Form 10-Q
period 2014-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2014-11-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2014 – Class A common stock	21,747,983
September 30, 2014 – Class B common stock	23,924,939

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$142,119	$141,663
Federal funds sold	737	672
Interest bearing deposits in banks	677,107	392,492
Total cash and cash equivalents	819,963	534,827
Investment securities:
Available-for-sale	1,586,503	1,947,706
Held-to-maturity (estimated fair values of $588,032 and $205,926 at September 30, 2014 and December 31, 2013, respectively)	583,271	203,837
Total investment securities	2,169,774	2,151,543
Loans held for investment	4,791,444	4,303,992
Mortgage loans held for sale	62,938	40,861
Total loans	4,854,382	4,344,853
Less allowance for loan losses	74,231	85,339
Net loans	4,780,151	4,259,514
Goodwill	204,646	183,673
Premises and equipment, net of accumulated depreciation	207,181	179,690
Company-owned life insurance	152,761	122,175
Other real estate owned (“OREO”)	18,496	15,504
Accrued interest receivable	30,282	26,450
Core deposit intangibles, net of accumulated amortization	14,137	4,519
Mortgage servicing rights, net of accumulated amortization and impairment reserve	13,894	13,546
Deferred tax asset, net	1,347	12,154
Other assets	68,720	61,056
Total assets	$8,481,352	$7,564,651
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,637,151	$1,491,683
Interest bearing	5,322,348	4,642,067
Total deposits	6,959,499	6,133,750
Securities sold under repurchase agreements	432,478	457,437
Accounts payable and accrued expenses	56,210	47,523
Accrued interest payable	5,569	4,963
Long-term debt	36,882	36,917
Other borrowed funds	1,934	3
Subordinated debentures held by subsidiary trusts	102,916	82,477
Total liabilities	7,595,488	6,763,070
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2014 or December 31, 2013	—	—
Common stock	321,132	285,535
Retained earnings	572,362	532,087
Accumulated other comprehensive loss, net	(7,630)	(16,041)
Total stockholders’ equity	885,864	801,581
Total liabilities and stockholders’ equity	$8,481,352	$7,564,651
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$61,007	$54,901	$170,290	$165,247
Interest and dividends on investment securities:
Taxable	7,259	7,660	22,208	23,377
Exempt from federal taxes	1,085	1,153	3,265	3,594
Interest on deposits in banks	374	207	830	717
Interest on federal funds sold	3	8	7	17
Total interest income	69,728	63,929	196,600	192,952
Interest expense:
Interest on deposits	3,487	3,821	10,238	12,214
Interest on securities sold under repurchase agreements	52	58	181	232
Interest on other borrowed funds	27	—	27	—
Interest on long-term debt	482	487	1,431	1,450
Interest on preferred stock pending redemption	—	—	—	159
Interest on subordinated debentures held by subsidiary trusts	598	607	1,778	1,904
Total interest expense	4,646	4,973	13,655	15,959
Net interest income	65,082	58,956	182,945	176,993
Provision for loan losses	261	(3,000)	(6,740)	(2,125)
Net interest income after provision for loan losses	64,821	61,956	189,685	179,118
Non-interest income:
Other service charges, commissions and fees	10,458	9,286	29,313	26,519
Income from the origination and sale of loans	7,346	7,934	18,386	28,652
Wealth management revenues	5,157	4,581	14,221	12,735
Service charges on deposit accounts	4,331	4,360	12,135	12,751
Investment securities gains (losses), net	(8)	30	80	26
Other income	2,079	1,416	5,905	5,322
Total non-interest income	29,363	27,607	80,040	86,005
Non-interest expense:
Salaries and wages	25,914	22,806	72,796	69,681
Employee benefits	7,841	7,328	23,318	23,049
Occupancy, net	4,534	4,292	13,026	12,381
Furniture and equipment	3,338	3,147	9,696	9,362
Outsourced technology services	2,346	2,295	6,955	6,647
OREO expense, net of income	(58)	18	(211)	999
Professional fees	1,233	1,135	3,881	3,398
FDIC insurance premiums	1,172	1,205	3,381	3,938
Mortgage servicing rights amortization	591	629	1,774	2,187
Mortgage servicing rights impairment recovery	(61)	(62)	(117)	(121)
Core deposit intangibles amortization	688	355	1,396	1,064
Other expenses	12,368	9,431	33,672	31,699
Non-core expenses	5,052	—	5,649	—
Total non-interest expense	64,958	52,579	175,216	164,284
Income before income tax expense	29,226	36,984	94,509	100,839
Income tax expense	10,071	13,172	32,884	35,478
Net income	$19,155	$23,812	$61,625	$65,361

Basic earnings per common share	$0.43	$0.54	$1.39	$1.50
Diluted earnings per common share	$0.42	$0.54	$1.37	$1.49
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$19,155	$23,812	$61,625	$65,361
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	(3,322)	1,794	13,844	(39,547)
Reclassification adjustment for net (gains) losses included in income	8	(30)	(80)	(26)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	33	33	103	102
Other comprehensive income (loss), before tax	(3,281)	1,797	13,867	(39,471)
Deferred tax benefit (expense) related to other comprehensive income/loss	1,291	(707)	(5,456)	15,532
Other comprehensive income (loss), net of tax	(1,990)	1,090	8,411	(23,939)
Comprehensive income, net of tax	$17,165	$24,902	$70,036	$41,422
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	61,625	—	61,625
Other comprehensive income, net of tax expense	—	—	8,411	8,411
Common stock transactions:
387,967 common shares purchased and retired	(9,736)	—	—	(9,736)
1,402,811 common shares issued	35,972	—	—	35,972
147,876 non-vested common shares issued	—	—	—	—
17,741 non-vested common shares forfeited	—	—	—	—
372,880 stock options exercised, net of 166,780 shares tendered in payment of option price and income tax withholding amounts	4,914	—	—	4,914
Tax benefit of stock-based compensation	1,541	—	—	1,541
Stock-based compensation expense	2,906	—	—	2,906
Common cash dividend declared ($0.48 per share)	—	(21,350)	—	(21,350)
Balance at September 30, 2014	$321,132	$572,362	$(7,630)	$885,864

Balance at December 31, 2012	$271,335	$463,860	$15,991	$751,186
Net income	—	65,361	—	65,361
Other comprehensive loss, net of tax benefit	—	—	(23,939)	(23,939)
Common stock transactions:
25,667 common shares purchased and retired	(448)	—	—	(448)
26,096 common shares issued	543	—	—	543
120,873 non-vested common shares issued	—	—	—	—
10,517 non-vested common shares forfeited	—	—	—	—
688,864 stock options exercised, net of 336,442 shares tendered in payment of option price and income tax withholding amounts	8,137	—	—	8,137
Tax benefit of stock-based compensation	1,578	—	—	1,578
Stock-based compensation expense	2,207	—	—	2,207
Cash dividends declared:
Common ($0.27 per share)	—	(11,765)	—	(11,765)
Balance at September 30, 2013	$283,352	$517,456	$(7,948)	$792,860
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$61,625	$65,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(6,740)	(2,125)
Net gain on disposal of premises and equipment	(68)	(224)
Depreciation and amortization	12,168	12,293
Net premium amortization on investment securities	10,784	11,426
Net gain on investment securities transactions	(80)	(26)
Net gain on sale of mortgage loans held for sale	(12,947)	(20,376)
Net gain on sale of OREO	(551)	(3,195)
Write-downs of OREO and other assets pending disposal	87	3,180
Net reversal of impairment of mortgage servicing rights	(117)	(121)
Deferred income tax expense	8,537	6,302
Net (increase) decrease in cash surrender value of company-owned life insurance	(2,540)	28
Stock-based compensation expense	2,906	2,207
Tax benefits from stock-based compensation expense	1,541	1,578
Excess tax benefits from stock-based compensation expense	(1,503)	(1,488)
Originations of mortgage loans held for sale	(682,011)	(1,387,785)
Proceeds from sales of mortgage loans held for sale	676,061	1,419,539
Changes in operating assets and liabilities:
Increase in interest receivable	(2,749)	(1,515)
Decrease (increase) in other assets	(1,585)	9,434
Increase (decrease) in accrued interest payable	22	(1,135)
Increase (decrease) in accounts payable and accrued expenses	1,321	(2,622)
Net cash provided by operating activities	64,161	110,736
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(10,431)	(13,915)
Available-for-sale	(322,838)	(564,448)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	29,432	15,818
Available-for-sale	398,383	569,606
Purchases of company-owned life insurance	(15,000)	—
Proceeds from sales of mortgage servicing rights	266	470
Extensions of credit to customers, net of repayments	(148,854)	(147,826)
Recoveries of loans charged-off	7,323	9,434
Proceeds from sales of OREO	5,877	25,185
Acquisition of bank and bank holding company, net of cash and cash equivalents received	35,556	—
Capital expenditures, net of sales	(6,599)	(2,489)
Net cash used in investing activities	$(26,885)	$(108,165)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$310,370	$(131,786)
Net decrease in repurchase agreements	(25,880)	(77,675)
Net decrease in other borrowed funds	(11,926)	(22)
Repayments of long-term debt	(35)	(32)
Redemption of preferred stock	—	(50,000)
Proceeds from issuance of common stock	4,914	8,680
Excess tax benefits from stock-based compensation expense	1,503	1,488
Purchase and retirement of common stock	(9,736)	(448)
Dividends paid to common stockholders	(21,350)	(11,765)
Net cash provided by (used in) financing activities	247,860	(261,560)
Net increase (decrease) in cash and cash equivalents	285,136	(258,989)
Cash and cash equivalents at beginning of period	534,827	801,332
Cash and cash equivalents at end of period	$819,963	$542,343

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$21,100	$30,529
Cash paid during the period for interest expense	13,049	17,094
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2014 and December 31, 2013, and the results of operations for each of the three and nine month periods ended and cash flows for each of the nine month periods ended September 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2013 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2014 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2)	Acquisition

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("MWFC"), a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA ("MWB"), with branches located in five of the Company's current market areas in Montana. The acquisition was completed on July 31, 2014, and the Company merged MWB with its existing bank subsidiary, First Interstate Bank ("FIB"), on October 17, 2014. The acquisition allowed the Company to gain market share in several of its current market areas. The Company also expects to benefit from future cost savings related to the merger of MWB with FIB.

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock was canceled and converted into the right to receive 0.2552 shares of the Company's Class A common stock plus $7.125 in cash, or, at the stockholder's election, an amount in all cash or all stock intended to be substantially equal in value to the combination of stock and cash merger consideration described above. Consideration for the acquisition of $74,451 consisted of cash of $38,479 and the issuance of 1,378,230 shares of the Company's Class A common stock valued at $26.10 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was accounted for using the acquisition method with the cash portion of the purchase price funded from cash on hand.

The assets and liabilities of MWFC were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. This acquisition was accounted for as a tax-free exchange; therefore, goodwill recorded in conjunction with this acquisition is not deductible for income tax purposes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarized the consideration paid, fair values of MWFC assets acquired and liabilities assumed and the resulting goodwill. All amounts reported are provisional pending completion of review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of July 31, 2014	by MWFC	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$74,035	$—		$74,035
Investment securities	104,945	(34)	(1)	104,911
Loans	378,558	(18,286)	(2)	360,272
Allowance for loan losses	(11,598)	11,598	(3)	—
Premises and equipment	35,283	(5,685)	(4)	29,598
Company-owned life insurance	13,046	—		13,046
Deferred tax asset, net	6,491	1,461	(5)	7,952
Core deposit intangible	—	11,014	(6)	11,014
Other assets	16,559	(5,300)	(7)	11,259
Total assets acquired	617,319	(5,232)		612,087

Liabilities assumed:
Deposits	515,538	(159)	(8)	515,379
Other liabilities	20,501	2,290	(9)	22,791
Subordinated debentures held by subsidiary trusts	20,439	—	(10)	20,439
Total liabilities assumed	556,478	2,131		558,609

Net assets acquired	$60,841	$(7,363)		53,478

Consideration paid:
Cash				38,479
Class A common stock				35,972
Total consideration				74,451

Goodwill				$20,973

Explanation of fair value adjustments:
(1)	Write down of the book value of investment securities to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
(2)
Write down of the book value of loans to their estimated fair values. Except for collateral dependent loans acquired with deteriorated credit quality, the fair value of loans was estimated using cash flow projections based on the remaining maturity and repricing terms, adjusted for estimated future credit losses and prepayments and discounted to present value using a risk-adjusted market rate for similar loans. The fair value of collateral dependent loans acquired with deteriorated credit quality was estimated based on the Company's analysis of the fair value of the each loan's underlying collateral, discounted using market-derived rates of return with consideration given to the period of time and costs associated with foreclosure and disposition of the collateral.

(3)	Adjustment to remove the MWB allowance for loan losses at acquisition date as the credit risk is accounted for in the fair value adjustment for loans receivable described in (2) above.
(4)	Write down of the book value of premises and equipment to their estimated fair values based upon appraisals obtained from an independent third party appraiser.
(5)
Adjustment represents the net deferred tax assets resulting from fair value adjustments related to acquired assets, assumed liabilities, core deposit intangible assets and other purchase accounting adjustments.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon a valuation obtained from an independent third party valuation expert.
(7)
Adjustment consists of a reduction in the value of equity method investments and accrued interest receivable and the write-off of federal and state income taxes receivable, pre-existing goodwill and computer software costs.

(8)	Decrease in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition.
(9)
Adjustment represents decrease in the book value of Federal Home Loan Bank borrowings to their estimated fair market values based upon interest interest rates of similar advances with similar characteristics on the date of acquisition.

(10)
Recorded value of junior subordinated debentures held by subsidiary trusts approximates fair value as of the acquisition date due to the short-term nature of the instruments. The Company intends to redeem these debentures in December 2014.

The core deposit intangible asset of $11,014 is being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

The Company recorded third party acquisition-related costs of $1,053 and $1,649 during the three and nine months ended September 30, 2014. These costs are included in non-core expenses in the Company's consolidated statements of income.

The Company acquired certain loans that are subject to Accounting Standards Codification ("ASC") Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality." ASC Topic 310-30 provides recognition, measurement and disclosure guidance for acquired loans that have evidence of deterioration in credit quality since origination for which is it probable, at acquisition, the Company will be unable to collect all contractual amounts owned. For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired ("accretable yield") is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underling credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans. Information regarding acquired credit-impaired loans as of the July 31, 2014 acquisition date is as follows:

Contractually required principal and interest payments	$112,882
Contractual cash flows not expected to be collected ("non-accretable discount")	74,760
Cash flows expected to be collected	38,122
Interest component of cash flows expected to be collected ("accretable discount")	5,233
Fair value of acquired credit-impaired loans	$32,889
The accompanying consolidated statements of income for the three and nine months ended September 30, 2014 include the results of operations of the acquired entity from the July 31, 2014 acquisition date. Had the acquisition been completed as of January 1, 2014, the Company's consolidated revenues and net income, on a pro forma basis, would have been $101,369 and $18,730, respectively, for the three months ended September 30, 2014, and $293,258 and $62,913, respectively, for the nine months ended September 30, 2014. Change in control expenses related to employee benefit plans, stock option cancellation fees and legal and professional expenses related to the acquisition activities of the acquired entity aggregating $2,441, net of income taxes, have been excluded from pro forma net income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$733,144	$1,193	$(5,840)	$728,497
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	851,119	11,152	(4,609)	857,662
Private mortgage-backed securities	340	5	(1)	344
Total	$1,584,603	$12,350	$(10,450)	$1,586,503

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$189,919	$6,260	$(454)	$195,725
Corporate securities	21,860	82	—	21,942
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	370,933	1,081	(2,208)	369,806
Other investments	559	—	—	559
Total	$583,271	$7,423	$(2,662)	$588,032

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$774,055	$1,432	$(12,249)	$763,238
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,197,295	11,905	(25,147)	1,184,053
Private mortgage-backed securities	407	9	(1)	415
Total	$1,971,757	$13,346	$(37,397)	$1,947,706

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$185,818	$4,043	$(2,049)	$187,812
Corporate securities	18,019	103	(8)	18,114
Total	$203,837	$4,146	$(2,057)	$205,926

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains	$—	$30	$243	$42
Gross realized losses	(8)	—	(163)	(16)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$29,552	$(209)	$388,327	$(5,631)	$417,879	$(5,840)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	102,237	(428)	197,313	(4,181)	299,550	(4,609)
Private mortgage-backed securities	—	—	91	(1)	91	(1)
Total	$131,789	$(637)	$585,731	$(9,813)	$717,520	$(10,450)

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$—	$—	$20,586	$(454)	$20,586	$(454)
Private mortgage-backed securities	240,262	(2,208)	—	—	240,262	(2,208)
Total	$240,262	$(2,208)	$20,586	$(454)	$260,848	$(2,662)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$458,385	$(10,355)	$59,362	$(1,894)	$517,747	$(12,249)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	634,199	(17,273)	166,930	(7,874)	801,129	(25,147)
Private mortgage-backed securities	—	—	104	(1)	104	(1)
Total	$1,092,584	$(27,628)	$226,396	$(9,769)	$1,318,980	$(37,397)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$37,550	$(1,319)	$14,296	$(730)	$51,846	$(2,049)
Corporate securities	7,294	(8)	—	—	7,294	(8)
Total	$44,844	$(1,327)	$14,296	$(730)	$59,140	$(2,057)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 174 and 229 individual investment securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, respectively. Unrealized losses as of September 30, 2014 and December 31, 2013 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three and nine months ended September 30, 2014 and 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at September 30, 2014 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2014	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$261,829	$263,597	$88,305	$88,490
After one year but within five years	1,074,666	1,075,712	285,622	286,860
After five years but within ten years	181,258	179,828	144,409	146,353
After ten years	66,850	67,366	64,935	66,329
Total	$1,584,603	$1,586,503	$583,271	$588,032

As of September 30, 2014, the Company had investment securities callable within one year with amortized costs and estimated fair values of $178,937 and $178,814, respectively, including callable structured notes with amortized costs and estimated fair values of $69,967 and $69,997, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

(4)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2014	December 31, 2013
Real estate loans:
Commercial	$1,686,509	$1,449,174
Construction:
Land acquisition & development	194,138	205,911
Residential	88,179	76,488
Commercial	85,103	69,236
Total construction loans	367,420	351,635
Residential	957,282	867,912
Agricultural	158,940	173,534
Total real estate loans	3,170,151	2,842,255
Consumer:
Indirect consumer	537,765	476,012
Other consumer	145,076	133,039
Credit card	62,641	62,536
Total consumer loans	745,482	671,587
Commercial	736,908	676,544
Agricultural	136,587	111,872
Other, including overdrafts	2,316	1,734
Loans held for investment	4,791,444	4,303,992
Mortgage loans held for sale	62,938	40,861
Total loans	$4,854,382	$4,344,853

Loans from business combinations included in the table above include certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of September 30, 2014.

As of September 30, 2014

Outstanding balance	$42,627

Carrying value
Loans on accrual status	32,350
Loans on non-accrual status	—
Total carrying value	$32,350

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Beginning balance	$—	$—
Acquisition	5,233	5,233
Accretion income	(289)	(289)
Reductions due to exit events	(16)	(16)
Ending balance	$4,928	$4,928

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2014	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,290	$3,173	$199	$7,662	$1,643,243	$35,604	$1,686,509
Construction:
Land acquisition & development	4,674	941	—	5,615	178,608	9,915	194,138
Residential	1,798	311	—	2,109	85,832	238	88,179
Commercial	—	—	—	—	82,534	2,569	85,103
Total construction loans	6,472	1,252	—	7,724	346,974	12,722	367,420
Residential	5,054	542	766	6,362	948,412	2,508	957,282
Agricultural	909	154	—	1,063	151,028	6,849	158,940
Total real estate loans	16,725	5,121	965	22,811	3,089,657	57,683	3,170,151
Consumer:
Indirect consumer	2,728	278	2	3,008	534,344	413	537,765
Other consumer	976	154	39	1,169	143,320	587	145,076
Credit card	340	261	235	836	61,789	16	62,641
Total consumer loans	4,044	693	276	5,013	739,453	1,016	745,482
Commercial	10,716	1,077	113	11,906	712,261	12,741	736,908
Agricultural	23	—	—	23	136,089	475	136,587
Other, including overdrafts	—	—	—	—	2,316	—	2,316
Loans held for investment	31,508	6,891	1,354	39,753	4,679,776	71,915	4,791,444
Mortgage loans originated for sale	—	—	—	—	62,938	—	62,938
Total loans	$31,508	$6,891	$1,354	$39,753	$4,742,714	$71,915	$4,854,382

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $992 and $1,216 for the three months ended September 30, 2014 and 2013, respectively, and approximately $3,176 and $3,877 for the nine months ended September 30, 2014 and 2013, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of September 30, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$47,675	$24,184	$21,603	$45,787	$2,993
Construction:
Land acquisition & development	14,162	7,162	3,366	10,528	590
Residential	382	238	—	238	—
Commercial	2,736	258	2,444	2,702	906
Total construction loans	17,280	7,658	5,810	13,468	1,496
Residential	2,621	2,083	371	2,454	124
Agricultural	8,942	7,074	1,772	8,846	192
Total real estate loans	76,518	40,999	29,556	70,555	4,805
Commercial	16,174	9,560	4,109	13,669	1,445
Agricultural	886	379	455	834	320
Total	$93,578	$50,938	$34,120	$85,058	$6,570

As of December 31, 2013	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$53,492	$211	$62,208	$239
Construction:
Land acquisition & development	11,611	11	17,614	19
Residential	304	—	1,513	—
Commercial	2,709	2	1,174	2
Total construction loans	14,624	13	20,301	21
Residential	4,773	1	7,770	6
Agricultural	9,031	25	9,995	—
Total real estate loans	81,920	250	100,274	266
Commercial	14,252	14	16,245	16
Agricultural	906	6	240	4
Total	$97,078	$270	$116,759	$286

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$57,743	$668	$65,726	$849
Construction:
Land acquisition & development	13,529	33	19,923	475
Residential	799	—	1,949	—
Commercial	1,520	6	5,161	2
Total construction loans	15,848	39	27,033	477
Residential	5,537	4	8,882	15
Agricultural	10,223	54	7,751	8
Total real estate loans	89,351	765	109,392	1,349
Commercial	14,001	42	15,065	52
Agricultural	707	18	335	12
Total	$104,059	$825	$124,792	$1,413

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,246 and $1,481 for the three months ended September 30, 2014 and 2013, respectively and approximately $3,927 and $4,832 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $51,562 as of September 30, 2014, of which $30,606 were included in non-accrual loans and $20,956 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $59,792 as of December 31, 2013, of which $38,011 were included in non-accrual loans and $21,781 were on accrual status.

The following tables present information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2014:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	3	$—	$445	$84	$—	$529
Consumer	1	—	114	—	—	114
Total loans restructured during period	4	$—	$559	$84	$—	$643
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	11	$2,931	$671	$84	$921	$4,607
Consumer	1	—	114	—	—	114
Commercial	4	299		—	30	329
Total loans restructured during period	16	$3,230	$785	$84	$951	$5,050
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or nine months ended September 30, 2014 or 2013.

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

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Notes	Balance	Number of Notes	Balance
Commercial	—	$—	2	$72

At September 30, 2014, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Company management undertakes the same process for assigning risk ratings to acquired loans as it does for originated loans. Acquired loans rated as substandard or lower or that were on non-accrual status or designated as troubled debt restructurings at the time of acquisition are deemed to be acquired credit impaired loans accounted for under ASC Topic 310-30, regardless of whether they are classified as performing or non-performing loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$86,668	$86,206	$20,997	$193,871
Construction:
Land acquisition & development	12,462	17,470	2,424	32,356
Residential	1,833	1,738	—	3,571
Commercial	169	258	2,444	2,871
Total construction loans	14,464	19,466	4,868	38,798
Residential	10,613	8,387	846	19,846
Agricultural	9,748	11,178	613	21,539
Total real estate loans	121,493	125,237	27,324	274,054
Consumer:
Indirect consumer	810	1,589	173	2,572
Other consumer	593	861	467	1,921
Credit card	—	298	1,537	1,835
Total consumer loans	1,403	2,748	2,177	6,328
Commercial	23,501	23,461	9,494	56,456
Agricultural	10,072	4,677	455	15,204
Total	$156,469	$156,123	$39,450	$352,042

As of December 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,747	$86,426	$24,840	$191,013
Construction:
Land acquisition & development	13,211	19,677	7,329	40,217
Residential	1,859	1,649	277	3,785
Commercial	—	409	84	493
Total construction loans	15,070	21,735	7,690	44,495
Residential	7,500	7,188	4,184	18,872
Agricultural	13,597	10,245	2,370	26,212
Total real estate loans	115,914	125,594	39,084	280,592
Consumer:
Indirect consumer	875	1,524	115	2,514
Other consumer	573	969	268	1,810
Credit card	—	392	2,010	2,402
Total consumer loans	1,448	2,885	2,393	6,726
Commercial	33,318	23,833	3,745	60,896
Agricultural	8,401	1,788	86	10,275
Total	$159,081	$154,100	$45,308	$358,489

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

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$57,312	$5,347	$14,986	$621	$—	$78,266
Provision charged to operating expense	(3,839)	423	3,598	67	12	261
Less loans charged-off	(147)	(1,437)	(4,678)	—	(12)	(6,274)
Add back recoveries of loans previously charged-off	999	495	484	—	—	1,978
Ending balance	$54,325	$4,828	$14,390	$688	$—	$74,231

Nine Months Ended September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(9,225)	191	2,032	250	12	(6,740)
Less loans charged-off	(2,390)	(3,217)	(6,008)	(64)	(12)	(11,691)
Add back recoveries of loans previously charged-off	2,017	1,661	3,619	26	—	7,323
Ending balance	$54,325	$4,828	$14,390	$688	$—	$74,231

As of September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,805	$—	$1,445	$320	$—	$6,570
Loans collectively evaluated for impairment	49,520	4,828	12,945	368	—	67,661
Allowance for loan losses	$54,325	$4,828	$14,390	$688	$—	$74,231

As of September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$70,555	$—	$13,669	$834	$—	$85,058
Collectively evaluated for impairment	3,162,534	745,482	723,239	135,753	2,316	4,769,324
Total loans	$3,233,089	$745,482	$736,908	$136,587	$2,316	$4,854,382

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Three Months Ended September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$71,503	$7,040	$19,475	$510	$—	$98,528
Provision charged to operating expense	(2,820)	289	(390)	(79)	—	(3,000)
Less loans charged-off	(2,129)	(1,083)	(1,703)	—	—	(4,915)
Add back recoveries of loans previously charged-off	1,399	484	474	20	—	2,377
Ending balance	$67,953	$6,730	$17,856	$451	$—	$92,990

Nine Months Ended September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,140	$17,085	$504	$—	$100,511
Provision charged to operating expense	(4,864)	1,405	1,409	(75)	—	(2,125)
Less loans charged-off	(8,299)	(3,444)	(3,083)	(4)	—	(14,830)
Add back recoveries of loans previously charged-off	5,334	1,629	2,445	26	—	9,434
Ending balance	$67,953	$6,730	$17,856	$451	$—	$92,990

As of September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$9,216	$—	$4,126	$19	$—	$13,361
Loans collectively evaluated for impairment	58,737	6,730	13,730	432	—	79,629
Allowance for loan losses	$67,953	$6,730	$17,856	$451	$—	$92,990

As of September 30, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Total loans:
Individually evaluated for impairment	$97,717	$—	$13,743	$116	$—	$111,576
Collectively evaluated for impairment	2,755,298	672,184	667,673	123,449	1,912	4,220,516
Total loans	$2,853,015	$672,184	$681,416	$123,565	$1,912	$4,332,092

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2014, there had been no decreases in expected cash flows for loans acquired credit impaired and no allowance for loan loss related to these loans was recorded.

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$16,425	$22,782	$15,504	$32,571
OREO acquired through acquisition	3,608	—	3,608	—
Additions	398	1,952	4,797	10,507
Capitalized improvements	—	—	—	13
Valuation adjustments	(77)	—	(87)	(2,564)
Dispositions	(1,858)	(6,197)	(5,326)	(21,990)
Ending balance	$18,496	$18,537	$18,496	$18,537

(7)	Subordinated Debentures Held by Subsidiary Trusts

In conjunction with the acquisition of MWFC, the Company acquired sponsorship of two wholly-owned business trusts, MWF Statutory Trust III and MWF Statutory Trust IV (collectively the "Trusts"), which were formed for the exclusive purpose of issuing an aggregate of $19,825 of 30-year floating rate mandatorily redeemable capital trust preferred securities ("Trust Preferred Securities") to third-party investors. The Trusts also issued, in aggregate, $614 of common equity securities to MWFC. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by MWFC.

MWFC issued $6,006 of Subordinated Debentures to Trust III. The Subordinated Debentures mature on September 26, 2033 and bear a cumulative floating interest rate equal to the three month London Interbank Offered Rate ("LIBOR") plus 3.10% per annum. As of September 30, 2014, the interest rate on the Subordinated Debentures was 3.33%.

MWFC issued $14,433 of Subordinated Debentures to Trust IV. The Subordinated Debentures mature on December 15, 2036 and bear a cumulative floating interest rate equal to the three month LIBOR plus 1.85% per annum. As of September 30, 2014, the interest rate on the Subordinated Debentures was 2.08%.

The Subordinated Debentures are unsecured with interest distributions payable quarterly. Payment of interest may be deferred at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common and preferred shares is restricted. The Subordinated Debentures may be redeemed, subject to approval by the Federal Reserve Bank, on any quarterly redemption date set forth in the agreements.

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

(8)	Capital Stock

The Company had 21,747,983 shares of Class A common stock and 23,924,939 shares of Class B common stock outstanding as of September 30, 2014. The Company had 19,868,018 shares of Class A common stock and 24,287,045 shares of Class B common stock outstanding as of December 31, 2013.

On July 31, 2014, the Company issued 1,378,230 shares of its Class A common stock with an aggregate value of $35,972 as partial consideration for the acquisition of MWFC. In addition, during the nine months ended September 30, 2014, the Company issued 24,581 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $621 is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholder's equity.

During the nine months ended September 30, 2014, the Company repurchased and retired 362,121 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $9,078. The repurchases were made pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. Under the terms of the stock repurchase program, the Company may repurchase up to an additional 1,637,879 shares of its Class A common stock prior to expiration of the plan on November 25, 2014. All other stock repurchases during the three and nine months ended September 30, 2014 and 2013 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

On January 24, 2014, the Company filed a Registration Statement on Form S-8 to register an additional 1,500,000 shares of Class A common stock to be issued pursuant to the Company's 2006 Equity Compensation Plan, as amended and restated.

(9)	Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$19,155	$23,812	$61,625	$65,361

Weighted average common shares outstanding for basic earnings per share computation	44,911,858	43,699,566	44,321,326	43,458,309
Dilutive effects of stock-based compensation	548,430	585,278	562,667	384,980
Weighted average common shares outstanding for diluted earnings per common share computation	45,460,288	44,284,844	44,883,993	43,843,289

Basic earnings per common share	$0.43	$0.54	$1.39	$1.50
Diluted earnings per common share	$0.42	$0.54	$1.37	$1.49

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had 102,529 and 54,402 shares of unvested restricted stock as of September 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 875,714 stock options outstanding as of September 30, 2013, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had no anti-dilutive stock options outstanding as of September 30, 2014.

(10)	Regulatory Capital

The Company is subject to the regulatory capital requirements administered by federal banking regulators and the Federal Reserve. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of September 30, 2014 and December 31, 2013, the Company exceeded all capital adequacy requirements to which it is subject.

Actual capital amounts and ratios and selected minimum regulatory thresholds for the Company and its bank subsidiaries, as of September 30, 2014 and December 31, 2013 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total risk-based capital:
Consolidated	$898,047	16.3%	$439,616	8.0%	NA	NA
FIB	751,699	14.8	405,953	8.0	$507,441	10.0%
MWB	63,114	15.9	31,710	8.0	39,637	10.0%
Tier 1 risk-based capital:
Consolidated	808,289	14.7	219,808	4.0	NA	NA
FIB	679,135	13.4	202,976	4.0	$304,465	6.0
MWB	63,114	15.9	15,855	4.0	23,782	6.0
Leverage capital ratio:
Consolidated	808,289	10.4	310,206	4.0	NA	NA
FIB	679,135	9.0	302,110	4.0	$377,638	5.0
MWB	63,114	10.8	23,461	4.0	$29,327	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital:
Consolidated	$829,443	16.8%	$396,210	8.0%	NA	NA
FIB	723,955	14.7	394,038	8.0	$492,548	10.0%
Tier 1 risk-based capital:
Consolidated	739,246	14.9	198,105	4.0	NA	NA
FIB	650,093	13.2	197,019	4.0	$295,529	6.0
Leverage capital ratio:
Consolidated	739,246	10.1	293,414	4.0	NA	NA
FIB	650,093	8.9	292,199	4.0	$365,248	5.0

(11)	Commitments and Contingencies

Legal Proceedings:

First Interstate Bank ("the Bank"), a wholly owned banking subsidiary of the Company, was a defendant in a lender liability lawsuit , Kelly Logging Inc. v. First Interstate Bank ("the case"). The case was tried in August 2014 in the Montana Fourth Judicial District, Missoula County in Missoula, Montana ("the court"). On August, 2014, a jury awarded damages to Kelly Logging of $17,047, which included $287 in compensatory damages and $16,760 in punitive damages. On October 1, 2014, a non-final judgment was entered in this matter in the amount of $17,047 plus reasonable attorney fees and interest. The non-final judgment is subject to the court's mandatory review of the jury's punitive damages award and rulings on pending post-trial motions including the Bank's motions asserting that, among other things, Kelly Logging did not provide legally sufficient evidence to support its claims of damage and requesting a reduction of the jury's punitive damages award. On October 14, 2014, the Company filed with the Montana Supreme Court, a petition for writ of supervisory control vacating the October 1, 2014, judgment entered by the court asserting that the court failed to fulfill its statutory duty before entering judgment, thereby violating the Bank's constitutional rights and on October 16, 2014, the Montana Supreme Court ordered the court to file a summary response to the petition within 10 days. On October 21, 2014, the court entered a revised non-final judgment to clarify that the judgment entered on October 1, 2014 was a conditional judgment that could not be enforced and did not create a judgment lien or trigger the time for appeal. On October 28, 2014, the court responded to the Montana Supreme Court requesting the writ of supervisory control be denied because the issues brought forth were moot. On October 29, 2014, the Company filed a post-trial motion moving the court to alter or amend its October 21, 2014 judgment to reflect judgment in the Company's favor or, alternatively, grant a new trial as to all of the claims to correct manifest errors of law or fact upon which the judgment was based. An evidentiary hearing on Kelly Logging's attorney's fees and costs and oral argument on all post-trial motions has been set by the court for November 12, 2014.

The Company intends to continue to defend itself vigorously in this litigation and believes it has valid bases in law and fact to overturn or appeal the verdict. In recent appellate cases, the Montana Supreme Court has reduced excessive punitive damage awards to comply with the upper limit of the federal due process guidelines, or to an amount equal to no more than nine times the compensatory damages awarded, in even the most egregious cases. Although the Company believes it has meritorious defenses and appellate issues for this litigation, these proceedings are subject to many uncertainties and, given their complexity and scope, the final outcome cannot be predicted and could have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. During third quarter 2014, the Company accrued $4,000 of litigation-related expense, which takes into consideration the federal due process guidelines related to punitive damage awards and estimates of the plaintiff's attorneys fees and interest. This accrual is included in non-core expenses in the accompanying consolidated statement of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof of all other claims and litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Other Commitments:

As of September 30, 2014, the Company had commitments under construction agreements of $365 and commitments to purchase available-for-sale U.S. government agency securities of $9,995.

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2014, commitments to extend credit to existing and new borrowers approximated $1,488,996, which included $490,749 on unused credit card lines and $361,132 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2014, the Company had outstanding standby letters of credit of $64,752. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $4,797 and $10,507 to OREO during the nine months ended September 30, 2014 and 2013, respectively.

The Company transferred internally originated mortgage servicing rights of $2,005 and $2,931 from loans to mortgage servicing assets during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, the Company issued 1,378,230 shares of its Class A common stock valued at $35,972 as partial consideration for the acquisition of MWFC.

The Company reclassified tax credit investments with a carrying value of $429 from held-to-maturity investment securities to other assets during the nine months ended September 30, 2013.

The Company transferred bank buildings and land pending disposal with book values of $1,448 to other assets during the nine months ended September 30, 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2014	2013	2014	2013	2014	2013
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$(3,322)	$1,794	$(1,307)	$706	$(2,015)	$1,088
Reclassification adjustment for net (gains) losses included in net income	8	(30)	3	(12)	5	(18)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	33	33	13	13	20	20
Total other comprehensive income (loss)	$(3,281)	$1,797	$(1,291)	$707	$(1,990)	$1,090

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$13,844	$(39,547)	$5,447	$(15,562)	$8,397	$(23,985)
Reclassification adjustment for net (gains) losses included in net income	(80)	(26)	(32)	(10)	(48)	(16)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	103	102	41	40	62	62
Total other comprehensive (loss) income	$13,867	$(39,471)	$5,456	$(15,532)	$8,411	$(23,939)

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	September 30, 2014	December 31, 2013
Net unrealized gain on investment securities available-for-sale	$(6,229)	$(14,578)
Net actuarial loss on defined benefit post-retirement benefit plans	(1,401)	(1,463)
Net accumulated other comprehensive loss	$(7,630)	$(16,041)

(15)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$728,497	$—	$728,497	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	857,662	—	857,662	—
Private mortgage-backed securities	344	—	344	—
Mortgage servicing rights	27,292	—	27,292	—

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

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of September 30, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$41,996	$—	$—	$41,996
Other real estate owned	6,499	—	—	6,499
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$57,302	$—	$—	$57,302
Other real estate owned	8,502	—	—	8,502
Long-lived assets to be disposed of by sale	1,186	—	—	1,186

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2014, certain impaired loans with a carrying value of $57,086 were reduced by specific valuation allowance allocations of $6,570 and partial loan charge-offs of $8,520 resulting in a reported fair value of $41,996. As of December 31, 2013, certain impaired loans with a carrying value of $80,526 were reduced by specific valuation allowance allocations of $8,929 and partial loan charge-offs of $14,295 resulting in a reported fair value of $57,302.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $87 during the nine months ended September 30, 2014 were based on management's estimate of the current fair value of the properties. Write-downs of $2,564 during the nine months ended September 30, 2013, included $196 directly related to receipt of updated appraisals and $2,368 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2014 and December 31, 2013, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $1,785 that were reduced by write-downs of $599 resulting in an aggregate fair value of $1,186.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$819,963	$819,963	$—	$819,963	$—
Investment securities available-for-sale	1,586,503	1,586,503	—	1,586,503	—
Investment securities held-to-maturity	583,271	588,032	—	588,032	—
Accrued interest receivable	30,282	30,282	—	30,282	—
Mortgage servicing rights, net	13,894	27,292	—	27,292	—
Net loans	4,780,151	4,784,957	—	4,742,961	41,996
Total financial assets	$7,814,064	$7,837,029	$—	$7,795,033	$41,996

Financial liabilities:
Total deposits, excluding time deposits	$5,705,490	$5,705,490	$—	$5,705,490	$—
Time deposits	1,254,009	1,259,444	—	1,259,444	—
Securities sold under repurchase agreements	432,478	432,478	—	432,478	—
Other borrowed funds	1,934	1,934	—	1,934	—
Accrued interest payable	5,569	5,569	—	5,569	—
Long-term debt	36,882	36,524	—	36,524	—
Subordinated debentures held by subsidiary trusts	102,916	98,177	—	98,177	—
Total financial liabilities	$7,539,278	$7,539,616	$—	$7,539,616	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$534,827	$534,827	$—	$534,827	$—
Investment securities available-for-sale	1,947,706	1,947,706	—	1,947,706	—
Investment securities held-to-maturity	203,837	205,926	—	205,926	—
Accrued interest receivable	26,450	26,450	—	26,450	—
Mortgage servicing rights, net	13,546	25,698	—	25,698	—
Net loans	4,259,514	4,246,539	—	4,189,237	57,302
Total financial assets	$6,985,880	$6,987,146	$—	$6,929,844	$57,302

Financial liabilities:
Total deposits, excluding time deposits	$4,943,033	$4,943,033	$—	$4,943,033	$—
Time deposits	1,190,717	1,196,250	—	1,196,250	—
Securities sold under repurchase agreements	457,437	457,437	—	457,437	—
Other borrowed funds	3	3	—	3	—
Accrued interest payable	4,963	4,963	—	4,963	—
Long-term debt	36,917	34,508	—	34,508	—
Subordinated debentures held by subsidiary trusts	82,477	72,045	—	72,045	—
Total financial liabilities	$6,715,547	$6,708,239	$—	$6,708,239	$—

(16)	Related Party Transactions

During the nine months ended September 30, 2014, the Company repurchased an aggregate of 29,615 shares of its Class A common stock from two directors of the Company at a weighted average price of $25.01 per share. The repurchases were made in privately negotiated transactions pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. For additional information regarding the Company's stock repurchases, see Note 8, Capital Stock.

(17)	Recent Authoritative Accounting Guidance

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

The Company adopted the amendments in ASU 2014-01 effective January 1, 2014. As of September 30, 2014, the Company had four investments in qualified affordable housing projects with an aggregate carrying value of $4,758 included in other assets on the Company's consolidated balance sheet. The Company elected to account for these investments using the proportional amortization method. During the three and nine months ended September 30, 2014, income tax benefits associated with these projects of $7 and $21 were recognized as a component of income tax expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company has commitments to invest additional amounts in these projects of $99 in 2014, $5,604 in 2015, $32 annually in 2016 through 2021, and $21 annually in 2022 and 2023.

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

ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in ASU 2014-11 expand secured borrowing treatment for certain repurchase agreements. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional disclosures about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. ASU 2014-11 also requires disclosure of the types of collateral pledged and liabilities associated with an entity's repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes included in the amendments in ASU 2014-11 are effective for the Company on January 1, 2015. The disclosure requirements set forth in the amendment in ASU 2014-11 are effective for the Company for interim and annual periods beginning after December 31, 2014. The Company does not expect the amendments in ASU 2014-11 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 amends Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation, to clarify that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period should be treated as a performance condition that affects the vesting of the award. ASU 2014-12 further clarifies that the requisite service period ends when the employees can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The amendments in ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in ASU 2014-12 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-14 "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 updates ASC Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, to require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and, (iii) any amount of the claim that is determined on the basis of the fair value of the real estate is fixed at the time of foreclosure. ASU 2014-14 provides that, upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 are effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may adopted using either a prospective transition method or a modified retrospective transition method. The amendments in ASU 2014-12 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(18)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On October 27, 2014, the Company declared a quarterly dividend to common shareholders of $0.16 per share, to be paid on November 17, 2014 to shareholders of record as of November 6, 2014.

See Note 11, Commitments and Contingencies, for information on subsequent events regarding legal proceedings.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of September 30, 2014, we had consolidated assets of $8,481 million, deposits of $6,959 million, loans of $4,854 million and total stockholders’ equity of $886 million. We currently operate 80 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp., a Montana-based bank holding company that operates one wholly-owned subsidiary bank, Mountain West Bank, NA, or MWB, with branches located in five of the Company's current market areas in Montana. The acquisition was completed on July 31, 2014, and the Company merged MWB with its existing bank subsidiary, FIB, on October 17, 2014.

Consideration for the acquisition was $74.5 million and consisted of cash of $38.5 million and the issuance of 1,378,230 shares of the Company's Class A common stock valued at $26.10 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. As of the acquisition date, Mountain West Financial Corp. had total assets with fair values of $612 million, total loans with fair values of $360 million and deposits with fair values of $515 million. In conjunction with the acquisition, the Company recorded provisional goodwill of $21 million and core deposit intangible assets of $11 million. For additional information regarding the acquisition, see “Note 2 – Acquisition” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Fair Values of Loans Acquired in Business Combinations

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $6.1 million, or 10.1%, to $66.1 million during the three months ended September 30, 2014, as compared to $60.1 million for the same period in 2013 and $5.8 million, or 3.2%, to $186.2 million during the nine months ended September 30, 2014, as compared to $180.4 million for the same period in 2013. Approximately $4.5 million of the quarter-to-date and year-to-date increases were attributable to the net interest income of MWB. Included in MWB net interest income was $1.3 million of interest accretion related to the fair valuation of acquired loans, $745 thousand of which was the result of early loan payoffs. Additionally, net FTE interest income was positively impacted by recoveries of previously charged-off interest of $732 thousand and $2.6 million during the three and nine months ended September 30, 2014, respectively, compared to $19 thousand and $781 thousand during the same respective periods in 2013. Also contributing to the increase in net FTE interest income was a decrease in our funding costs to 0.26% and 0.27% for the three and nine months ended September 30, 2014, respectively, as compared to 0.30% and 0.32% during the same respective period in 2013.

Our net FTE interest margin ratio increased to 3.55% for the three months ended September 30, 2014, as compared to 3.52% for the same period in 2013, and remained stable at 3.54% for each the nine months ended September 30, 2014 and 2013. Exclusive of the fair value accretion resulting from the early payoff of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio decreased to 3.47% during each of the three and nine month periods ended September 30, 2014, as compared to 3.52% and 3.53% during the same respective periods in 2013.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,751,928	$61,445	5.13%	$4,327,995	$55,345	5.07%
Investment securities (2)	2,094,449	8,953	1.70	2,115,301	9,479	1.78
Interest bearing deposits in banks	548,794	374	0.27	323,781	207	0.25
Federal funds sold	1,909	3	0.62	4,772	8	0.67
Total interest earnings assets	7,397,080	70,775	3.80	6,771,849	65,039	3.81
Non-earning assets	753,324			602,316
Total assets	$8,150,404			$7,374,165
Interest bearing liabilities:
Demand deposits	$2,100,931	$532	0.10%	$1,748,317	$504	0.11%
Savings deposits	1,751,595	616	0.14	1,568,744	601	0.15
Time deposits	1,217,023	2,339	0.76	1,260,452	2,716	0.85
Repurchase agreements	439,739	52	0.05	418,561	58	0.05
Other borrowed funds	1,781	27	6.01	10	—	—
Long-term debt	36,886	482	5.18	37,132	487	5.20
Subordinated debentures held by subsidiary trusts	89,142	598	2.66	82,477	607	2.92
Total interest bearing liabilities	5,637,097	4,646	0.33	5,115,693	4,973	0.39
Non-interest bearing deposits	1,570,121			1,428,099
Other non-interest bearing liabilities	54,722			51,564
Stockholders’ equity	888,464			778,809
Total liabilities and stockholders’ equity	$8,150,404			$7,374,165
Net FTE interest income		66,129			60,066
Less FTE adjustments (2)		(1,047)			(1,110)
Net interest income from consolidated statements of income		$65,082			$58,956
Interest rate spread			3.47%			3.42%
Net FTE interest margin (3)			3.55%			3.52%
Cost of funds, including non-interest bearing demand deposits (4)			0.26%			0.30%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,512,726	$171,656	5.09%	$4,267,576	$166,530	5.22%
Investment securities (2)	2,098,125	27,341	1.74	2,157,373	29,045	1.80
Interest bearing deposits in banks	425,489	830	0.26	378,239	717	0.25
Federal funds sold	1,658	7	0.56	3,547	17	0.64
Total interest earnings assets	7,037,998	199,834	3.80	6,806,735	196,309	3.86
Non-earning assets	695,924			600,556
Total assets	$7,733,922			$7,407,291
Interest bearing liabilities:
Demand deposits	$1,940,007	$1,556	0.11%	$1,733,161	$1,453	0.11%
Savings deposits	1,681,782	1,810	0.14	1,554,581	1,853	0.16
Time deposits	1,179,735	6,872	0.78	1,312,465	8,908	0.91
Repurchase agreements	444,952	181	0.05	465,415	232	0.07
Other borrowed funds	475	27	7.60	9	—	—
Long-term debt	36,897	1,431	5.19	37,142	1,450	5.22
Preferred stock pending redemption	—	—	—	3,114	159	6.83
Subordinated debentures held by subsidiary trusts	84,723	1,778	2.81	82,477	1,904	3.09
Total interest bearing liabilities	5,368,571	13,655	0.34	5,188,364	15,959	0.41
Non-interest bearing deposits	1,473,003			1,394,468
Other non-interest bearing liabilities	49,879			51,557
Stockholders’ equity	842,469			772,902
Total liabilities and stockholders’ equity	$7,733,922			$7,407,291
Net FTE interest income		186,179			180,350
Less FTE adjustments (2)		(3,234)			(3,357)
Net interest income from consolidated statements of income		$182,945			$176,993
Interest rate spread			3.46%			3.45%
Net FTE interest margin (3)			3.54%			3.54%
Cost of funds, including non-interest bearing demand deposits (4)			0.27%			0.32%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2014 compared with Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 compared with Nine Months Ended September 30, 2013
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$5,421	$679	$6,100	$9,566	$(4,440)	$5,126
Investment securities (1)	(93)	(433)	(526)	(798)	(906)	(1,704)
Interest bearing deposits in banks	144	23	167	90	23	113
Federal funds sold	(5)	—	(5)	(9)	(1)	(10)
Total change	5,467	269	5,736	8,849	(5,324)	3,525
Interest bearing liabilities:
Demand deposits	102	(74)	28	173	(70)	103
Savings deposits	70	(55)	15	152	(195)	(43)
Time deposits	(94)	(283)	(377)	(901)	(1,135)	(2,036)
Repurchase agreements	3	(9)	(6)	(10)	(41)	(51)
Other borrowed funds	—	27	27	—	27	27
Long-term debt	(3)	(2)	(5)	(10)	(9)	(19)
Preferred stock pending redemption	—		—	(159)	—	(159)
Subordinated debentures held by subsidiary trusts	49	(58)	(9)	52	(178)	(126)
Total change	127	(454)	(327)	(703)	(1,601)	(2,304)
Increase (decrease) in FTE net interest income	$5,340	$723	$6,063	$9,552	$(3,723)	$5,829

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three months ended September 30, 2014, we recorded a provision for loan losses of $261 thousand, as compared to a reversal of provision for loan losses of $3.0 million recorded during the same period in 2013. This increase in provision resulted from higher levels of net loan charge-offs during third quarter 2014.

For the nine months ended September 30, 2014, we reversed provision for loan losses of $6.7 million, as compared to the reversal of provisions for loan losses of $2.1 million during the same period in 2013. Higher reversals of provision recorded during the nine months ended September 30, 2014, as compared to the same period in 2013, were primarily due to the combined impact of reductions in specific reserves on impaired loans and lower general reserves reflective of improvement in economic conditions in our market areas, improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income increased $1.8 million, or 6.4%, to $29.4 million for the three months ended September 30, 2014, as compared to $27.6 million for the same period in 2013, and decreased $6.0 million, or 6.9%, to $80.0 million for the nine months ended September 30, 2014, as compared to $86.0 million for the same period in 2013. Significant components of these fluctuations are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $1.2 million, or 12.6%, to $10.5 million during the three months ended September 30, 2014, as compared to $9.3 million for the same period in 2013, and increased $2.8 million, or 10.5%, to $29.3 million for the nine months ended September 30, 2014, as compared to $26.5 million during the same period in 2013. These increases were primarily due to increases in interchange revenue due to higher debit and credit card transaction volumes and increases in mortgage loan servicing fee income resulting from an increase in the number of loans serviced.

Income from the origination and sale of loans decreased $588 thousand, or 7.4%, to $7.3 million during the three months ended September 30, 2014, compared to $7.9 million during the same period in 2013. For the nine months ended September 30, 2014, income from the origination and sale of loans decreased $10.3 million, or 35.8%, to $18.4 million, as compared to $28.7 million for the same period in 2013. These decreases are primarily the result of lower demand for refinancing loans in our market areas. Our total mortgage loans production decreased approximately 26% during the nine months ended September 30, 2014, as compared to the same period in 2013, with loans originated for home purchases accounting for approximately 76% of our mortgage loan production, as compared to approximately 51% during the same period in 2013.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $576 thousand, or 12.6%, to $5.2 million during the three months ended September 30, 2014, as compared to $4.6 million during the same period in 2013. Exclusive of one-time close-out fees related to the settlement of three estates of $407 thousand recognized during third quarter 2014 and one-time revenues of $370 thousand from the sale of two multi-million dollar life insurance contracts recognized during third quarter 2013, wealth management revenues increased $511 thousand, or 12.1%, to $4.8 million for the three months ended September 30, 2014, as compared to $4.2 million during the same period in 2013. Approximately $200 thousand of this increase is due to the implementation of new fee schedules which became effective on July 1, 2014. The remaining increase was due to the combined effects the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Wealth management revenues increased $1.5 million, or 11.7%, to $14.2 million for the nine months ended September 30, 2014, as compared to $12.7 million for the same period in 2013, primarily due to the combined effects the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Other income increased $663 thousand, or 46.8%, to $2.1 million during the three months ended September 30, 2014, as compared to $1.4 million during the same period in 2013, and $583 thousand, or 11.0%, to $5.9 million during the nine months ended September 30, 2014, as compared to $5.3 million during the same period in 2013. These increases were primarily due to income earned on $60.0 million of life insurance purchased during the fourth quarter of 2013 and first quarter 2014.

Non-interest Expense. Non-interest expense increased $12.4 million, or 23.5%, to $65.0 million for the three months ended September 30, 2014, as compared to $52.6 million for the same period in 2013, and increased $10.9 million, or 6.7% to $175.2 million for the nine months ended September 30, 2014, as compared to $164.3 million for the same period in 2013. Significant components of these increases are discussed below.

Salaries and wages expense increased $3.1 million, or 13.6%, to $25.9 million during the three months ended September 30, 2014, as compared to $22.8 million during the same period in 2013. Salaries and wages expense increased $3.1 million, or 4.5%, to $72.8 million during the nine months ended September 30, 2014, as compared to $69.7 million during the same period in 2013. Approximately $1.2 million of the quarter-to-date and year-to-date increases were attributable to the acquisition of MWB on July 31, 2014. The remaining increases were primarily due to lower deferred loan origination costs, inflationary wage increases and higher commissions expense.

Employee benefits expense increased $513 thousand, or 7.0%, to $7.8 million for the three months ended September 30, 2014, as compared to $7.3 million during the same period in 2013, and increased $269 thousand, or 1.2%, to $23.3 million during the nine months ended September 30, 2014, as compared to $23.0 million during the same period in 2013. Approximately $362 thousand of these increases were attributable to the acquisition of MWB on July 31, 2014. The remaining increase in employee benefits expense during the three months ended September 30, 2014, as compared to the same period in 2013, was due to increases in earnings on securities held under deferred compensation plans.

FDIC insurance premiums remained flat at $1.2 million during the three months ended September 30, 2014 and 2013, and decreased $557 thousand, or 14.1%, to $3.4 million during the nine months ended September 30, 2014, as compared to $3.9 million for the same period in 2013. Increases of $80 thousand in FDIC insurance assessments due to the acquisition of MWB on July 31, 2014, were more than offset by lower assessment rates reflective of improved credit quality.

In conjunction with the acquisition of MWB on July 31, 2014, we recorded core deposit intangible assets of $11.0 million, which are being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years. Accordingly, core deposit intangible amortization expense increased $333 thousand, or 93.8%, to $688 thousand during the three months ended September 30, 2014, as compared to $355 thousand during the same period in 2013, and increased $332 thousand, or 31.2%, to $1.4 million during the nine months ended September 30, 2014, as compared to $1.1 million during the same period in 2013.

During the three and nine months ended September 30, 2014, we recorded $5.1 million and $5.6 million, respectively, of acquisition and litigation expenses that we consider to be non-core. Non-core acquisition-related expenses of $1.0 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, include legal and professional fees, employee retention payments and travel expenses related to the MWB acquisition in July 2014. For additional information regarding the acquisition, see "Recent Developments" included herein and “Note 2 – Acquisition” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. In addition, during third quarter 2014 we recorded non-core litigation expense of $4.0 million related to a non-final judgment entered against us in an on-going lender liability lawsuit. For additional information regarding this pending litigation, see "Note 11- Commitments and Contingencies" in the accompanying "Notes to Unaudited Consolidated Financial Statements" included in this report.

Other expense increased $2.9 million, or 31.1%, to $12.4 million during the three months ended September 30, 2014, as compared to $9.4 million during the same period in 2013, and increased $2.0 million, or 6.2%, to $33.7 million for the nine months ended September 30, 2014, as compared to $31.7 million for the same period in 2013. Approximately $1.1 million of the quarter-to-date and year-to-date increases were attributable to the operating expenses of MWB, which was acquired on July 31, 2014. Also contributing to the quarter-to-date and year-to-date increases in other expense were higher levels of fraud losses resulting from recent payment data system breaches at major retailers. Fraud losses were $484 thousand and $946 thousand during the three and nine months ended September 30, 2014, respectively, as compared to $132 thousand and $435 thousand during the same respective periods in 2013.

Income Tax Expense. Our effective federal income tax rate was 30.6% for the nine months ended September 30, 2014 and 30.9% for the nine months ended September 30, 2013. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the nine months ended September 30, 2014 and 4.3% for the nine months ended September 30, 2013.

Financial Condition

Total assets increased $917 million, or 12.1%, to $8,481 million as of September 30, 2014, from $7,565 million as of December 31, 2013. Significant components of the increase are discussed below.

Loans. Total loans increased $509 million, or 11.7%, to $4,854 million as of September 30, 2014, from $4,345 million as of December 31, 2013. Approximately $360 million of the increase in total loans was attributable to the the acquisition of MWB. Exclusive of the acquired loans, as of September 30, 2014, total loans increased $149 million, or 3.4%, compared to December 31, 2103, with the most notable organic growth occurring in residential real estate and consumer loans.

Consumer loans increased $74 million, or 11.0%, to $745 million as of September 30, 2014, from $672 million as of December 31, 2013, with approximately $9 million of the increase attributable to the MWB acquisition. Exclusive of the MWB acquisition, consumer loans grew $65 million, or 9.6%, primarily due to increases in indirect consumer loans. Indirect consumer loans increased $62 million, or 13.0%, to $538 million as of September 30, 2014, from $476 million as of December 31, 2013, due to continued expansion of the Company's indirect lending program within existing markets and increases in the average loan amounts advanced.

Residential real estate loans grew $89 million, or 10.3%, to $957 million as of September 30, 2014, from $868 million as of December 31, 2013, with approximately $48 million of the increase attributable to the MWB acquisition. Exclusive of the MWB acquisition, residential real estate loans grew $41 million, or 4.7%, primarily due to increased origination of five to fifteen year adjustable rate and conventional 1-4 family residential real estate loans not meeting the requirements for sale on the secondary market. During the nine months of 2014, substantially all of the Company's conforming residential loan production was sold to investors in the secondary market.

Commercial real estate loans grew $237 million, or 16.4%, to $1,687 million as of September 30, 2014, from $1,449 million as of December 31, 2013, with all of the increase attributable to the MWB acquisition.

Construction loans grew organically $16 million, or 4.5%, to $367 million as of September 30, 2014, form $352 million as of December 31, 2013. Increases of $16 million and $12 million in commercial and residential construction loans, respectively, were partially offset by decreases of $12 million in land acquisition and development loans.

Agricultural loans increased $25 million, or 22.1%, to $137 million as of September 30, 2014, from $112 million as of December 31, 2013,with approximately $2 million of the increase attributable to the MWB acquisition. The remaining growth was primarily due to seasonal increases in credit lines that typically occur during the second and third quarters of the year.

Agricultural real estate loans decreased $15 million, or 8.4%, to $159 million as of September 30, 2014, from $174 million as of December 31, 2013, primarily due to first quarter 2014 scheduled repayments of the loans of one borrower.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Non-performing loans:
Non-accrual loans	$71,915	$79,166	$88,114	$94,439	$94,015
Accruing loans past due 90 days or more	1,348	1,494	1,664	2,232	2,188

Total non-performing loans	73,263	80,660	89,778	96,671	96,203
OREO	18,496	16,425	16,594	15,504	18,537

Total non-performing assets	$91,759	$97,085	$106,372	$112,175	$114,740

Troubled debt restructurings not included above	$20,956	$23,531	$19,687	$21,780	$21,939

Non-performing loans to total loans	1.51%	1.79%	2.06%	2.22%	2.22%
Non-performing assets to total loans and OREO	1.88%	2.15%	2.43%	2.57%	2.64%
Non-performing assets to total assets	1.08%	1.27%	1.40%	1.48%	1.53%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2014	Percent of Total	December 31, 2013	Percent of Total
Real estate:
Commercial	$35,802	48.9%	$48,955	50.7%
Construction:		.
Land acquisition and development	9,915	13.6%	16,307	16.9%
Commercial	2,569	3.5%	225	0.2%
Residential	238	0.3%	1,372	1.4%
Total construction	12,722	17.4%	17,904	18.5%
Residential	3,274	4.5%	7,276	7.5%
Agricultural	6,849	9.3%	8,574	8.9%
Total real estate	58,647	80.1%	82,709	85.6%
Consumer	1,286	1.8%	1,350	1.4%
Commercial	12,854	17.5%	12,487	12.9%
Agricultural	475	0.6%	125	0.1%
Other	1	—%	—	—%
Total non-performing loans	$73,263	100.0%	$96,671	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $3.2 million and $3.9 million would have been accrued for the nine months ended September 30, 2014 and 2013, respectively.

Non-accrual loans, the largest component of non-performing loans, decreased $23 million, or 23.9%, to $72 million as of September 30, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs and the movement of non-accrual loans out of the loan portfolio through foreclosure or charge-off.

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

OREO increased $3.0 million, or 19.3%, to $18 million as of September 30, 2014, from $15 million as of December 31, 2013, with approximately $4 million of the increase attributable to the MWB acquisition. Exclusive of OREO acquired in the the MWB acquisition, during the nine months ended September 30, 2014, we recorded OREO additions of $5 million and sold OREO with a book value of $5 million at a net gain of $1.3 million. As of September 30, 2014, the composition of OREO properties was 41% land and land development, 34% commercial, 23% residential real estate and 2% agricultural.

Allowance for Loan Losses. The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Loan Losses."

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2014, management determined that no allowance for loan losses related to acquired loans was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Balance at beginning of period	$78,266	$81,371	$85,339	$92,990	$98,528
Provision charged to operating expense	261	(2,001)	(5,000)	(4,000)	(3,000)
Charge offs:
Real estate
Commercial	41	699	817	761	1,319
Construction	20	48	152	960	385
Residential	84	409	114	203	424
Agricultural	2	2	2	1	2
Consumer	1,437	934	846	1,168	1,083
Commercial	4,678	534	796	2,589	1,703
Agricultural	—	—	64	—	—
Other	12	—	—	—	—
Total charge-offs	6,274	2,626	2,791	5,682	4,916
Recoveries:
Real estate
Commercial	181	167	159	290	500
Construction	728	458	87	215	878
Residential	88	26	120	248	20
Agricultural	2	—	1	—	1
Consumer	495	558	608	431	484
Commercial	484	313	2,822	847	474
Agricultural	—	—	26	—	21
Total recoveries	1,978	1,522	3,823	2,031	2,378
Net charge-offs	4,296	1,104	(1,032)	3,651	2,538
Balance at end of period	$74,231	$78,266	$81,371	$85,339	$92,990

Period end loans	$4,854,382	$4,506,362	$4,364,838	$4,344,853	$4,332,092
Average loans	4,751,928	4,436,786	4,344,993	4,323,504	4,327,995
Net loans charged-off to average loans, annualized	0.36%	0.10%	(0.10)%	0.34%	0.23%
Allowance to period end loans	1.53%	1.74%	1.86%	1.96%	2.15%

Our allowance for loan losses as a percentage of period end loans decreased to 1.53% as of September 30, 2014, from 1.74% as of June 30, 2014, due to the acquisition of MWB loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses.

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $18 million, or less than 1.0%, to $2,170 million, or 25.6% of total assets, as of September 30, 2014, from $2,152 million, or 28.4% of total assets, as of December 31, 2013. In conjunction with the July 31, 2014 acquisition of MWB, we acquired investment securities with fair values aggregating $105 million at the date of acquisition. Approximately $68 million of these securities were immediately sold. Excluding the investment securities of MWB, our investment securities decreased $18 million, or less than 1.0%, from December 31, 2013 to September 30, 2014. As of September 30, 2014, the estimated duration of our investment portfolio was 3.1 years, as compared to 3.7 years as of December 31, 2013.

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

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2014, we had investment securities with fair values aggregating $606 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $10 million as of September 30, 2014, were attributable to changes in interest rates. No impairment losses were recorded during the three or nine months ended September 30, 2014 and 2013.

Company-Owned Life Insurance. Company-owned life insurance increased $31 million, or 25.0%, to $153 million as of September 30, 2014, from $122 million as of December 31, 2013, with $13 million of the increase attributable to the MWB acquisition. Also contributing to the increase was the January 2014 purchase of $15 million of life insurance covering certain officers and directors of FIB.

Deferred Tax Asset. Our net deferred tax asset decreased $11 million, or 88.9%, to $1.3 million as of September 30, 2014, as compared to $12 million as of December 31, 2013. Increases in net deferred tax assets resulting from the acquisition of MWB were more than offset by decreases related to unrealized losses on available-for sale investment securities, reductions in temporary timing differences associated with our allowance for loan losses and increases in deferred tax liabilities related to tax deductible goodwill from previous acquisitions.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $826 million, or 13.5%, to $6,959 million as of September 30, 2014, from $6,134 million as of December 31, 2013, with approximately $515 million of the increase attributable to the MWB acquisition. Exclusive of the MWB acquisition, total deposits increased $311 million, or 5.1%, due to organic growth. During the nine months ended September 30, 2014, we continued to experience a shift in the mix of deposits away from higher costing time deposits to lower costing demand deposits.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	September 30, 2014	Percent of Total	December 31, 2013	Percent of Total
Non-interest bearing demand	$1,637,151	23.5%	$1,491,683	24.3%
Interest bearing:
Demand	2,242,321	32.2	1,848,806	30.2
Savings	1,826,018	26.3	1,602,544	26.1
Time, $100 and over	521,649	7.5	492,051	8.0
Time, other (1)	732,360	10.5	698,666	11.4
Total interest bearing	5,322,348	76.5	4,642,067	75.7
Total deposits	$6,959,499	100.0%	$6,133,750	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $41 million as of September 30,
2014 and $52 million as of December 31, 2013.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $9 million, or 18.3%, to $56 million as of September 30, 2014, from $48 million as of December 31, 2013, with approximately $7 million of the increase attributable to the MWB acquisition. The remaining increase was primarily due to the accrual of potential litigation losses, which were partially offset by a decrease in incentive bonus accruals.

Subordinated Debentures Held by Subsidiary Trusts. Subordinated debentures held by subsidiary trusts increased $20 million, or 24.8%, to $103 million as of September 30, 2014, from $82 million as of December 31, 2013. At the date of acquisition, Mountain West Financial Corp. sponsored two wholly-owned business trusts formed for the exclusive purpose of issuing an aggregate of $20 million of 30-year floating rate mandatorily redeemable capital trust preferred securities, or Trust Preferred Securities, to third-party investors. Proceeds from the issuance of the Trust Preferred Securities were invested in 30-year junior subordinated deferrable interest debentures, or Subordinated Debentures, issued by Mountain West Financial Corp. The Subordinated Debentures mature in 2033 and 2036 but may be redeemed, subject to approval by the Federal Reserve Bank, on any quarterly redemption date set forth in the agreements. We received approval from the Federal Reserve Bank and intend to redeem the the Subordinated Debentures on their next scheduled redemption dates occurring in December 2014 at a price equal to 100% of the principal amount of the Subordinated Debentures plus accrued and unpaid interest to the date of the redemption. For additional information regarding the Subordinated Debentures acquired in the acquisition of Mountain West Financial Corp., see "Note 7 - Subordinated Debentures Held by Subsidiary Trusts" included in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $84 million, or 10.5%, to $886 million as of September 30, 2014, from $802 million as of December 31, 2013, primarily due to the retention of earnings and the issuance of 1,378,230 shares of Class A common stock with an aggregate value of $36 million as partial consideration for the acquisition of Mountain West Financial Corp.

During the nine months ended September 30, 2014, we paid aggregate cash dividends of $21.4 million, or $0.48 per share, to common stockholders, as compared to aggregate cash dividends of $11.8 million, or $0.27 per share, paid during the nine months ended September 30, 2013. During fourth quarter 2012, we declared and paid an accelerated aggregate quarterly cash dividend of $5.6 million, or $0.13 per share, to common shareholders in lieu of the quarterly dividend which would have been declared and paid in January 2013.

During the nine months ended September 30, 2014, we repurchased and retired 362,121 of our shares of Class A common stock in a combination of privately negotiated and open market transactions at an aggregate purchase price of $9.1 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. As of September 30, 2014 and December 31, 2013, FIB and MWB had capital levels that, in all cases, exceeded the well-capitalized guidelines. As of September 30, 2014, we had consolidated leverage, tier 1 and total risk-based capital ratios of 10.42%, 14.71% and 16.34%, respectively, as compared to 10.08%, 14.93% and 16.75%, respectively, as of December 31, 2013. For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Recent Accounting Pronouncements

See “Note 17 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2014, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2014, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2014.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2014.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
July 2014	1,354	$27.35	—	1,674,582
August 2014	36,703	25.45	36,703	1,637,879
September 2014	—	—	—	1,637,879
Total	38,057	$25.52	36,703	1,637,879

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

Exhibit Number	Description

10.5†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.6†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 7, 2014	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date:	November 7, 2014	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer