Form 10-K
period 2014-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2015-03-02
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $614,072,224.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2015:

Class A common stock	21,947,201
Class B common sock	23,859,483
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 20, 2015. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of December 31, 2014, we had consolidated assets of $8.6 billion, deposits of $7.0 billion, loans of $4.9 billion and total stockholders’ equity of $909 million. We currently operate 79 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.

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

Mountain West Acquisition

On July 31, 2014, we completed the acquisition of all of the outstanding stock of Mountain West Financial Corp., a Montana-based bank holding company operating one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of our current market areas in Montana. Mountain West Bank, NA was merged with First Interstate Bank, our existing bank subsidiary, on October 17, 2014. Consideration for the acquisition of $74.5 million consisted of cash of $38.5 million and the issuance of 1,378,230 shares of our Class A common stock valued at $26.10 per share, the closing price of the shares as quoted on the NASDAQ stock market on the acquisition date. As of the acquisition date, Mountain West Financial Corp. had consolidated total assets with fair values of $612 million, consolidated total loans with fair values of $360 million and consolidated total deposits with fair values of $515 million.

For additional information regarding the acquisition, see “Managements’ Discussion and Analysis — Recent Trends and Developments” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Acquisition” and “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15.

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

While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch and market levels. Branch and market lending authorities are assigned annually by the Company's chief executive officer and chief credit officer based on the size of the branch or market's loan portfolio and the branch or market's historical credit performance. Individual loan officer lending limits are approved annually by branch or market management and are based on the lending experience of each individual loan officer. Branch and market lending limits and aggregate lending relationships in excess of established limits, ranging from $10 million to $15 million depending on the risk characteristics of the relationship, are approved by the Bank's board of directors after review by the Credit Committee of the Company's board of directors.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of December 31, 2014, the estimated fair value of trust assets held in a fiduciary or agent capacity was in excess of $4 billion.

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

Competition

There is significant competition among commercial banks in our market areas. We also compete with other providers of financial services, such as savings and loan associations, credit unions, internet banks, consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, employee benefit, investment and insurance services.

Employees

At December 31, 2014, we employed 1,705 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We strive to be the employer of choice in the markets we serve and consider our employee relations to be good.

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

Financial and Bank Holding Company

The Company is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, including the Dodd-Frank Act, the Company is required to serve as a source of financial and managerial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. The federal banking agencies are required under the Dodd-Frank Act to issue joint rules to carry out the source of strength requirements. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank.

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

Banks may also merge across state lines. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state, provided such prohibition does not discriminate against out-of-state banks. For example, under Montana law, banks, bank holding companies and their respective subsidiaries, whether located in Montana or otherwise, cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution and its affiliates would directly or indirectly control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana. As of December 31, 2014, the Bank controlled approximately 18% of the total deposits of all insured depository institutions located in Montana. The state limitation may limit the ability of the Company to directly or indirectly acquire additional banks located in Montana.

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

In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana also conduct throughout the year periodic onsite and offsite inspections and credit reviews. The federal banking agencies, including the Federal Reserve, may also require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted to bank holding companies under governing law.

With limited exceptions and subject to certain limitations and requirements, banks and their affiliates are not permitted to engage in proprietary trading, or invest in, or serve as an advisor to, hedge funds or private equity funds. We have not historically engaged in any of those activities.

Restrictions on Transfers of Funds to Us and the Bank

Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends. Under both state and federal law, the amount of dividends that may be paid by the Bank from time to time is limited. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consents of the Montana and federal banking regulators are obtained.

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

Restrictions on Transactions with Affiliates, Directors and Officers

Under the Federal Reserve Act, the Bank may not lend funds to our affiliates, except on specified types and amounts of collateral and other terms required by state and federal law. The limitation on lending may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends, interest and operational expenses.

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

The federal banking regulators, including the Federal Reserve Board, adopted significant revisions to the regulatory capital requirements that apply to the Bank beginning on January 1, 2015, with some requirements phasing in between January 1, 2015 and January 1, 2019. Among other things, the revised capital requirements modify previous minimum ratios requirements for tier 1 capital and total capital to risk-weighted assets. In addition, the revised capital requirements impose both a new common equity tier 1 capital ratio requirement and a capital buffer requirement both measured against risk-weighted assets. When completely phased in, the minimum capital requirements plus the capital buffer requirement will exceed the regulatory ‘well-capitalized’ threshholds.

Consistent with prior law, if the Bank fails to meet the regulatory capital requirements, its business activities may be limited and the amount of distributions it may pay to us may be reduced or eliminated. In addition, if the Bank or we fail to meet the regulatory capital requirements, the amount of distributions we may pay to our shareholders, and bonuses to executive officers, may be limited.

The regulations also implement changes to the definition of capital and require deductions from capital for regulatory purposes be made from common equity tier 1 capital.

For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Generally, under the applicable guidelines, a financial institution's capital is divided into three tiers. These tiers are:

Common Equity Tier 1. Common equity tier 1 capital includes common stock plus related surplus, retained earnings plus limited amounts of minority interests in the form of common stock and is reduced by substantially all of the regulatory deductions including items such as goodwill and other intangibles and certain deferred tax assets.

Core Capital (Tier 1).  Tier 1 capital includes common equity, noncumulative perpetual preferred stock meeting eligibility requirements, limited minority interests in equity accounts of consolidated subsidiaries and portions of grandfathered cumulative preferred stock and grandfathered trust preferred securities, less both goodwill and other intangible assets and certain deferred tax assets, among other regulatory deductions.

Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt and the allowance for loan and lease losses, subject to certain limitations and otherwise meeting regulatory requirements.

The Dodd-Frank Act provisions and the new regulatory capital requirements relating to required minimum capital also limit, in certain circumstances, the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. However, because our total consolidated assets are substantially less than $15 billion, the limitations on use of existing hybrid capital instruments are not expected to apply to us in the immediate future.

We are required under current guidelines to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. In addition, we are required to maintain a minimum common equity tier 1 capital ratio to risk-weighted assets of 4.5% and, when fully phased in, a capital conservation buffer of 2.5% of risk weighted assets. For a depository institution to be considered “well capitalized” under the regulatory framework in effect on January 1, 2015 for prompt corrective action its minimum common equity tier 1 capital, tier 1 and total capital ratios must be at least 4.5%, 6.0% and 8.0% on a risk-adjusted basis, respectively. As of January 1, 2015 the required capital conservation buffer is 0% and will phase in at 0.625% each January 1st until reaching 2.5% on January 1, 2019. We currently meet the ‘well-capitalized’ ratio requirements on all measures including requirements to be phased in through January 1, 2019. However, there can be no assurance that we will meet the requirements in the future.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). All financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

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

The FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the common equity tier 1 capital ratio, total capital ratio, the tier 1 capital ratio and the leverage ratio.

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

In 2013 and 2014, the Federal Reserve issued several new rules and proposed rules applicable to advanced approaches companies, certain complex bank holding companies and holding companies with consolidated assets in excess of $10 billion. Because the Company has consolidated assets of less than $10 billion and has not been designated a complex holding company, the recently issued rules do not generally apply to us.

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

Under the FDIA, the appropriate federal banking agency may take certain actions with respect to significantly or critically undercapitalized institutions. The actions may include requiring the sale of additional shares of the institution's stock or other actions deemed appropriate by the federal banking agency, which could include assessment on the institution's stock.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The maximum deposit insurance amount is $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Currently, the Bank meets the ‘well-capitalized’ standards imposed by the FDIC in 2014 for purposes of determining FDIC assessments.

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

In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated nationwide. There can be no assurance that these conditions will continue to improve and these conditions could worsen. In addition, on-going federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

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

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in Montana, Wyoming and South Dakota, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could adversely affect the credit quality of our loans and our business, financial condition and results of operations.

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

Much of the economic improvement in our market areas is due to the oil and gas drilling and production in the Bakken Formation. Decreased market oil prices have compressed margins for oil producers as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. A prolonged period of low oil prices or other events that may result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our customers, which could could adversely impact our business, financial condition and results of operations.

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

At December 31, 2014, we had $2.4 billion of commercial loans, including $1.6 billion of commercial real estate loans, representing approximately 49% of our total loan portfolio. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our business, financial condition and results of operations.

In addition, at December 31, 2014, we had $1.6 billion of agricultural, construction, residential and other real estate loans, representing approximately 32% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2014, we had goodwill of $206 million, or 23% of our total stockholders' equity. Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us. If our Bank is unable to pay dividends to us, our cash flow and liquidity would be reduced. See below “Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

We may be unable to manage our growth due to acquisitions, which could have an adverse effect on our financial condition or results of operations.

Acquisitions of other banks and financial institutions involve risks of changes in results of operations or cash flows, unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity and other conditions not within our control, such as adverse employee relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired institution. In addition, the process of integrating acquired entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. There can be no assurance that any such acquisitions will enhance our cash flows, business, financial condition, results of operations or prospects and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us, our financial condition, results of operations and cash flows.

We are exposed to risks related to cyber-security.

Our computer systems and network infrastructure could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means.

In addition, we provide our customers with the ability to bank remotely, including online, mobile and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Despite efforts to ensure the integrity of our systems, cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks, nor may we be able to implement guaranteed preventive measures against such security breaches. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Further, targeted social engineering attacks may be sophisticated and difficult to prevent and our employees, customers or other users of our systems may be fraudulently induced to disclose sensitive information, allowing cyber criminals to gain access to our data or data of our customers.

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

The resolution of pending litigation, if unfavorable, could have a material adverse effect on our results of operations for a particular period.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Legal liability against us could have material adverse financial effects or cause harm to our reputation, which in turn could adversely impact our business prospects.

The status of recent lender liability litigation is included in "Notes to Consolidated Financial Statements—Commitments and Contingencies," included in Part IV, Item 15 of this report. Although we maintain litigation reserves related to this case, the ultimate resolution of the matter, if unfavorable, may be material to our results of operations for a particular reporting period.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources, higher lending limits and larger branch networks. Such competitors primarily include national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Members of the Scott family control in excess of 79% of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of our assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.

In addition, because these holders will have the ability to elect all of our directors they will be able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with your interests. Further, because of our dual class structure, members of the Scott family will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the total outstanding shares of our common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control will limit your ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.

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
The Class A common stock is equity and is subordinate to our existing and future indebtedness.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture partnership in which the Bank is one of two partners, owning a 50% interest in the partnership. We lease approximately 103,295 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at an additional 78 locations in Montana, Wyoming and western South Dakota, of which 19 properties are leased from independent third parties and 59 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

At December 31, 2014, we had issued and outstanding 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock. At December 31, 2014, we also had outstanding stock options to purchase an aggregate of 836,940 shares of our Class A common stock and 911,092 shares of our Class B common stock.

Members of the Scott family control in excess of 79% of the voting power of our outstanding common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control of our Company within the Scott family.

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

Quarter Ended	High	Low

March 31, 2013	$19.34	$15.69
June 30, 2013	20.82	18.00
September 30, 2013	24.81	20.72
December 31, 2013	29.21	23.25
March 31, 2014	28.90	24.53
June 30, 2014	28.63	24.30
September 30, 2014	28.34	25.37
December 31, 2014	29.53	26.25

As of December 31, 2014, we had 714 record shareholders, including the Wealth Management division of First Interstate Bank as trustee for 1,123,520 shares of Class A common stock held on behalf of 867 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

Fourth quarter 2012 - accelerated	$0.13	$5,597,747
Second quarter 2013	0.13	5,647,175
Third quarter 2013	0.14	6,117,594
Fourth quarter 2013	0.14	6,144,825
First quarter 2014	0.16	7,035,389
Second quarter 2014	0.16	7,052,081
Third quarter 2014	0.16	7,262,359
Fourth quarter 2014	0.16	7,276,144

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included in Part II, Item 7 herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2014.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
October 2014	—	$—	—	—
November 2014	—	—	—	—
December 2014	134	27.88	—	—
Total	134	$27.88	—	—

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

	Period Ending
Index	3/23/10	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Interstate BancSystem, Inc.	$100.00	108.27	95.89	117.38	219.74	220.82
NASDAQ Composite	100.00	110.78	109.92	129.43	181.43	208.33
NASDAQ Bank	100.00	98.86	8.48	105.02	148.83	156.15

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2014 and 2013, and the results of our operations for the fiscal years ended December 31, 2014, 2013 and 2012, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2012, 2011 and 2010, and the results of our operations for the fiscal years ended December 31, 2011 and 2010, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Net loans	$4,823,243	$4,259,514	$4,123,401	$4,073,968	$4,247,429
Investment securities	2,287,110	2,151,543	2,203,481	2,169,645	1,933,403
Total assets	8,609,936	7,564,651	7,721,761	7,325,527	7,500,970
Deposits	7,006,212	6,133,750	6,240,411	5,826,971	5,925,713
Securities sold under repurchase agreements	502,250	457,437	505,785	516,243	620,154
Long-term debt	38,067	36,917	37,160	37,200	37,502
Preferred stock pending redemption (1)	—	—	50,000	—	—
Subordinated debentures held by subsidiary trusts	82,477	82,477	82,477	123,715	123,715
Preferred stockholders’ equity (1)	—	—	—	50,000	50,000
Common stockholders’ equity	908,924	801,581	751,186	721,020	686,802
Selected Income Statement Data:
Interest income	$267,067	$257,662	$273,900	$292,883	$314,546
Interest expense	18,606	20,695	30,114	42,031	63,107
Net interest income	248,461	236,967	243,786	250,852	251,439
Provision for loan losses	(6,622)	(6,125)	40,750	58,151	66,900
Net interest income after provision for loan losses	255,083	243,092	203,036	192,701	184,539
Non-interest income	111,401	111,679	114,861	91,872	90,911
Non-interest expense	236,869	222,069	229,635	218,412	221,004
Income before income taxes	129,615	132,702	88,262	66,161	54,446
Income tax expense	45,214	46,566	30,038	21,615	17,090
Net income	84,401	86,136	58,224	44,546	37,356
Preferred stock dividends	—	—	3,300	3,422	3,422
Net income available to common shareholders	$84,401	$86,136	$54,924	$41,124	$33,934
Common Share Data:
Earnings per share:
Basic	$1.89	$1.98	$1.28	$0.96	$0.85
Diluted	1.87	1.96	1.27	0.96	0.85
Dividends per share	0.64	0.41	0.61	0.45	0.45
Book value per share (2)	19.85	18.15	17.35	16.77	16.05
Tangible book value per share (3)	15.07	13.89	12.97	12.33	11.55
Weighted average shares outstanding:
Basic	44,615,060	43,566,681	42,965,987	42,749,526	39,907,640
Diluted	45,210,561	44,044,602	43,092,978	42,847,196	40,127,365

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2014	2013	2012	2011	2010
Financial Ratios:
Return on average assets	1.06%	1.16%	0.79%	0.61%	0.52%
Return on average common equity	9.86	11.05	7.46	5.86	5.22
Return on average tangible common equity (4)	12.88	14.59	10.07	8.06	7.43
Average stockholders’ equity to average assets	10.77	10.49	10.57	10.25	9.67
Yield on average earning assets	3.75	3.84	4.10	4.43	4.85
Cost of average interest bearing liabilities	0.34	0.40	0.58	0.78	1.15
Interest rate spread	3.41	3.44	3.52	3.65	3.70
Net interest margin (5)	3.49	3.54	3.66	3.80	3.89
Efficiency ratio (6)	65.82	63.69	64.03	63.73	64.55
Common stock dividend payout ratio (7)	33.83	20.71	47.66	46.88	52.94
Loan to deposit ratio	69.90	70.84	67.69	71.85	73.71
Asset Quality Ratios
Non-performing loans to total loans (8)	1.32%	2.22%	2.61%	4.87%	4.51%
Non-performing assets to total loans and other real estate owned (OREO) (9)	1.59	2.57	3.35	5.72	5.24
Non-performing assets to total assets	0.91	1.48	1.85	3.30	3.08
Allowance for loan losses to total loans	1.52	1.96	2.38	2.69	2.76
Allowance for loan losses to non-performing loans	114.58	88.28	91.31	55.16	61.10
Net charge-offs to average loans	0.10	0.21	1.26	1.54	1.10
Capital Ratios:
Tangible common equity to tangible assets (10)	8.22%	8.32%	7.46%	7.43%	6.76%
Net tangible common equity to tangible assets (11)	8.94	9.14	8.26	8.28	7.59
Tier 1 common capital to total risk weighted assets (12)	13.08	13.31	11.94	11.04	10.12
Leverage ratio	9.61	10.08	8.81	9.84	9.27
Tier 1 risk-based capital	14.52	14.93	13.60	14.55	13.53
Total risk-based capital	16.15	16.75	15.59	16.54	15.50

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

Non-GAAP Financial Measures - Five Year Summary (Dollars in thousands except share and per share data)

As of December 31,	2014	2013	2012	2011	2010
Total common stockholders' equity (GAAP)	$908,924	$801,581	$751,186	$721,020	$686,802
Less goodwill and other intangible assets (excluding mortgage servicing rights)	218,870	188,214	189,637	191,065	192,518
Tangible common stockholders' equity (Non-GAAP)	690,054	613,367	561,549	529,955	494,284
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	60,499
Net tangible common stockholders' equity (Non-GAAP)	$750,553	$673,866	$622,048	$590,454	$554,783
Total Assets (GAAP)	$8,609,936	$7,564,651	$7,721,761	$7,325,527	$7,500,970
Less goodwill and other intangible assets (excluding mortgage servicing rights)	218,870	188,214	189,637	191,065	192,518
Tangible assets (Non-GAAP)	$8,391,066	$7,376,437	$7,532,124	$7,134,462	$7,308,452
Average Balances:
Total common stockholders' equity (GAAP)	$855,862	$779,530	$735,984	$702,321	$650,405
Less goodwill and other intangible assets (excluding mortgage servicing rights)	200,740	188,954	190,381	191,823	193,429
Average tangible common stockholders' equity (Non-GAAP)	$655,122	$590,576	$545,603	$510,498	$456,976
Common shares outstanding	45,788,415	44,155,063	43,290,323	42,981,174	42,800,694
Net income available to common shareholders	$84,401	$86,136	$54,924	$41,124	$33,934
Book value per common share (GAAP)	$19.85	$18.15	$17.35	$16.77	$16.05
Tangible book value per common share (Non-GAAP)	15.07	13.89	12.97	12.33	11.55
Tangible common equity to tangible assets (Non-GAAP)	8.22%	8.32%	7.46%	7.43%	6.76%
Net tangible common equity to tangible assets (Non-GAAP)	8.94	9.14	8.26	8.28	7.59
Return on average common tangible equity (Non-GAAP)	12.88	14.59	10.07	8.06	7.43

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
The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	continuing or worsening business and economic conditions;

•	credit losses;

•	adverse economic conditions affecting Montana, Wyoming and western South Dakota;

•	lending risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	failure to manage growth;

•	access to low-cost funding sources;

•	changes in interest rates;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	failure of technology;

•	cyber-security;

•	unfavorable resolution of pending litigation;

•	inability to meet liquidity requirements;

•	environmental remediation and other costs;

•	ineffective internal operational controls;

•	competition;

•	reliance on external vendors;

•	implementation of new lines of business or new product or service offerings;

•	soundness of other financial institutions;

•	failure to effectively implement technology-driven products and services;

•	inability of our bank subsidiary to pay dividends;

•	litigation pertaining to fiduciary responsibilities;

•	change in dividend policy;

•	uninsured nature of any investment in Class A common stock;

•	volatility of Class A common stock;

•	decline in market price of Class A common stock;

•	voting control of Class B stockholders;

•	anti-takeover provisions;

•	dilution as a result of future equity issuances;

•	controlled company status; and,

•	subordination of common stock to Company debt.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2014, we had consolidated assets of $8.6 billion, deposits of $7.0 billion, loans of $4.9 billion and total stockholders’ equity of $909 million. We currently operate 79 banking offices, including detached drive-up facilities, in 41 communities located in Montana, Wyoming and western South Dakota. Through the Bank, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. We also offer internet and mobile banking services. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Trends and Developments

On February 10, 2014, we entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp., or MWFC, a Montana-based bank holding company that operated one wholly-owned subsidiary bank, Mountain West Bank, NA,or MWB, with branches located in five of the Company's current market areas in Montana. The acquisition was completed on July 31, 2014, and we merged MWB with our existing bank subsidiary, First Interstate Bank, or FIB, on October 17, 2014.

Consideration for the acquisition of $74.5 million consisted of cash of $38.5 million and the issuance of 1,378,230 shares of our Class A common stock valued at $26.10 per share, the closing price of our Class A common stock as quoted on the NASDAQ stock market on the acquisition date. As of the acquisition date, MWFC had total assets with fair values of $612 million, total loans with fair values of $360 million and deposits with fair values of $515 million. In conjunction with the acquisition, we recorded provisional goodwill of $22 million and core deposit intangible assets of $11 million. For additional information regarding the acquisition, see “Notes to Consolidated Financial Statements—Acquisition,” included in Part IV, Item 15 of this report.

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

For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors—Risks Relating to the Market and Our Business,” included in Part I, Item 1A of this report.

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

For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Acquisition,” included in Part IV, Item 15 of this report.

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2014 to December 31, 2013 and the years ended December 31, 2013 to December 31, 2012.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,602,907	$233,273	5.07%	$4,281,673	$222,450	5.20%	$4,176,439	$232,724	5.57%
Investment securities (2)	2,122,587	36,755	1.73	2,151,495	38,695	1.80	2,123,231	44,613	2.10
Federal funds sold	1,391	7	0.50	2,852	18	0.63	2,341	13	0.56
Interest bearing deposits in banks	506,067	1,334	0.26	391,515	992	0.25	486,203	1,235	0.25
Total interest earnings assets	7,232,952	271,369	3.75	6,827,535	262,155	3.84	6,788,214	278,585	4.10
Non-earning assets	715,846			600,919			627,498
Total assets	$7,948,798			$7,428,454			$7,415,712
Interest bearing liabilities:
Demand deposits	$1,992,565	$2,094	0.11%	$1,751,990	$1,963	0.11%	$1,624,687	$2,390	0.15%
Savings deposits	1,723,073	2,444	0.14	1,566,211	2,445	0.16	1,496,254	3,562	0.24
Time deposits	1,198,053	9,241	0.77	1,289,108	11,392	0.88	1,473,501	16,354	1.11
Repurchase agreements	454,265	237	0.05	456,840	294	0.06	501,192	579	0.12
Other borrowed funds (3)	8	—	—	10	—	—	16	—	—
Long-term debt	37,442	2,016	5.38	37,102	1,936	5.22	37,185	1,981	5.33
Preferred stock pending redemption	—	—	—	2,329	159	6.83	1,913	131	6.85
Subordinated debentures held by by subsidiary trusts	88,304	2,574	2.91	82,477	2,506	3.04	102,307	5,117	5.00
Total interest bearing liabilities	5,493,710	18,606	0.34	5,186,067	20,695	0.40	5,237,055	30,114	0.58
Non-interest bearing deposits	1,543,079			1,411,270			1,346,787
Other non-interest bearing liabilities	56,147			51,587			47,799
Stockholders’ equity	855,862			779,530			784,071
Total liabilities and stockholders’ equity	$7,948,798			$7,428,454			$7,415,712
Net FTE interest income		$252,763			$241,460			$248,471
Less FTE adjustments (2)		(4,302)			(4,493)			(4,685)
Net interest income from consolidated statements of income		$248,461			$236,967			$243,786
Interest rate spread			3.41%			3.44%			3.53%
Net FTE interest margin (4)			3.49%			3.54%			3.66%
Cost of funds, including non-interest bearing demand deposits (5)			0.26%			0.31%			0.46%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

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

During 2014, deposit growth combined with corresponding increases in interest earning assets and a 5 basis point reduction in our funding costs resulted in an increase in our net interest income on a fully taxable equivalent, or FTE, basis. Our FTE net interest income increased $11.3 million, or 4.7%, to $252.8 million in 2014, compared to $241.5 million in 2013. Interest accretion related to the fair valuation of acquired loans contributed $2.6 million of interest income during 2014, $1.0 million of which was the result of early loan pay-offs. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $3.6 million in 2014, as compared to $1.4 million in 2013. Despite increases in our net FTE interest income, our net interest margin ratio decreased 5 basis points to 3.49% in 2014, compared to 3.54% in 2013. Declines in yields earned on the Company's loan and investment portfolios were partially offset by increases in average outstanding loans, reductions in funding costs and lower average outstanding time deposits. Exclusive of the accelerated interest accretion related to early payoffs of acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio was 3.43% during 2014 and 3.52% during 2013.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2014 compared with December 31, 2013			Year Ended December 31, 2013 compared with December 31, 2012			Year Ended December 31, 2012 compared with December 31, 2011
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$16,689	$(5,866)	$10,823	$5,864	$(16,138)	$(10,274)	$(5,713)	$(9,055)	$(14,768)
Investment Securities (1)	(520)	(1,420)	(1,940)	594	(6,512)	(5,918)	2,846	(7,028)	(4,182)
Federal funds sold	(9)	(2)	(11)	3	2	5	1	(1)	—
Interest bearing deposits in banks	290	52	342	(241)	(2)	(243)	182	3	185
Total change	16,450	(7,236)	9,214	6,220	(22,650)	(16,430)	(2,684)	(16,081)	(18,765)
Interest bearing liabilities:
Demand deposits	270	(139)	131	187	(614)	(427)	855	(1,522)	(667)
Savings deposits	245	(246)	(1)	167	(1,284)	(1,117)	(820)	(2,066)	(2,886)
Time deposits	(805)	(1,346)	(2,151)	(2,047)	(2,915)	(4,962)	(3,650)	(4,024)	(7,674)
Repurchase agreements	(2)	(55)	(57)	(51)	(234)	(285)	—	(116)	(116)
Borrowings (2)	—	—	—	—	—	—	—	—	—
Long-term debt	18	62	80	(4)	(41)	(45)	(14)	20	6
Preferred stock pending redemption	(159)	—	(159)	28	—	28	131	—	131
Subordinated debentures held by subsidiary trusts	177	(109)	68	(992)	(1,619)	(2,611)	(1,008)	297	(711)
Total change	(256)	(1,833)	(2,089)	(2,712)	(6,707)	(9,419)	(4,506)	(7,411)	(11,917)
Increase (decrease) in FTE net interest income (1)	$16,706	$(5,403)	$11,303	$8,932	$(15,943)	$(7,011)	$1,822	$(8,670)	$(6,848)

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(2)	Includes interest on federal funds purchased and other borrowed funds.

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

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. Reductions in specific reserves on impaired loans and lower general reserves are reflective of continued improvement in economic conditions in our market areas during 2014, combined with improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history, resulted in a reversal of provision for loan losses of $6.6 million during 2014. During 2013, declining levels of non-performing assets and criticized loans indicative of improvement in and stabilization of our credit quality, combined with our assessment of the adequacy of our allowance for loan losses resulted in a reversal of provision for loan losses of $6.1 million, compared to recording provisions of $40.8 million during 2012. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income decreased $278 thousand, or less than 1.0%, to $111.4 million in 2014, as compared to $111.7 million in 2013 and decreased $3.2 million, or 2.8%, to $111.7 million in 2013, as compared to $114.9 million in 2012. Significant components of these decreases are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $4.8 million, or 13.2%, to $40.7 million in 2014, as compared to $36.0 million in 2013, and increased $1.8 million, or 5.1%, to $36.0 million in 2013, as compared to $34.2 million in 2012, primarily due to increases in interchange revenue due to higher debit and credit card transaction volumes and increases in mortgage loan servicing fee income resulting from an increase in the number of loans serviced.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans decreased $10.3 million, or 30.1%, to $23.9 million during 2014, as compared to $34.3 million during 2013, due to the combined impacts of lower demand for refinancing loans in our market areas and increased retention of select mortgage loan production in our residential real estate loan portfolio. Our mortgage loan production volume decreased 18% during 2014, as compared to 2013, with refinancing loan production volume declining by 55%.

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

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $1.9 million, or 11.2%, to $19.0 million in 2014, as compared to $17.1 million in 2013, and increased $2.8 million, or 19.4%, to $17.1 million in 2013, as compared to $14.3 million in 2012, primarily due to the addition of new wealth management customers and increases in the market values of new and existing assets under management. Also contributing to the increase in wealth management revenues in 2013 as compared to 2012, were revenues from the sale of two multi-million dollar life insurance policies aggregating $370 thousand recorded during third quarter 2013.

Other income primarily includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $3.6 million, or 47.4%, to $11.1 million in 2014, as compared to $7.5 million in 2013. Income from life insurance increased $2.2 million in 2014, as compared to 2013, due to a full year of earnings on $60.0 million of life insurance purchased in December 2013 and January 2014, additional earnings on $13 million on company-owned life insurance acquired in the MWFC acquisition and the receipt of death benefits of $921. In addition, during fourth quarter 2014, we recorded net gains of $1.2 million related to the sale of two FIB bank buildings and received a $616 thousand volume bonus from our card payment network. These increases in other income in 2014, as compared to 2013, were partially offset by a decrease of $911 thousand related to market value adjustments for securities held under deferred compensation plans.

Other income increased $754 thousand, or 11.1%, to $7.5 million in 2013, as compared to $6.8 million in 2012, primarily due to increases of $697 thousand in earnings on securities held under deferred compensation plans and $680 thousand in income from life insurance policies. These increases were partially offset by a gain of $581 thousand on the sale of a bank building recorded in 2012.

Non-interest Expense

Non-interest expense increased $14.8 million, or 6.7%, to $236.9 million in 2014, from $222.1 million in 2013. Non-interest expense for 2014 includes $8.0 million of acquisition and loss contingency expenses. Exclusive of these acquisition and loss contingency expenses, non-interest expense increased $6.8 million, or 3.1%, in 2014, as compared to 2013, primarily due to the additional operating costs of MWFC. Non-interest expense decreased $7.6 million, or 3.3%, to $222.1 million in 2013, as compared to $229.6 million in 2012. Significant components of these fluctuations are discussed in more detail below.

Salaries and wages increased $2.5 million, or 2.7%, to $96.5 million in 2014, from $94.0 million in 2013, primarily due to increased personnel costs associated with the MWFC acquisition and inflationary wage increases. These increases were partially offset by a decrease of $2.8 million in incentive bonus accruals reflective of the addition of new performance metrics and changes in the weighting of metrics used in determining incentives payable under our short-term incentive program. Salaries and wages increased $4.2 million, or 4.6%, to $94.0 million in 2013, as compared to $89.8 million in 2012, primarily due to higher incentive compensation resulting from our improved financial performance.

Employee benefits decreased $208 thousand, or less than 1.0%, to $30.1 million in 2014, as compared to $30.3 million in 2013, primarily due to decreases in the market value of securities held under deferred compensation plans, which were partially offset by higher payroll taxes. Employee benefits increased $993 thousand, or 3.4%, to $30.3 million in 2013, as compared to $29.3 million in 2012, primarily due to the combined effects of increases in the market value of securities held under deferred compensation plans, higher stock-based compensation expense and increases in group health insurance expense.

Furniture and equipment expense increased $1.3 million, or 10.1%, to $13.8 million in 2014, as compared to $12.6 million in 2013, primarily due to due to the addition of facilities in conjunction with the acquisition of MWFC and additional software costs associated with the implementation of new systems to assist in accounting for acquired loans, process mortgage loans and automate certain reconciliation functions. Furniture and equipment expense decreased $305 thousand, or 2.4%, to $12.6 million in 2013, as compared to $12.9 million in 2012.

FDIC insurance premiums decreased $449 thousand, or 8.9%, to $4.6 million in 2014, from $5.1 million in 2013, and $1.4 million, or 21.8%, to $5.1 million in 2013, as compared to $6.5 million in 2012, primarily due to lower assessment rates reflective of improved credit quality combined with a lower assessment base.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to fluctuations in write-downs of the estimated fair value of OREO properties, net gains and losses recorded on the sale of OREO properties and carrying costs and/or operating expenses of OREO properties. During 2014, we recorded net OREO income of $272 thousand, as compared to net OREO expense of $2.3 million in 2013. During 2014, we recorded gains on the sale of OREO properties of $1.8 million, wrote-down the fair value of OREO properties by $224 thousand and recorded net operating expenses of $1.4 million. This compares to net gains on the sale of OREO properties of $3.2 million, wrote-down the value of OREO properties by $3.5 million and recorded net operating expenses of $2.0 million in 2013.

Net OREO expense decreased $7.1 million, or 75.6%, to $2.3 million in 2013, as compared to $9.4 million in 2012, primarily due to a reduction in the number of OREO properties held resulting in a decrease in net operating expense of $1.7 million and a decrease in write-downs in the value of OREO properties of $3.2 million. Also contributing to the decrease in net OREO expense in 2013, as compared to 2012, were increases of $2.2 million in net gains on the sale of OREO properties.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization expense decreased $426 thousand, or 15.3%, to $2.4 million in 2014, as compared to $2.8 million in 2013, and decreased $714 thousand, or 20.4%, to $2.8 million in 2013, as compared to $3.5 million in 2012, primarily due to declines in prepayment rates and the resulting extension in the estimated period over which net servicing income is expected to be received.

Mortgage servicing rights are evaluated quarterly for impairment based on the fair value of the mortgage servicing rights. The fair value of mortgage servicing rights is estimated by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans. Impairment adjustments are recorded through a valuation allowance. The valuation allowance is adjusted for changes in impairment through a charge to current period earnings. Fluctuations in the fair value of mortgage servicing rights are primarily due to changes in assumptions regarding prepayments of the underlying mortgage loans, which typically correspond with changes in market interest rates. During 2014, we reversed previously recorded impairment of $136 thousand, compared to the reversal of reversed previously recorded impairment of $99 thousand in 2013, and the reversal of previously recorded impairment of $771 thousand in 2012.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. We recorded core deposit intangible assets of $11 million in conjunction with the acquisition of MWFC. These intangibles are being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years. Accordingly, core deposit intangible amortization expense increased $833 thousand, or 58.7%, to $2.3 million during 2014, as compared to $1.4 million during 2013 and 2012.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other losses. Other expenses increased $4.2 million, or 9.6%, to $47.5 million in 2014, as compared to $43.3 million in 2013, primarily due to additional expenses associated with the acquisition of MWFC.

Other expense decreased $2.6 million, or 5.6%, to $43.3 million in 2013, as compared to $45.9 million in 2012. During 2012, we recorded $1.5 million of donations expense in conjunction with the sale of a bank building to a charitable organization and $428 thousand of unamortized issuance costs associated with the redemption of junior subordinated debentures.

During 2014, we recorded loss contingency expense of $4.0 million related to a non-final judgment entered against us in an on-going lender liability lawsuit. For additional information regarding this pending litigation, see “Notes to Consolidated Financial Statements—Commitments and Contingencies,” included in Part IV, Item 15 of this report. During 2012, we recorded loss contingency expense of $3.0 million for estimated loan collection and settlement costs related to a lender liability lawsuit.

During 2014, we recorded $4.0 of acquisition expenses, including legal and professional fees, employee retention payments and travel expenses, related to the MWFC acquisition in July 2014. For additional information regarding the acquisition, see "Recent Developments" included herein and “Notes to Consolidated Financial Statements—Acquisition,” included in Part IV, Item 15 of this report.

Income Tax Expense

Our effective federal tax rate was 31.6% for the year ended December 31, 2014, 30.8% for the year ended December 31, 2013 and 29.6% for the year ended December 31, 2012. Increases in effective federal income tax rates are primarily due to higher levels of taxable income without a proportional increase in tax exempt interest income on loan and investment securities.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 3.2% for the year ended December 31, 2014, 4.3% for the year ended December 31, 2013 and 4.4% for the year ended December 31, 2012.

Net Income Available to Common Shareholders

Net income available to common shareholders was $84.4 million, or $1.87 per diluted share, in 2014, compared to $86.1 million, or $1.96 per diluted share, in 2013 and $54.9 million, or $1.27 per diluted share, in 2012.

Summary of Quarterly Results

The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2014 and 2013.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2014:
Interest income	$62,687	$64,185	$69,728	$70,467	$267,067
Interest expense	4,551	4,458	4,646	4,951	18,606
Net interest income	58,136	59,727	65,082	65,516	248,461
Provision for loan losses	(5,000)	(2,001)	261	118	(6,622)
Net interest income after provision for loan losses	63,136	61,728	64,821	65,398	255,083
Non-interest income	24,106	26,571	29,363	31,361	111,401
Non-interest expense	54,338	55,920	64,958	61,653	236,869
Income before income taxes	32,904	32,379	29,226	35,106	129,615
Income tax expense	11,511	11,302	10,071	12,330	45,214
Net income available to common shareholders	$21,393	$21,077	$19,155	$22,776	$84,401

Basic earnings per common share	$0.49	$0.48	$0.43	$0.50	$1.89
Diluted earnings per common share	0.48	0.47	0.42	0.49	1.87
Dividends paid per common share	0.16	0.16	0.16	0.16	0.64

Quarterly Results (continued)
(Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2013:
Interest income	$65,067	$63,956	$63,929	$64,710	$257,662
Interest expense	5,790	5,196	4,973	4,736	20,695
Net interest income	59,277	58,760	58,956	59,974	236,967
Provision for loan losses	500	375	(3,000)	(4,000)	(6,125)
Net interest income after provision for loan losses	58,777	58,385	61,956	63,974	243,092
Non-interest income	28,819	29,579	27,607	25,674	111,679
Non-interest expense	56,685	55,020	52,579	57,785	222,069
Income before income taxes	30,911	32,944	36,984	31,863	132,702
Income tax expense	10,867	11,439	13,172	11,088	46,566
Net income available to common shareholders	$20,044	$21,505	$23,812	$20,775	$86,136

Basic earnings per common share	$0.46	$0.49	$0.54	$0.47	$1.98
Diluted earnings per common share	0.46	0.49	0.54	0.47	1.96
Dividends paid per common share	—	0.13	0.14	0.14	0.41

Financial Condition

Total assets increased $1,045 million, or 13.8%, to $8,610 million as of December 31, 2014, from $7,565 million as of December  31, 2013, with approximately $612 million of the increase attributable to the MWFC acquisition. Exclusive of the acquired MWFC assets, total assets increased $433 million, or 5.7%, compared to December 31, 2013, primarily due to organic deposit growth. Total assets decreased $157 million, or 2.0%, to $7,565 million as of December 31, 2013, from $7,722 million as of December 31, 2012, due to lower outstanding funding sources, including deposits and repurchase agreements.

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

Total loans increased $553 million, or 12.7%, to $4,897 million as of December 31, 2014, from $4,345 million as of December 31, 2013, with approximately $360 million of the increase attributable to the MWFC acquisition. Exclusive of the acquired MWFC loans, total loans increased $193 million, or 4.4%, compared to December 31, 2013, with the most notable organic growth occurring in residential real estate and consumer loans. Total loans increased $121 million, or 2.9%, to $4,345 million as of December 31, 2013, from $4,224 million as of December 31, 2012, primarily due to growth in residential real estate loans.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2014	Percent	2013	Percent	2012	Percent	2011	Percent	2010	Percent
Loans
Real estate:
Commercial	$1,639,422	33.5%	$1,449,174	33.3%	$1,497,272	35.4%	$1,553,155	37.1%	$1,565,665	35.8%
Construction	418,269	8.5	351,635	8.1	334,529	7.9	400,773	9.6	527,458	12.1
Residential	999,903	20.4	867,912	20.0	708,339	16.8	571,943	13.7	549,604	12.6
Agricultural	167,659	3.4	173,534	4.0	177,244	4.2	175,302	4.2	182,794	4.2
Consumer	762,471	15.6	671,587	15.5	636,794	15.1	616,071	14.7	646,580	14.8
Commercial	740,073	15.1	676,544	15.6	688,753	16.3	693,261	16.6	730,471	16.7
Agricultural	124,859	2.6	111,872	2.6	113,627	2.8	119,710	2.8	116,546	2.7
Other loans	3,959	0.1	1,734	—	912	—	2,813	—	2,383	0.1
Mortgage loans held for sale	40,828	0.8	40,861	0.9	66,442	1.3	53,521	1.3	46,408	1.0
Total loans	4,897,443	100.0%	4,344,853	100.0%	4,223,912	100.0%	4,186,549	100.0%	4,367,909	100.0%
Less allowance for loan losses	74,200		85,339		100,511		112,581		120,480
Net loans	$4,823,243		$4,259,514		$4,123,401		$4,073,968		$4,247,429
Ratio of allowance to total loans	1.52%		1.96%		2.38%		2.69%		2.76%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 51% and 53% of our commercial real estate loans were owner occupied as of December 31, 2014 and 2013, respectively. Commercial real estate loans increased $190 million, or 13.1%, to $1,639 million as of December 31, 2014, from $1,449 million as of December 31, 2013. Exclusive of the MWFC acquired loans, commercial real estate loans decreased $25 million, or 1.7%, from December 31, 2013, and decreased $48 million, or 3.2%, to $1,449 million as of December 31, 2013, from $1,497 million as of December 31, 2012. Management attributes these decreases to weak loan demand combined with the movement of loans out of the portfolio through charge-off, pay-off and foreclosure.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. As of December 31, 2014, our construction loan portfolio was divided among the following categories: approximately $97 million, or 23.1%, residential construction; approximately $101 million, or 24.2%, commercial construction; and, approximately $220 million, or 52.7%, land acquisition and development. As of December 31, 2013, our construction loan portfolio was divided among the following categories: approximately $77 million, or 21.9%, residential construction; approximately $69 million, or 19.6%, commercial construction; and, approximately $206 million, or 58.5%, land acquisition and development.

Construction loans grew $67 million, or 18.9%, to $418 million as of December 31, 2014, from $352 million as of December 31, 2013. Exclusive of the of the MWFC acquired loans, construction loans increased $37 million, or 10.4%, from December 31, 2013, and increased $17 million, or 5.1%, to $352 million as of December 31, 2013, from $335 million as of December 31, 2012, primarily due to increased housing demand in our market areas during 2014 and 2013.

Residential real estate loans. Residential real estate loans grew $132 million, or 15.2%, to $1,000 million as of December 31, 2014, from $868 million as of December 31, 2013, with approximately $48 million of the increase attributable to the MWFC acquisition. Exclusive of the MWFC acquired loans, residential real estate loans grew $84 million, or 9.6%, from December 31, 2013, and increased $160 million, or 22.5%, to $868 million as of December 31, 2013, from $708 million as of December 31, 2012, due to retention of certain residential loans in our portfolio and increased housing demand in our market areas. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $299 million as of December 31, 2014 and $272 million as of December 31, 2013.

Consumer Loans. Our consumer loans include direct personal loans, credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 72.5% and 70.9% of our consumer loans as of December 31, 2014 and 2013, respectively, were indirect consumer loans.

Consumer loans increased $91 million, or 13.5%, to $762 million as of December 31, 2014, from $672 million as of December 31, 2013, with approximately $9 million of increase attributable to the MWFC acquisition. Exclusive of the MWFC acquisition, consumer loans grew organically $82 million, or 12.2%, from December 31, 2013, due to expansion of our indirect lending program within our existing market areas and increases in the average loan amounts advanced in 2014. Consumer loans increased $35 million, or 5.5%, to $672 million as of December 31, 2013, from $637 million as of December 31, 2012, due to expansion of our indirect lending program within our existing market areas.

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

Commercial loans increased $64 million, or 9.4%, to $740 million as of December 31, 2014, from $677 million as of December 31, 2013, with approximately $48 million of increase attributable to the MWFC acquisition. Exclusive of the MWFC acquisition, commercial loans grew organically $15 million, or 2.2%, from December 31, 2013. Commercial loans decreased $12 million, or 1.8%, to $677 million as of December 31, 2013, from $689 million as of December 31, 2012, due to weak loan demand combined with the movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans increased $13 million, or 11.6%, to $125 million as of December 31, 2014, from $112 million as of December 31, 2013, with approximately $2 million of increase attributable to the MWFC acquisition. Exclusive of the acquired loans, agricultural loans increased $11 million, or 10.0%, from December 31, 2013. Agricultural loans decreased $2 million, or 1.5%, to $112 million as of December 31, 2013, from $114 million as of December 31, 2012.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2014:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,028,758	$1,405,558	$790,937	$3,225,253
Consumer	248,153	453,505	60,813	762,471
Commercial	410,395	255,096	74,582	740,073
Agricultural	101,971	21,292	1,596	124,859
Other	3,959	—	—	3,959
Mortgage loans held for sale	40,828	—	—	40,828
Total loans	$1,834,064	$2,135,451	$927,928	$4,897,443
Loans at fixed interest rates	$1,114,968	$1,382,040	$258,942	$2,755,950
Loans at variable interest rates	719,096	753,411	606,804	2,079,311
Non-accrual loans	—	—	62,182	62,182
Total loans	$1,834,064	$2,135,451	$927,928	$4,897,443

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2014	2013	2012	2011	2010
Non-performing loans:
Nonaccrual loans	$62,182	$94,439	$107,799	$199,983	$195,342
Accruing loans past due 90 days or more	2,576	2,232	2,277	4,111	1,852
Total non-performing loans	64,758	96,671	110,076	204,094	197,194
OREO	13,554	15,504	32,571	37,452	33,632
Total non-performing assets	$78,312	$112,175	$142,647	$241,546	$230,826

Troubled debt restructurings not included above (1)	$20,952	$21,780	$31,932	$37,376	$13,490

Non-performing loans to total loans (2)	1.32%	2.22%	2.61%	4.87%	4.51%
Non-performing assets to total loans and OREO (3)	1.59	2.57	3.35	5.72	5.24
Non-performing assets to total assets (4)	0.91	1.48	1.85	3.30	3.08
Allowance for loan losses to non-performing loans (5)	114.58	88.28	91.31	55.16	61.10

(1)
Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 1.75%, 2.73%, 3.36%, 5.77%, and 4.82% as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 2.02%, 3.07%, 4.10%, 6.60%, 5.55% and 3.57% as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 1.15%, 1.77%, 2.26%, 3.81%, and 3.26% as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(5) Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 86.57%, 72.05%, 70.78%, 46.62%, and 57.19% as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.
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
The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

As of December 31,	2014	2013	2012	2011	2010
Real estate	$50,184	$82,709	$97,005	$182,709	$161,484
Consumer	1,282	1,350	1,727	2,054	2,705
Commercial	12,846	12,487	10,819	18,462	31,912
Agricultural	446	125	525	869	1,093
Total non-performing loans	$64,758	$96,671	$110,076	$204,094	$197,194
As of December  31, 2014, our non-performing real estate loans were divided among the following categories: $8 million, or 16.4%, land and land development; $28 million, or 55.2%, commercial; $3 million, or 5.1% other construction; $272 thousand or 0.6% residential construction; $4 million, or 9.1%, residential; and, $7 million, or 13.6%, agricultural.

As of December  31, 2013, our non-performing real estate loans were divided among the following categories: $16 million, or 19.7%, land and land development; $49 million, or 59.2%, commercial; $2 million, or 1.9% residential construction; $7 million, or 8.8%, residential; and, $9 million, or 10.4%, agricultural.

Total non-performing loans decreased $32 million, or 33.0%, to $65 million as of December 31, 2014, from $97 million as of December 31, 2013, and $13 million, or 12.2%, to $97 million as of December 31, 2013, from $110 million as of December 31, 2012. Non-accrual loans, the largest component of non-performing loans, decreased $32 million, or 34.2%, to $62 million as of December 31, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs and the return of performing loans to accrual status. Non-accrual loans decreased $14 million, or 12.4%, to $94 million as of December 31, 2013, from $108 million as of December 31, 2012, primarily due to movement of lower quality loans out of the loan portfolio through charge-off, pay-off or foreclosure. As of December 31, 2014, approximately 44% of our non-accrual loans were commercial real estate loans and approximately 13% were land acquisition and development loans.

We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $4.0 million, $4.6 million and $8.5 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2014, 2013 and 2012, respectively.
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
OREO decreased $2 million, or 12.6%, to $14 million as of December 31, 2014, from $16 million as of December 31, 2013. During 2014, we recorded additions to OREO of $9 million, $4 million of which were acquired in conjunction with the MWFC acquisition, wrote down the fair value of OREO properties by $224 thousand and sold OREO with a book value of $11 million. As of December 31, 2014, 44% of our OREO balance related to land and land development properties, 34% to commercial properties, 20% to residential real estate properties and 2% to agricultural real estate properties.
OREO decreased $17 million, or 52.4%, to $16 million as of December 31, 2013, from $33 million as of December 31, 2012. During 2013,we recorded additions to OREO of $12 million, wrote down the fair value of OREO properties by $4 million and sold OREO with a book value of $25 million. Approximately 39% of OREO sales in 2013 were of residential real estate and approximately 33% were commercial properties. As of December 31, 2013, 59% of our OREO balance related to land and land development properties, 25% to commercial properties, 15% to residential real estate properties and 1% to agricultural real estate properties.
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
As of December 31, 2014, we had loans renegotiated in troubled debt restructurings of $44 million, of which $23 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $21 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
As of December 31, 2013, we had loans renegotiated in troubled debt restructurings of $60 million, of which $38 million were reported as non-accrual loans in the non-performing asset and troubled debt restructuring and non-performing loan tables above. The remaining $22 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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
Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of December 31, 2014, management determined that an allowance for loan losses related to acquired loans of $287 thousand was required under generally accepted accounting principles.
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
Based on declines in national, regional and local economies which began in 2008, we recorded additional general valuation allowances based on management's estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, we recorded significantly higher provisions for loan losses in 2010 and the first half of 2011 to maintain the allowance for loan losses at appropriate levels. Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses, which began decreasing during the last half of 2011, continued to decrease through 2014, with negative provisions recorded during the last half of 2013 and the first half of 2014. Management expects that non-performing and impaired loans will continue to decline as previously identified problem loans make their way through the credit cycle and the volume of newly identified non-performing and impaired loans decreases as economic conditions in our market areas continue to improve.

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2014	2013	2012	2011	2010
Balance at the beginning of period	$85,339	$100,511	$112,581	$120,480	$103,030
Charge-offs:
Real estate
Commercial	2,042	4,430	13,014	13,227	8,980
Construction	328	3,515	25,510	26,125	19,989
Residential	637	2,177	4,879	6,199	3,511
Agricultural	7	102	103	213	2,238
Consumer	4,887	4,612	5,320	6,043	7,577
Commercial	6,030	5,672	11,990	19,332	10,023
Agricultural	64	5	120	142	21
Total charge-offs	13,995	20,513	60,936	71,281	52,339
Recoveries:
Real estate
Commercial	953	3,644	907	293	34
Construction	2,009	2,010	2,022	1,641	213
Residential	358	424	310	201	132
Agricultural	3	9	2	—	—
Consumer	2,347	2,059	1,945	1,739	2,053
Commercial	3,781	3,293	2,905	1,344	436
Agricultural	27	27	25	13	21
Total recoveries	9,478	11,466	8,116	5,231	2,889
Net charge-offs	4,517	9,047	52,820	66,050	49,450
Provision for loan losses	(6,622)	(6,125)	40,750	58,151	66,900
Balance at end of period	$74,200	$85,339	$100,511	$112,581	$120,480
Period end loans	$4,897,443	$4,344,853	$4,223,912	$4,186,549	$4,367,909
Average loans	4,602,907	4,281,673	4,176,439	4,275,128	4,482,218
Net charge-offs to average loans	0.10%	0.21%	1.26%	1.54%	1.10%
Allowance to period-end loans	1.52	1.96	2.38	2.69	2.76

The allowance for loan losses was $74 million, or 1.52% of period-end loans, at December 31, 2014, compared to $85 million, or 1.96% of period-end loans, at December 31, 2013, and $101 million, or 2.38% of period-end loans, at December 31, 2012. Decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2014, compared to December 31, 2013, were largely due to the acquisition of MWFC loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses. The decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2013, as compared to December 31, 2012, were primarily due to decreases in specific reserves on impaired loans and lower general reserves reflective of decreases in past due, non-performing and internally risk classified loans.

Net charge-offs in 2014 decreased $4 million, or 50.1%, to $5 million, or 0.10% of average loans in 2014, as compared to $9 million, or 0.21% of average loans in 2013. Net charge-offs in 2013 decreased $44 million, or 82.9%, to $9 million, or 0.21% of average loans in 2013, from $53 million, or 1.26% of average loans in 2012.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2014, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2014		2013		2012		2011		2010
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$53,884	65.9%	$63,923	65.4%	$75,782	64.3%	$87,396	64.6%	$84,181	64.7%
Consumer	5,035	15.6	6,193	15.5	7,141	15.1	8,594	14.7	9,332	14.8
Commercial	14,307	15.1	14,747	15.6	17,085	16.3	15,325	16.6	25,354	16.7
Agricultural	974	2.5	476	2.6	503	2.7	1,266	2.8	1,613	2.7
Other loans	—	0.1	—	—	—	—	—	—	—	0.1
Mortgage loans held for sale	—	0.8	—	0.9	—	1.6	—	1.3	—	1.0
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$74,200	100.0%	$85,339	100.0%	$100,511	100.0%	$112,581	100.0%	$120,480	100.0%

The allowance for loan losses allocated to real estate loans decreased 15.7% to $54 million as of December 31, 2014, from $64 million as of December 31, 2013, and decreased 15.6% to $64 million as of December 31 2013, from $76 million as of December 31, 2012, primarily due to improvement in real estate values and housing demand in our market areas. The allowance for loan losses allocated to real estate loans decreased 13.3% to $76 million as of December 31, 2012, from $87 million as of December 31, 2011, and the allowance for loan losses allocated to commercial loans decreased 39.6% to $15 million as of December 31, 2011, from $25 million as of December 31, 2010, primarily due to the charge-off of non-performing loans.

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

Investment securities increased $136 million, or 6.3%, to $2,287 million as of December 31, 2014, from $2,152 million as of December 31, 2013. In conjunction with the MWFC acquisition, we acquired investment securities with fair values aggregating $105 million. Approximately $68 million of these securities were immediately sold. Investment securities decreased $52 million, or 2.4%, to $2,152 million as of December 31, 2013, from $2,203 million as of December 31, 2012.

On June 27, 2014, we transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $397 million and $389 million, respectively, into the held-to-maturity category. Net unrealized losses of $8 million included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.3 years.

As of December 31, 2014, the estimated duration of our investment portfolio was 3.0 years, as compared to 3.7 years as of December 31, 2013. The weighted average yield on investment securities decreased 7 basis points to 1.73% in 2014, from 1.80% in 2013, and 30 basis points to 1.80% in 2013, from 2.10% in 2012.

As of December 31, 2014, investment securities with amortized costs and fair values of $1,352 million and $1,356 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,289 million and $1,279 million, respectively, as of December 31, 2013. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2014. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Government agency securities
Maturing within one year	$36,398	1.59%	0.95%
Maturing in one to five years	608,629	26.61	1.15
Maturing in five to ten years	80,381	3.51	1.68
Mark-to-market adjustments on securities available-for-sale	(4,475)	(0.20)	NA
Total	720,933	31.52	1.20
Mortgage-backed securities
Maturing within one year	286,493	12.53	2.71
Maturing in one to five years	816,854	35.72	1.64
Maturing in five to ten years	165,756	7.25	2.41
Maturing after ten years	67,159	2.94	3.32
Mark-to-market adjustments on securities available-for-sale	7,905	0.35	NA
Total	1,344,167	58.77	2.15
Tax exempt securities
Maturing within one year	7,500	0.33	3.55
Maturing in one to five years	51,132	2.24	3.56
Maturing in five to ten years	92,480	4.04	4.88
Maturing after ten years	37,829	1.65	4.70
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	188,941	8.26	4.43
Corporate securities
Maturing within one year	8,037	0.35	1.35
Maturing in one to five years	24,528	1.07	1.69
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	32,565	1.42	1.60
Other securities
Maturing in five to ten years	504	0.02	7.67
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	504	0.02	7.67
Total	$2,287,110	100.00%	1.97%

Maturities of U.S. government agency securities noted above reflect $176 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $146 million of these securities will be called in 2015.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2014, the carrying value of our investments in non-agency mortgage-backed securities totaled $322 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2014, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
As of December 31, 2014, approximately 70% of our tax-exempt securities were general obligation securities, of which 52% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.
As of December 31, 2013, we had U.S. government agency securities with carrying values of $763 million and a weighted average yield of 1.10%; mortgage-backed securities with carrying values of $1,184 million and a weighted average yield of 2.15%; tax exempt securities with carrying values of $186 million and a weighted average tax equivalent yield of 4.65%; and, corporate securities with carrying values of $18 million and a weighted average yield of 1.20%.
As of December 31, 2012, we had U.S. government agency securities with carrying values of $755 million and a weighted average yield of 0.92%; mortgage-backed securities with carrying values of $1,240 million and a weighted average yield of 2.32%; tax exempt securities with carrying values of $193 million and a weighted average tax equivalent yield of 4.89%; corporate securities with carrying values of $15 million and a weighted average yield of 1.20%; and, other securities with carrying values of $373 thousand with no weighted average yield.
We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2014, we had investment securities with fair values of $481 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $8 million as of December 31, 2014, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2014, 2013 or 2012.
For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents increased $264 million, or 49.3%, to $799 million as of December 31, 2014, from $535 million as of December 31, 2013, and decreased $267 million, or 33.3%, to $535 million as of December 31, 2013, from $801 million as of December 31, 2012. Fluctuations in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Premises and Equipment
Premises and equipment increased $16 million, or 8.6%, to $195 million as of December 31, 2014, from $180 million as of December 31, 2013, and decreased $8 million, or 4.2%, to $180 million as of December 31, 2013, from $188 million as of December 31, 2012. In conjunction with the MWFC acquisition, we acquired premises and equipment with fair values aggregating $29 million. Subsequently, we sold $8 million of the vacated MWFC premises and equipment at carrying value. In addition, during fourth quarter 2014, we sold two FIB bank buildings with carrying values of $2 million at a net gain of $1.2 million.
Company-Owned Life Insurance
Company-owned life insurance increased $32 million, or 25.9% to $154 million as of December 31, 2014, from $122 million as of December 31, 2013. In conjunction with the MWFC acquisition, we obtained group life insurance policies covering certain key employees of MWB. The net cash surrender value of these policies was $13 million at December 31, 2014. In addition, in January 2014, we purchased an additional $15 million of life insurance covering select officers of our bank subsidiary. For additional information regarding our company-owned life insurance, see “Notes to Consolidated Financial Statements — Company-Owned Life Insurance” included in Part IV, Item 15.

Deferred Tax Asset/Liability
Our net deferred tax asset decreased $7 million, or 59.9%, to $5 million as of December, 31, 2014, from $12 million as of December 31, 2013, Increases in net deferred tax assets resulting from the MWFC acquisition were more than offset by decreases related to unrealized losses on available-for-sale investment securities, reductions in temporary timing differences associated with our allowance for loan losses and increases in deferred tax liabilities related to tax deductible goodwill from previous acquisitions.
Our net deferred tax asset increased $10 million, or 368.0%, to $12 million as of December 31, 2013, from $3 million as of December 31, 2012, primarily due to increases in deferred tax assets related to net unrealized losses on available-for-sale investment securities.
Other Assets
Other assets increased $12 million, or 20.4%, to $73 million as of December 31, 2014, from $61 million as of December 31, 2013, primarily due to other assets acquired in and increases in Federal Home Loan Bank and Federal Reserve Bank stock holding requirements resulting from the MWFC acquisition. Other assets decreased $2 million, or 3.0%, to $61 million as of December 31, 2013, from $63 million as of December 31, 2012.
Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2014	Percent	2013	Percent	2012	Percent	2011	Percent	2010	Percent
Non-interest bearing demand	$1,791,364	25.5%	$1,491,683	24.3%	$1,495,309	24.0%	$1,271,709	21.8%	$1,063,869	18.0%
Interest bearing:
Demand	2,133,273	30.5	1,848,806	30.2	1,811,905	29.0	1,306,509	22.4	1,218,078	20.5
Savings	1,843,355	26.3	1,602,544	26.1	1,547,713	24.8	1,691,413	29.0	1,718,521	29.0
Time, $100 or more	520,125	7.4	492,051	8.0	594,712	9.5	681,047	11.7	908,044	15.3
Time, other	718,095	10.2	698,666	11.4	790,772	12.7	876,293	15.1	1,017,201	17.2
Total interest bearing	5,214,848	74.5	4,642,067	75.7	4,745,102	76.0	4,555,262	78.2	4,861,844	82.0
Total deposits	$7,006,212	100.0%	$6,133,750	100.0%	$6,240,411	100.0%	$5,826,971	100.0%	$5,925,713	100.0%

Total deposits increased $872 million, or 14.2%, to $7,006 million as of December 31, 2014, from $6,134 million as of December 31, 2013. We acquired approximately $515 million of deposits in connection with the acquisition of MWFC, including approximately $67 million of non-interest bearing demand deposits, $178 million of interest bearing demand deposits, $111 million of savings deposits, $68 million of time deposits of $100,000 or more, and $91 million of other time deposits. During 2014, the mix of deposits continued to shift from higher-costing time deposits to lower-costing savings and demand deposits. Management attributes this shift to the continued low interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods.

Total deposits decreased $107 million, or 1.7%, to $6,134 million as of December 31, 2013, from $6,240 million as of December 31, 2012. Total deposits, which were at a historically high level as of December 31, 2012, returned to a more normalized level of $6,134 million as of December 31, 2013.

Non-Interest Bearing Demand. Non-interest bearing demand deposits increased $300 million, or 20.1%, to $1,791 million as of December 31, 2014, from $1,492 million as of December 31, 2013. Exclusive of acquired MWFC deposits, non-interest bearing demand deposits increased $233 million, or 15.6%, compared to December 31, 2013, due to organic growth attributable to changes in customer liquidity combined with continued low interest rates offered on alternative interest earning deposit products. Non-interest bearing demand deposits decreased $4 million, or less than 1.0%, to $1,492 million as of December 31 2013, from $1,495 million as of December 31, 2012.

Interest Bearing Demand. Interest bearing demand deposits increased $284 million, or 15.4%, to $2,133 million as of December 31, 2014, from $1,849 million as of December 31, 2013. Exclusive of acquired MWFC deposits, interest bearing demand deposits increased $106 million, or 5.7%, compared to December 31, 2013, due to organic growth attributable to changes in customer liquidity combined with continued low interest rates offered on alternative interest earning deposit products. Interest bearing demand deposits increased $37 million, or 2.0%, to $1,849 million as of December 31, 2013, from $1,812 million as of December 31, 2012.

Savings Deposits. Savings deposits increased $241 million, or 15.0%, to $1,843 million as of December 31, 2014, from $1,603 million as of December 31, 2013. Exclusive of acquired MWFC deposits, savings deposits increased $130 million, or 8.1%, compared to December 31, 2013, due to organic growth. Savings deposits increased $55 million, or 3.5%, to $1,603 million as of December 31, 2013, from $1,548 million as of December 31, 2012.

Time deposits of $100,000 or more. Time deposits of $100,000 or more increased $28 million, or 5.7% to $520 million as of December 31, 2014, from $492 million as of December 31, 2013. Exclusive of deposits acquired in the MWFC acquisition, time deposits of $100,000 or more decreased approximately $40 million, or 8.0%, from December 31, 2013, and decreased $103 million, or 17.3%, to $492 million as of December 31, 2013, from $595 million as of December 31, 2012, with the largest decreases occurring in time deposits maturing in over twelve months. Management attributes these decreases to the impact of a continued low interest rate environment as many customers appear to have become less inclined to invest their funds for extended periods. As of December 31, 2014 and 2013, we had no certificates of deposit issued in brokered transactions.

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2014.
Maturities of Time Deposits of $100,000 or More (Dollars in thousands)

Maturing in 3 months or less	$106,692
Maturing in 3-6 months	85,899
Maturing in 6-12 months	144,813
Maturing in over 12 months	182,721
Total time deposits of $100,000 or more	$520,125

Other time deposits. Other time deposits increased $19 million, or 2.8%, to $718 million as of December 31, 2014, from $699 million as of December 31, 2013. Exclusive of deposits acquired in the MWFC acquisition, other time deposits decreased $72 million, or 10.3%, from December 31, 2013, and decreased $92 million, or 11.6%, to $699 million as of December 31, 2013, from $791 million as of December 31, 2012. Management attributes these decreases to the impact of a continued low interest rate environment as many customers appear to have become less inclined to invest their funds for extended periods. We had Certificate of Deposit Account Registry Service, or CDARS, deposits of $40 million as of December 31, 2014, and $52 million as of December 31, 2013.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances increased $45 million, or 9.8%, to $502 million as of December 31, 2014, from $457 million as of December 31, 2013, and decreased $48 million, or 9.6%, to $457 million as of December 31, 2013, from $506 million as of December 31, 2012. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2014	2013	2012
Securities sold under repurchase agreements:
Balance at period end	$502,250	$457,437	$505,785
Average balance	454,265	456,840	501,192
Maximum amount outstanding at any month-end	547,153	533,965	541,032
Average interest rate:
During the year	0.05%	0.06%	0.12%
At period end	0.10	0.07	0.09

Preferred Stock Redemption

On January 18, 2013, we redeemed our perpetual preferred stock at an aggregate redemption price of $50 million, which represented par value of the preferred stock plus unpaid and accrued dividends to the redemption date. Upon notice to holders of the redemption, which occurred in December 2012, the preferred stock was reclassified from stockholder's equity to a liability in accordance with generally accepted accounting principles.

Subordinated Debentures Held by Subsidiary Trusts

Subordinated debentures held by subsidiary trusts remained flat at $82 million as of December 31, 2014 and 2013. In conjunction with the acquisition of MWFC, we assumed $20 million of subordinated debentures held by two business trusts, Mountain West Statutory Trust III and Mountain West Statutory Trust IV (collectively, the “Mountain West Trusts”). On December 15, 2014, we redeemed $14 million of the Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 1.85% per annum, and on December 26, 2014, we redeemed the remaining $6 million of the Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 3.10% per annum. The redemption price of the Mountain West Subordinated Debentures was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. The redemption of the Mountain West Subordinated Debentures caused a mandatory redemption of $20 million of Mountain West Trust Preferred Securities and $614 thousand of common equity securities. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $19 million, or 39.2%, to $66 million as of December 31, 2014, from $48 million as of December 31, 2013 , primarily due to the timing and amounts of corporate tax payments. Accounts payable and accrued expenses remained flat at $48 million as of December 31, 2013 and 2012.

Contractual Obligations

Contractual obligations as of December 31, 2014 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$5,767,992	$—	$—	$—	$5,767,992
Time deposits	803,986	336,559	97,661	14	1,238,220
Securities sold under repurchase agreements	502,250	—	—	—	502,250
Other borrowed funds (1)	9	—	—	—	9
Long-term debt obligations (2)	225	—	35,000	1,199	36,424
Capital lease obligations	60	136	160	1,287	1,643
Operating lease obligations	2,808	5,139	3,212	9,941	21,100
Purchase obligations (3)	20,887	—	—	—	20,887
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82,477	82,477
Total contractual obligations	$7,098,217	$341,834	$136,033	$94,918	$7,671,002

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of a fixed rate note payable to FHLB bearing interest of 4.86% and maturing on October 31, 2015; fixed rate note payable bearing interest of 6.24% and maturing on September 1, 2032; a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018; and a variable rate subordinated term loan maturing February 28, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(3)
Purchase obligations relate to obligations under construction contracts to build or renovate banking offices of $4 million and obligations to purchase available-for-sale residential mortgage-backed securities of $17 million.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $107 million, or 13.4%, to $909 million as of December 31, 2014 from $802 million as of December 31, 2013, due primarily to the retention of earnings, the issuance of 1,378,230 shares of Class A common stock with an aggregate value of $36 million as partial consideration for the acquisition of MWFC and decreases in net unrealized losses on available-for-sale investment securities. We paid aggregate cash dividends of $28.6 million to common shareholders during 2014. On January 22, 2015, we declared a quarterly dividend to common stockholders of $0.20 per share, which was paid on February 13, 2015 to shareholders of record as of February 2, 2015.

During 2014, we repurchased and retired 362,121 of our shares of Class A common stock in a combination of privately negotiated and open market transactions at an aggregate purchase price of $9.1 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors in November 2013, authorizing the repurchase of up to 2 million shares of our Class A common stock in open market or privately negotiated transactions through November 14, 2014. On January 22, 2015, our Board of Directors approved the repurchase, from time to time, of up to 1 million additional shares of our outstanding Class A common stock in open market or privately negotiated transactions. For additional information regarding the repurchase, see “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.

On January 24, 2014, we filed a Registration Statement on Form S-8 to register an additional 1,500,000 shares of Class A common stock to be issued pursuant to our 2006 Equity Compensation Plan, as amended and restated.

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

Pursuant to the FDICIA, the Federal Reserve and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2014 and 2013, our Bank had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information concerning our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital” contained in Part IV, Item 15 of this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank, or the Federal Reserve Board, issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital remains unchanged at 8.0% of total risk-weighted assets. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, the final rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule became effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019.

Our calculations indicate that as of December 31, 2014, we would meet all fully phased-in Basel III capital adequacy requirements. For additional information regarding the impact of this final rule, see "Regulation and Supervision — Capital Standards and Prompt Corrective Action" included in Part I, Item 1 of this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. Our business and the composition of our balance sheet consists of investments in interest earning assets (principally loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets fluctuate adversely relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2014. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,492,364	$925,388	$2,098,727	$318,782	$4,835,261
Investment securities (2)	159,574	357,077	1,466,794	303,665	2,287,110
Interest bearing deposits in banks	650,233	—	—	—	650,233
Federal funds sold	543	—	—	—	543
Total interest earning assets	$2,302,714	$1,282,465	$3,565,521	$622,447	$7,773,147
Interest bearing liabilities:
Interest bearing demand accounts (3)	$576,092	$359,000	$1,198,181	$—	$2,133,273
Savings deposits (3)	911,685	358,678	572,992	—	1,843,355
Time deposits, $100 or more	106,692	230,712	182,721	—	520,125
Other time deposits	205,753	260,829	251,499	14	718,095
Securities sold under repurchase agreements	502,250	—	—	—	502,250
Other borrowed funds	9	—	—	—	9
Long-term debt	15,015	46	20,611	2,395	38,067
Subordinated debentures held by subsidiary trusts	82,477	—	—	—	82,477
Total interest bearing liabilities	$2,399,973	$1,209,265	$2,226,004	$2,409	$5,837,651
Rate gap	$(97,259)	$73,200	$1,339,517	$620,038	$1,935,496
Cumulative rate gap	(97,259)	(24,059)	1,315,458	1,935,496
Cumulative rate gap as a percentage of total interest earning assets	-1.25%	-0.31%	16.92%	24.90%	24.90%

(1)
Does not include non-accrual loans of $62 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $2.6 million, a negative cumulative one year gap of $1.8 million and a positive cumulative one to five year gap of $1.3 million.

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates shift up or down 2%. As of December 31, 2014, our income simulation model predicted net interest income would decrease $1.6 million, or less than 1.0%, assuming a 0.5% increase in interest rates during each of the next four consecutive quarters. This scenario predicts that our interest bearing liabilities reprice slightly faster than our interest earning assets. We have not engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2014. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 0 and 25 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2014, a further decline in interest rates would result in an acceleration of the compression of our net interest margin.

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

Report of McGladrey LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2014 and 2013
Consolidated Statements of Income — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2014, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

McGladrey LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Interstate BancSystem, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 27, 2015

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries’ internal control over financial reporting.

/s/ MCGLADREY LLP
Des Moines, Iowa
February 27, 2015

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2014	2013
Assets
Cash and due from banks	$147,894	$141,663
Federal funds sold	543	672
Interest bearing deposits in banks	650,233	392,492
Total cash and cash equivalents	798,670	534,827
Investment securities:
Available-for-sale	1,711,924	1,947,706
Held-to-maturity (estimated fair values of $584,533 and $205,926 at December 31, 2014 and 2013, respectively)	575,186	203,837
Total investment securities	2,287,110	2,151,543
Loans held for investment	4,856,615	4,303,992
Mortgage loans held for sale	40,828	40,861
Total loans	4,897,443	4,344,853
Less allowance for loan losses	74,200	85,339
Net loans	4,823,243	4,259,514
Premises and equipment, net of accumulated depreciation	195,212	179,690
Goodwill	205,574	183,673
Company-owned life insurance	153,821	122,175
Other real estate owned (“OREO”)	13,554	15,504
Accrued interest receivable	27,063	26,450
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,038	13,546
Deferred tax asset, net	4,874	12,154
Core deposit intangibles, net of accumulated amortization	13,282	4,519
Other assets	73,495	61,056
Total assets	$8,609,936	$7,564,651
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,791,364	$1,491,683
Interest bearing	5,214,848	4,642,067
Total deposits	7,006,212	6,133,750
Securities sold under repurchase agreements	502,250	457,437
Accounts payable and accrued expenses	66,164	47,523
Accrued interest payable	5,833	4,963
Long-term debt	38,067	36,917
Other borrowed funds	9	3
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,701,012	6,763,070
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock	323,596	285,535
Retained earnings	587,862	532,087
Accumulated other comprehensive loss, net	(2,534)	(16,041)
Total stockholders’ equity	908,924	801,581
Total liabilities and stockholders’ equity	$8,609,936	$7,564,651
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2014	2013	2012
Interest income:
Interest and fees on loans	$231,469	$220,687	$230,882
Interest and dividends on investment securities:
Taxable	29,900	31,237	36,847
Exempt from federal taxes	4,357	4,728	4,923
Interest on deposits in banks	1,334	992	1,235
Interest on federal funds sold	7	18	13
Total interest income	267,067	257,662	273,900
Interest expense:
Interest on deposits	13,779	15,800	22,306
Interest on securities sold under repurchase agreements	237	294	579
Interest on long-term debt	2,016	1,936	1,981
Interest on preferred stock pending redemption	—	159	131
Interest on subordinated debentures held by subsidiary trusts	2,574	2,506	5,117
Total interest expense	18,606	20,695	30,114
Net interest income	248,461	236,967	243,786
Provision for loan losses	(6,622)	(6,125)	40,750
Net interest income after provision for loan losses	255,083	243,092	203,036
Non-interest income:
Other service charges, commissions and fees	40,742	35,977	34,226
Income from the origination and sale of loans	23,940	34,254	41,790
Wealth management revenues	18,996	17,085	14,314
Service charges on deposit accounts	16,567	16,837	17,412
Investment securities gains, net	61	1	348
Other income	11,095	7,525	6,771
Total non-interest income	111,401	111,679	114,861
Non-interest expense:
Salaries and wages	96,513	94,002	89,833
Employee benefits	30,130	30,338	29,345
Occupancy, net	17,796	16,587	15,786
Furniture and equipment	13,816	12,554	12,859
Outsourced technology services	9,423	9,029	8,826
FDIC insurance premiums	4,608	5,057	6,470
Professional fees	4,882	4,773	4,044
OREO expense, net of income	(272)	2,291	9,400
Mortgage servicing rights amortization	2,361	2,787	3,501
Mortgage servicing rights impairment recovery	(136)	(99)	(771)
Core deposit intangibles amortization	2,251	1,418	1,420
Other expenses	47,480	43,332	45,922
Loss contingency expense	4,000	—	3,000
Acquisition expenses	4,017	—	—
Total non-interest expense	236,869	222,069	229,635
Income before income tax expense	129,615	132,702	88,262
Income tax expense	45,214	46,566	30,038
Net income	84,401	86,136	58,224
Preferred stock dividends	—	—	3,300
Net income available to common shareholders	$84,401	$86,136	$54,924

Basic earnings per common share	$1.89	$1.98	$1.28
Diluted earnings per common share	1.87	1.96	1.27
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2014	2013	2012
Net income	$84,401	$86,136	$58,224
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	21,147	(52,949)	(4,648)
Reclassification adjustment for net gains included in income	(61)	(1)	(348)
Change in unamortized gain (loss) on available-for-sale investment securities transferred into held-to-maturity	(548)	—	56
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	1,731	137	(77)
Other comprehensive income (loss), before tax	22,269	(52,813)	(5,017)
Deferred tax benefit (expense) related to other comprehensive income (loss)	(8,762)	20,781	1,974
Other comprehensive income (loss), net of tax	13,507	(32,032)	(3,043)
Comprehensive income	$97,908	$54,104	$55,181

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$50,000	$266,842	$435,144	$19,034	$771,020
Net income	—	—	58,224	—	58,224
Other comprehensive income, net of tax	—	—	—	(3,043)	(3,043)
Common stock transactions:
18,351 common shares purchased and retired	—	(263)	—	—	(263)
23,991 common shares issued	—	299	—	—	299
122,912 non-vested common shares issued	—	—	—	—	—
15,232 non-vested common shares forfeited or canceled	—	—	—	—	—
192,829 stock options exercised, net of 183,805 shares tendered in payment of option price and income tax withholding amounts	—	1,612	—	—	1,612
Tax benefit of stock-based compensation	—	360	—	—	360
Stock-based compensation expense	—	2,485	—	—	2,485
Preferred stock transactions:
5,000 preferred shares called for redemption	(50,000)	—	—	—	(50,000)
Cash dividends declared:
Common ($0.61 per share)	—	—	(26,208)	—	(26,208)
Preferred (6.75% per share)	—	—	(3,300)	—	(3,300)
Balance at December 31, 2012	—	271,335	463,860	15,991	751,186
Net income	—	—	86,136	—	86,136
Other comprehensive loss, net of tax	—	—	—	(32,032)	(32,032)
Common stock transactions:
25,677 common shares purchased and retired	—	(448)	—	—	(448)
26,096 common shares issued	—	543	—	—	543
120,873 non-vested common shares issued	—	—	—	—	—
30,648 non-vested common shares forfeited or canceled	—	—	—	—	—
774,096 stock options exercised, net of 392,411 shares tendered in payment of option price and income tax withholding amounts	—	9,271	—	—	9,271
Tax benefit of stock-based compensation	—	1,898	—	—	1,898
Stock-based compensation expense	—	2,936	—	—	2,936
Cash dividends declared:
Common ($0.41 per share)	—	—	(17,909)	—	(17,909)
Balance at December 31, 2013	$—	$285,535	$532,087	$(16,041)	$801,581

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$—	$285,535	$532,087	$(16,041)	$801,581
Net income	—	—	84,401	—	84,401
Other comprehensive income, net of tax	—	—	—	13,507	13,507
Common stock transactions:
388,101 common shares purchased and retired	—	(9,739)	—	—	(9,739)
1,402,811 common shares issued	—	36,294	—	—	36,294
148,278 non-vested common shares issued	—	—	—	—	—
29,261 non-vested common shares forfeited or canceled	—	—	—	—	—
499,625 stock options exercised, net of 239,665 shares tendered in payment of option price and income tax withholding amounts	—	6,299	—	—	6,299
Tax benefit of stock-based compensation	—	2,193	—	—	2,193
Stock-based compensation expense	—	3,014	—	—	3,014
Cash dividends declared:
Common ($0.64 per share)	—		(28,626)	—	(28,626)
Balance at December 31, 2014	$—	$323,596	$587,862	$(2,534)	$908,924

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$84,401	$86,136	$58,224
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	(6,622)	(6,125)	40,750
Net gain on disposal of property and equipment	(1,256)	(217)	(424)
Depreciation and amortization	16,855	16,245	17,112
Net premium amortization on investment securities	14,690	14,655	11,700
Net gain on investment securities transactions	(61)	(1)	(348)
Net gain on sale of mortgage loans held for sale	(17,475)	(24,482)	(29,606)
Net gain on sale of OREO	(1,849)	(3,232)	(1,041)
Write-down of OREO and other assets pending disposal	326	3,512	6,724
Mortgage servicing rights impairment recovery	(136)	(99)	(771)
Deferred income tax expense	5,345	11,276	8,762
Net increase in cash surrender value of company-owned life insurance policies	(3,600)	(446)	(1,849)
Stock-based compensation expense	3,014	2,936	2,485
Tax benefits from stock-based compensation	2,193	1,898	360
Excess tax benefits from stock-based compensation	(2,205)	(2,031)	(273)
Originations of loans held for sale	(903,373)	(1,557,288)	(1,197,744)
Proceeds from sale of loans held for sale	923,350	1,603,770	1,209,866
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	470	2,419	3,105
Decrease (increase) in other assets	(6,956)	3,440	4,498
Increase (decrease) in accrued interest payable	286	(1,539)	(1,621)
Increase (decrease) in accounts payable and accrued expenses	13,991	(602)	5,913
Net cash provided by operating activities	121,388	150,225	135,822
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(21,627)	(16,370)	(68,305)
Available-for-sale	(664,821)	(741,579)	(1,246,068)
Proceeds from maturities, paydowns, calls and sales of investment securities:
Held-to-maturity	47,784	19,465	12,192
Available-for-sale	613,930	722,447	1,252,266
Purchase of company-owned life insurance	(15,000)	(45,000)	—
Proceeds from sales of mortgage servicing rights	266	470	907
Extensions of credit to customers, net of repayments	(216,730)	(178,580)	(128,919)
Recoveries of loans charged-off	9,478	11,466	8,116
Proceeds from sales of OREO	12,381	28,397	42,814
Capital contribution to equity method investment	—	—	(900)
Capital distribution from unconsolidated subsidiary	—	—	1,238
Acquisition of bank and bank holding company, net of cash and cash equivalents, received	35,556	—	—
Capital expenditures, net of proceeds from sales	2,941	(5,653)	(14,420)
Net cash used in investing activities	$(195,842)	$(204,937)	$(141,079)

INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2014	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$357,083	$(106,661)	$413,440
Net increase (decrease) in repurchase agreements	43,892	(48,348)	(10,458)
Net increase (decrease) in short-term borrowings	(12,720)	(29)	25
Borrowings of long-term debt	68	—	—
Repayments of long-term debt	(48)	(243)	(40)
Redemption of preferred stock	—	(50,000)	—
Repayment of junior subordinated debentures held by subsidiary trusts	(20,439)	—	(41,238)
Proceeds from issuance of common stock	6,919	9,814	1,911
Common stock issuance costs	(298)	—	—
Excess tax benefits from stock-based compensation	2,205	2,031	273
Purchase and retirement of common stock	(9,739)	(448)	(263)
Dividends paid to common stockholders	(28,626)	(17,909)	(26,208)
Dividends paid to preferred stockholders	—	—	(3,300)
Net cash provided by (used in) financing activities	338,297	(211,793)	334,142
Net increase (decrease) in cash and cash equivalents	263,843	(266,505)	328,885
Cash and cash equivalents at beginning of year	534,827	801,332	472,447
Cash and cash equivalents at end of year	$798,670	$534,827	$801,332

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$26,650	$39,879	$17,540
Cash paid during the year for interest expense	17,736	22,234	31,735

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout Montana, Wyoming and western South Dakota. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2014, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2013 and 2012 to conform to the 2014 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

Equity Method Investments. The Company has investments in real estate joint ventures that are not consolidated because the Company does not own a majority voting interest, control the operations or receive a majority of the losses or earnings of the joint venture. These joint ventures are accounted for using the equity method of accounting whereby the Company initially records its investment at cost (or fair value at the date of acquisition) and then subsequently adjusts the carrying value for the Company’s proportionate share of distributions and earnings or losses of the joint ventures.

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

The Company has equity investments in variable interest Certified Development Entities (“CDEs”) which have received allocations under the New Markets Tax Credits Program. The underlying activities of the CDEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the CDEs is the amount of equity invested and credit extended by the Company. The Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. As the primary beneficiary of these variable interest entities, the Company’s consolidated financial statements include the assets, liabilities, and results of operations of the CDEs. The primary activities of the CDEs are recognized in interest and fees on loans, other non-interest income and long-term debt interest expense on the Company’s statements of operations. Related cash flows are recognized in loans originated, principal collected on loans and advances or repayments of long-term debt.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, fair valuations of investment securities and other financial instruments and the status of loss contingencies.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2014 and 2013, the Company had cash of $631,562 and $392,413, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $7,507 and $1,412 as of December 31, 2014 and 2013, respectively, to reduce service charges for check clearing services.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all amounts due according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the primary source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by anticipated selling costs, is used to measure impairment. The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful or on which interest accrual has been discontinued or that have been renegotiated in a troubled debt restructuring. Interest payments received on impaired loans are applied based on whether they are on accrual or non-accrual status. Interest income recognized by the Company on impaired loans primarily relates to loans modified in troubled debt restructurings that remain on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Loans acquired through the completion of a transfer, including loans acquired in business combinations, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

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

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $40,828 and $40,861 as of December 31, 2014 and 2013, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date, if any.

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

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits. Accumulated core deposit intangibles amortization was $24,652 as of December 31, 2014 and $22,401 as of December 31, 2013. Amortization expense related to core deposit intangibles recorded as of December 31, 2014 is expected to total $3,336, $3,099, $1,825, $1,318, 1,118, and 2,587 in 2015, 2016, 2017, 2018, 2019, and thereafter, respectively.

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

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $102, $616 and $70 were recognized in other non-interest expense in 2014, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $224, $3,512 and $6,724 were recorded in 2014, 2013 and 2012, respectively.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2014, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $16,187 and $10,662, respectively, were included in other assets at cost. As of December 31, 2013, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $13,357 and $7,003, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2014, 2013 or 2012.

Derivatives and Hedging Activities. During 2014, the Company entered into derivative interest rate swap agreements as part of its interest rate risk management strategy. The interest rate swaps are recognized as assets or liabilities on the Company's balance sheet at fair value. Fair value estimations are obtained from third parties and are based on pricing models. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships. As such, all changes in the fair value of the Company’s derivatives are recognized directly in earnings. As of December 31, 2014, interest rate swap derivative assets of $61 were included in other assets and interest rate swap derivative liabilities of $59 were included in other liabilities on the Company's consolidated balance sheet. During 2014, the Company recorded insignificant amounts of non-interest income related to changes in the fair value of derivatives. The Company does not enter into derivative agreements for trading or speculative purposes.

Income from Fiduciary Activities. Consistent with industry practice, income for trust services is recognized on the basis of cash received. However, use of this method in lieu of accrual basis accounting does not materially affect reported earnings.

Earnings Per Common Share. Basic and diluted earnings per common share are calculated using a two-class method. Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Participating securities include non-vested time restricted stock awards and non-vested performance restricted stock awards granted prior to 2014. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011. The Company had no accrued interest or penalties as of December 31, 2014, 2013 or 2012.

Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities, changes in the unamortized gain or loss on available-for-sale investment securities transferred to held-to-maturity and changes in net actuarial gains and losses on defined benefit post-retirement benefits plans.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,734, $3,532, and $3,555 in 2014, 2013 and 2012, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $3,014, $2,936 and $2,485 for the years ended December 31, 2014, 2013 and 2012, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2014, 2013 and 2012 were $1,153, $1,122 and $950, respectively. All compensation cost for stock-based awards is expensed at the Parent Company.

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

On February 10, 2014, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Mountain West Financial Corp ("MWFC"), a Montana-based bank holding company that operated one wholly-owned subsidiary bank, Mountain West Bank, NA ("MWB"), with branches located in five of the Company's current market areas in Montana. The acquisition was completed on July 31, 2014, and the Company merged MWB with its existing bank subsidiary, First Interstate Bank ("FIB"), on October 17, 2014. The acquisition allowed the Company to gain market share in several of its current market areas. The Company also benefited from cost savings related to the merger of MWB with FIB.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Under the terms of the agreement and plan of merger, each outstanding share of Mountain West common stock was canceled and converted into the right to receive 0.2552 shares of the Company's Class A common stock plus $7.125 in cash, or, at the stockholder's election, an amount in all cash or all stock intended to be substantially equal in value to the combination of stock and cash merger consideration described above. Consideration for the acquisition of $74,451 consisted of cash of $38,479 and the issuance of 1,378,230 shares of the Company's Class A common stock valued at $26.10 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was accounted for using the acquisition method with the cash portion of the purchase price funded from cash on hand. In conjunction with the acquisition, the Company recognized acquisition costs of $4,017.

The assets and liabilities of MWFC were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of MWFC and the Company. This acquisition was accounted for as a tax-free exchange; therefore, goodwill recorded in conjunction with this acquisition is not deductible for income tax purposes.

The following table summarizes the consideration paid, fair values of MWFC assets acquired and liabilities assumed and the resulting goodwill. The amount reported below for net deferred tax asset is provisional pending completion of the Company's review of tax items.

	As Recorded	Fair Value		As Recorded
As of July 31, 2014	by MWFC	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$74,035	$—		$74,035
Investment securities	104,945	(34)	(1)	104,911
Loans	378,558	(18,286)	(2)	360,272
Allowance for loan losses	(11,598)	11,598	(3)	—
Premises and equipment	35,283	(5,847)	(4)	29,436
Company-owned life insurance	13,046	—		13,046
Deferred tax asset, net	6,491	1,135	(5)	7,626
Core deposit intangible	—	11,014	(6)	11,014
Other assets	16,559	(5,300)	(7)	11,259
Total assets acquired	617,319	(5,720)		611,599

Liabilities assumed:
Deposits	515,538	(159)	(8)	515,379
Other liabilities	20,501	2,730	(9)	23,231
Subordinated debentures held by subsidiary trusts	20,439	—	(10)	20,439
Total liabilities assumed	556,478	2,571		559,049

Net assets acquired	$60,841	$(8,291)		52,550

Consideration paid:
Cash				38,479
Class A common stock				35,972
Total consideration				74,451

Goodwill				$21,901

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
(7)
Adjustment consists of a reduction in the value of equity method investments, accrued interest receivable and accrued net income taxes receivable, and the write-off of pre-existing goodwill and computer software costs.

(8)	Decrease in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition.
(9)
Adjustment represents increases in the book values of other liabilities to their estimated fair values at the acquisition date. The adjustment primarily consists of a $2,000 increase to an acquired operating lease obligation and a $473 increase to Federal Home Loan Bank borrowings based upon interest interest rates of similar obligations with similar characteristics on the date of acquisition.

(10)
Recorded value of junior subordinated debentures held by subsidiary trusts approximated fair value as of the acquisition date due to the short-term nature of the instruments. These debentures were redeemed at par value in December 2014.

Fair values of assets acquired and liabilities assumed as part of the MWFC acquisition were estimated using relevant market information and significant other inputs and generally fall within Levels 2 and 3 of the fair value hierarchy.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Information regarding acquired credit-impaired loans as of the July 31, 2014 acquisition date is as follows:

Contractually required principal and interest payments	$112,882
Contractual cash flows not expected to be collected ("non-accretable discount")	74,760
Cash flows expected to be collected	38,122
Interest component of cash flows expected to be collected ("accretable discount")	5,233
Fair value of acquired credit-impaired loans	$32,889
Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$445,345
Contractual cash flows not expected to be collected	(15,090)
Fair value at acquisition	327,383

The accompanying consolidated statements of income include the results of operations of the acquired entity from the July 31, 2014 acquisition date. Operations of the acquired entity were immediately integrated with the Company's operations and the acquired bank was merged with the Company's existing banking subsidiary in October 2014. Post-acquisition revenues and net income of the acquired entity were not captured separately subsequent to the merger. As such, the Company has determined it is not practical to report the post-acquisition date revenues and net income of the acquired entity that were included in the Company's consolidated income statement for the year ended December 31, 2014.

The following table presents unaudited pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2013.

Year ended December 31, (unaudited)	2014	2013
Interest income	$280,102	$280,455
Non-interest income	114,984	120,005
Total revenues	$395,086	$400,460

Net income	$87,129	$84,264

The unaudited pro forma net income presented in the table above for 2014 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans, stock option cancellation fees and legal and professional expenses, of $5,052, net of tax. Pro forma net income presented in the table above for 2013 was adjusted to include the aforementioned acquisition-related costs. The unaudited pro forma net income presented in the table above for 2014 and 2013 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. No adjustments were made for operating costs savings and other business synergies expected as a result of the acquisition, or accretion or amortization of fair value adjustments other than core deposit intangible assets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$725,408	$895	$(5,370)	$720,933
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	982,764	11,526	(3,624)	990,666
Private mortgage-backed securities	322	5	(2)	325
Total	$1,708,494	$12,426	$(8,996)	$1,711,924

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$188,941	$5,949	$(386)	$194,504
Corporate securities	32,565	54	(75)	32,544
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	353,176	5,563	(1,758)	356,981
Other investments	504	—	—	504
Total	$575,186	$11,566	$(2,219)	$584,533

Gross gains of $274 and gross losses of $213 were realized on the disposition of available-for-sale securities in 2014.

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$774,055	$1,432	$(12,249)	$763,238
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,197,295	11,905	(25,147)	1,184,053
Private mortgage-backed securities	407	9	(1)	415
Total	$1,971,757	$13,346	$(37,397)	$1,947,706

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$185,818	$4,043	$(2,049)	$187,812
Corporate securities	18,019	103	(8)	$18,114
Total	$203,837	$4,146	$(2,057)	$205,926

Gross gains of $49 and $351 were realized on the disposition of available-for-sale securities in 2013 and 2012, respectively. Gross losses of $48 and $3 were realized on the disposition of available-for-sale securities in 2013 and 2012, respectively.

As of December 31, 2014, the Company had general obligation securities with amortized costs of $131,845 included in state, county and municipal securities, of which $68,927 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

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

The following table shows the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013.

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$135,888	$(702)	$309,283	$(4,668)	$445,171	$(5,370)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	219,214	(887)	151,380	(2,737)	370,594	(3,624)
Private mortgage-backed securities	—	—	90	(2)	90	(2)
Total	$355,102	$(1,589)	$460,753	$(7,407)	$815,855	$(8,996)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$7,979	$(13)	$20,097	$(373)	$28,076	$(386)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	61,201	(1,758)	—	—	61,201	(1,758)
Corporate securities	14,755	(75)	—	—	14,755	(75)
Total	$83,935	$(1,846)	$20,097	$(373)	$104,032	$(2,219)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$458,385	$(10,355)	$59,362	$(1,894)	$517,747	$(12,249)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	634,199	(17,273)	166,930	(7,874)	801,129	(25,147)
Private mortgage-backed securities	—	—	104	(1)	104	(1)
Total	$1,092,584	$(27,628)	$226,396	$(9,769)	$1,318,980	$(37,397)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$37,550	$(1,319)	$14,296	$(730)	$51,846	$(2,049)
Corporate securities	7,294	(8)	—	—	7,294	(8)
Total	$44,844	$(1,327)	$14,296	$(730)	$59,140	$(2,057)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2014, the Company had 154 individual investment securities that were in an unrealized loss position. As of December 31, 2013, the Company had 229 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2014 and 2013 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2014, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any such securities before a recovery in cost. No impairment losses were recorded during 2014, 2013 or 2012.

Maturities of investment securities at December 31, 2014 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2014	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$252,677	$254,560	$85,751	$86,983
After one year but within five years	1,218,143	1,219,799	283,000	286,783
After five years but within ten years	188,520	188,015	150,601	153,287
After ten years	49,154	49,550	55,834	57,480
Total	$1,708,494	$1,711,924	$575,186	$584,533

At December 31, 2014, the Company had investment securities callable within one year with amortized costs and estimated fair values of $176,023 and $175,892, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

At December 31, 2014, the Company had callable structured notes with amortized costs and estimated fair values of $29,995 and $30,012, respectively. These callable structured notes, which are classified as available-for-sale and included in the after one year but within five years category in the table above, have fixed interest rates that increase at various intervals as market rates increase.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2014 and 2013, the Company had variable rate mortgage-backed securities with amortized costs of $40,666 and $46,315, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2014, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Investment securities with amortized cost of $1,351,787 and $1,288,750 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2014 and 2013 was $1,356,341 and $1,278,663, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2014	2013
Real estate loans:
Commercial	$1,639,422	$1,449,174
Construction:
Land acquisition & development	220,443	205,911
Residential	96,580	76,488
Commercial	101,246	69,236
Total construction loans	418,269	351,635
Residential	999,903	867,912
Agricultural	167,659	173,534
Total real estate loans	3,225,253	2,842,255
Consumer:
Indirect consumer	552,863	476,012
Other consumer	144,141	133,039
Credit card	65,467	62,536
Total consumer loans	762,471	671,587
Commercial	740,073	676,544
Agricultural	124,859	111,872
Other, including overdrafts	3,959	1,734
Loans held for investment	4,856,615	4,303,992
Mortgage loans held for sale	40,828	40,861
Total loans	$4,897,443	$4,344,853

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $298,692 and $272,415 as of December 31, 2014 and 2013, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

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

Included in the loan table above, are loans acquired in business combinations including certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of December 31, 2014 and 2013.

December 31,	2014	2013

Outstanding balance	$41,910	$—

Carrying value
Loans on accrual status	31,870	—
Loans on non-accrual status	—	—
Total carrying value	$31,870	$—

The following table summarizes changes in the accretable yield for loans acquired credit impaired for year ended December 31, 2014 and 2013:

Year Ended December 31,	2014	2013

Beginning balance	$—	$—
Acquisition	5,233	—
Accretion income	(735)	—
Reductions due to exit events	(201)	—
Reclassifications from (to) nonaccretable differences	1,484	—
Ending balance	$5,781	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2014	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,692	$1,609	$331	$6,632	$1,605,421	$27,369	$1,639,422
Construction:
Land acquisition & development	839	383	—	1,222	210,969	8,252	220,443
Residential	—	475	—	475	95,833	272	96,580
Commercial	100	—	—	100	98,582	2,564	101,246
Total construction loans	939	858	—	1,797	405,384	11,088	418,269
Residential	6,969	645	1,762	9,376	987,735	2,792	999,903
Agricultural	1,624	236	—	1,860	158,957	6,842	167,659
Total real estate loans	14,224	3,348	2,093	19,665	3,157,497	48,091	3,225,253
Consumer:
Indirect consumer	3,235	482	6	3,723	548,757	383	552,863
Other consumer	988	140	32	1,160	142,432	549	144,141
Credit card	369	284	315	968	64,484	15	65,467
Total consumer loans	4,592	906	353	5,851	755,673	947	762,471
Commercial	3,659	994	147	4,800	722,575	12,698	740,073
Agricultural	1,125	—	—	1,125	123,288	446	124,859
Other, including overdrafts	—	—	—	—	3,959	—	3,959
Loans held for investment	23,600	5,248	2,593	31,441	4,762,992	62,182	4,856,615
Mortgage loans originated for sale	—	—	—	—	40,828	—	40,828
Total loans	$23,600	$5,248	$2,593	$31,441	$4,803,820	$62,182	$4,897,443

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

Acquired loans that meet the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have approximated $3,970, $4,630 and $8,537 during the years ended December 31, 2014, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2014
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

	December 31, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$84,300	$39,049	$34,774	$73,823	$4,112
Construction:
Land acquisition & development	28,558	15,891	7,173	23,064	1,457
Residential	3,018	1,976	710	2,686	251
Commercial	10,447	7,785	340	8,125	69
Total construction loans	42,023	25,652	8,223	33,875	1,777
Residential	13,271	6,152	4,495	10,647	1,677
Agricultural	5,559	1,834	3,227	5,061	784
Total real estate loans	145,153	72,687	50,719	123,406	8,350
Commercial	12,770	9,036	3,206	12,242	1,919
Agricultural	589	509	28	537	28
Total	$158,512	$82,232	$53,953	$136,185	$10,297

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate:
Commercial	$54,701	$876	$66,330	$1,092	$78,670	$1,339
Construction:
Land acquisition & development	13,056	43	19,523	487	44,457	110
Residential	822	—	1,893	—	8,431	4
Commercial	1,529	8	3,936	4	16,401	—
Total construction loans	15,407	51	25,352	491	69,289	114
Residential	4,537	5	8,104	17	13,703	26
Agricultural	8,774	78	8,230	8	6,936	41
Total real estate loans	83,419	1,010	108,016	1,608	168,598	1,520
Commercial	13,789	50	15,047	68	15,741	84
Agricultural	447	23	313	16	942	27
Total	$97,655	$1,083	$123,376	$1,692	$185,281	$1,631

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2014, 2013 and 2012 would have been approximately $4,951, $5,786 and $8,463, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $44,227 as of December 31, 2014, of which $23,275 were included in non-accrual loans and $20,952 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $59,792 as of December 31, 2013, of which $38,011 were included in non-accrual loans and $21,781 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	13	$4,753	$672	$84	$1,047	$6,556
Residential	1	—	—	—	15	15
Total real estate loans	14	4,753	672	84	1,062	6,571
Consumer	1	—	113	—	—	113
Commercial	5	476	—	—	30	506
Total	20	$5,229	$785	$84	$1,092	$7,190

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	19	$543	$1,378	$11,420	$2,310	$15,651
Construction:
Land acquisition & development	8	528	7,308	1,952	—	9,788
Residential	3	—	408	411	—	819
Total construction loans	11	528	7,716	2,363	—	10,607
Residential	5	—	708	—	79	787
Agriculture	1	—	—	188	—	188
Total real estate loans	36	1,071	9,802	13,971	2,389	27,233
Consumer	1	—	—	27	—	27
Commercial	6	613	178	265	87	1,143
Total	43	$1,684	$9,980	$14,263	$2,476	$28,403

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2012		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	16	$—	$959	$4,504	$8,611	$14,074
Construction:
Commercial	1	—	—	—	3,155	3,155
Land acquisition & development	5	—	1,000	1,757	623	3,380
Residential	2	—	280	233	—	513
Total construction loans	8	—	1,280	1,990	3,778	7,048
Residential	2	568	25	—	—	593
Agriculture	1	—	154	—	—	154
Total real estate loans	27	568	2,418	6,494	12,389	21,869
Consumer	1	—	69	—	—	69
Commercial	10	387	217	—	218	822
Total	38	$955	$2,704	$6,494	$12,607	$22,760

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2014, 2013 or 2012.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. As of December 31, 2014, 2013 and 2012, loans modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period were not significant. As of December 31, 2014, and 2013, all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2014, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84,533	$83,448	$15,246	$183,227
Construction:
Land acquisition & development	11,826	15,016	2,507	29,349
Residential	2,029	2,666	—	4,695
Commercial	39	253	2,442	2,734
Total construction loans	13,894	17,935	4,949	36,778
Residential	10,473	10,848	1,121	22,442
Agricultural	10,122	12,328	612	23,062
Total real estate loans	119,022	124,559	21,928	265,509
Consumer:
Indirect consumer	916	1,590	121	2,627
Other consumer	553	1,085	432	2,070
Credit card	—	348	1,263	1,611
Total consumer loans	1,469	3,023	1,816	6,308
Commercial	25,766	32,433	10,273	68,472
Agricultural	7,827	3,660	837	12,324
Total	$154,084	$163,675	$34,854	$352,613

As of December 31, 2013	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,747	$86,426	$24,840	$191,013
Construction:
Land acquisition & development	13,211	19,677	7,329	40,217
Residential	1,859	1,649	277	3,785
Commercial	—	409	84	493
Total construction loans	15,070	21,735	7,690	44,495
Residential	7,500	7,188	4,184	18,872
Agricultural	13,597	10,245	2,370	26,212
Total real estate loans	115,914	125,594	39,084	280,592
Consumer:
Indirect consumer	875	1,524	115	2,514
Other consumer	573	969	268	1,810
Credit card	—	392	2,010	2,402
Total consumer loans	1,448	2,885	2,393	6,726
Commercial	33,318	23,833	3,745	60,896
Agricultural	8,401	1,788	86	10,275
Total	$159,081	$154,100	$45,308	$358,489

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

(5)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged (credited) to operating expense	(10,348)	1,382	1,809	535	—	(6,622)
Less loans charged-off	(3,014)	(4,887)	(6,030)	(64)	—	(13,995)
Add back recoveries of loans previously charged-off	3,323	2,347	3,781	27	—	9,478
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Individually evaluated for impairment	$3,961	$—	$1,190	$641	$—	$5,792
Collectively evaluated for impairment	49,923	5,035	13,117	333	—	68,408
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Total loans:
Individually evaluated for impairment	$62,775	$—	$14,526	$1,179	$—	$78,480
Collectively evaluated for impairment	3,203,306	762,471	725,547	123,680	3,959	4,818,963
Total loans	$3,266,081	$762,471	$740,073	$124,859	$3,959	$4,897,443

Year ended December 31, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,141	$17,085	$503	$—	$100,511
Provision charged (credited) to operating expense	(7,722)	1,605	41	(49)	—	(6,125)
Less loans charged-off	(10,224)	(4,612)	(5,672)	(5)	—	(20,513)
Add back recoveries of loans previously charged-off	6,087	2,059	3,293	27	—	11,466
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Individually evaluated for impairment	$7,339	$—	$1,504	$86	$—	$8,929
Collectively evaluated for impairment	56,584	6,193	13,243	390	—	76,410
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Total loans:
Individually evaluated for impairment	$96,862	$—	$13,585	$125	$—	$110,572
Collectively evaluated for impairment	2,786,254	671,587	662,959	111,747	1,734	4,234,281
Total loans	$2,883,116	$671,587	$676,544	$111,872	$1,734	$4,344,853

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2012	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$87,396	$8,594	$15,325	$1,266	$—	$112,581
Provision charged (credited) to operating expense	28,651	1,922	10,845	(668)	—	40,750
Less loans charged-off	(43,506)	(5,320)	(11,990)	(120)	—	(60,936)
Add back recoveries of loans previously charged-off	3,241	1,945	2,905	25	—	8,116
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Individually evaluated for impairment	$8,350	$—	$1,919	$28	$—	$10,297
Collectively evaluated for impairment	67,432	7,141	15,166	475	—	90,214
Ending balance	$75,782	$7,141	$17,085	$503	$—	$100,511

Total loans:
Individually evaluated for impairment	$123,406	$—	$12,242	$537	$—	$136,185
Collectively evaluated for impairment	2,660,420	636,794	676,511	113,090	912	4,087,727
Total loans	$2,783,826	$636,794	$688,753	$113,627	$912	$4,223,912

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of December 31, 2014, the Company's allowance for loans losses included $287 related to acquired credit impaired loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2014	2013
Land	$40,620	$37,581
Buildings and improvements	209,328	196,950
Furniture and equipment	74,959	68,870
	324,907	303,401
Less accumulated depreciation	(129,695)	(123,711)
Premises and equipment, net	$195,212	$179,690

The Parent Company and a FIB branch office lease premises from an affiliated partnership. See Note 16—Commitments and Contingencies.

(7)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2014	2013
Key executive, principal shareholder	$3,798	$3,660
Key executive split dollar	4,707	4,628
Group life	145,316	113,887
Total	$153,821	$122,175

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3,798 and $3,660 at December 31, 2014 and 2013, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,707 and $4,628 at December 31, 2014 and 2013, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $132,111 and $113,887 at December 31, 2014 and 2013, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured's designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured's designated beneficiary if the insured is employed by the Company at the time of death.

The Company obtained group life insurance policies covering certain key employees of MWB as part of the MWFC acquisition. The net cash surrender value of these policies was $13,205 at December 31, 2014. Under these policies, the Company receives all benefits payable upon death of the insured.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$15,504	$32,571	$37,452
Acquisitions	3,608	—	—
Additions	5,198	11,545	43,541
Capitalized improvements	—	65	75
Valuation adjustments	(224)	(3,512)	(6,724)
Dispositions	(10,532)	(25,165)	(41,773)
Balance at end of year	$13,554	$15,504	$32,571

Write-downs of $224 during 2014 included adjustments of $93 directly related to receipt of updated appraisals and adjustments of $131 based on other sources, including management estimates of the current fair value of properties. Write-downs of $3,512 during 2013 included adjustments of $1,083 directly related to receipt of updated appraisals and adjustments of $2,429 based on other sources, including management estimates of the current fair value of properties. Write-downs of $6,724 during 2012 included adjustments of $702 directly related to receipt of updated appraisals and adjustments of $6,022 based on other sources, including management estimates of the current fair value of properties.

(9)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$14,018	$13,224	$13,450
Sales of mortgage servicing rights	—	—	(735)
Originations of mortgage servicing rights	2,717	3,581	4,563
Amortization expense	(2,361)	(2,787)	(3,501)
Write-off of permanent impairment	—	—	(553)
Balance at end of year	14,374	14,018	13,224
Less valuation reserve	(336)	(472)	(571)
Balance at end of year	$14,038	$13,546	$12,653

Principal balance of serviced loans underlying mortgage servicing rights	$2,615,311	$2,416,621	$2,146,351
Mortgage servicing rights as a percentage of serviced loans	0.54%	0.56%	0.59%

At December 31, 2014, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $21,434 and 6.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.5% to 21.0% and monthly prepayment speeds ranging from 0.6% to 2.4% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $136, $99 and $771 in 2014, 2013 and 2012, respectively. Permanent impairment of $553 was charged against the carrying value of mortgage servicing rights in 2012. No permanent impairment was recorded in 2014 or 2013.

During 2012, the Company sold mortgage servicing rights with carrying values aggregating $735. A gain of $19 on the sale was recorded as other income. In conjunction with the sale, the Company entered into an agreement with the purchaser whereby the Company continues to sub-service the loans underlying the sold mortgage servicing rights.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(10)	DEPOSITS

Deposits are summarized as follows:

December 31,	2014	2013
Non-interest bearing demand	$1,791,364	$1,491,683
Interest bearing:
Demand	2,133,273	1,848,806
Savings	1,843,355	1,602,544
Time, $100 and over	520,125	492,051
Time, other	718,095	698,666
Total interest bearing	5,214,848	4,642,067
Total deposits	$7,006,212	$6,133,750

The Company had no brokered time deposits as of December 31, 2014 and 2013.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $40,491 and $51,526 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had time deposits of $228,410 and $207,504, respectively, that met or exceeded the FDIC insurance limit of $250.

Maturities of time deposits at December 31, 2014 are as follows:

	Time, $100 and Over	Total Time
2015	$337,404	$803,986
2016	90,509	209,192
2017	58,387	127,367
2018	20,971	62,084
2019	12,854	35,577
Thereafter	—	14
Total	$520,125	$1,238,220

Interest expense on time deposits of $100 or more was $4,003, $4,880 and $6,951 for the years ended December 31, 2014, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(11)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2014	2013
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly (rate of 2.24% at December 31, 2014)	15,000	15,000
4.86% note payable to FHLB, maturing October 31, 2015	225	225
8.00% capital lease obligation with term ending October 25, 2029	1,643	1,692
6.24% note payable maturing September 2032, principal due at maturity, interest payable monthly	1,199	—
Total long-term debt	$38,067	$36,917

Maturities of long-term debt at December 31, 2014 are as follows:
2015	$285
2016	65
2017	71
2018	35,077
2019	83
Thereafter	2,486
Total	$38,067

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company may elect at various dates either prime or LIBOR plus 2.00%. The interest rate on the subordinated term loan was 2.24% as of December 31, 2014. The unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

The note payable to FHLB is secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans. The Company has available lines of credit with the FHLB of approximately $701,768, subject to collateral availability. As of December 31, 2014 and 2013, FHLB advances of $225 were included in long-term debt. As of December 31, 2014 and 2013 there were no short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,643 and $1,692 as of December 31, 2014 and 2013, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

In conjunction with the MWFC acquisition, the Company assumed a 6.24% fixed rate note payable maturing in September, 2032, with interest payable monthly and principal due at maturity. The balance of the obligation was $1,199 as of December 31, 2014.

The Company had other borrowed funds of $9 and $3 as of December 31, 2014 and 2013, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company has federal funds lines of credit with third parties amounting to $115,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $364,205 secured by a blanket pledge of indirect consumer loans.

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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2014	2013
October 2007	January 1, 2038	$10,310	$10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$82,477	$82,477

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2014 the interest rate on the Subordinated Debentures was 2.49%.

In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2014, the interest rate on the Subordinated Debentures was 2.99%.

In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2014, the interest rate on the Subordinated Debentures was 2.64%.

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2014 the interest rate on the Subordinated Debentures was 2.94%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2014 the interest rate on the Subordinated Debentures was 2.99%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2014, the interest rate on the Subordinated Debentures was 2.99%.

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

In conjunction with the acquisition of MWFC on July 31, 2014, the Company acquired two business trusts, Mountain West Statutory Trust III and Mountain West Statutory Trust IV (collectively, the “Mountain West Trusts”). The Mountain West Trusts were formed for the exclusive purpose of issuing an aggregate of $19,825 of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Mountain West Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $614 of common equity securities to MWFC. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Mountain West Subordinated Debentures”) issued by the MWFC.

On December 15, 2014, the Company redeemed $14,433 of Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 1.85% per annum. The redemption price of $14,433 was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. The redemption of the Mountain West Subordinated Debentures caused a mandatory redemption of $14,000 of Mountain West trust Preferred Securities and $433 of common equity securities.

On December 26, 2014, the Company redeemed $6,006 of Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 3.10% per annum. The redemption price of $6,006 was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. The redemption of the Mountain West Subordinated Debentures caused a mandatory redemption of $5,825 of Mountain West Trust Preferred Securities and $181 of common equity securities.

(13)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

The Company's authorized common stock consists of 200,000,000 shares, of which, 100,000,000 shares are designated as Class A common stock and 100,000,000 are designated as Class B common stock. The Class A common stock has one vote per share. The Class B common stock has five votes per share and is convertible to Class A common stock on a share-for-share basis at any time.

The Company had 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock outstanding as of December 31, 2014. The Company had 19,868,018 shares of Class A common stock and 24,287,045 shares of Class B common stock outstanding as of December 31, 2013.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On July 31, 2014, the Company issued 1,378,230 shares of its Class A common stock with an aggregate value of $35,972 as partial consideration for the acquisition of MWFC. In addition, the Company issued 24,581 shares of its Class A common stock with an aggregate value of $620 to directors for their service on the Company's board of directors during 2014. The Company issued 26,096 shares of its Class A common stock with an aggregate value of $543 to directors for their service on the Company's board of directors during 2013.

During 2014, the Company repurchased and retired 362,121 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $9,078, or a weighted average price of $25.07 per share. The repurchases were made pursuant to a stock repurchase program approved by the Company's Board of Directors. All other stock repurchases during 2014 and 2013 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2014	2013	2012
Net income	$84,401	$86,136	$58,224
Less preferred stock dividends	—	—	3,300
Net income available to common shareholders, basic and diluted	$84,401	$86,136	$54,924

Weighted average common shares outstanding for basic earnings per share computation	44,615,060	43,566,681	42,965,987
Dilutive effects of stock-based compensation	595,501	477,921	126,991
Weighted average common shares outstanding for diluted earnings per common share computation	45,210,561	44,044,602	43,092,978

Basic earnings per common share	$1.89	$1.98	$1.28
Diluted earnings per common share	1.87	1.96	1.27

The Company had 5,000, 21,372 and 2,427,823 stock options outstanding as of December 31, 2014, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 88,797, 37,734 and 41,240 shares of unvested restricted stock as of December 31, 2014, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(15)	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2014, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2014 and 2013 are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital:
Consolidated	$897,769	16.2%	$444,685	8.0%	NA	NA
FIB	832,907	15.1	442,468	8.0	$553,085	10.0%
Tier 1 risk-based capital:
Consolidated	807,229	14.5	222,343	4.0	NA	NA
FIB	754,708	13.7	221,234	4.0	$331,851	6.0
Leverage capital ratio:
Consolidated	807,229	9.6	335,897	4.0	NA	NA
FIB	754,708	9.2	330,006	4.0	$412,507	5.0

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total risk-based capital:
Consolidated	$829,443	16.7%	$396,210	8.0%	NA	NA
FIB	723,955	14.7	394,038	8.0	$492,548	10.0%
Tier 1 risk-based capital:
Consolidated	739,246	14.9	198,105	4.0	NA	NA
FIB	650,093	13.2	197,019	4.0	$295,529	6.0
Leverage capital ratio:
Consolidated	739,246	10.1	293,414	4.0	NA	NA
FIB	650,093	8.9	292,199	4.0	$365,248	5.0

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act . The revised regulatory capital framework (the "Basel III Capital Rules") substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules are effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(16)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

FIB was a defendant in a lender liability lawsuit, Kelly Logging Inc. v. First Interstate Bank (the “case"), which was tried in in the Montana Fourth Judicial District, Missoula County in Missoula, Montana (the “court") in August, 2014. On August 14, 2014, a jury awarded damages to Kelly Logging of $17,047, which included $287 in compensatory damages and $16,760 in punitive damages. On October 1, 2014, a non-final judgment was entered in this matter in the amount of $17,047 plus reasonable attorney fees and interest. The non-final judgment is subject to the court's mandatory review of the jury's punitive damages award. The court held oral argument on the punitive damages award and an evidentiary hearing on Kelly Logging's attorneys' fees and costs. No decisions on the punitive damages award or Kelly Logging’s fees and costs have been rendered but FIB's other post-trial motions have been deemed denied for failure of the court to rule on them within the time allowed by the Montana Rules of Civil Procedure.

The Company intends to continue to defend itself vigorously in this litigation and believes it has valid bases in law and fact to appeal the verdict. The Montana Supreme Court has previously reduced an excessive punitive damage award to an amount within the upper limit of the federal due process guidelines and such guidelines are expected to be applied by the court and, if necessary, by the Montana Supreme Court in this case. Although the Company believes it has meritorious defenses and appellate issues for this litigation, these proceedings are subject to many uncertainties and, given their complexity and scope, the final outcome cannot be predicted and could have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. During 2014, the Company accrued $4,000 of litigation-related loss contingency expense, which takes into consideration the federal due process guidelines related to punitive damage awards and reasonable estimates of the plaintiff's attorneys fees and interest.

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Other Committments:

The Company had commitments under construction contracts of $4,047 as of December 31, 2014.

The Company had commitments to purchase available-for-sale residential mortgage-backed investment securities of $16,840 as of December 31, 2014.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by a partnership in which FIB is one of two partners, and has a 50% partnership interest.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,190 in 2014, $1,403 in 2013 and $1,423 in 2012.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2014, are as follows:

	Third Parties	Related Partnership	Total
For the year ending December 31:
2015	$2,132	$676	$2,808
2016	2,236	676	2,912
2017	1,728	499	2,227
2018	1,537	188	1,725
2019	1,487	—	1,487
Thereafter	9,941	—	9,941
Total	$19,061	$2,039	$21,100

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $4,486 and $5,871 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2014 and 2013, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2014, 2013 and 2012. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,415,119 at December 31, 2014, which included $476,752 on unused credit card lines and $363,609 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,238,269 at December 31, 2013, which included $401,021 on unused credit card lines and $304,789 with commitment maturities beyond one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2014 and 2013, the Company had outstanding stand-by letters of credit of $58,950 and $53,508, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(18)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2014	2013	2012
Current:
Federal	$34,941	$30,757	$18,458
State	4,928	4,533	2,818
Total current	39,869	35,290	21,276
Deferred:
Federal	4,870	10,056	7,697
State	475	1,220	1,065
Total deferred	5,345	11,276	8,762
Total income tax expense	$45,214	$46,566	$30,038

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2014, 2013 and 2012 to income before income taxes as a result of the following:

Year ended December 31,	2014	2013	2012
Tax expense at the statutory tax rate	$45,365	$46,446	$30,892
Increase (decrease) in tax resulting from:
Tax-exempt income	(4,255)	(3,620)	(3,498)
State income tax, net of federal income tax benefit	3,541	3,741	2,524
Other, net	563	(1)	120
Tax expense at effective tax rate	$45,214	$46,566	$30,038

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2014	2013
Deferred tax assets:
Loans, principally due to allowance for loan losses	$28,506	$30,903
Lease Costs	719	—
Loss Contingencies	1,785	—
Loan Discount	7,022	—
Investment securities, unrealized losses	2,728	9,473
Employee benefits	8,256	6,813
Other real estate owned write-downs and carrying costs	2,536	4,731
Deferred gain on sale of subsidiary	253	484
Deferred revenue on contract	481	545
Other	760	299
Deferred tax assets	53,046	53,248
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(569)	(4,227)
Investment securities, unrealized gains	(1,351)	—
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,053)	(700)
Prepaid amounts	(1,385)	(1,247)
Government agency stock dividends	(2,407)	(1,965)
Goodwill and core deposit intangibles	(36,732)	(28,167)
Mortgage servicing rights	(4,144)	(4,337)
Other	(531)	(451)
Deferred tax liabilities	(48,172)	(41,094)
Net deferred tax assets	$4,874	$12,154

The Company had a current net income tax payable of $4,693 at December 31, 2014 and income tax receivable of $2,968 at December 31, 2013, which are included in accounts payable and accrued expenses.

(19)	STOCK-BASED COMPENSATION

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

The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to May 2006. All shares of common stock available for future grant under the Previous Plans were transferred into the 2006 Plan. At December 31, 2014, there were 783,007 common shares available for future grant under the 2006 Plan. All awards granted subsequent to March 29, 2010 are for shares of Class A common stock. All awards granted prior to March 29, 2010 are for shares of Class B common stock.

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

Compensation expense related to stock option awards of $905, $1,390 and $1,276 was included in benefits on the Company’s consolidated income statements for the years ended December 31, 2014, 2013 and 2012, respectively. Related income tax benefits recognized for the years ended December 31, 2014, 2013 and 2012 were $346, $531 and $488, respectively.

The weighted average grant date fair value of options granted was $3.54 and $4.06 during the years ended December 31, 2013 and 2012, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No stock option awards were granted in 2014. The following table presents the weighted-average assumptions used in the option pricing model for the periods indicated:

Years ended December 31,	2013	2012
Expected volatility	30.61%	37.46%
Expected dividend yield	3.00%	3.35%
Risk-free interest rate	0.88%	1.99%
Expected life of options (in years)	5.52	7.85

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Beginning in 2013, the Company used its own historical volatility of common stock for the expected volatility assumption. Prior to that and subsequent to the Company's initial public offering ("IPO"), which concluded on March 29, 2010, the Company expected the historical volatility of its common stock would not be indicative of future volatility. As such, in 2012 the Company estimated expected volatility based on the share price volatility of a peer group of publicly-traded regional banks of similar size and performance as the Company over the expected life of options.

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	2,523,593	$17.20
Granted	—	—
Exercised	(739,290)	17.73
Forfeited	(5,893)	12.85
Expired	(30,378)	16.20
Outstanding options, end of year	1,748,032	$17.01	4.43 years
Outstanding options exercisable, end of year	1,393,010	$17.15	4.12 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2014 was $14,879. The total intrinsic value of options exercised was $7,363, $7,108 and $1,158 during the years ended December 31, 2014, 2013 and 2012, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $2,594, $1,963 and $397 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company received cash of $6,299, $9,271 and $1,612 from stock option exercises during the years ended December 31, 2014, 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company redeemed common stock with aggregate values of $6,829, $8,721 and $2,675 tendered in payment for stock option exercises during the years ended December 31, 2014, 2013 and 2012, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2014 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	733,906	$3.78
Granted	—
Vested	(348,506)	3.94
Forfeited	(30,378)	3.70
Nonvested stock options, end of year	355,022	$3.62

As of December 31, 2014, there was $577 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 0.86 years. The total fair value of shares vested during 2014 was $1,363.

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

Based on the substantive terms of each award, restricted shares are classified as equity or liability awards. The fair value of equity-classified restricted stock awards is being amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation cost for liability-classified awards is expensed each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Compensation expense related to restricted stock awards of $2,109, $1,546 and $1,209 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively. Related income tax benefits recognized for the years ended December 31, 2014, 2013 and 2012 were $807, $591 and $462, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2014:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	225,525	$16.08
Granted	148,278	24.36
Vested	(96,143)	15.54
Forfeited	(27,772)	16.43
Canceled	(1,489)	21.39
Restricted stock, end of year	248,399	$21.16

During 2014, the Company issued 148,278 restricted common shares. The 2014 restricted share awards included 73,938 performance restricted shares of which 24,646 vest in varying percentages upon achievement of defined return on asset performance goals, 24,646 vest in varying percentages upon achievement of defined return on equity performance goals and 24,646 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2016.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Additionally, 74,340 time-restricted shares were issued during 2014 that vest one-third on each annual anniversary of the grant date through February 15, 2017, contingent on continued employment through the vesting date.

As of December 31, 2014, there was $3,353 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.60 years.

(20)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorize contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $40 annually. Participants become 100% vested upon the completion of three years of vesting service. Accrued contribution expense for this plan of $1,509, $1,555 and $2,063 in 2014, 2013 and 2012, respectively, is included in employee benefits expense in the Company’s consolidated statements of income..

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Accrued contribution expense for this plan of $4,256, $4,067 and $4,034 in 2014, 2013 and 2012, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

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

The Plan’s unfunded benefit obligation of $3,577 and $4,870 as of December 31, 2014 and 2013, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $400, $571 and $561 for the years ended December 31, 2014, 2013 and 2012, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2014 , and the net periodic benefit costs for the year then ended, included a discount rate of 3.6% and a 5.5% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2013, and the net periodic benefit costs for the year then ended, included a discount rate of 4.3% and a 5.0% annual increase in the per capita cost of covered healthcare benefits.The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $158, $163, $194, $219, $254 and $1,496 for 2015, 2016, 2017, 2018, 2019, and 2020 through 2024, respectively.

At December 31, 2014, the Company had accumulated other comprehensive loss related to the Plan of $613, or $413 net of related income tax benefit, comprised of net actuarial losses of $257 and an unamortized transition asset of $356. The Company estimates $35 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(21)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year ended December 31, 2014	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$21,147	$8,321	$12,826
Reclassification adjustment for net gains included in net income	(61)	(24)	(37)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	(548)	(216)	(332)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	1,731	681	1,050
Total other comprehensive income	$22,269	$8,762	$13,507

Year ended December 31, 2013	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(52,949)	$(20,835)	$(32,114)
Reclassification adjustment for net gains included in net income	(1)	—	(1)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	137	54	83
Total other comprehensive loss	$(52,813)	$(20,781)	$(32,032)

Year ended December 31, 2012	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(4,648)	$(1,829)	$(2,819)
Reclassification adjustment for net gains included in net income	(348)	(137)	(211)
Change in unamortized gain on available-for-sale securities transferred into held-to-maturity	56	22	34
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(77)	(30)	(47)
Total other comprehensive loss	$(5,017)	$(1,974)	$(3,043)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2014	2013
Net unrealized gain on investment securities available-for-sale	$(2,121)	$(14,578)
Net actuarial loss on defined benefit post-retirement benefit plans	(413)	(1,463)
Net accumulated other comprehensive loss	$(2,534)	$(16,041)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(22)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $5,198, $11,545 and $43,541 to other real estate owned in 2014, 2013 and 2012, respectively.

The Company transferred internally originated mortgage servicing assets of $2,717, $3,581 and $4,563 from loans to mortgage servicing assets in 2014, 2013 and 2012, respectively.

During 2014, the Company issued 1,378,230 shares of its Class A common stock valued at $35,972 as partial consideration for the acquisition of MWFC.

The Company transferred real property pending disposal of $1,448 and $566 to other assets in 2013 and 2012, respectively.

The Company reclassified tax credit investments of $429 from held-to-maturity investment securities to other assets during 2013.

During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability.

(23)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2014	2013
Condensed balance sheets:
Cash and cash equivalents	$65,483	$105,274
Investment in subsidiaries, at equity:
Bank subsidiary	936,817	793,892
Nonbank subsidiaries	1,982	1,980
Total investment in subsidiaries	938,799	795,872
Advances to subsidiaries, net	4,337	—
Other assets	29,335	26,809
Total assets	$1,037,954	$927,955

Other liabilities	$26,553	$17,602
Advances from subsidiaries, net	—	6,295
Long-term debt	20,000	20,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	129,030	126,374
Stockholders’ equity	908,924	801,581
Total liabilities and stockholders’ equity	$1,037,954	$927,955

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2014	2013	2012
Condensed statements of income:
Dividends from subsidiaries	$58,900	$71,400	$40,000
Other interest income	42	34	92
Other income, primarily management fees from subsidiaries	12,166	12,809	10,042
Total income	71,108	84,243	50,134
Salaries and benefits	15,722	15,914	13,205
Interest expense	4,002	4,098	6,691
Acquisition expenses	4,017	—	—
Other operating expenses, net	7,512	7,546	7,150
Total expenses	31,253	27,558	27,046
Earnings before income tax benefit	39,855	56,685	23,088
Income tax benefit	(6,862)	(5,703)	(6,222)
Income before undistributed earnings of subsidiaries	46,717	62,388	29,310
Undistributed earnings of subsidiaries	37,684	23,748	28,914
Net income	$84,401	$86,136	$58,224

Years Ended December 31,	2014	2013	2012
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$84,401	$86,136	$58,224
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(37,684)	(23,748)	(28,914)
Stock-based compensation expense	3,014	2,936	2,485
Tax benefits from stock-based compensation	2,193	1,898	360
Excess tax benefits from stock-based compensation	(2,205)	(2,031)	(273)
Other, net	8,991	(5,804)	3,327
Net cash provided by operating activities	58,710	59,387	35,209
Cash flows from investing activities:
Capital expenditures, net of sales	—	—	1
Acquisition of bank holding company, net of cash and cash equivalents received	(37,891)	—	—
Net cash provided by (used in) investing activities	$(37,891)	$—	$1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2014	2013	2012
Condensed statements of cash flows (continued):
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	$(10,632)	$6,992	$(2,838)
Redemption of preferred stock	—	(50,000)	—
Repayment of junior subordinated debentures held by subsidiary trusts	(20,439)	—	(41,238)
Proceeds from issuance of common stock, net of stock issuance costs	6,621	9,814	1,911
Excess tax benefits from stock-based compensation	2,205	2,031	273
Purchase and retirement of common stock	(9,739)	(448)	(263)
Dividends paid to common stockholders	(28,626)	(17,909)	(26,208)
Dividends paid to preferred stockholders	—	—	(3,300)
Net cash used in financing activities	(60,610)	(49,520)	(71,663)
Net change in cash and cash equivalents	(39,791)	9,867	(36,453)
Cash and cash equivalents, beginning of year	105,274	95,407	131,860
Cash and cash equivalents, end of year	$65,483	$105,274	$95,407

Noncash Investing and Financing Activities — During 2012, the Company reclassified $50,000 of perpetual preferred stock pending redemption from equity to a liability.

(24)	FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$720,933	$—	$720,933	$—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	990,666	—	990,666	—
Private mortgage-backed securities	325	—	325	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$763,238	$—	$763,238	$—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,184,053	—	1,184,053	—
Private mortgage-backed securities	415	—	415	—

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$30,494	$—	$—	$30,494	$(14,552)
Other real estate owned	4,554	—	—	4,554	(12,665)
Long-lived assets to be disposed of by sale	1,083	—	—	1,083	(702)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$57,302	$—	$—	$57,302	$(23,224)
Other real estate owned	8,502	—	—	8,502	(14,441)
Long-lived assets to be disposed of by sale	1,186	—	—	1,186	(599)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2014, certain impaired loans with a carrying value of $45,046 were reduced by specific valuation allowance allocations of $5,792 and partial loan charge-offs of $8,760 resulting in a reported fair value of $30,494. As of December 31, 2013, certain impaired loans with a carrying value of $80,526 were reduced by specific valuation allowance allocations of $8,929 and partial loan charge-offs of $14,295 resulting in a reported fair value of $57,302.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2014, long-lived assets to be disposed of by sale with carrying values of $1,785 that were reduced by write-downs of $702 charged to other expense resulting in a reported fair value of $1,083. As of December 31, 2013, the Company had long-lived assets to be disposed of by sale of $1,785 that were reduced by write-downs of $599 charged to other expense resulting in a reported fair value of $1,186.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2014 and 2013, all mortgage loans held for sale were recorded at cost.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30,494	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,554	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

As of December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$57,302	Appraisal	Appraisal adjustment	6%	-	66%	(31%)
Other real estate owned	8,502	Appraisal	Appraisal adjustment	6%	-	55%	(15%)
Long-lived assets to be disposed of by sale	1,186	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The floating rate subordinated debenture, floating rate subordinated term loan, fixed rate notes payable, fixed rate subordinated term debt, fixed rate subordinated debentures and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics. The carrying value of the preferred stock pending redemption approximates fair value due to the short-term nature of this instrument.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$798,670	$798,670	$798,670	$—	$—
Investment securities available-for-sale	1,711,924	1,711,924	—	1,711,924	—
Investment securities held-to-maturity	575,186	584,533	—	584,533	—
Accrued interest receivable	27,063	27,063	—	27,063	—
Mortgage servicing rights, net	14,038	21,434	—	21,434	—
Net loans	4,823,243	4,800,725	—	4,770,231	30,494
Total financial assets	$7,950,124	$7,944,349	$798,670	$7,115,185	$30,494

Financial liabilities:
Total deposits, excluding time deposits	$5,767,992	$5,767,992	$5,767,992	$—	$—
Time deposits	1,238,220	1,244,324	—	1,244,324	—
Securities sold under repurchase agreements	502,250	502,250	—	502,250	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	5,833	5,833	—	5,833	—
Long-term debt	38,067	37,781	—	37,781	—
Subordinated debentures held by subsidiary trusts	82,477	75,734	—	75,734	—
Total financial liabilities	$7,634,848	$7,633,923	$5,767,992	$1,865,931	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2013	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$534,827	$534,827	$534,827	$—	$—
Investment securities available-for-sale	1,947,706	1,947,706	—	1,947,706	—
Investment securities held-to-maturity	203,837	205,926	—	205,926	—
Accrued interest receivable	26,450	26,450	—	26,450	—
Mortgage servicing rights, net	13,546	25,698	—	25,698	—
Net loans	4,259,514	4,246,539	—	4,189,237	57,302
Total financial assets	$6,985,880	$6,987,146	$534,827	$6,395,017	$57,302

Financial liabilities:
Total deposits, excluding time deposits	$4,943,033	$4,943,033	$4,943,033	$—	$—
Time deposits	1,190,717	1,196,250	—	1,196,250	—
Securities sold under repurchase agreements	457,437	457,437	—	457,437	—
Other borrowed funds	3	3	—	3	—
Accrued interest payable	4,963	4,963	—	4,963	—
Long-term debt	36,917	34,508	—	34,508	—
Subordinated debentures held by subsidiary trusts	82,477	72,045	—	72,045	—
Total financial liabilities	$6,715,547	$6,708,239	$4,943,033	$1,765,206	$—

(25)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $25,794 and $24,669 at December 31, 2014 and 2013, respectively. During 2014, new loans and advances on existing loans of $9,519 were funded and loan repayments totaled $9,342. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

During 2014, the Company repurchased an aggregate of 37,615 shares of its Class A common stock from two directors and one greater than 10% shareholder of the Company at a weighted average price of $24.96 per share. The repurchases were made in privately negotiated transactions pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. For additional information regarding the Company's stock repurchases, see Note 13 - Capital Stock and Dividend Restrictions.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company, whose term as a director ended in May 2013, has a controlling ownership interest. The Company paid insurance premiums to the agency of $764 and $839 in 2013 and 2012, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2014, 2013 and 2012, the Company paid total fees and operating expenses of $306, $309 and $262, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2014, 2013 and 2012, the Company received payments from the related entity of $77, $61 and $47, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases services from an entity in which one greater than 5% shareholder and six directors of the Company, including the chairman and executive vice chairman of the Board of Directors, have an aggregate ownership interest of 18%, and in which one director is the chairman and two directors are members of the board of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2014, 2013 and 2012, the Company paid $255, $224 and $243, respectively, for these services.

During 2012, the Company entered into a contract with an entity wholly-owned by a director of the Company to provide construction management and advisory services related to the construction of a bank office building. Under the terms of the agreement, the entity will receive payments equal to the lesser of a fixed price of $180 or 4% of the actual construction contract price, with an initial payment of $60 due upon execution of the agreement and the remainder due in two equal installments over a two year period. Under the terms of the contract, the Company paid the entity $60 during each of 2014, 2013 and 2012.

In conjunction with an acquisition in 2008, the Company assumed certain existing deferred compensatory agreements. Under the terms of one such agreement, the Company is required to make cash payments to a director of the Company for the promotion of growth and development of new business through December 31, 2011. The total amount due under the agreement was fixed prior to the acquisition date at $577, with a portion to be paid over 4 years and the remaining balance due in January 2012. As additional consideration under the agreement, the director provided, among other things, a covenant not to compete. Under the terms of the agreement, the Company made cash payments of $424 during 2012.

A director of the Company was party to an agreement to guarantee the payment of interest on loans between FIB and an unrelated third party borrower through December 31, 2012. Under the terms of the interest guaranty agreement, the director made interest payments to FIB on behalf of the borrower of $815 in 2012. In addition, the director pledged to FIB collateral for the loans of the unrelated third party borrower. During 2012, the collateral was liquidated and proceeds of $7,998 were applied to the outstanding principal balances of the loans.

(26)	AUTHORITATIVE ACCOUNTING GUIDANCE

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company adopted the amendments in ASU 2014-01 effective January 1, 2014. As of December 31, 2014, the Company had four investments in qualified affordable housing projects with an aggregate carrying value of $5,084 included in other assets on the Company's consolidated balance sheet. The Company elected to account for these investments using the proportional amortization method. During 2014, income tax benefits associated with these projects of $27 were recognized as a component of income tax expense. The Company has commitments to invest additional amounts in these projects of $6,943 in 2015, $37 annually in 2016 through 2021, and $26 annually in 2022 and 2023.

ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU 2014-04 clarify that an in-substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in ASU 2014-04 also require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 using either a modified retrospective transition method or a prospective transition method. The Company does not expect the amendments in ASU 2014-04 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in ASU 2014-11 expand secured borrowing treatment for certain repurchase agreements. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional disclosures about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. ASU 2014-11 also requires disclosure of the types of collateral pledged and liabilities associated with an entity's repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes included in the amendments in ASU 2014-11 are effective for the Company on January 1, 2015. The disclosure requirements set forth in the amendment in ASU 2014-11 are effective for the Company for interim and annual periods beginning after December 31, 2014. Adoption of the amendments in ASU 2014-11 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2014-16 "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendments in ASU 2014-16 clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract within a hybrid financial instrument. The amendments further clarify that no single term or feature would necessarily determine the economic characteristics and risk of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risk of the entire hybrid financial instrument. The amendments in ASU 2014-16 are effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The effects of initially adopting the amendments in ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in ASU 2014-16 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(27)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 22, 2015, the Company declared a quarterly dividend to common shareholders of $0.20 per share, paid on February 13, 2015 to shareholders of record as of February 2, 2015. On January 22, 2015, the Company's board of directors approved the repurchase of up to 1,000,000 shares of the Company's outstanding Class A common stock from time to time through open market or privately negotiated transactions, as market and business conditions permit. Share repurchases will be conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares will be returned to authorized but unissued shares of Class A common stock in accordance with Montana law. No other events requiring recognition or disclosure were identified.

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

10.7†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.8†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROA) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.9†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROE) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

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

First Interstate BancSystem, Inc.

By:	/s/ ED GARDING	February 27, 2015
	Ed Garding	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ THOMAS W. SCOTT	February 27, 2015
	Thomas W. Scott, Chairman of the Board	Date

By:	/s/ JAMES R. SCOTT	February 27, 2015
	James R. Scott, Executive Vice Chairman of the Board	Date

By:	/s/ STEVEN J. CORNING	February 27, 2015
	Steven J. Corning, Director	Date

By:	/s/ DAVID H. CRUM	February 27, 2015
	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 27, 2015
	William B. Ebzery, Director	Date

By:	/s/ DANA L. CRANDALL	February 27, 2015
	Dana L. Crandall, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 27, 2015
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ CHARLES M. HEYNEMAN	February 27, 2015
	Charles M. Heyneman, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 27, 2015
	John M. Heyneman, Jr., Director	Date

By:	/s/ DAVID L. JAHNKE	February 27, 2015
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	February 27, 2015
	Ross E. Leckie, Director	Date

By:	/s/ JONATHAN R. SCOTT	February 27, 2015
	Jonathan R. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	February 27, 2015
	Randall I. Scott, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 27, 2015
	Michael J. Sullivan, Director	Date

By:	/s/ TERESA A. TAYLOR	February 27, 2015
	Teresa A. Taylor, Director	Date

By:	/s/ THEODORE H. WILLIAMS	February 27, 2015
	Theodore H. Williams, Director	Date

By:	/s/ ED GARDING	February 27, 2015
	Ed Garding President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ KEVIN P. RILEY	February 27, 2015
	Kevin P. Riley Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date