Form 10-Q
period 2015-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2015-05-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2015 – Class A common stock	21,596,056
March 31, 2015 – Class B common stock	23,833,412

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$128,976	$147,894
Federal funds sold	963	543
Interest bearing deposits in banks	507,864	650,233
Total cash and cash equivalents	637,803	798,670
Investment securities:
Available-for-sale	1,777,057	1,711,924
Held-to-maturity (estimated fair values of $576,931 and $584,533 at March 31, 2015 and December 31, 2014, respectively)	563,847	575,186
Total investment securities	2,340,904	2,287,110
Loans held for investment	4,871,548	4,856,615
Mortgage loans held for sale	55,758	40,828
Total loans	4,927,306	4,897,443
Less allowance for loan losses	75,336	74,200
Net loans	4,851,970	4,823,243
Goodwill	204,375	205,574
Premises and equipment, net of accumulated depreciation	192,748	195,212
Company-owned life insurance	154,741	153,821
Other real estate owned (“OREO”)	15,134	13,554
Accrued interest receivable	27,242	27,063
Core deposit intangibles, net of accumulated amortization	12,428	13,282
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,093	14,038
Deferred tax asset, net	—	4,874
Other assets	77,104	73,495
Total assets	$8,528,542	$8,609,936
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,757,664	$1,791,364
Interest bearing	5,210,495	5,214,848
Total deposits	6,968,159	7,006,212
Securities sold under repurchase agreements	462,073	502,250
Accounts payable and accrued expenses	49,665	66,164
Accrued interest payable	5,113	5,833
Deferred tax liability	3,553	—
Long-term debt	43,048	38,067
Other borrowed funds	4	9
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,614,092	7,701,012
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2015 or December 31, 2014	—	—
Common stock	310,544	323,596
Retained earnings	599,727	587,862
Accumulated other comprehensive income (loss), net	4,179	(2,534)
Total stockholders’ equity	914,450	908,924
Total liabilities and stockholders’ equity	$8,528,542	$8,609,936
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$59,371	$53,718
Interest and dividends on investment securities:
Taxable	7,971	7,640
Exempt from federal taxes	1,059	1,097
Interest on deposits in banks	389	231
Interest on federal funds sold	2	1
Total interest income	68,792	62,687
Interest expense:
Interest on deposits	3,309	3,424
Interest on securities sold under repurchase agreements	54	66
Interest on long-term debt	515	473
Interest on subordinated debentures held by subsidiary trusts	589	588
Total interest expense	4,467	4,551
Net interest income	64,325	58,136
Provision for loan losses	1,095	(5,000)
Net interest income after provision for loan losses	63,230	63,136
Non-interest income:
Other service charges, commissions and fees	9,867	9,156
Income from the origination and sale of loans	5,906	4,660
Wealth management revenues	4,937	4,455
Service charges on deposit accounts	3,944	3,875
Investment securities gains (losses), net	6	71
Other income	3,122	1,889
Total non-interest income	27,782	24,106
Non-interest expense:
Salaries and wages	25,349	22,411
Employee benefits	7,780	8,313
Occupancy, net	4,492	4,239
Furniture and equipment	3,793	3,201
Outsourced technology services	2,463	2,300
OREO expense, net of income	(61)	(19)
Professional fees	1,301	1,370
FDIC insurance premiums	1,142	1,116
Mortgage servicing rights amortization	619	600
Mortgage servicing rights impairment recovery	(15)	(45)
Core deposit intangibles amortization	855	354
Other expenses	11,804	10,498
Acquisition expenses	70	—
Total non-interest expense	59,592	54,338
Income before income tax expense	31,420	32,904
Income tax expense	10,440	11,511
Net income	$20,980	$21,393

Basic earnings per common share	$0.46	$0.49
Diluted earnings per common share	$0.46	$0.48
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$20,980	$21,393
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains/losses during period	10,608	14,351
Reclassification adjustment for net gains included in income	(6)	(71)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	451	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	15	35
Other comprehensive income, before tax	11,068	14,315
Deferred tax expense related to other comprehensive income	(4,355)	(5,633)
Other comprehensive income, net of tax	6,713	8,682
Comprehensive income, net of tax	$27,693	$30,075
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	20,980	—	20,980
Other comprehensive income, net of tax expense	—	—	6,713	6,713
Common stock transactions:
588,409 common shares purchased and retired	(15,264)	—	—	(15,264)
156,956 non-vested common shares issued	—	—	—	—
838 non-vested common shares forfeited	—	—	—	—
73,344 stock options exercised, net of 22,042 shares tendered in payment of option price and income tax withholding amounts	900	—	—	900
Tax benefit of stock-based compensation	480	—	—	480
Stock-based compensation expense	832	—	—	832
Common cash dividend declared ($0.20 per share)	—	(9,115)	—	(9,115)
Balance at March 31, 2015	$310,544	$599,727	$4,179	$914,450

Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	21,393	—	21,393
Other comprehensive income, net of tax expense	—	—	8,682	8,682
Common stock transactions:
124,867 common shares purchased and retired	(3,159)	—	—	(3,159)
147,876 non-vested common shares issued	—	—	—	—
3,782 non-vested common shares forfeited	—	—	—	—
215,805 stock options exercised, net of 152,131 shares tendered in payment of option price and income tax withholding amounts	2,476	—	—	2,476
Tax benefit of stock-based compensation	989	—	—	989
Stock-based compensation expense	712	—	—	712
Cash dividends declared:
Common ($0.16 per share)	—	(7,036)	—	(7,036)
Balance at March 31, 2014	$286,553	$546,444	$(7,359)	$825,638
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$20,980	$21,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,095	(5,000)
Net gain on disposal of premises and equipment	(204)	(13)
Depreciation and amortization	4,544	3,896
Net premium amortization on investment securities	3,684	3,371
Net gain on investment securities transactions	(6)	(71)
Net gain on sale of mortgage loans held for sale	(4,321)	(3,323)
Net gain on sale of OREO	(750)	(435)
Write-downs of OREO and other assets pending disposal	106	—
Net reversal of impairment of mortgage servicing rights	(15)	(45)
Deferred income tax expense	4,914	2,630
Net increase in cash surrender value of company-owned life insurance	(920)	(852)
Stock-based compensation expense	832	712
Tax benefits from stock-based compensation expense	480	989
Excess tax benefits from stock-based compensation expense	(292)	(982)
Originations of mortgage loans held for sale	(239,527)	(151,911)
Proceeds from sales of mortgage loans held for sale	228,259	157,141
Changes in operating assets and liabilities:
Increase in interest receivable	(179)	(685)
Increase in other assets	(3,630)	(1,083)
Decrease in accrued interest payable	(720)	(10)
Decrease in accounts payable and accrued expenses	(15,682)	(3,694)
Net cash provided by (used in) operating activities	(1,352)	22,028
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(11,733)	—
Available-for-sale	(153,953)	(95,077)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	22,826	2,185
Available-for-sale	95,996	160,337
Purchases of company-owned life insurance	—	(15,000)
Proceeds from sales of mortgage servicing rights	—	266
Extensions of credit to customers, net of repayments	(20,050)	(28,580)
Recoveries of loans charged-off	1,901	3,822
Proceeds from sales of OREO	2,321	2,760
Capital expenditures, net of sales	(382)	(3,142)
Net cash provided by (used in) investing activities	$(63,074)	$27,571

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$(38,053)	$1,387
Net increase (decrease) in securities sold under repurchase agreements	(40,177)	31,461
Net increase (decrease) in other borrowed funds	(5)	6
Repayments of long-term debt	(15)	(12)
Advances on long-term debt	4,996	—
Proceeds from issuance of common stock	900	2,476
Excess tax benefits from stock-based compensation expense	292	982
Purchase and retirement of common stock	(15,264)	(3,159)
Dividends paid to common stockholders	(9,115)	(7,036)
Net cash provided by (used in) financing activities	(96,441)	26,105
Net increase (decrease) in cash and cash equivalents	(160,867)	75,704
Cash and cash equivalents at beginning of period	798,670	534,827
Cash and cash equivalents at end of period	$637,803	$610,531

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$5,100	$—
Cash paid during the period for interest expense	5,187	4,561
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2015 and December 31, 2014, and the results of operations for each of the three month periods ended and cash flows for each of the three month periods ended March 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2014 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2015 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

(2)	Acquisitions

Absarokee Bancorporation, Inc. On March 26, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Absarokee Bancorporation, Inc. ("Absarokee"), a Montana-based bank holding company that operates one subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. As of March 31, 2015, Absarokee has total assets of approximately $74 million, net loans of approximately $37 million and deposits of approximately $64 million.

Under the terms of the agreement and plan of merger, the Company will pay cash consideration of approximately $7,234, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction. The merger is expected to be completed during third quarter 2015. Subject to regulatory approval, the Company anticipates United Bank will be merged with and into its bank subsidiary, First Interstate Bank ("FIB"), immediately subsequent to the merger.

Mountain West Financial Corp. On July 31, 2014, the Company acquired all of the outstanding stock of Mountain West Financial Corp ("MWFC"), a Montana-based bank holding company operating one subsidiary bank, Mountain West Bank, NA ("MWB"). MWB was merged with and into FIB in October 2014. During March 2015, the Company completed its review of MWFC tax items and finalized the fair value of acquired deferred tax assets. Finalization of provisional estimates resulted in a $1,199 decrease in goodwill.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$769,260	$2,015	$(1,820)	$769,455
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	993,459	15,702	(1,861)	1,007,300
Private mortgage-backed securities	300	4	(2)	302
Total	$1,763,019	$17,721	$(3,683)	$1,777,057

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$188,386	$6,613	$(190)	$194,809
Corporate securities	39,531	150	(17)	39,664
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	335,474	8,762	(2,235)	342,001
Other investments	456	1	—	457
Total	$563,847	$15,526	$(2,442)	$576,931

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$725,408	$895	$(5,370)	$720,933
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	982,764	11,526	(3,624)	990,666
Private mortgage-backed securities	322	5	(2)	325
Total	$1,708,494	$12,426	$(8,996)	$1,711,924

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$188,941	$5,949	$(386)	$194,504
Corporate securities	32,565	54	(75)	32,544
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	353,176	5,563	(1,758)	356,981
Other Investments	504	—	—	504
Total	$575,186	$11,566	$(2,219)	$584,533

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
Gross realized gains	$6	$225
Gross realized losses	—	154

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$76,190	$(185)	$277,320	$(1,635)	$353,510	$(1,820)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	23,948	(56)	142,213	(1,805)	166,161	(1,861)
Private mortgage-backed securities	—	—	84	(2)	84	(2)
Total	$100,138	$(241)	$419,617	$(3,442)	$519,755	$(3,683)

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$1,778	$(10)	$13,831	$(180)	$15,609	$(190)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45,264	(2,235)	—	—	45,264	(2,235)
Corporate Securities	10,046	(17)	—	—	10,046	(17)
Total	$57,088	$(2,262)	$13,831	$(180)	$70,919	$(2,442)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$135,888	$(702)	$309,283	$(4,668)	$445,171	$(5,370)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	219,214	(887)	151,380	(2,737)	370,594	(3,624)
Private mortgage-backed securities	—	—	90	(2)	90	(2)
Total	$355,102	$(1,589)	$460,753	$(7,407)	$815,855	$(8,996)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$7,979	$(13)	$20,097	$(373)	$28,076	$(386)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	61,201	(1,758)	—	—	61,201	(1,758)
Corporate securities	14,755	(75)	—	—	14,755	(75)
Total	$83,935	$(1,846)	$20,097	$(373)	$104,032	$(2,219)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 100 and 154 individual investment securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, respectively. Unrealized losses as of March 31, 2015 and December 31, 2014 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three months ended March 31, 2015 or 2014.

Maturities of investment securities at March 31, 2015 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2015	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$288,960	$292,432	$79,106	$80,955
After one year but within five years	1,316,177	1,325,048	286,575	292,101
After five years but within ten years	126,241	127,514	133,958	137,489
After ten years	31,641	32,063	64,208	66,386
Total	$1,763,019	$1,777,057	$563,847	$576,931

As of March 31, 2015, the Company had investment securities callable within one year with amortized costs and estimated fair values of $166,196 and $166,636, respectively, including callable structured notes with amortized costs and estimated fair values of $29,996 and $30,030, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2015	December 31, 2014
Real estate loans:
Commercial	$1,670,829	$1,639,422
Construction:
Land acquisition & development	209,033	220,443
Residential	101,689	96,580
Commercial	95,583	101,246
Total construction loans	406,305	418,269
Residential	997,123	999,903
Agricultural	156,734	167,659
Total real estate loans	3,230,991	3,225,253
Consumer:
Indirect consumer	566,225	552,863
Other consumer	140,529	144,141
Credit card	61,708	65,467
Total consumer loans	768,462	762,471
Commercial	754,149	740,073
Agricultural	117,569	124,859
Other, including overdrafts	377	3,959
Loans held for investment	4,871,548	4,856,615
Mortgage loans held for sale	55,758	40,828
Total loans	$4,927,306	$4,897,443

Loans from business combinations included in the table above include certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of March 31, 2015 and 2014:

As of March 31,	2015	2014

Outstanding balance	$32,445	$—

Carrying value
Loans on accrual status	23,909	—
Loans on non-accrual status	—	—
Total carrying value	$23,909	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014

Beginning balance	$5,781	$—
Accretion income	(548)	—
Reductions due to exit events	(396)	—
Reclassifications from (to) nonaccretable differences	2,143	—
Ending balance	$6,980	$—

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2015	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$17,049	$550	$859	$18,458	$1,622,470	$29,901	$1,670,829
Construction:
Land acquisition & development	4,756	207	45	5,008	195,864	8,161	209,033
Residential	500	—	325	825	100,520	344	101,689
Commercial	165	—	—	165	92,134	3,284	95,583
Total construction loans	5,421	207	370	5,998	388,518	11,789	406,305
Residential	3,876	830	2,363	7,069	986,670	3,384	997,123
Agricultural	2,630	—	883	3,513	146,498	6,723	156,734
Total real estate loans	28,976	1,587	4,475	35,038	3,144,156	51,797	3,230,991
Consumer:
Indirect consumer	2,460	336	9	2,805	563,049	371	566,225
Other consumer	659	51	1	711	139,378	440	140,529
Credit card	312	207	322	841	60,853	14	61,708
Total consumer loans	3,431	594	332	4,357	763,280	825	768,462
Commercial	4,049	567	388	5,004	728,564	20,581	754,149
Agricultural	1,508	32	—	1,540	115,291	738	117,569
Other, including overdrafts	—	—	2	2	375	—	377
Loans held for investment	37,964	2,780	5,197	45,941	4,751,666	73,941	4,871,548
Mortgage loans originated for sale	—	—	—	—	55,758	—	55,758
Total loans	$37,964	$2,780	$5,197	$45,941	$4,807,424	$73,941	$4,927,306

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $832 and $1,121 for the three months ended March 31, 2015 and 2014, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of March 31, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$40,258	$33,591	$4,748	$38,339	$1,641
Construction:
Land acquisition & development	12,400	6,854	1,882	8,736	569
Residential	387	344	—	344	—
Commercial	3,447	250	3,165	3,415	902
Total construction loans	16,234	7,448	5,047	12,495	1,471
Residential	3,495	3,230	154	3,384	127
Agricultural	8,562	7,949	613	8,562	719
Total real estate loans	68,549	52,218	10,562	62,780	3,958
Commercial	23,570	10,486	10,706	21,192	2,905
Agricultural	1,113	326	735	1,061	605
Total	$93,232	$63,030	$22,003	$85,033	$7,468

As of December 31, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$42,077	$150	$62,312	$216
Construction:
Land acquisition & development	8,930	10	15,553	11
Residential	308	—	1,320	—
Commercial	3,055	2	360	2
Total construction loans	12,293	12	17,233	13
Residential	3,127	1	6,128	2
Agricultural	8,655	22	9,233	4
Total real estate loans	66,152	185	94,906	235
Commercial	17,533	8	14,268	14
Agricultural	914	5	288	6
Total	$84,599	$198	$109,462	$255

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,035 and $1,111 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $39,645 as of March 31, 2015, of which $23,575 were included in non-accrual loans and $16,070 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44,227 as of December 31, 2014, of which $23,275 were included in non-accrual loans and $20,952 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2015:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended March 31, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial	1	$—	$10	$—	$—	$10
Total loans restructured during period	1	$—	$10	$—	$—	$10
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2015 or 2014.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended March 31, 2015
	Number of Notes	Balance
Commercial Real Estate	1	$1,822

At March 31, 2015, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$76,271	$82,814	$12,896	$171,981
Construction:
Land acquisition & development	10,929	14,475	2,417	27,821
Residential	1,245	2,797	—	4,042
Commercial	—	249	3,164	3,413
Total construction loans	12,174	17,521	5,581	35,276
Residential	9,374	8,381	1,027	18,782
Agricultural	10,094	14,712	613	25,419
Total real estate loans	107,913	123,428	20,117	251,458
Consumer:
Indirect consumer	832	1,415	179	2,426
Other consumer	538	877	389	1,804
Credit card	—	416	1,179	1,595
Total consumer loans	1,370	2,708	1,747	5,825
Commercial	28,390	24,008	14,877	67,275
Agricultural	2,819	6,743	735	10,297
Total	$140,492	$156,887	$37,476	$334,855

As of December 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84,533	$83,448	$15,246	$183,227
Construction:
Land acquisition & development	11,826	15,016	2,507	29,349
Residential	2,029	2,666	—	4,695
Commercial	39	253	2,442	2,734
Total construction loans	13,894	17,935	4,949	36,778
Residential	10,473	10,848	1,121	22,442
Agricultural	10,122	12,328	612	23,062
Total real estate loans	119,022	124,559	21,928	265,509
Consumer:
Indirect consumer	916	1,590	121	2,627
Other consumer	553	1,085	432	2,070
Credit card	—	348	1,263	1,611
Total consumer loans	1,469	3,023	1,816	6,308
Commercial	25,766	32,433	10,273	68,472
Agricultural	7,827	3,660	837	12,324
Total	$154,084	$163,675	$34,854	$352,613

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

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended March 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(1,031)	1,125	993	8	—	1,095
Less loans charged-off	(186)	(1,301)	(374)	—	—	(1,861)
Add back recoveries of loans previously charged-off	992	640	270	—	—	1,902
Ending balance	$53,659	$5,499	$15,196	$982	$—	$75,336

Loans individually evaluated for impairment	$3,958	$—	$2,905	$605	$—	$7,468
Loans collectively evaluated for impairment	49,701	5,499	12,291	377	—	67,868
Allowance for loan losses	$53,659	$5,499	$15,196	$982	$—	$75,336

Total loans:
Individually evaluated for impairment	$62,780	$—	$21,192	$1,061	$—	$85,033
Collectively evaluated for impairment	3,223,969	768,462	732,957	116,508	377	4,842,273
Total loans	$3,286,749	$768,462	$754,149	$117,569	$377	$4,927,306

Three Months Ended March 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(3,375)	(578)	(1,072)	25	—	(5,000)
Less loans charged-off	(1,085)	(846)	(796)	(64)	—	(2,791)
Add back recoveries of loans previously charged-off	367	608	2,822	26	—	3,823
Ending balance	$59,830	$5,377	$15,701	$463	$—	$81,371

Allowance for loan losses:
Loans individually evaluated for impairment	$5,952	$—	$1,458	$84	$—	$7,494
Loans collectively evaluated for impairment	53,878	5,377	14,243	379	—	73,877
Allowance for loan losses	$59,830	$5,377	$15,701	$463	$—	$81,371

Total loans:
Individually evaluated for impairment	$86,772	$—	$14,464	$693	$—	$101,929
Collectively evaluated for impairment	2,788,421	670,406	692,773	107,683	3,626	4,262,909
Total loans	$2,875,193	$670,406	$707,237	$108,376	$3,626	$4,364,838

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of March 31, 2015, the Company's allowance for loan losses included $117 related to acquired credit impaired loans.

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$13,554	$15,504
Additions	3,257	3,415
Valuation adjustments	(106)	—
Dispositions	(1,571)	(2,325)
Ending balance	$15,134	$16,594

Foreclosed residential real estate properties of $4,686 were included in other real estate owned as of March 31, 2015. No consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure as of March 31, 2015.

(7)	Long-Term Debt

On January 29, 2015, the Company borrowed $4,960 on a 2.78% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

(8)	Capital Stock

The Company had 21,596,056 shares of Class A common stock and 23,833,412 shares of Class B common stock outstanding as of March 31, 2015. The Company had 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock outstanding as of December 31, 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

During the three months ended March 31, 2015, the Company repurchased and retired 565,875 shares of its Class A common stock in open market transactions at an aggregate purchase price of $14,674. During the three months ended March 31, 2014, the Company repurchased and retired 100,355 shares of its Class A common stock in a privately negotiated transaction at an aggregate purchase price of $2,538. The repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 434,125 shares of its Class A common stock. All other stock repurchases during the three months ended March 31, 2015 and 2014 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

On April 3, 2015, the Company filed a Registration Statement on Form S-8 to register an additional 2,000,000 shares of Class A common stock to be issued pursuant to the Company's 2015 Equity and Incentive Plan.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net income	$20,980	$21,393
Weighted average common shares outstanding for basic earnings per share computation	45,378,230	43,997,815
Dilutive effects of stock-based compensation	461,961	622,961
Weighted average common shares outstanding for diluted earnings per common share computation	45,840,191	44,620,776

Basic earnings per common share	$0.46	$0.49
Diluted earnings per common share	$0.46	$0.48

The Company had 166,770 and 111,417 shares of unvested restricted stock as of March 31, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 5,000 stock options outstanding as of March 31, 2015, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had no anti-dilutive stock options outstanding as of March 31, 2014.

(10)	Regulatory Capital

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act . The revised regulatory capital framework ("Basel III ") includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, Basel III became effective for us on January 1, 2015. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. We have elected to permanently exclude capital in accumulated other comprehensive income related to debt and equity securities classified as available-for-sale as well as for defined benefit post-retirement plans from CET1. Certain deductions and adjustments to CET1 capital, tier 1 capital and tier 2 capital are subject to phase-in through December 31, 2017.

As of March 31, 2015 and December 31, 2014, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of March 31, 2015 and December 31, 2014 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total risk-based capital:
Consolidated	$905,774	15.4%	$469,512	8.0%	$586,889	10.0%
FIB	849,715	14.5%	467,636	8.0%	584,546	10.0%
Tier 1 risk-based capital:
Consolidated	738,388	13.9%	352,134	6.0%	469,513	8.0%
FIB	770,619	13.2%	350,727	6.0%	467,636	8.0%
Common equity tier 1 risk-based capital:
Consolidated	738,388	12.6%	264,100	4.5%	381,478	6.5%
FIB	770,619	13.2%	263,046	4.5%	379,955	6.5%
Leverage capital ratio:
Consolidated	738,388	9.7%	336,536	4.0%	420,670	5.0%
FIB	770,619	9.3%	331,521	4.0%	414,402	5.0%

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital:
Consolidated	$897,769	16.2%	$444,685	8.0%	$555,856	10.0%
FIB	832,907	15.1	442,468	8.0	553,085	10.0
Tier 1 risk-based capital:
Consolidated	807,229	14.5	222,343	4.0	333,514	6.0
FIB	754,708	13.7	221,234	4.0	331,851	6.0
Leverage capital ratio:
Consolidated	807,229	9.6	335,897	4.0	419,871	5.0
FIB	754,708	9.2	330,006	4.0	412,507	5.0

(1)
The ratios for the well-capitalized requirement are only applicable to FIB. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(11)	Commitments and Contingencies

Legal Proceedings. First Interstate Bank ("the Bank"), a wholly owned banking subsidiary of the Company, was a defendant in a lender liability lawsuit , Kelly Logging Inc. v. First Interstate Bank ("the case"). The case was tried in August 2014 in the Montana Fourth Judicial District, Missoula County in Missoula, Montana ("the court"). On August, 2014, a jury awarded damages to Kelly Logging of $17,047, which included $287 in compensatory damages and $16,760 in punitive damages. On October 1, 2014, a non-final judgment was entered in this matter in the amount of $17,047 plus reasonable attorney fees and interest, subject to the court's mandatory review of the jury's punitive damages award and rulings on pending post-trial motions. On April 21, 2015, the court ruled on the post-trial motions and issued an order upholding the jury's punitive damage award. The order also awarded plaintiff attorney's fees of $7,500 and costs of $91, for a final judgment amount of $24,638 plus interest.

The Company believes it has meritorious grounds for appeal of the final judgment and intends to appeal to the Montana Supreme Court to set aside or substantially reduce the punitive damages award and grant the Bank a new trial. In recent appellate cases, the Montana Supreme Court has reduced excessive punitive damage awards to comply with the upper limit of the federal due process guidelines, or to an amount equal to less than ten times the compensatory damages awarded, in even the most egregious cases. Although the Company believes it has meritorious defenses and appellate issues for this litigation, these proceedings are subject to many uncertainties and, given their complexity and scope, the final outcome cannot be predicted and could have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. During third quarter 2014, the Company accrued $4,000 of litigation-related expense, which takes into consideration the federal due process guidelines related to punitive damage awards and the plaintiff's attorneys fees.

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof of all other claims and litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Other Commitments. As of March 31, 2015, the Company had commitments under construction agreements of $2,997.

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2015, commitments to extend credit to existing and new borrowers approximated $1,495,739, which included $501,302 on unused credit card lines and $366,214 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2015, the Company had outstanding standby letters of credit of $59,119. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $3,257 and $3,415 to OREO during the three months ended March 31, 2015 and 2014, respectively.

The Company transferred internally originated mortgage servicing rights of $659 and $483 from loans to mortgage servicing assets during the three months ended March 31, 2015 and 2014, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$10,608	$14,351	$4,174	$5,647	$6,434	$8,704
Reclassification adjustment for net gains included in net income	(6)	(71)	(2)	(28)	(4)	(43)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	451	—	177	—	274	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	15	35	6	14	9	21
Total other comprehensive income	$11,068	$14,315	$4,355	$5,633	$6,713	$8,682

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	March 31, 2015	December 31, 2014
Net unrealized gain (loss) on investment securities available-for-sale	$4,583	$(2,121)
Net actuarial loss on defined benefit post-retirement benefit plans	(404)	(413)
Net accumulated other comprehensive gain (loss)	$4,179	$(2,534)

(15)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$769,455	$—	$769,455	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,007,300	—	1,007,300	—
Private mortgage-backed securities	302	—	302	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$720,933	$—	$720,933	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	990,666	—	990,666	—
Private mortgage-backed securities	325	—	325	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of March 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$35,098	$—	$—	$35,098
Other real estate owned	6,499	—	—	6,499
Long-lived assets to be disposed of by sale	1,083	—	—	1,083

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$30,494	$—	$—	$30,494
Other real estate owned	4,554	—	—	4,554
Long-lived assets to be disposed of by sale	1,083	—	—	1,083

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2015, certain impaired loans with a carrying value of $50,765 were reduced by specific valuation allowance allocations of $7,468 and partial loan charge-offs of $8,199 resulting in a reported fair value of $35,098. As of December 31, 2014, certain impaired loans with a carrying value of $45,046 were reduced by specific valuation allowance allocations of $5,792 and partial loan charge-offs of $8,760 resulting in a reported fair value of $30,494.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $106 during the three months ended March 31, 2015 were based on management's estimate of the current fair value of the properties. No write-downs were recorded during the three months ended March 31, 2014.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2015 and December 31, 2014, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $1,785 that were reduced by write-downs of $702 resulting in an aggregate fair value of $1,083.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of March 31, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$35,098	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	6,499	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

As of December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30,494	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,554	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$637,803	$637,803	$637,803	$—	$—
Investment securities available-for-sale	1,777,057	1,777,057	—	1,777,057	—
Investment securities held-to-maturity	563,847	576,930	—	576,930	—
Accrued interest receivable	27,242	27,242	—	27,242	—
Mortgage servicing rights, net	14,093	26,639	—	26,639	—
Net loans	4,851,970	4,821,593	—	4,786,495	35,098
Total financial assets	$7,872,012	$7,867,264	$637,803	$7,194,363	$35,098

Financial liabilities:
Total deposits, excluding time deposits	$5,763,553	$5,763,553	$—	$5,763,553	$—
Time deposits	1,205,025	1,211,057	—	1,211,057	—
Securities sold under repurchase agreements	462,073	462,073	—	462,073	—
Other borrowed funds	4	4	—	4	—
Accrued interest payable	5,113	5,113	—	5,113	—
Long-term debt	43,048	38,047	—	38,047	—
Subordinated debentures held by subsidiary trusts	82,477	75,679	—	75,679	—
Total financial liabilities	$7,561,293	$7,555,526	$—	$7,555,526	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$798,670	$798,670	$798,670	$—	$—
Investment securities available-for-sale	1,711,924	1,711,924	—	1,711,924	—
Investment securities held-to-maturity	575,186	584,533	—	584,533	—
Accrued interest receivable	27,063	27,063	—	27,063	—
Mortgage servicing rights, net	14,038	21,434	—	21,434	—
Net loans	4,823,243	4,800,725	—	4,770,231	30,494
Total financial assets	$7,950,124	$7,944,349	$798,670	$7,115,185	$30,494

Financial liabilities:
Total deposits, excluding time deposits	$5,767,992	$5,767,992	$5,767,992	$—	$—
Time deposits	1,238,220	1,244,324	—	1,244,324	—
Securities sold under repurchase agreements	502,250	502,250	—	502,250	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	5,833	5,833	—	5,833	—
Long-term debt	38,067	37,781	—	37,781	—
Subordinated debentures held by subsidiary trusts	82,477	75,734	—	75,734	—
Total financial liabilities	$7,634,848	$7,633,923	$5,767,992	$1,865,931	$—

(16)	Recent Authoritative Accounting Guidance

ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU 2014-04 clarify that an in-substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in ASU 2014-04 also require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The Company adopted the amendments in ASU 2014-04 effective January 1, 2015 using a prospective transition method. Adoption of the amendments in ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in ASU 2014-11 expand secured borrowing treatment for certain repurchase agreements. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional disclosures about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. ASU 2014-11 also requires disclosure of the types of collateral pledged and liabilities associated with an entity's repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The Company adopted the amendments in ASU 2014-11 are effective January 1, 2015. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2014-14 "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 updates ASC Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, to require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and, (iii) any amount of the claim that is determined on the basis of the fair value of the real estate is fixed at the time of foreclosure. ASU 2014-14 provides that, upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted the amendments in ASU 2014-14 effective January 1, 2015, using a prospective transition method. Adoption of the amendments in ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2015-02 "Amendments to the Consolidation Analysis." The amendments in ASU 2015-02 (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide scope exceptions from consolidation guidance for reporting entities with interest in legal entities that are required to comply or operate in accordance with requirements of the Investment Company Act of 1940 for registered market funds. The amendments in ASU 2015-02 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The amendments in ASU 2015-02, which may be adopted using a retrospective or modified retrospective approach, will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred charge. The amendments in ASU 2015-03 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, and should be applied on a retrospective basis. The amendments in ASU 2015-03 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(17)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On April 20, 2015, the Company declared a quarterly dividend to common shareholders of $0.20 per share, to be paid on May 15, 2015 to shareholders of record as of May 1, 2015.

See Note 11, Commitments and Contingencies, for information on subsequent events regarding legal proceedings.

No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: continuing or worsening business and economic conditions, adverse economic conditions affecting Montana, Wyoming and western South Dakota, credit losses, lending risk, adequacy of the allowance for loan losses, impairment of goodwill, failure to manage growth, access to low-cost funding sources, changes in interest rates, dependence on the Company’s management team, ability to attract and retain qualified employees, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, failure of technology, cyber-security, unfavorable resolution of pending litigation, inability to meet liquidity requirements, environmental remediation and other costs, ineffective internal operational controls, competition, reliance on external vendors, litigation pertaining to fiduciary responsibilities, failure to effectively implement technology-driven products and services, soundness of other financial institutions, inability of our bank subsidiary to pay dividends, implementation of new lines of business or new product or service offerings, change in dividend policy, volatility of Class A common stock, decline in market price of Class A common stock, dilution as a result of future equity issuances, uninsured nature of any investment in Class A common stock, voting control of Class B stockholders, anti-takeover provisions, controlled company status, and, subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of March 31, 2015, we had consolidated assets of $8,529 million, deposits of $6,968 million, loans of $4,927 million and total stockholders’ equity of $914 million. We currently operate 80 banking offices, including detached drive-up facilities, in 42 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On March 26, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Absarokee Bancorporation, Inc., or Absarokee, a Montana-based bank holding company that operates one wholly-owned subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. As of March 31, 2015, Absarokee has total assets of approximately $74 million, net loans of approximately $37 million and deposits of approximately $64 million.

Under the terms of the agreement and plan of merger, the Company will pay cash consideration of approximately $7 million, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction. The merger is expected to be completed during third quarter 2015. Subject to regulatory approval, the Company anticipates United Bank will be merged with and into the Company's existing banking subsidiary, FIB, immediately subsequent to the merger.     For additional information regarding the acquisition, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. As a banking organization subject to the standardized approach, the revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of March 31, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes our accounting policy with regard to goodwill.

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

Fair Values of Loans Acquired in Business Combinations

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes our accounting policy with regard to acquired loans.

Results of Operations

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $6.1 million, or 10.6%, to $65.4 million during the three months ended March 31, 2015, as compared to $59.2 million for the same period in 2014. This increase was primarily attributable to growth in interest earning assets as a result of the July 2014 acquisition of Mountain West Financial Corp, or Mountain West. Included in first quarter 2015 net interest income was $1.1 million of interest accretion related to the fair valuation of acquired loans, $351 thousand of which was the result of early loan payoffs.

Despite increases in our net interest income, our net FTE interest margin ratio decreased to 3.43% for the three months ended March 31, 2015, as compared to 3.52% for the same period in 2014. Declines in yields earned on our loan and investment portfolios were partially offset by increases in average outstanding loan and investment balances, reductions in funding costs and a shift in the mix of deposits from higher costing time deposits into lower costing demand and savings deposits. Exclusive of the fair value accretion resulting from the early payoff of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio decreased to 3.38% during the three months ended March 31, 2015, as compared to 3.49% for the same period in 2014.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,895,146	$59,816	4.96%	$4,344,993	$54,192	5.06%
Investment securities (2)	2,294,433	9,641	1.70	2,108,643	9,370	1.80
Interest bearing deposits in banks	546,583	389	0.29	368,784	231	0.25
Federal funds sold	1,174	2	0.69	1,099	1	0.37
Total interest earnings assets	7,737,336	69,848	3.66	6,823,519	63,794	3.79
Non-earning assets	752,077			664,441
Total assets	$8,489,413			$7,487,960
Interest bearing liabilities:
Demand deposits	$2,089,203	$506	0.10%	$1,837,714	$512	0.11%
Savings deposits	1,882,816	628	0.14	1,639,484	595	0.15
Time deposits	1,220,590	2,175	0.72	1,172,866	2,317	0.80
Repurchase agreements	479,525	54	0.05	456,557	66	0.06
Other borrowed funds	4	—	—	6	—	—
Long-term debt	38,113	515	5.48	36,909	473	5.20
Subordinated debentures held by subsidiary trusts	82,477	589	2.90	82,477	588	2.89
Total interest bearing liabilities	5,792,728	4,467	0.31	5,226,013	4,551	0.35
Non-interest bearing deposits	1,723,001			1,403,822
Other non-interest bearing liabilities	66,391			50,185
Stockholders’ equity	907,293			807,940
Total liabilities and stockholders’ equity	$8,489,413			$7,487,960
Net FTE interest income		65,381			59,243
Less FTE adjustments (2)		(1,056)			(1,107)
Net interest income from consolidated statements of income		$64,325			$58,136
Interest rate spread			3.35%			3.44%
Net FTE interest margin (3)			3.43%			3.52%
Cost of funds, including non-interest bearing demand deposits (4)			0.24%			0.28%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$6,862	$(1,238)	$5,624
Investment securities (1)	826	(555)	271
Interest bearing deposits in banks	111	47	158
Federal funds sold	—	1	1
Total change	7,799	(1,745)	6,054
Interest bearing liabilities:
Demand deposits	70	(76)	(6)
Savings deposits	88	(55)	33
Time deposits	94	(236)	(142)
Repurchase agreements	3	(15)	(12)
Long-term debt	15	27	42
Subordinated debentures held by subsidiary trusts	—	1	1
Total change	270	(354)	(84)
Increase (decrease) in FTE net interest income	$7,529	$(1,391)	$6,138

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three months ended March 31, 2015, we recorded a provision for loan losses of $1.1 million, as compared to a reversal of provision for loan losses of $5.0 million recorded during the same period in 2014. The increase in provision is reflective of increases in specific reserves on impaired loans and lower levels of net recoveries of charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income increased $3.7 million, or 15.2%, to $27.8 million for the three months ended March 31, 2015, as compared to $24.1 million for the same period in 2014. Significant components of this increase are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $711 thousand, or 7.8%, to $9.9 million during the three months ended March 31, 2015, as compared to $9.2 million for the same period in 2014, primarily due to increases in interchange revenue due to higher debit and credit card transaction volumes.

Income from the origination and sale of loans increased $1.2 million, or 26.7%, to $5.9 million during the three months ended March 31, 2015, compared to $4.7 million during the same period in 2014. This increase is primarily the result of increased demand in our market areas for both refinancing loans and loans for home purchases. Our total mortgage loans production increased approximately 53% during the three months ended March 31, 2015, as compared to the same period in 2014, with loans originated for home purchases accounting for approximately 57% of our mortgage loan production, as compared to approximately 68% during the same period in 2014.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $482 thousand, or 10.8%, to $4.9 million during the three months ended March 31, 2015, as compared to $4.5 million during the same period in 2014. This increase was due to the combined effects of the addition of new wealth management customers and increases in the market values of new and existing assets under trust management.

Other income increased $1.2 million, or 65.3%, to $3.1 million during the three months ended March 31, 2015, as compared to $1.9 million during the same period in 2014. This increase in other income was primarily due the reversal of accrued expenses of $1.0 million related to the first quarter 2015 settlement of secondary investor claims assumed as part of the July 2014 acquisition of Mountain West.

Non-interest Expense. Non-interest expense increased $5.3 million, or 9.7%, to $59.6 million for the three months ended March 31, 2015, as compared to $54.3 million for the same period in 2014. Significant components of the increase are discussed below.

Salaries and wages expense increased $2.9 million, or 13.1%, to $25.3 million during the three months ended March 31, 2015, as compared to $22.4 million during the same period in 2014, primarily due to increased personnel costs associated with the Mountain West acquisition in July 2014, inflationary wage increases and higher incentive bonus accruals.

Employee benefits expense decreased $533 thousand, or 6.4%, to $7.8 million for the three months ended March 31, 2015, as compared to $8.3 million during the same period in 2014, primarily due to decreases in group health insurance reflective of favorable claims experience.

Furniture and equipment expense increased $595 thousand, or 18.5%, to $3.8 million for the three months ended March 31, 2015, as compared to $3.2 million during the same period in 2014, primarily due to additional software costs associated with the implementation of new systems to assist in accounting for acquired loans, process mortgage loans and automate certain reconciliation functions placed into service during the last half of 2014.

Core deposit intangible amortization expense increased $500 thousand, or 141.2%, to $854 thousand during the three months ended March 31, 2015, as compared to $354 thousand during the same period in 2014, due to the amortization of core deposit intangible assets recorded in conjunction with the acquisition of Mountain West in July 2014.

Other expense increased $1.3 million, or 12.4%, to $11.8 million during the three months ended March 31, 2015, as compared to $10.5 million during the same period in 2014, primarily due to the additional operating costs associated with branches acquired in the July 2014 acquisition of Mountain West. Also contributing to the increase in other expenses during first quarter 2015, as compared to the same period in the prior year, were increases in advertising costs resulting from fluctuations in the timing of advertising campaigns and higher travel and legal costs.

Income Tax Expense. Our effective federal income tax rate was 29.0% for the three months ended March 31, 2015 and 30.7% for the three months ended March 31, 2014. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the three months ended March 31, 2015 and 4.3% for the three months ended March 31, 2014. Decreases in effective federal income tax rates are primarily due to tax credits received on investments in new markets tax credit and low income housing projects during 2015 and the last half of 2014.

Financial Condition

Total assets decreased $81 million, or less than 1.0%, to $8,529 million as of March 31, 2015, from $8,610 million as of December 31, 2014. Significant components of the decrease are discussed below.

Loans. Total loans increased $30 million, or less than 1%, to $4,927 million as of March 31, 2015, as compared to $4,897 million December 31, 2014, with the most notable growth occurring in commercial real estate, commercial and indirect consumer loans. These increases were partially offset by seasonal declines in agricultural and agricultural real estate loans.

Commercial real estate loans increased $31 million, or 1.9%, to $1,670 million as of March 31, 2015, from $1,639 million as of December 31, 2014, and commercial loans increased $14 million, or 1.9%, to $754 million as of March 31, 2015, from $740 million as of December 31, 2014. Management attributes this growth to continuing business expansion in the Company's market areas and the movement of completed commercial construction projects from construction loans to permanent financing.

Indirect consumer loans grew $13 million, or 2.4%, to $566 million as of March 31, 2015, from $553 million as of December 31, 2014, due to continuing expansion of the Company's indirect lending program within existing markets and increases in the average loan amounts advanced in 2015.

Agricultural loans decreased $7 million, or 5.8%, to $118 million as of March 31, 2015, from $125 million as of December 31, 2014. Management attributes this decrease to seasonal reductions in credit lines that typically occur during the first and fourth quarters of each year. In addition, agricultural real estate loans decreased $11 million, or 6.5%, to $157 million as of March 31, 2015, from $168 million as of December 31, 2014, primarily due to scheduled loan repayments.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Non-performing loans:
Non-accrual loans	$73,941	$62,182	$71,915	$79,166	$88,114
Accruing loans past due 90 days or more	5,175	2,576	1,348	1,494	1,664

Total non-performing loans	79,116	64,758	73,263	80,660	89,778
OREO	15,134	13,554	18,496	16,425	16,594

Total non-performing assets	$94,250	$78,312	$91,759	$97,085	$106,372

Troubled debt restructurings not included above	$16,070	$20,952	$20,956	$23,531	$19,687

Non-performing loans to total loans	1.61%	1.32%	1.51%	1.79%	2.06%
Non-performing assets to total loans and OREO	1.91%	1.59%	1.88%	2.15%	2.43%
Non-performing assets to total assets	1.11%	0.91%	1.08%	1.27%	1.40%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2015	Percent of Total	December 31, 2014	Percent of Total
Real estate:
Commercial	$30,761	38.9%	$27,700	42.9%
Construction:		.
Land acquisition and development	8,206	10.4%	8,252	12.7%
Commercial	3,285	4.2%	2,564	4.0%
Residential	669	0.8%	272	0.4%
Total construction	12,160	15.4%	11,088	17.1%
Residential	5,746	7.3%	4,554	7.0%
Agricultural	7,606	9.6%	6,842	10.6%
Total real estate	56,273	71.1%	50,184	77.5%
Consumer	1,135	1.4%	1,282	2.0%
Commercial	20,968	26.5%	12,846	19.8%
Agricultural	738	0.9%	446	0.7%
Other	2	—%	—	—%
Total non-performing loans	$79,116	100.0%	$64,758	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $832 thousand and $1.1 million would have been accrued for the three months ended March 31, 2015 and 2014, respectively.

Non-accrual loans, the largest component of non-performing loans, increased $12 million, or 18.9%, to $74 million as of March 31, 2015, from $62 million as of December 31, 2014, primarily due to the placement of the loans of one commercial and one commercial real estate borrower on non-accrual status.

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

OREO increased $2 million, or 11.7%, to $15 million as of March 31, 2015, from $13 million as of December 31, 2014. During the three months ended March 31, 2015, we recorded OREO additions of $3 million and sold OREO with a book value of $1 million at a net gain of $750 thousand. As of March 31, 2015, the composition of OREO properties was 32% land and land development, 32% commercial, 31% residential real estate, 3% construction and 2% agricultural.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of March 31, 2015, management determined that an allowance for loan losses related to acquired loans of $117 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Balance at beginning of period	$74,200	$74,231	$78,266	$81,371	$85,339
Provision charged to operating expense	1,095	118	261	(2,001)	(5,000)
Charge offs:
Real estate
Commercial	109	485	41	699	817
Construction	30	108	20	48	152
Residential	45	30	84	409	114
Agricultural	2	1	2	2	2
Consumer	1,301	1,658	1,437	934	846
Commercial	374	22	4,678	534	796
Agricultural	—	—	—	—	64
Other	—	—	12	—	—
Total charge-offs	1,861	2,304	6,274	2,626	2,791
Recoveries:
Real estate
Commercial	512	446	181	167	159
Construction	316	736	728	458	87
Residential	154	124	88	26	120
Agricultural	10	—	2	—	1
Consumer	640	686	495	558	608
Commercial	270	162	484	313	2,822
Agricultural	—	1	—	—	26
Total recoveries	1,902	2,155	1,978	1,522	3,823
Net charge-offs	(41)	149	4,296	1,104	(1,032)
Balance at end of period	$75,336	$74,200	$74,231	$78,266	$81,371

Period end loans	$4,927,306	$4,897,443	$4,854,382	$4,506,362	$4,364,838
Average loans	4,895,146	4,870,509	4,751,928	4,436,786	4,344,993
Net loans charged-off to average loans, annualized	—%	0.01%	0.36%	0.10%	(0.10)%
Allowance to period end loans	1.53%	1.52%	1.53%	1.74%	1.86%

Our allowance for loan losses as a percentage of period end loans remained stable at 1.53% as of March 31, 2015, as compared to 1.52% as of December 31, 2014. We experienced a decrease in our allowance for loan losses as a percentage of period end loans to 1.53% as of September 30, 2014, from 1.74% as of June 30, 2014, due to the acquisition of Mountain West loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses.

Although we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $54 million, or 2.4%, to $2,341 million, or 27.5% of total assets, as of March 31, 2015, from $2,287 million, or 26.6% of total assets, as of December 31, 2014. As of March 31, 2015, the estimated duration of our investment portfolio was 2.6 years, as compared to 3.0 years as of December 31, 2014.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2015, we had investment securities with fair values aggregating $433 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $4 million as of March 31, 2015, were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2015 and 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased $161 million, or 20.1%, to $638 million as of March 31, 2015, from $799 million as of December 31, 2014. Decreases in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Goodwill. Goodwill decreased $1 million to $204 million as of March 31, 2015, from $205 million as of December 31, 2014. During first quarter 2015,we completed our review of Mountain West tax items and finalized the fair valuation of acquired deferred tax assets, which resulted in a decrease in recorded goodwill.
Deferred Tax Asset/Liability. As of March 31, 2015, we had a net deferred tax liability of $4 million, as compared to a net deferred tax asset of $5 million as of December 31, 2014. The shift in deferred taxes from a net asset to a net liability was primarily due to decreases in deferred tax assets related to unrealized losses on available-for sale investment securities and the removal of deferred tax assets upon the disposal of real property acquired as part of the Mountain West acquisition. The shift in the deferred taxes from a net asset to a net liability was also impacted by increases in deferred tax liabilities related to tax deductible goodwill from previous acquisitions.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $38 million, or less than 1.0%, to $6,968 million as of March 31, 2015, from $7,006 million as of December 31, 2014. The mix of deposits continued to shift away from higher-costing time deposits to lower-costing savings deposits. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2015	Percent of Total	December 31, 2014	Percent of Total
Non-interest bearing demand	$1,757,664	25.2%	$1,791,364	25.5%
Interest bearing:
Demand	2,098,697	30.1	2,133,273	30.5
Savings	1,906,773	27.5	1,843,355	26.3
Time, $100 and over	504,605	7.2	520,125	7.4
Time, other (1)	700,420	10.1	718,095	10.2
Total interest bearing	5,210,495	74.8	5,214,848	74.5
Total deposits	$6,968,159	100.0%	$7,006,212	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $40 million as of March 31, 2015 and December 31, 2014.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $40 million, or 8.0%, to $462 million as of March 31, 2015, from $502 million as of December 31, 2014, due to fluctuations in the liquidity of our customers.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $16 million, or 24.9%, to $50 million as of March 31, 2015, from $66 million as of December 31, 2014, primarily due to decreases in our incentive bonus payable reflective of the payment of 2014 incentive bonuses during first quarter 2015 and fluctuations in the timing of our corporate income tax payments.

Long-Term Debt. On January 29, 2015, the Company borrowed $4,960 on a 2.78% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $5 million, or less than 1.0%, to $914 million as of March 31, 2015, from $909 million as of December 31, 2014. Retention of earnings during first quarter 2015, were largely offset by the redemption and retirement of Class A common shares.

During the three months ended March 31, 2015, we repurchased and retired 565,875 shares of our Class A common stock in open market transactions at an aggregate purchase price of $15 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act . The revised regulatory capital framework ("Basel III ") includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement; sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, Basel III became effective for us on January 1, 2015. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.

As of March 31, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2015, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2015.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 2015	—	$—	—	1,000,000
February 2015	571,697	25.92	549,163	450,837
March 2015	16,712	26.51	16,712	434,125
Total	588,409	$25.94	565,875	434,125

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

2.2
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

10.7†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.8†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROA) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.9†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance-ROE) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders, filed on April 2, 2015).

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 7, 2015	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date:	May 7, 2015	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer