Form 10-Q
period 2015-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2015-08-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2015 – Class A common stock	21,720,287
June 30, 2015 – Class B common stock	23,786,296

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$163,057	$147,894
Federal funds sold	2,763	543
Interest bearing deposits in banks	340,614	650,233
Total cash and cash equivalents	506,434	798,670
Investment securities:
Available-for-sale	1,592,743	1,711,924
Held-to-maturity (estimated fair values of $553,323 and $584,533 at June 30, 2015 and December 31, 2014, respectively)	546,690	575,186
Total investment securities	2,139,433	2,287,110
Loans held for investment	5,028,624	4,856,615
Mortgage loans held for sale	75,322	40,828
Total loans	5,103,946	4,897,443
Less allowance for loan losses	76,552	74,200
Net loans	5,027,394	4,823,243
Goodwill	204,375	205,574
Premises and equipment, net of accumulated depreciation	189,488	195,212
Company-owned life insurance	177,625	153,821
Other real estate owned (“OREO”)	11,773	13,554
Accrued interest receivable	29,008	27,063
Core deposit intangibles, net of accumulated amortization	11,573	13,282
Mortgage servicing rights, net of accumulated amortization and impairment reserve	14,654	14,038
Deferred tax asset, net	—	4,874
Other assets	74,461	73,495
Total assets	$8,386,218	$8,609,936
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,757,641	$1,791,364
Interest bearing	5,046,760	5,214,848
Total deposits	6,804,401	7,006,212
Securities sold under repurchase agreements	469,145	502,250
Accounts payable and accrued expenses	53,879	66,164
Accrued interest payable	5,366	5,833
Deferred tax liability	3,024	—
Long-term debt	43,068	38,067
Other borrowed funds	3	9
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,461,363	7,701,012
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2015 or December 31, 2014	—	—
Common stock	313,125	323,596
Retained earnings	612,875	587,862
Accumulated other comprehensive loss, net	(1,145)	(2,534)
Total stockholders’ equity	924,855	908,924
Total liabilities and stockholders’ equity	$8,386,218	$8,609,936
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$60,402	$55,565	$119,773	$109,283
Interest and dividends on investment securities:
Taxable	8,000	7,309	15,971	14,949
Exempt from federal taxes	1,040	1,083	2,099	2,180
Interest on deposits in banks	271	225	660	456
Interest on federal funds sold	5	3	7	4
Total interest income	69,718	64,185	138,510	126,872
Interest expense:
Interest on deposits	3,239	3,327	6,548	6,751
Interest on securities sold under repurchase agreements	53	63	107	129
Interest on long-term debt	538	476	1,052	949
Interest on subordinated debentures held by subsidiary trusts	600	592	1,190	1,180
Total interest expense	4,430	4,458	8,897	9,009
Net interest income	65,288	59,727	129,613	117,863
Provision for loan losses	1,340	(2,001)	2,435	(7,001)
Net interest income after provision for loan losses	63,948	61,728	127,178	124,864
Non-interest income:
Other service charges, commissions and fees	11,173	9,699	21,040	18,855
Income from the origination and sale of loans	8,802	6,380	14,708	11,040
Wealth management revenues	4,897	4,609	9,834	9,064
Service charges on deposit accounts	4,053	3,929	7,997	7,804
Investment securities gains, net	46	17	52	88
Other income	2,799	1,937	5,921	3,826
Total non-interest income	31,770	26,571	59,552	50,677
Non-interest expense:
Salaries and wages	26,093	24,440	51,442	46,882
Employee benefits	8,070	7,164	15,850	15,477
Occupancy, net	4,529	4,253	9,021	8,492
Furniture and equipment	3,703	3,157	7,496	6,358
Outsourced technology services	2,593	2,309	5,056	4,609
OREO expense, net of income	(823)	(134)	(884)	(153)
Professional fees	1,514	1,278	2,815	2,648
FDIC insurance premiums	1,304	1,093	2,446	2,209
Mortgage servicing rights amortization	627	583	1,246	1,183
Mortgage servicing rights impairment recovery	(56)	(11)	(71)	(56)
Core deposit intangibles amortization	854	354	1,709	708
Other expenses	13,577	10,837	25,381	21,304
Acquisition expenses	(7)	597	63	597
Total non-interest expense	61,978	55,920	121,570	110,258
Income before income tax expense	33,740	32,379	65,160	65,283
Income tax expense	11,518	11,302	21,958	22,813
Net income	$22,222	$21,077	$43,202	$42,470

Basic earnings per common share	$0.49	$0.48	$0.95	$0.96
Diluted earnings per common share	$0.49	$0.47	$0.94	$0.95
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,222	$21,077	$43,202	$42,470
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	(9,196)	2,816	1,412	17,167
Reclassification adjustment for net gains included in income	(46)	(17)	(52)	(88)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	451	—	902	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	13	35	28	70
Other comprehensive income (loss), before tax	(8,778)	2,834	2,290	17,149
Deferred tax benefit (expense) related to other comprehensive income	3,454	(1,115)	(901)	(6,748)
Other comprehensive income (loss), net of tax	(5,324)	1,719	1,389	10,401
Comprehensive income, net of tax	$16,898	$22,796	$44,591	$52,871
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	43,202	—	43,202
Other comprehensive income, net of tax expense	—	—	1,389	1,389
Common stock transactions:
588,409 common shares purchased and retired	(15,264)	—	—	(15,264)
21,414 common shares issued	—	—	—	—
156,956 non-vested common shares issued	—	—	—	—
1,678 non-vested common shares forfeited	—	—	—	—
129,885 stock options exercised, net of 37,357 shares tendered in payment of option price and income tax withholding amounts	1,670	—	—	1,670
Tax benefit of stock-based compensation	804	—	—	804
Stock-based compensation expense	2,319	—	—	2,319
Common cash dividend declared ($0.40 per share)	—	(18,189)	—	(18,189)
Balance at June 30, 2015	$313,125	$612,875	$(1,145)	$924,855

Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	42,470	—	42,470
Other comprehensive income, net of tax expense	—	—	10,401	10,401
Common stock transactions:
349,930 common shares purchased and retired	(8,764)	—	—	(8,764)
24,581 common shares issued	—	—	—	—
147,876 non-vested common shares issued	—	—	—	—
8,647 non-vested common shares forfeited	—	—	—	—
286,069 stock options exercised, net of 160,377 shares tendered in payment of option price and income tax withholding amounts	3,547	—	—	3,547
Tax benefit of stock-based compensation	1,225	—	—	1,225
Stock-based compensation expense	2,154	—	—	2,154
Common cash dividend declared ($0.32 per share)	—	(14,088)	—	(14,088)
Balance at June 30, 2014	$283,697	$560,469	$(5,640)	$838,526
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,202	$42,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,435	(7,001)
Net gain on disposal of premises and equipment	(856)	(79)
Depreciation and amortization	9,090	7,786
Net premium amortization on investment securities	7,021	7,088
Net gain on investment securities transactions	(52)	(88)
Net gain on sale of mortgage loans held for sale	(10,759)	(7,601)
Net gain on sale of OREO	(1,736)	(766)
Write-downs of OREO and other assets pending disposal	106	10
Net reversal of impairment of mortgage servicing rights	(71)	(56)
Deferred income tax expense	9,108	3,760
Net increase in cash surrender value of company-owned life insurance	(1,304)	(1,724)
Stock-based compensation expense	2,319	2,154
Tax benefits from stock-based compensation expense	804	1,225
Excess tax benefits from stock-based compensation expense	(530)	(1,211)
Originations of mortgage loans held for sale	(561,779)	(412,050)
Proceeds from sales of mortgage loans held for sale	546,871	402,825
Changes in operating assets and liabilities:
Increase in interest receivable	(1,945)	(47)
Increase in other assets	(1,034)	(1,929)
Increase (decrease) in accrued interest payable	(467)	353
Decrease in accounts payable and accrued expenses	(12,268)	(4,788)
Net cash provided by operating activities	28,155	30,331
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(27,640)	(4,141)
Available-for-sale	(223,483)	(175,823)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	55,654	9,347
Available-for-sale	337,538	243,355
Purchases of company-owned life insurance	(22,500)	(15,000)
Proceeds from sales of mortgage servicing rights	—	266
Extensions of credit to customers, net of repayments	(190,392)	(155,523)
Recoveries of loans charged-off	3,285	5,345
Proceeds from sales of OREO	7,807	4,234
Capital expenditures, net of sales	514	(6,309)
Net cash used in investing activities	$(59,217)	$(94,249)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$(201,811)	$45,292
Net increase (decrease) in securities sold under repurchase agreements	(33,105)	5,548
Net increase (decrease) in other borrowed funds	(6)	17
Repayments of long-term debt	(30)	(24)
Advances on long-term debt	5,031	—
Proceeds from issuance of common stock	1,670	3,547
Excess tax benefits from stock-based compensation expense	530	1,211
Purchase and retirement of common stock	(15,264)	(8,764)
Dividends paid to common stockholders	(18,189)	(14,088)
Net cash provided by (used in) financing activities	(261,174)	32,739
Net decrease in cash and cash equivalents	(292,236)	(31,179)
Cash and cash equivalents at beginning of period	798,670	534,827
Cash and cash equivalents at end of period	$506,434	$503,648

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$18,450	$16,190
Cash paid during the period for interest expense	9,364	8,656
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2015 and December 31, 2014, and the results of operations for each of the three and six month periods ended and cash flows for each of the six month periods ended June 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2014 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2015 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The acquisition was completed on July 24, 2015 for cash consideration of $7,234. Immediately subsequent to the acquisition, United Bank was merged with and into the Company's existing bank subsidiary, First Interstate Bank ("FIB"). As of the date of the acquisition, Absarokee has total assets of approximately $73,272, loans of approximately $37,520 and deposits of approximately $63,580.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$622,237	$1,087	$(2,304)	$621,020
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	965,430	10,468	(4,463)	971,435
Private mortgage-backed securities	286	4	(2)	288
Total	$1,587,953	$11,559	$(6,769)	$1,592,743

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$181,642	$4,644	$(524)	$185,762
Corporate securities	50,310	59	(204)	50,165
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	314,326	5,945	(3,288)	316,983
Other investments	412	1	—	413
Total	$546,690	$10,649	$(4,016)	$553,323

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$725,408	$895	$(5,370)	$720,933
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	982,764	11,526	(3,624)	990,666
Private mortgage-backed securities	322	5	(2)	325
Total	$1,708,494	$12,426	$(8,996)	$1,711,924

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$188,941	$5,949	$(386)	$194,504
Corporate securities	32,565	54	(75)	32,544
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	353,176	5,563	(1,758)	356,981
Other Investments	504	—	—	504
Total	$575,186	$11,566	$(2,219)	$584,533

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains	$46	$18	$52	$243
Gross realized losses	—	1	—	155

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$106,516	$(460)	$239,339	$(1,844)	$345,855	$(2,304)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	254,399	(1,480)	133,709	(2,983)	388,108	(4,463)
Private mortgage-backed securities	—	—	83	(2)	83	(2)
Total	$360,915	$(1,940)	$373,131	$(4,829)	$734,046	$(6,769)

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$19,427	$(165)	$13,513	$(359)	$32,940	$(524)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	85,286	(3,288)	—	—	85,286	(3,288)
Corporate securities	31,291	(204)	—	—	31,291	(204)
Total	$136,004	$(3,657)	$13,513	$(359)	$149,517	$(4,016)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$135,888	$(702)	$309,283	$(4,668)	$445,171	$(5,370)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	219,214	(887)	151,380	(2,737)	370,594	(3,624)
Private mortgage-backed securities	—	—	90	(2)	90	(2)
Total	$355,102	$(1,589)	$460,753	$(7,407)	$815,855	$(8,996)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$7,979	$(13)	$20,097	$(373)	$28,076	$(386)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	61,201	(1,758)	—	—	61,201	(1,758)
Corporate securities	14,755	(75)	—	—	14,755	(75)
Total	$83,935	$(1,846)	$20,097	$(373)	$104,032	$(2,219)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 190 and 154 individual investment securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, respectively. Unrealized losses as of June 30, 2015 and December 31, 2014 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three and six months ended June 30, 2015 and 2014.

Maturities of investment securities at June 30, 2015 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2015	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$321,079	$322,976	$97,639	$98,594
After one year but within five years	1,189,454	1,192,101	273,778	276,390
After five years but within ten years	58,106	58,232	125,446	127,706
After ten years	19,314	19,434	49,827	50,633
Total	$1,587,953	$1,592,743	$546,690	$553,323

As of June 30, 2015, the Company had investment securities callable within one year with amortized costs and estimated fair values of $104,832 and $104,923, respectively, including callable structured notes with amortized costs and estimated fair values of $4,996 and $5,004, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2015	December 31, 2014
Real estate loans:
Commercial	$1,704,073	$1,639,422
Construction:
Land acquisition & development	211,889	220,443
Residential	101,023	96,580
Commercial	90,316	101,246
Total construction loans	403,228	418,269
Residential	999,038	999,903
Agricultural	158,506	167,659
Total real estate loans	3,264,845	3,225,253
Consumer:
Indirect consumer	589,479	552,863
Other consumer	144,919	144,141
Credit card	64,728	65,467
Total consumer loans	799,126	762,471
Commercial	819,119	740,073
Agricultural	142,629	124,859
Other, including overdrafts	2,905	3,959
Loans held for investment	5,028,624	4,856,615
Mortgage loans held for sale	75,322	40,828
Total loans	$5,103,946	$4,897,443

Loans from business combinations included in the table above include certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of June 30, 2015 and 2014:

As of June 30,	2015	2014

Outstanding balance	$35,555	$—

Carrying value
Loans on accrual status	22,293	—
Loans on non-accrual status	—	—
Total carrying value	$22,293	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and six ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance	$6,980	$—	$5,781	$—
Accretion income	(807)	—	(1,355)	—
Reductions due to exit events	—	—	(396)	—
Reclassifications from (to) nonaccretable differences	1,309	—	3,452	—
Ending balance	$7,482	$—	$7,482	$—

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2015	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5,123	$2,803	$111	$8,037	$1,669,445	$26,591	$1,704,073
Construction:
Land acquisition & development	1,075	276	156	1,507	202,620	7,762	211,889
Residential	417	—	—	417	100,274	332	101,023
Commercial	—	—	—	—	86,874	3,442	90,316
Total construction loans	1,492	276	156	1,924	389,768	11,536	403,228
Residential	3,563	1,524	929	6,016	990,453	2,569	999,038
Agricultural	875	261	—	1,136	150,586	6,784	158,506
Total real estate loans	11,053	4,864	1,196	17,113	3,200,252	47,480	3,264,845
Consumer:
Indirect consumer	3,382	507	26	3,915	585,200	364	589,479
Other consumer	785	121	29	935	143,241	743	144,919
Credit card	415	224	391	1,030	63,684	14	64,728
Total consumer loans	4,582	852	446	5,880	792,125	1,121	799,126
Commercial	8,285	812	190	9,287	788,210	21,622	819,119
Agricultural	700	30	10	740	141,264	625	142,629
Other, including overdrafts	—	—	311	311	2,594	—	2,905
Loans held for investment	24,620	6,558	2,153	33,331	4,924,445	70,848	5,028,624
Mortgage loans originated for sale	—	—	—	—	75,322	—	75,322
Total loans	$24,620	$6,558	$2,153	$33,331	$4,999,767	$70,848	$5,103,946

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $875 and $1,061 for the three months ended June 30, 2015 and 2014, respectively, and approximately $1,613 and $2,182 for the six months ended June 30, 2015 and 2014 respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of June 30, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$60,786	$31,201	$17,201	$48,402	$1,810
Construction:
Land acquisition & development	22,630	6,452	5,915	12,367	569
Residential	969	332	—	332	—
Commercial	3,796	426	1,590	2,016	1,606
Total construction loans	27,395	7,210	7,505	14,715	2,175
Residential	5,442	2,291	1,429	3,720	127
Agricultural	9,094	6,396	2,202	8,598	712
Total real estate loans	102,717	47,098	28,337	75,435	4,824
Commercial	28,472	11,275	12,298	23,573	3,279
Agricultural	2,110	427	1,058	1,485	618
Total	$133,299	$58,800	$41,693	$100,493	$8,721

As of December 31, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$39,513	$211	$57,588	$241
Construction:
Land acquisition & development	8,664	12	13,563	11
Residential	338	—	785	—
Commercial	3,492	—	1,471	2
Total construction loans	12,494	12	15,819	13
Residential	3,014	1	5,852	1
Agricultural	8,572	13	9,747	25
Total real estate loans	63,593	237	89,006	280
Commercial	21,841	112	14,162	14
Agricultural	1,004	8	742	6
Total	$86,438	$357	$103,910	$300

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$40,652	$361	$60,870	$457
Construction:
Land acquisition & development	8,720	22	14,554	22
Residential	302	—	1,051	—
Commercial	3,133	2	918	4
Total construction loans	12,155	24	16,523	26
Residential	2,719	2	5,969	3
Agricultural	8,666	35	9,830	29
Total real estate loans	64,192	422	93,192	515
Commercial	17,874	120	14,231	28
Agricultural	857	13	538	12
Total	$82,923	$555	$107,961	$555

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $1,045 and $1,301 for the three months ended June 30, 2015 and 2014, respectively, and approximately $2,011 and $2,412 for the six months ended June 30, 2015 and 2014 respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $37,363 as of June 30, 2015, of which $22,236 were included in non-accrual loans and $15,127 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44,227 as of December 31, 2014, of which $23,275 were included in non-accrual loans and $20,952 were on accrual status.

No troubled debt restructurings occurred during the three months ended June 30, 2015. The following table presents information on the Company's troubled debt restructurings that occurred during the six months ended June 30, 2015:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial	1	$—	$10	$—	$—	$10
Total loans restructured during period	1	$—	$10	$—	$—	$10

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or six months ended June 30, 2015 or 2014.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the periods indicated. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Notes	Balance	Number of Notes	Balance
Commercial Real Estate	—	$—	1	$1,822

At June 30, 2015, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$83,194	$85,323	$7,952	$176,469
Construction:
Land acquisition & development	13,426	14,190	2,031	29,647
Residential	857	2,165	29	3,051
Commercial	—	409	3,161	3,570
Total construction loans	14,283	16,764	5,221	36,268
Residential	8,434	9,387	1,002	18,823
Agricultural	9,826	14,838	595	25,259
Total real estate loans	115,737	126,312	14,770	256,819
Consumer:
Indirect consumer	843	1,454	161	2,458
Other consumer	557	930	349	1,836
Credit card	—	—	—	—
Total consumer loans	1,400	2,384	510	4,294
Commercial	34,776	24,519	15,691	74,986
Agricultural	3,794	6,684	730	11,208
Total	$155,707	$159,899	$31,701	$347,307

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84,533	$83,448	$15,246	$183,227
Construction:
Land acquisition & development	11,826	15,016	2,507	29,349
Residential	2,029	2,666	—	4,695
Commercial	39	253	2,442	2,734
Total construction loans	13,894	17,935	4,949	36,778
Residential	10,473	10,848	1,121	22,442
Agricultural	10,122	12,328	612	23,062
Total real estate loans	119,022	124,559	21,928	265,509
Consumer:
Indirect consumer	916	1,590	121	2,627
Other consumer	553	1,085	432	2,070
Credit card	—	348	1,263	1,611
Total consumer loans	1,469	3,023	1,816	6,308
Commercial	25,766	32,433	10,273	68,472
Agricultural	7,827	3,660	837	12,324
Total	$154,084	$163,675	$34,854	$352,613

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended June 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,659	$5,499	$15,196	$982	$—	$75,336
Provision charged to operating expense	461	646	224	9	—	1,340
Less loans charged-off	(610)	(837)	(61)	—	—	(1,508)
Add back recoveries of loans previously charged-off	425	520	438	1	—	1,384
Ending balance	$53,935	$5,828	$15,797	$992	$—	$76,552

Six Months Ended June 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(570)	1,771	1,217	17	—	2,435
Less loans charged-off	(795)	(2,138)	(435)	—	—	(3,368)
Add back recoveries of loans previously charged-off	1,416	1,160	708	1	—	3,285
Ending balance	$53,935	$5,828	$15,797	$992	$—	$76,552

As of June 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,824	$—	$3,279	$618	$—	$8,721
Loans collectively evaluated for impairment	49,111	5,828	12,518	374	—	67,831
Allowance for loan losses	$53,935	$5,828	$15,797	$992	$—	$76,552

Total loans:
Individually evaluated for impairment	$75,435	$—	$23,573	$1,485	$—	$100,493
Collectively evaluated for impairment	3,264,732	799,126	795,546	141,144	2,905	5,003,453
Total loans	$3,340,167	$799,126	$819,119	$142,629	$2,905	$5,103,946

Three Months Ended June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$59,830	$5,377	$15,701	$463	$—	$81,371
Provision charged to operating expense	(2,011)	346	(494)	158	—	(2,001)
Less loans charged-off	(1,158)	(934)	(534)	—	—	(2,626)
Add back recoveries of loans previously charged-off	651	558	313	—	—	1,522
Ending balance	$57,312	$5,347	$14,986	$621	$—	$78,266

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Six Months Ended June 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(5,386)	(232)	(1,566)	183	—	(7,001)
Less loans charged-off	(2,243)	(1,780)	(1,330)	(64)	—	(5,417)
Add back recoveries of loans previously charged-off	1,018	1,166	3,135	26	—	5,345
Ending balance	$57,312	$5,347	$14,986	$621	$—	$78,266

As of December 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$3,961	$—	$1,190	$641	$—	$5,792
Loans collectively evaluated for impairment	49,923	5,035	13,117	333	—	68,408
Allowance for loan losses	$53,884	$5,035	$14,307	$974	$—	$74,200

Total loans:
Individually evaluated for impairment	$62,775	$—	$14,526	$1,179	$—	$78,480
Collectively evaluated for impairment	3,203,306	762,471	725,547	123,680	3,959	4,818,963
Total loans	$3,266,081	$762,471	$740,073	$124,859	$3,959	$4,897,443

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of June 30, 2015 and December 31, 2014, the Company's allowance for loan losses included $501 and $287, respectively, related to acquired loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$15,134	$16,594	$13,554	$15,504
Additions	1,139	984	4,396	4,399
Valuation adjustments	—	(10)	(106)	(10)
Dispositions	(4,500)	(1,143)	(6,071)	(3,468)
Ending balance	$11,773	$16,425	$11,773	$16,425

Foreclosed residential real estate properties of $3,708 were included in other real estate owned as of June 30, 2015. Consumer mortgage loans collateralized by residential real estate property of $65 were in the process of foreclosure as of June 30, 2015.

(7)	Long-Term Debt

On January 29, 2015, the Company borrowed $4,960 on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

(8)	Capital Stock

The Company had 21,720,287 shares of Class A common stock and 23,786,296 shares of Class B common stock outstanding as of June 30, 2015. The Company had 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock outstanding as of December 31, 2014.

During the six months ended June 30, 2015, the Company repurchased and retired 565,875 shares of its Class A common stock in open market transactions at an aggregate purchase price of $14,674. During the six months ended June 30, 2014, the Company repurchased and retired 325,418 shares of its Class A common stock in a privately negotiated transaction at an aggregate purchase price of $8,143. The repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 434,125 shares of its Class A common stock. All other stock repurchases during the three and six months ended June 30, 2015 and 2014 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,222	$21,077	$43,202	$42,470
Weighted average common shares outstanding for basic earnings per share computation	45,143,122	44,044,260	45,260,104	44,021,166
Dilutive effects of stock-based compensation	463,564	531,703	582,935	573,689
Weighted average common shares outstanding for diluted earnings per common share computation	45,606,686	44,575,963	45,843,039	44,594,855

Basic earnings per common share	$0.49	$0.48	$0.95	$0.96
Diluted earnings per common share	$0.49	$0.47	$0.94	$0.95

The Company had 166,362 and 107,651 shares of unvested restricted stock as of June 30, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had no anti-dilutive stock options outstanding as of June 30, 2015 or June 30, 2014.

(10)	Regulatory Capital

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act . The revised regulatory capital framework ("Basel III ") includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, Basel III became effective for us on January 1, 2015. Certain deductions and adjustments to regulatory capital began to phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of June 30, 2015 and December 31, 2014, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of June 30, 2015 and December 31, 2014 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total risk-based capital:
Consolidated	$924,408	15.4%	$481,244	8.0%	$601,555	10.0%
FIB	857,522	14.3	479,416	8.0	599,270	10.0
Tier 1 risk-based capital:
Consolidated	835,198	13.9	360,933	6.0	481,244	8.0
FIB	776,594	13.0	359,562	6.0	479,416	8.0
Common equity tier 1 risk-based capital:
Consolidated	755,198	12.6	270,700	4.5	391,011	6.5
FIB	776,594	13.0	269,671	4.5	389,525	6.5
Leverage capital ratio:
Consolidated	835,198	10.1	330,350	4.0	412,938	5.0
FIB	776,594	9.4	329,180	4.0	411,475	5.0

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital:
Consolidated	$897,769	16.2%	$444,685	8.0%	$555,856	10.0%
FIB	832,907	15.1	442,468	8.0	553,085	10.0
Tier 1 risk-based capital:
Consolidated	807,229	14.5	222,343	4.0	333,514	6.0
FIB	754,708	13.7	221,234	4.0	331,851	6.0
Leverage capital ratio:
Consolidated	807,229	9.6	335,897	4.0	419,871	5.0
FIB	754,708	9.2	330,006	4.0	412,507	5.0

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company believes it has meritorious grounds for appeal of the final judgment and, in the event mandatory mediation of the case scheduled for third quarter 2015 is unsuccessful, intends to appeal to the Montana Supreme Court to set aside or substantially reduce the punitive damages award and grant the Bank a new trial. In recent appellate cases, the Montana Supreme Court has reduced excessive punitive damage awards to comply with the upper limit of the federal due process guidelines, or to an amount equal to less than ten times the compensatory damages awarded, in even the most egregious cases. Although the Company believes it has meritorious defenses and appellate issues for this litigation, these proceedings are subject to many uncertainties and, given their complexity and scope, the final outcome cannot be predicted and could have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. During third quarter 2014, the Company accrued $4,000 of litigation-related expense, which takes into consideration the federal due process guidelines related to punitive damage awards and the plaintiff's attorneys fees.

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof of all other claims and litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Other Commitments. As of June 30, 2015, the Company had commitments under construction agreements of $2,433.

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2015, commitments to extend credit to existing and new borrowers approximated $995,388, which included $528,943 on unused credit card lines and $357,999 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2015, the Company had outstanding standby letters of credit of $58,105. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $4,396 and $4,399 to OREO during the six months ended June 30, 2015 and 2014, respectively.

The Company transferred internally originated mortgage servicing rights of $1,792 and $1,024 from loans to mortgage servicing assets during the six months ended June 30, 2015 and 2014, respectively.

The Company transferred loans of $10,619 to loans held for sale during the six months ended June 30, 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2015	2014	2015	2014	2015	2014
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$(9,196)	$2,816	$(3,618)	$1,108	$(5,578)	$1,708
Reclassification adjustment for net gains included in net income	(46)	(17)	(18)	(7)	(28)	(10)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	451	—	177	—	274	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	13	35	5	14	8	21
Total other comprehensive income (loss)	$(8,778)	$2,834	$(3,454)	$1,115	$(5,324)	$1,719

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2015	2014	2015	2014	2015	2014
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$1,412	$17,167	$555	$6,755	$857	$10,412
Reclassification adjustment for net gains included in net income	(52)	(88)	(20)	(35)	(32)	(53)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	902	—	355	—	547	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	28	70	11	28	17	42
Total other comprehensive income	$2,290	$17,149	$901	$6,748	$1,389	$10,401

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	June 30, 2015	December 31, 2014
Net unrealized loss on investment securities available-for-sale	$(749)	$(2,121)
Net actuarial loss on defined benefit post-retirement benefit plans	(396)	(413)
Net accumulated other comprehensive loss	$(1,145)	$(2,534)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$621,020	$—	$621,020	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	971,435	—	971,435	—
Private mortgage-backed securities	288	—	288	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$720,933	$—	$720,933	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	990,666	—	990,666	—
Private mortgage-backed securities	325	—	325	—

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the six months ended June 30, 2015 or 2014.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$50,131	$—	$—	$50,131
Other real estate owned	5,623	—	—	5,623
Long-lived assets to be disposed of by sale	1,083	—	—	1,083

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$30,494	$—	$—	$30,494
Other real estate owned	4,554	—	—	4,554
Long-lived assets to be disposed of by sale	1,083	—	—	1,083

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2015, certain impaired loans with a carrying value of $70,827 were reduced by specific valuation allowance allocations of $8,721 and partial loan charge-offs of $11,975 resulting in a reported fair value of $50,131. As of December 31, 2014, certain impaired loans with a carrying value of $45,046 were reduced by specific valuation allowance allocations of $5,792 and partial loan charge-offs of $8,760 resulting in a reported fair value of $30,494.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $106 and $10 during the six months ended June 30, 2015 and 2014, respectively, were based on management's estimate of the current fair value of the properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2015 and December 31, 2014, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $1,785 that were reduced by write-downs of $702 resulting in an aggregate fair value of $1,083.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of June 30, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$50,131	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	5,623	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

As of December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30,494	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,554	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$506,434	$506,434	$506,434	$—	$—
Investment securities available-for-sale	1,592,743	1,592,743	—	1,592,743	—
Investment securities held-to-maturity	546,690	553,323	—	553,323	—
Accrued interest receivable	29,008	29,008	—	29,008	—
Mortgage servicing rights, net	14,654	28,320	—	28,320	—
Net loans	5,027,394	5,000,935	—	4,950,804	50,131
Total financial assets	$7,716,923	$7,710,763	$506,434	$7,154,198	$50,131

Financial liabilities:
Total deposits, excluding time deposits	$5,655,166	$5,655,166	$5,655,166	$—	$—
Time deposits	1,149,235	1,153,809	—	1,153,809	—
Securities sold under repurchase agreements	469,145	469,145	—	469,145	—
Other borrowed funds	3	3	—	3	—
Accrued interest payable	5,366	5,366	—	5,366	—
Long-term debt	43,068	41,584	—	41,584	—
Subordinated debentures held by subsidiary trusts	82,477	76,393	—	76,393	—
Total financial liabilities	$7,404,460	$7,401,466	$5,655,166	$1,746,300	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$798,670	$798,670	$798,670	$—	$—
Investment securities available-for-sale	1,711,924	1,711,924	—	1,711,924	—
Investment securities held-to-maturity	575,186	584,533	—	584,533	—
Accrued interest receivable	27,063	27,063	—	27,063	—
Mortgage servicing rights, net	14,038	21,434	—	21,434	—
Net loans	4,823,243	4,800,725	—	4,770,231	30,494
Total financial assets	$7,950,124	$7,944,349	$798,670	$7,115,185	$30,494

Financial liabilities:
Total deposits, excluding time deposits	$5,767,992	$5,767,992	$5,767,992	$—	$—
Time deposits	1,238,220	1,244,324	—	1,244,324	—
Securities sold under repurchase agreements	502,250	502,250	—	502,250	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	5,833	5,833	—	5,833	—
Long-term debt	38,067	37,781	—	37,781	—
Subordinated debentures held by subsidiary trusts	82,477	75,734	—	75,734	—
Total financial liabilities	$7,634,848	$7,633,923	$5,767,992	$1,865,931	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(16)	Recent Authoritative Accounting Guidance

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

ASU 2015-05 "Intangibles-Goodwill and Other Internal-Use Software." The amendments in ASU 2015-05 (i) provide guidance about whether a cloud computing arrangement includes a software license. Under the guidance in ASU 2015-05, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance in ASU 2015-05 does not change generally accepted accounting principles for a customer's accounting for service contracts. The amendments in ASU 2015-05 are effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amendments in ASU 2015-05, which may be adopted retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. Adoption of the amendments in ASU 2015-05 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2015-10 "Technical Corrections and Improvements." The amendments in ASU 2015-10 represent changes to clarify the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. All other amendments in ASU 2015-10 became effective in June 2015. The amendments in ASU 2015-03 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(17)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On July 23, 2015, the Company declared a quarterly dividend to common shareholders of $0.20 per share, to be paid on August 14, 2015 to shareholders of record as of August 3, 2015.

On July 24, 2015, the Company completed the acquisition of Absarokee, parent company of United Bank, and the subsequent merger of United Bank with and into FIB. For additional information regarding the acquisition and subsequent bank merger, see "Note 2 - Acquisitions."

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of June 30, 2015, we had consolidated assets of $8,386 million, deposits of $6,804 million, loans of $5,104 million and total stockholders’ equity of $925 million. We currently operate 83 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and western South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On March 26, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Absarokee Bancorporation, Inc., or Absarokee, a Montana-based bank holding company that operates one wholly-owned subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. The acquisition was completed on July 24, 2015. Pursuant to the terms of the Agreement and Plan of Merger to acquire Absarokee, the Company paid cash consideration of $7.2 million. As of the acquisition date, Absarokee had total assets of $73 million, loans of $38 million and deposits of $64 million. Immediately subsequent to the acquisition, the Company merged United Bank with and into its existing banking subsidiary, FIB. For additional information regarding the acquisition, see “Note 2 – Acquisitions” and "Note 17 – Subsequent Events" in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. As a banking organization subject to the standardized approach, the revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of June 30, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Results of Operations

Principal factors used in managing and evaluating our results of operations include return on average equity, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the volume and composition of interest earning assets and interest bearing liabilities. The most significant impact on our net interest income between periods is derived from the interaction of changes in the rates earned or paid on interest earning assets and interest bearing liabilities, which we refer to as interest rate spread. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the interest rate spread, produces changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, also support earning assets.

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

Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, common equity tier 1 risk-based capital ratio and tangible common equity to tangible assets.

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

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $5.6 million, or 9.2%, to $66.4 million during the three months ended June 30, 2015, as compared to $60.8 million for the same period in 2014, and $11.8 million, or 9.8%, to $131.8 million during the six months ended June 30, 2015, as compared to $120.0 million for the same period in 2014. These increases were primarily attributable to growth in average interest earning assets as a result of the July 2014 acquisition of Mountain West Financial Corp, or Mountain West, in which we acquired cash and cash equivalents totaling $74 million, loans totaling $360 million and investment securities totaling $105 million. In addition,we experienced organic growth in total loans of approximately 5.3% from June 30, 2014 through June 30, 2015, which also positively impacted our quarter-to-date and year-to-date net FTE interest income.

Also positively impacting our net interest income during the three and six months ended June 30, 2015, as compared to the same periods in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.6 million during the three months ended June 30, 2015, of which $470 thousand was the result of early loan payoffs. For the six months ended June 30, 2015, interest accretion related to the fair valuation of acquired loans was $2.7 million, of which $821 thousand was the result of early loan payoffs.

Despite increases in our net interest income, our net FTE interest margin ratio decreased 7 basis points to 3.47% for the three months ended June 30, 2015, as compared to 3.54% for the same period in 2014, and 8 basis points to 3.45% for the six months ended June 30, 2015, as compared to 3.53% during the same period in 2014. Decreases in net FTE interest margin ratio during the three and six months ended June 30, 2015, as compared to the same periods in 2014, were primarily due to lower yields earned on loans and investment securities, which were partially offset by increases in the average outstanding interest earning assets and reductions in funding costs. Exclusive of the fair value accretion resulting from the early payoff of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.40% during the three months ended June 30, 2015, as compared to 3.46% for the same period in 2014, and 3.39% during the six months ended June 30, 2015, as compared to 3.48% during the same period in 2014.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,991,416	$60,911	4.89%	$4,436,786	$56,019	5.06%
Investment securities (2)	2,319,636	9,642	1.67	2,091,438	9,017	1.73
Interest bearing deposits in banks	369,345	271	0.29	356,911	225	0.25
Federal funds sold	3,168	5	0.63	1,958	3	0.61
Total interest earnings assets	7,683,565	70,829	3.70	6,887,093	65,264	3.80
Non-earning assets	743,545			669,029
Total assets	$8,427,110			$7,556,122
Interest bearing liabilities:
Demand deposits	$2,086,443	$524	0.10%	$1,878,483	$513	0.11%
Savings deposits	1,874,508	624	0.13	1,653,034	598	0.15
Time deposits	1,175,753	2,091	0.71	1,148,832	2,216	0.77
Repurchase agreements	448,810	53	0.05	438,744	63	0.06
Other borrowed funds	7	—	—	8	—	—
Long-term debt	43,039	538	5.01	36,897	476	5.17
Subordinated debentures held by subsidiary trusts	82,477	600	2.92	82,477	592	2.88
Total interest bearing liabilities	5,711,037	4,430	0.31	5,238,475	4,458	0.34
Non-interest bearing deposits	1,739,329			1,443,239
Other non-interest bearing liabilities	55,515			44,291
Stockholders’ equity	921,229			830,117
Total liabilities and stockholders’ equity	$8,427,110			$7,556,122
Net FTE interest income		66,399			60,806
Less FTE adjustments (2)		(1,111)			(1,079)
Net interest income from consolidated statements of income		$65,288			$59,727
Interest rate spread			3.39%			3.46%
Net FTE interest margin (3)			3.47%			3.54%
Cost of funds, including non-interest bearing demand deposits (4)			0.24%			0.27%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$4,943,547	$120,727	4.92%	$4,391,143	$110,211	5.06%
Investment securities (2)	2,307,104	19,283	1.69	2,099,993	18,387	1.77
Interest bearing deposits in banks	457,475	660	0.29	362,815	456	0.25
Federal funds sold	2,176	7	0.65	1,531	4	0.53
Total interest earnings assets	7,710,302	140,677	3.68	6,855,482	129,058	3.80
Non-earning assets	747,788			666,748
Total assets	$8,458,090			$7,522,230
Interest bearing liabilities:
Demand deposits	$2,087,815	$1,030	0.10%	$1,858,211	$1,025	0.11%
Savings deposits	1,878,640	1,252	0.13	1,646,296	1,193	0.15
Time deposits	1,198,048	4,266	0.72	1,160,783	4,533	0.79
Repurchase agreements	464,083	107	0.05	447,601	129	0.06
Other borrowed funds	5	—	—	7	—	—
Long-term debt	40,589	1,052	5.23	36,903	949	5.19
Subordinated debentures held by subsidiary trusts	82,477	1,190	2.91	82,477	1,180	2.89
Total interest bearing liabilities	5,751,657	8,897	0.31	5,232,278	9,009	0.35
Non-interest bearing deposits	1,731,210			1,423,639
Other non-interest bearing liabilities	60,924			47,223
Stockholders’ equity	914,299			819,090
Total liabilities and stockholders’ equity	$8,458,090			$7,522,230
Net FTE interest income		131,780			120,049
Less FTE adjustments (2)		(2,167)			(2,186)
Net interest income from consolidated statements of income		$129,613			$117,863
Interest rate spread			3.37%			3.45%
Net FTE interest margin (3)			3.45%			3.53%
Cost of funds, including non-interest bearing demand deposits (4)			0.24%			0.27%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2015 compared with Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 compared with Six Months Ended June 30, 2014
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$7,002	$(2,110)	$4,892	$13,864	$(3,348)	$10,516
Investment securities (1)	984	(359)	625	1,814	(919)	895
Interest bearing deposits in banks	8	38	46	119	85	204
Federal funds sold	2	—	2	2	1	3
Total change	7,996	(2,431)	5,565	15,799	(4,181)	11,618
Interest bearing liabilities:
Demand deposits	57	(46)	11	127	(122)	5
Savings deposits	80	(54)	26	168	(109)	59
Time deposits	52	(177)	(125)	146	(413)	(267)
Repurchase agreements	1	(11)	(10)	5	(27)	(22)
Long-term debt	79	(17)	62	95	8	103
Subordinated debentures held by subsidiary trusts	—	8	8	—	10	10
Total change	269	(297)	(28)	541	(653)	(112)
Increase (decrease) in FTE net interest income	$7,727	$(2,134)	$5,593	$15,258	$(3,528)	$11,730

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three and six months ended June 30, 2015, we recorded a provision for loan losses of $1.3 million and $2.4 million, as compared to the reversal of provision for loan losses of $2.0 million and $7.0 million recorded during the same respective periods in 2014. The increase in provision is reflective of loan growth, increases in specific reserves on impaired loans and lower levels of recoveries of previously charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income increased $5.2 million, or 19.6%, to $31.8 million for the three months ended June 30, 2015, as compared to $26.6 million for the same period in 2014, and $8.9 million, or 17.5%, to $59.6 million for the six months ended June 30, 2015, as compared to $50.7 million during the same period in 2014. Significant components of these increases are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $1.5 million, or 15.2%, to $11.2 million during the three months ended June 30, 2015, as compared to $9.7 million for the same period in 2014, and $2.2 million, or 11.6%, to $21.0 million for the six months ended June 30, 2015, as compared to $18.9 million during the same period in 2014. These increases were primarily due to additional interchange revenue resulting from higher debit and credit card transaction volumes.

Income from the origination and sale of loans increased $2.4 million, or 38.0%, to $8.8 million during the three months ended June 30, 2015, as compared to $6.4 million during the same period in 2014, and $3.7 million, or 33.2%, to $14.7 million during the six months ended June 30, 2015, as compared to $11.0 million during the same period in 2014. During second quarter 2015, we sold $10.6 million of seasoned portfolio loans at an aggregate gain of $410 thousand. The remaining quarter-to-date and year-to-date increases in income from the origination and sale of loans, as compared to the same periods in 2014, were primarily the result of increased demand in our market areas for both refinancing loans and loans for home purchases. Our total mortgage loans production increased approximately 39% during the six months ended June 30, 2015, as compared to the same period in 2014, with loans originated for home purchases accounting for approximately 62% of our mortgage loan production, as compared to approximately 73% during the same period in 2014.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $288 thousand, or 6.2%, to $4.9 million during the three months ended June 30, 2015, as compared to $4.6 million during the same period in 2014, and $770 thousand, or 8.5%, to $9.8 million during the six months ended June 30, 2015, as compared to $9.1 million during the same period in 2014. Increases in wealth management revenues during the three and six months ended June 30, 2015, as compared to the same periods in 2014, were due to the combined effects of the addition of new wealth management customers and increases in the market values of assets under trust management.

Other income increased $862 thousand, or 44.5%, to $2.8 million during the three months ended June 30, 2015, as compared to $1.9 million during the same period in 2014, and $2.1 million, or 54.8%, to $5.9 million during the six months ended June 30, 2015, as compared to $3.8 million during the same period in 2014. During second quarter 2015, we recorded a gain of $863 thousand on the sale of land. In addition, during first quarter 2015, we reached a settlement on and reversed a $1.0 million accrual related to secondary investor claims assumed as part of the July 2014 acquisition of Mountain West.

Non-interest Expense. Non-interest expense increased $6.1 million, or 10.8%, to $62.0 million for the three months ended June 30, 2015, as compared to $55.9 million for the same period in 2014, and $11.3 million, or 10.3%, to $121.6 million during the six months ended June 30, 2015, as compared to $110.3 million in the same period in 2014. Significant components of these increases are discussed below.

Salaries and wages expense increased $1.7 million, or 6.8%, to $26.1 million during the three months ended June 30, 2015, as compared to $24.4 million during the same period in 2014, and $4.6 million, or 9.7%, to $51.4 million during the six months ended June 30, 2015, as compared to $46.9 million during the same period in 2014. Quarter-to-date and year-to-date increases in salaries and wages expense, as compared to the prior year, were primarily the result of increased personnel costs associated with the Mountain West acquisition in July 2014, inflationary wage increases and higher commissioned pay reflective of increased mortgage loan origination during the first half of 2015.

Employee benefits expense increased $906 thousand, or12.6%, to $8.1 million for the three months ended June 30, 2015, as compared to $7.2 million during the same period in 2014, and $373 thousand, or 2.4%, to $15.9 million during the six months ended June 30, 2015, as compared to $15.5 million during the same period in 2014. Increases in employee benefits expense during the three and six months ended June 30, 2015, as compared to the same periods in 2014, were reflective of increased benefits costs associated with the Mountain West acquisition in July 2014 and increases in group health insurance expense.

Furniture and equipment expense increased $546 thousand, or 17.3%, to $3.7 million for the three months ended June 30, 2015, as compared to $3.2 million during the same period in 2014, and $1.1 million, or 17.9%, to $7.5 million during the six months ended June 30, 2015, as compared to $6.4 million during the same period in the prior year. These increases were primarily due to additional software costs associated with the implementation of new systems placed into service during the last half of 2014 to assist in accounting for acquired loans, process mortgage loans and automate certain reconciliation functions.

Net OREO income increased $689 thousand, or 514.2%, to $823 thousand during the three months ended June 30, 2015, as compared to $134 thousand during the same period in 2014, and $731 thousand, or 477.8%, to $884 thousand during the six months ended June 30, 2015, as compared to $153 thousand in the same period in 2014, primarily due to increases in net gains recognized on the sale of OREO properties. During the three and six months ended June 30, 2015, we recorded net gains on the sale of OREO properties of $986 thousand and $1.7 million, respectively, as compared to net gains on the sale of OREO properties of $331 thousand and $766 thousand recorded during the same respective periods in 2014.

Core deposit intangible amortization expense increased $500 thousand, or 141.2%, to $854 thousand during the three months ended June 30, 2015, as compared to $354 thousand during the same period in 2014, and $1.0 million, or 141.4%, to $1.7 million during the six months ended June 30, 2015, as compared to $708 thousand during the same period in 2014. Increases in core deposit amortization expense were due to the amortization of core deposit intangible assets recorded in conjunction with the acquisition of Mountain West in July 2014.

Other expense increased $2.7 million, or 25.3%, to $13.6 million during the three months ended June 30, 2015, as compared to $10.8 million during the same period in 2014, and $4.1 million, or 19.1%, to $25.4 million during the six months ended June 30, 2015, as compared to $21.3 million for the same period in 2014. During second quarter 2015, we recorded a one-time contract termination fee of $876 thousand related to a change in payment service provider. In addition, fraud loses increased $416 thousand, or 137.3%, to $719 thousand during second quarter 2015, as compared to $303 thousand the same period in 2014, and $456 thousand, or 98.7%, to $918 thousand during the six months ended June 30, 2015, as compared to $462 thousand during the same period in 2014, primarily due to unusually high fraudulent credit card activity. The remaining quarter-to-date and year-to-date increases in other expense, were primarily due to the additional operating costs associated with branches acquired in the July 2014 acquisition of Mountain West, increases in advertising costs due to fluctuations in the timing of advertising campaigns and higher travel and legal costs.

During the six months ended June 30, 2015 and 2014, we recorded $63 thousand and $597 thousand, respectively, of acquisition-related expenses. These acquisition-related expenses primarily include legal and professional fees and travel expenses. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective federal income tax rate was 29.5% for the six months ended June 30, 2015 and 30.7% for the six months ended June 30, 2014. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the six months ended June, 2015 and 2014. Decreases in effective federal income tax rates are primarily due to tax credits received on investments in new markets tax credit and low income housing projects during 2015 and the last half of 2014.

Financial Condition

Total assets decreased $224 million, or 2.6%, to $8,386 million as of June 30, 2015, from $8,610 million as of December 31, 2014. Absent deposit growth during the first six months of 2015, loan growth was funded through available funds resulting in decreases in cash and cash equivalents and investment securities from December 31, 2014 to June 30, 2015. Significant fluctuations in balance sheet accounts are discussed below.

Loans. Total loans increased $207 million, or 4.2%, to $5,104 million as of June 30, 2015, as compared to $4,897 million December 31, 2014, with the most notable growth occurring in commercial, commercial real estate, indirect consumer and agricultural loans.

Continuing business expansion in our market areas and the movement of completed commercial construction projects from construction loans to permanent financing resulted in increases in the commercial and commercial real estate loan portfolios. Commercial loans increased $79 million, or 10.7%, to $819 million as of June 30, 2015, from $740 million as of December 31, 2014, and commercial real estate loans increased $65 million, or 3.9%, to $1.7 billion as of June 30, 2015, from $1.6 billion as of December 31, 2014.

Indirect consumer loans grew $37 million or 6.6%, to $589 million as of June 30, 2015, from $553 million as of December 31, 2014. Management attributes this increase to the combined impact of heightened consumer demand for recreational vehicles and increased dealer volume resulting from the our historical expansion efforts within our existing market areas.

Agricultural loans increased $18 million, or 14.2%, to $143 million as of June 30, 2015, from $125 million as of December 31, 2014. Management attributes this increase to seasonal increases in agricultural credit lines that typically occur during the second and third quarters of each year. Agricultural real estate loans decreased $9 million, or 5.5%, to $159 million as of June 30, 2015, from $168 million as of December 31, 2014, primarily due to scheduled loan repayments.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Non-performing loans:
Non-accrual loans	$70,848	$73,941	$62,182	$71,915	$79,166
Accruing loans past due 90 days or more	2,153	5,175	2,576	1,348	1,494

Total non-performing loans	73,001	79,116	64,758	73,263	80,660
OREO	11,773	15,134	13,554	18,496	16,425

Total non-performing assets	$84,774	$94,250	$78,312	$91,759	$97,085

Troubled debt restructurings not included above	$15,127	$16,070	$20,952	$20,956	$23,531

Non-performing loans to total loans	1.43%	1.61%	1.32%	1.51%	1.79%
Non-performing assets to total loans and OREO	1.66%	1.91%	1.59%	1.88%	2.15%
Non-performing assets to total assets	1.01%	1.11%	0.91%	1.08%	1.27%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2015	Percent of Total	December 31, 2014	Percent of Total
Real estate:
Commercial	$26,700	36.6%	$27,700	42.9%
Construction:		.
Land acquisition and development	7,919	10.8%	8,252	12.7%
Commercial	3,443	4.7%	2,564	4.0%
Residential	332	0.5%	272	0.4%
Total construction	11,694	16.0%	11,088	17.1%
Residential	3,497	4.8%	4,554	7.0%
Agricultural	6,784	9.3%	6,842	10.6%
Total real estate	48,675	66.7%	50,184	77.5%
Consumer	1,568	2.1%	1,282	2.0%
Commercial	21,812	29.9%	12,846	19.8%
Agricultural	635	0.9%	446	0.7%
Other	311	0.4%	—	—%
Total non-performing loans	$73,001	100.0%	$64,758	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.6 million and $2.2 million would have been accrued for the six months ended June 30, 2015 and 2014, respectively.

Non-accrual loans, the largest component of non-performing loans, increased $9 million, or 13.9%, to $71 million as of June 30, 2015, from $62 million as of December 31, 2014, primarily due to the placement of the loans of one commercial and one commercial real estate borrower on non-accrual status.

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

OREO decreased $2 million, or 13.1%, to $12 million as of June 30, 2015, from $14 million as of December 31, 2014. During the six months ended June 30, 2015, we recorded OREO additions of $4 million and sold OREO with a book value of $6 million at a net gain of $1.7 million. As of June 30, 2015, the composition of OREO properties was 34% land and land development, 29% commercial, 31% residential real estate, 3% construction and 3% agricultural.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of June 30, 2015, management determined that an allowance for loan losses related to acquired loans of $501 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Balance at beginning of period	$75,336	$74,200	$74,231	$78,266	$81,371
Provision charged to operating expense	1,340	1,095	118	261	(2,001)
Charge offs:
Real estate
Commercial	47	109	485	41	699
Construction	—	30	108	20	48
Residential	510	45	30	84	409
Agricultural	53	2	1	2	2
Consumer	837	1,301	1,658	1,437	934
Commercial	61	374	22	4,678	534
Agricultural	—	—	—	—	—
Other	—	—	—	12	—
Total charge-offs	1,508	1,861	2,304	6,274	2,626
Recoveries:
Real estate
Commercial	293	512	446	181	167
Construction	49	316	736	728	458
Residential	80	154	124	88	26
Agricultural	3	10	—	2	—
Consumer	520	640	686	495	558
Commercial	438	270	162	484	313
Agricultural	1	—	1	—	—
Total recoveries	1,384	1,902	2,155	1,978	1,522
Net charge-offs	124	(41)	149	4,296	1,104
Balance at end of period	$76,552	$75,336	$74,200	$74,231	$78,266

Period end loans	$5,103,946	$4,927,306	$4,897,443	$4,854,382	$4,506,362
Average loans	4,991,416	4,895,146	4,870,509	4,751,928	4,436,786
Net loans charged-off to average loans, annualized	0.01%	—%	0.01%	0.36%	0.10%
Allowance to period end loans	1.50%	1.53%	1.52%	1.53%	1.74%

Our allowance for loan losses as a percentage of period end loans declined slightly to 1.50% as of June 30, 2015, as compared to 1.52% as of December 31, 2014, primarily due to loan growth. The decrease in our allowance for loan losses as a percentage of period end loans to 1.53% as of September 30, 2014, from 1.74% as of June 30, 2014,was due to the acquisition of Mountain West loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses.

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $148 million, or 6.5%, to $2,139 million, or 25.5% of total assets, as of June 30, 2015, from $2,287 million, or 26.6% of total assets, as of December 31, 2014. During the first six months of 2015, proceeds from maturities, calls and pay-downs of investment securities were used to fund loan growth.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2015, we had investment securities with fair values aggregating $387 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $5 million as of June 30, 2015, were attributable to changes in interest rates. No impairment losses were recorded during the three and six months ended June 30, 2015 and 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased $292 million, or 36.6%, to $506 million as of June 30, 2015, from $799 million as of December 31, 2014. During the first six months of 2015, loan growth was funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2014 to June 30, 2015. Remaining decreases in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Goodwill. Goodwill decreased $1 million to $204 million as of June 30, 2015, from $205 million as of December 31, 2014. During first quarter 2015, we completed our review of Mountain West tax items and finalized the fair valuation of acquired deferred tax assets, which resulted in a decrease in recorded goodwill.
Company-Owned Life Insurance. Company-owned life insurance increased $24 million, or 15.5%, to $178 million as of June 30, 2015, from $154 million as of December 31, 2014. During second quarter 2015, we purchased an additional $23 million of life insurance covering selected officers of FIB.
Deferred Tax Asset/Liability. As of June 30, 2015, we had a net deferred tax liability of $3 million, as compared to a net deferred tax asset of $5 million as of December 31, 2014. The shift in deferred taxes from a net asset to a net liability was primarily due to decreases in deferred tax assets related to unrealized losses on available-for sale investment securities and the removal of deferred tax assets upon the disposal of real property acquired as part of the Mountain West acquisition. The shift in the deferred taxes from a net asset to a net liability was also impacted by increases in deferred tax liabilities related to tax deductible goodwill from previous acquisitions.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $202 million, or 2.9%, to $6,804 million as of June 30, 2015, from $7,006 million as of December 31, 2014. Historically, we have experienced a decrease in total deposits during the first six months of each year. Our mix of deposits continued to shift away from higher-costing time deposits to lower-costing savings and non-interest bearing demand deposits. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	June 30, 2015	Percent of Total	December 31, 2014	Percent of Total
Non-interest bearing demand	$1,757,641	25.8%	$1,791,364	25.5%
Interest bearing:
Demand	2,028,648	29.8	2,133,273	30.5
Savings	1,868,877	27.5	1,843,355	26.3
Time, $100 and over	490,088	7.2	520,125	7.4
Time, other (1)	659,147	9.7	718,095	10.2
Total interest bearing	5,046,760	74.2	5,214,848	74.5
Total deposits	$6,804,401	100.0%	$7,006,212	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $35 million as of June 30, 2015 and $40 million as of December 31, 2014.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $33 million, or 6.6%, to $469 million as of June 30, 2015, from $502 million as of December 31, 2014, due to fluctuations in the liquidity of our customers.

Long-Term Debt. Long-term debt increased $5 million, or 13.1%, to $43 million as of June 30, 2015, from $38 million as of December 31, 2014. On January 29, 2015, the Company borrowed $5 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities and sales and redemptions of common stock. Stockholders’ equity increased $16 million, or 1.8%, to $925 million as of June 30, 2015, from $909 million as of December 31, 2014, primarily due to the retention of earnings, which was partially offset by the redemption and retirement of Class A common shares.

During the three months ended March 31, 2015, we repurchased and retired 565,875 shares of our Class A common stock in open market transactions at an aggregate purchase price of $15 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. No repurchases of shares of our Class A common stock were made during the three months ended June 30, 2015. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act . The revised regulatory capital framework ("Basel III ") includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement; sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. As a banking organization subject to the standardized approach, Basel III became effective for us on January 1, 2015. Certain deductions and adjustments to regulatory capital began to phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019.

As of June 30, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2015, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2015.
(b) Not applicable.

(c) There were no purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
April 2015	—	$—	—	434,125
May 2015	—	—	—	434,125
June 2015	—	—	—	434,125
Total	—	$—	—	434,125

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 5, 2015	/S/ ED GARDING
Ed Garding
President and Chief Executive Officer

Date:	August 5, 2015	/S/ KEVIN P. RILEY
Kevin P. Riley
Executive Vice President and Chief Financial Officer