Form 10-Q
period 2015-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2015-11-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2015 – Class A common stock	21,583,324
September 30, 2015 – Class B common stock	23,761,683

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$139,879	$147,894
Federal funds sold	2,263	543
Interest bearing deposits in banks	566,153	650,233
Total cash and cash equivalents	708,295	798,670
Investment securities:
Available-for-sale	1,545,093	1,711,924
Held-to-maturity (estimated fair values of $534,633 and $584,533 at September 30, 2015 and December 31, 2014, respectively)	522,543	575,186
Total investment securities	2,067,636	2,287,110
Loans held for investment	5,120,794	4,856,615
Mortgage loans held for sale	55,686	40,828
Total loans	5,176,480	4,897,443
Less allowance for loan losses	74,256	74,200
Net loans	5,102,224	4,823,243
Goodwill	204,409	205,574
Premises and equipment, net of accumulated depreciation	190,386	195,212
Company-owned life insurance	185,990	153,821
Other real estate owned (“OREO”)	8,031	13,554
Accrued interest receivable	31,590	27,063
Core deposit intangibles, net of accumulated amortization	11,425	13,282
Mortgage servicing rights, net of accumulated amortization and impairment reserve	15,336	14,038
Deferred tax asset, net	—	4,874
Other assets	79,208	73,495
Total assets	$8,604,530	$8,609,936
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,832,535	$1,791,364
Interest bearing	5,203,259	5,214,848
Total deposits	7,035,794	7,006,212
Securities sold under repurchase agreements	437,533	502,250
Accounts payable and accrued expenses	48,698	66,164
Accrued interest payable	5,327	5,833
Deferred tax liability	13,027	—
Long-term debt	43,089	38,067
Other borrowed funds	10	9
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,665,955	7,701,012
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2015 or December 31, 2014	—	—
Common stock	309,167	323,596
Retained earnings	623,967	587,862
Accumulated other comprehensive income (loss), net	5,441	(2,534)
Total stockholders’ equity	938,575	908,924
Total liabilities and stockholders’ equity	$8,604,530	$8,609,936
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$62,062	$61,007	$181,835	$170,290
Interest and dividends on investment securities:
Taxable	7,410	7,259	23,381	22,208
Exempt from federal taxes	962	1,085	3,061	3,265
Interest on deposits in banks	342	374	1,002	830
Interest on federal funds sold	4	3	11	7
Total interest income	70,780	69,728	209,290	196,600
Interest expense:
Interest on deposits	3,241	3,487	9,789	10,238
Interest on securities sold under repurchase agreements	55	52	162	181
Interest on other borrowed funds	—	27	—	27
Interest on long-term debt	544	482	1,596	1,431
Interest on subordinated debentures held by subsidiary trusts	610	598	1,800	1,778
Total interest expense	4,450	4,646	13,347	13,655
Net interest income	66,330	65,082	195,943	182,945
Provision for loan losses	1,098	261	3,533	(6,740)
Net interest income after provision for loan losses	65,232	64,821	192,410	189,685
Non-interest income:
Other service charges, commissions and fees	11,095	10,458	32,135	29,313
Income from the origination and sale of loans	7,983	7,346	22,691	18,386
Wealth management revenues	5,233	5,157	15,067	14,221
Service charges on deposit accounts	4,379	4,331	12,376	12,135
Investment securities gains (losses), net	23	(8)	75	80
Other income	1,769	2,079	7,690	5,905
Total non-interest income	30,482	29,363	90,034	80,040
Non-interest expense:
Salaries and wages	25,460	25,914	76,902	72,796
Employee benefits	7,312	7,841	23,162	23,318
Occupancy, net	4,413	4,534	13,434	13,026
Furniture and equipment	3,849	3,338	11,345	9,696
Outsourced technology services	2,520	2,346	7,576	6,955
OREO expense, net of income	(720)	(58)	(1,604)	(211)
Professional fees	1,916	1,233	4,731	3,881
FDIC insurance premiums	1,190	1,172	3,636	3,381
Mortgage servicing rights amortization	617	591	1,863	1,774
Mortgage servicing rights impairment recovery	(76)	(61)	(147)	(117)
Core deposit intangibles amortization	842	688	2,551	1,396
Other expenses	12,613	12,368	37,994	33,672
Loss contingency expenses	5,000	4,000	5,000	4,000
Acquisition expenses	566	1,052	629	1,649
Total non-interest expense	65,502	64,958	187,072	175,216
Income before income tax expense	30,212	29,226	95,372	94,509
Income tax expense	10,050	10,071	32,008	32,884
Net income	$20,162	$19,155	$63,364	$61,625

Basic earnings per common share	$0.45	$0.43	$1.40	$1.39
Diluted earnings per common share	$0.44	$0.42	$1.39	$1.37
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,162	$19,155	$63,364	$61,625
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	10,855	(3,773)	12,264	12,942
Reclassification adjustment for net (gains) losses included in income	(23)	8	(75)	(80)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	448	451	1,353	902
Unrealized loss on derivatives	(436)	—	(436)	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	15	33	43	103
Other comprehensive income (loss), before tax	10,859	(3,281)	13,149	13,867
Deferred tax benefit (expense) related to other comprehensive income	(4,273)	1,291	(5,174)	(5,456)
Other comprehensive income (loss), net of tax	6,586	(1,990)	7,975	8,411
Comprehensive income, net of tax	$26,748	$17,165	$71,339	$70,036
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	63,364	—	63,364
Other comprehensive income, net of tax expense	—	—	7,975	7,975
Common stock transactions:
789,743 common shares purchased and retired	(20,548)	—	—	(20,548)
21,414 common shares issued	—	—	—	—
169,577 non-vested common shares issued	—	—	—	—
3,484 non-vested common shares forfeited	—	—	—	—
158,828 stock options exercised, net of 58,996 shares tendered in payment of option price and income tax withholding amounts	1,909	—	—	1,909
Tax benefit of stock-based compensation	979	—	—	979
Stock-based compensation expense	3,231	—	—	3,231
Common cash dividend declared ($0.60 per share)	—	(27,259)	—	(27,259)
Balance at September 30, 2015	$309,167	$623,967	$5,441	$938,575

Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	61,625	—	61,625
Other comprehensive income, net of tax expense	—	—	8,411	8,411
Common stock transactions:
387,967 common shares purchased and retired	(9,736)	—	—	(9,736)
1,402,811 common shares issued	35,972	—	—	35,972
147,876 non-vested common shares issued	—	—	—	—
17,741 non-vested common shares forfeited	—	—	—	—
372,880 stock options exercised, net of 166,780 shares tendered in payment of option price and income tax withholding amounts	4,914	—	—	4,914
Tax benefit of stock-based compensation	1,541	—	—	1,541
Stock-based compensation expense	2,906	—	—	2,906
Common cash dividend declared ($0.48 per share)	—	(21,350)	—	(21,350)
Balance at September 30, 2014	$321,132	$572,362	$(7,630)	$885,864
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$63,364	$61,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,533	(6,740)
Net gain on disposal of premises and equipment	(822)	(68)
Depreciation and amortization	13,702	12,168
Net premium amortization on investment securities	11,527	10,784
Net gain on investment securities transactions	(75)	(80)
Net gain on sale of mortgage loans held for sale	(16,397)	(12,947)
Net gain on sale of OREO	(2,862)	(551)
Write-downs of OREO and other assets pending disposal	985	87
Net reversal of impairment of mortgage servicing rights	(147)	(117)
Deferred income tax expense	12,975	8,537
Net increase in cash surrender value of company-owned life insurance	(9,669)	(2,540)
Stock-based compensation expense	3,231	2,906
Tax benefits from stock-based compensation expense	979	1,541
Excess tax benefits from stock-based compensation expense	(884)	(1,503)
Originations of mortgage loans held for sale	(856,384)	(682,011)
Proceeds from sales of mortgage loans held for sale	865,833	676,061
Changes in operating assets and liabilities:
Increase in interest receivable	(3,962)	(2,749)
Increase in other assets	(4,766)	(1,585)
Increase (decrease) in accrued interest payable	(639)	22
Increase (decrease) in accounts payable and accrued expenses	(17,583)	1,321
Net cash provided by operating activities	61,939	64,161
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(28,745)	(10,431)
Available-for-sale	(253,049)	(322,838)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	80,759	29,432
Available-for-sale	450,462	398,383
Purchases of company-owned life insurance	(22,500)	(15,000)
Proceeds from sales of mortgage servicing rights	—	266
Extensions of credit to customers, net of repayments	(251,450)	(148,854)
Recoveries of loans charged-off	4,439	7,323
Proceeds from sales of OREO	13,586	5,877
Acquisition of bank and bank holding company, net of cash and cash equivalents received	(1,636)	35,556
Capital expenditures, net of sales	(2,236)	(6,599)
Net cash used in investing activities	$(10,370)	$(26,885)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$(33,983)	$310,370
Net decrease in securities sold under repurchase agreements	(66,717)	(25,880)
Net increase (decrease) in other borrowed funds	1	(11,926)
Repayments of long-term debt	(1,297)	(35)
Advances on long-term debt	5,066	—
Proceeds from issuance of common stock	1,909	4,914
Excess tax benefits from stock-based compensation expense	884	1,503
Purchase and retirement of common stock	(20,548)	(9,736)
Dividends paid to common stockholders	(27,259)	(21,350)
Net cash provided by (used in) financing activities	(141,944)	247,860
Net increase (decrease) in cash and cash equivalents	(90,375)	285,136
Cash and cash equivalents at beginning of period	798,670	534,827
Cash and cash equivalents at end of period	$708,295	$819,963

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$27,335	$21,100
Cash paid during the period for interest expense	13,853	13,049
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2015 and December 31, 2014, and the results of operations for each of the three and nine month periods ended and cash flows for each of the nine month periods ended September 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2014 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2015 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

(2)	Acquisitions

Absarokee Bancorporation, Inc. On March 26, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Absarokee Bancorporation, Inc. ("Absarokee"), a Montana-based bank holding company that operated one subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. The acquisition was completed on July 24, 2015 for cash consideration of $7,234. Immediately subsequent to the acquisition, United Bank was merged with and into the Company's existing bank subsidiary, First Interstate Bank ("FIB"). As of the date of the acquisition, Absarokee had total assets of $73,460, loans of $37,520 and deposits of $63,565.

The assets and liabilities of Absarokee were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill.

The following table summarizes the consideration paid, fair values of the Absarokee assets acquired and liabilities assumed and the resulting goodwill. All amounts reported are provisional pending completion of management review.

	As Recorded	Fair Value		As Recorded
As of July 24, 2015	by Absarokee	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$5,598	$—		$5,598
Investment securities	27,574	—		27,574
Loans	37,520	(876)	(1)	36,644
Allowance for loan losses	(899)	899	(2)	—
Premises and equipment	2,851	277	(3)	3,128
Core deposit intangible assets	—	695	(4)	695
Other assets	816	82	(5)	898
Total assets acquired	73,460	1,077		74,537
Liabilities assumed:
Deposits	63,565	—		63,565
Repurchase agreements	2,000	—		2,000
Long term debt	1,222	31	(6)	1,253
Other liabilities	79	440	(7)	519
Total liabilities assumed	66,866	471		67,337
Net assets acquired	$6,594	$606		7,200
Cash consideration paid				7,234
Goodwill				$34

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

(2)	Adjustment to remove the Absarokee allowance for loan losses at acquisition date as the credit risk is accounted for in the fair value adjustment for loans receivable described in (1) above.
(3)	Write up of the book value of premises and equipment to their estimated fair values based upon fair value estimates developed internally based upon comparable in-market transactions.
(4)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon an internal valuation based on analysis of recent acquisitions.
(5)	Adjustment consists of a reduction in the value of accrued interest receivable, the write-off of pre-existing goodwill and recording the value of mortgage servicing assets acquired.
(6)
Adjustment represents increase in the book value of a Federal Home Loan Bank borrowing to its estimated fair market value based upon interest interest rates of similar advances with similar characteristics on the date of acquisition.

(7)
Adjustment represents the net deferred tax liability resulting from fair value adjustments related to acquired assets, assumed liabilities, core deposit intangible assets and other purchase accounting adjustments.

The core deposit intangible asset of $695 is being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

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

The Company recorded third party acquisition-related costs of $566 and $1,052 during the three months ended September 30, 2015 and 2014, respectively. The Company recorded third party acquisition-related costs of $629 and $1,649 during the nine months ended September 30, 2015 and 2014, respectively. These costs are included in acquisition expenses in the Company's consolidated statements of income.

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,913	$28	$—	$3,941
Obligations of U.S. government agencies	604,198	2,196	(350)	606,044
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	917,025	15,314	(1,284)	931,055
Private mortgage-backed securities	257	3	(2)	258
Other investments	3,795	—	—	3,795
Total	$1,529,188	$17,541	$(1,636)	$1,545,093

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$176,569	$5,471	$(200)	$181,840
Corporate securities	50,178	186	(49)	50,315
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	295,418	10,346	(3,665)	302,099
Other investments	378	1	—	379
Total	$522,543	$16,004	$(3,914)	$534,633

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$725,408	$895	$(5,370)	$720,933
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	982,764	11,526	(3,624)	990,666
Private mortgage-backed securities	322	5	(2)	325
Total	$1,708,494	$12,426	$(8,996)	$1,711,924

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$188,941	$5,949	$(386)	$194,504
Corporate securities	32,565	54	(75)	32,544
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	353,176	5,563	(1,758)	356,981
Other Investments	504	—	—	504
Total	$575,186	$11,566	$(2,219)	$584,533

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains	$23	$—	$75	$243
Gross realized losses	—	(8)	—	(163)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$106,516	$(85)	$131,365	$(265)	$237,881	$(350)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	25,664	(106)	80,116	(1,178)	105,780	(1,284)
Private mortgage-backed securities	—	—	71	(2)	71	(2)
Total	$132,180	$(191)	$211,552	$(1,445)	$343,732	$(1,636)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$6,398	$(26)	$10,493	$(174)	$16,891	$(200)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	14,834	(3,081)	27,344	(584)	42,178	(3,665)
Corporate securities	15,042	(49)	—	—	15,042	(49)
Total	$36,274	$(3,156)	$37,837	$(758)	$74,111	$(3,914)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$135,888	$(702)	$309,283	$(4,668)	$445,171	$(5,370)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	219,214	(887)	151,380	(2,737)	370,594	(3,624)
Private mortgage-backed securities	—	—	90	(2)	90	(2)
Total	$355,102	$(1,589)	$460,753	$(7,407)	$815,855	$(8,996)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$7,979	$(13)	$20,097	$(373)	$28,076	$(386)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	61,201	(1,758)	—	—	61,201	(1,758)
Corporate securities	14,755	(75)	—	—	14,755	(75)
Total	$83,935	$(1,846)	$20,097	$(373)	$104,032	$(2,219)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 113 and 154 individual investment securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, respectively. Unrealized losses as of September 30, 2015 and December 31, 2014 related primarily to fluctuations in the current interest rates. The Company does not have the intent to sell any of the available-for-sale securities in the above table and it is not likely that the Company will have to sell any such securities before a recovery in cost. No impairment losses were recorded during the three and nine months ended September 30, 2015 and 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of investment securities at September 30, 2015 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2015	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$344,473	$348,859	$92,096	$94,244
After one year but within five years	1,119,450	1,130,128	266,554	271,638
After five years but within ten years	56,054	56,755	120,530	123,839
After ten years	9,211	9,351	43,363	44,912
Total	$1,529,188	$1,545,093	$522,543	$534,633

As of September 30, 2015, the Company had investment securities callable within one year with amortized costs and estimated fair values of $82,568 and $82,773, respectively, including callable structured notes with amortized costs and estimated fair values of $10,000 and $10,000, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above.

(4)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2015	December 31, 2014
Real estate loans:
Commercial	$1,750,797	$1,639,422
Construction:
Land acquisition & development	212,990	220,443
Residential	112,495	96,580
Commercial	93,775	101,246
Total construction loans	419,260	418,269
Residential	1,020,445	999,903
Agricultural	163,116	167,659
Total real estate loans	3,353,618	3,225,253
Consumer:
Indirect consumer	616,142	552,863
Other consumer	150,170	144,141
Credit card	65,649	65,467
Total consumer loans	831,961	762,471
Commercial	778,648	740,073
Agricultural	154,855	124,859
Other, including overdrafts	1,712	3,959
Loans held for investment	5,120,794	4,856,615
Mortgage loans held for sale	55,686	40,828
Total loans	$5,176,480	$4,897,443

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of September 30, 2015 and 2014:

As of September 30,	2015	2014

Outstanding balance	$35,265	$42,627

Carrying value
Loans on accrual status	22,867	32,350
Loans on non-accrual status	—	—
Total carrying value	$22,867	$32,350

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning balance	$7,482	$—	$5,781	$—
Additions	624	5,233	1,073	5,233
Accretion income	(845)	(289)	(2,200)	(289)
Reductions due to exit events	(143)	(16)	(539)	(16)
Reclassifications from nonaccretable differences	347	—	3,350	—
Ending balance	$7,465	$4,928	$7,465	$4,928

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2015	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5,968	$664	$398	$7,030	$1,720,928	$22,839	$1,750,797
Construction:
Land acquisition & development	4,495	6,530	44	11,069	192,819	9,102	212,990
Residential	1,011	134	—	1,145	111,021	329	112,495
Commercial	—	—	—	—	92,792	983	93,775
Total construction loans	5,506	6,664	44	12,214	396,632	10,414	419,260
Residential	5,639	2,355	761	8,755	1,009,119	2,571	1,020,445
Agricultural	881	—	—	881	155,443	6,792	163,116
Total real estate loans	17,994	9,683	1,203	28,880	3,282,122	42,616	3,353,618
Consumer:
Indirect consumer	3,991	683	91	4,765	610,641	736	616,142
Other consumer	1,012	264	25	1,301	148,119	750	150,170
Credit card	402	325	518	1,245	64,391	13	65,649
Total consumer loans	5,405	1,272	634	7,311	823,151	1,499	831,961
Commercial	3,440	717	1,083	5,240	751,769	21,639	778,648
Agricultural	281	—	126	407	153,843	605	154,855
Other, including overdrafts	—	—	311	311	1,401	—	1,712
Loans held for investment	27,120	11,672	3,357	42,149	5,012,286	66,359	5,120,794
Mortgage loans originated for sale	—	—	—	—	55,686	—	55,686
Total loans	$27,120	$11,672	$3,357	$42,149	$5,067,972	$66,359	$5,176,480

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

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $828 and $992 for the three months ended September 30, 2015 and 2014, respectively, and approximately $2,331 and $3,176 for the nine months ended September 30, 2015 and 2014 respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of September 30, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$55,910	$26,265	$17,131	$43,396	$1,451
Construction:
Land acquisition & development	19,349	9,509	1,212	10,721	254
Residential	1,037	329	—	329	—
Commercial	1,290	369	740	1,109	740
Total construction loans	21,676	10,207	1,952	12,159	994
Residential	3,664	2,186	645	2,831	148
Agricultural	9,043	6,407	2,191	8,598	708
Total real estate loans	90,293	45,065	21,919	66,984	3,301
Commercial	28,653	10,315	13,461	23,776	5,154
Agricultural	2,043	367	1,106	1,473	462
Total	$120,989	$55,747	$36,486	$92,233	$8,917

As of December 31, 2014	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$36,075	$226	$53,492	$211
Construction:
Land acquisition & development	9,325	29	11,611	11
Residential	330	—	304	—
Commercial	2,339	4	2,709	2
Total construction loans	11,994	33	14,624	13
Residential	2,607	4	4,773	1
Agricultural	8,578	27	9,031	25
Total real estate loans	59,254	290	81,920	250
Commercial	22,483	2	14,252	14
Agricultural	937	13	906	6
Total	$82,674	$305	$97,078	$270

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$38,639	$587	$57,743	$668
Construction:
Land acquisition & development	9,591	51	13,529	33
Residential	300	—	799	—
Commercial	1,902	6	1,520	6
Total construction loans	11,793	57	15,848	39
Residential	2,720	6	5,537	4
Agricultural	8,661	62	10,223	54
Total real estate loans	61,813	712	89,351	765
Commercial	18,175	122	14,001	42
Agricultural	848	26	707	18
Total	$80,836	$860	$104,059	$825

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $998 and $1,246 for the three months ended September 30, 2015 and 2014, respectively, and approximately $2,932 and $3,927 for the nine months ended September 30, 2015 and 2014 respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $42,547 as of September 30, 2015, of which $25,845 were included in non-accrual loans and $16,702 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44,227 as of December 31, 2014, of which $23,275 were included in non-accrual loans and $20,952 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2015.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Residential Construction	1	$—	$—	$—	$67	$67
Indirect consumer	2	—	—	—	31	31
Commercial	8	—	8,744	2,959	463	12,166
Total loans restructured during period	11	$—	$8,744	$2,959	$561	$12,264
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Residential Construction	1	$—	$—	$—	$67	$67
Indirect Consumer	2	—	—	—	31	31
Commercial	9	—	8,754	2,959	463	12,176
Total loans restructured during period	12	$—	$8,754	$2,959	$561	$12,274
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or nine months ended September 30, 2015 or 2014.

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

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Notes	Balance	Number of Notes	Balance
Commercial Real Estate	—	$—	1	$1,745
Commercial	3	264	3	264
Total	3	$264	4	$2,009

At September 30, 2015, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$76,483	$86,047	$5,095	$167,625
Construction:
Land acquisition & development	14,928	16,137	630	31,695
Residential	1,230	2,219	27	3,476
Commercial	—	352	757	1,109
Total construction loans	16,158	18,708	1,414	36,280
Residential	6,016	12,117	645	18,778
Agricultural	8,549	16,095	612	25,256
Total real estate loans	107,206	132,967	7,766	247,939
Consumer:
Indirect consumer	774	1,180	164	2,118
Other consumer	687	928	307	1,922
Credit card	—	—	—	—
Total consumer loans	1,461	2,108	471	4,040
Commercial	43,384	21,213	15,638	80,235
Agricultural	3,106	7,558	672	11,336
Total	$155,157	$163,846	$24,547	$343,550

As of December 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84,533	$83,448	$15,246	$183,227
Construction:
Land acquisition & development	11,826	15,016	2,507	29,349
Residential	2,029	2,666	—	4,695
Commercial	39	253	2,442	2,734
Total construction loans	13,894	17,935	4,949	36,778
Residential	10,473	10,848	1,121	22,442
Agricultural	10,122	12,328	612	23,062
Total real estate loans	119,022	124,559	21,928	265,509
Consumer:
Indirect consumer	916	1,590	121	2,627
Other consumer	553	1,085	432	2,070
Credit card	—	348	1,263	1,611
Total consumer loans	1,469	3,023	1,816	6,308
Commercial	25,766	32,433	10,273	68,472
Agricultural	7,827	3,660	837	12,324
Total	$154,084	$163,675	$34,854	$352,613

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended September 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,935	$5,828	$15,797	$992	$—	$76,552
Provision charged to operating expense	(1,149)	430	2,004	(187)	—	1,098
Less loans charged-off	(2,219)	(1,537)	(791)	—	—	(4,547)
Add back recoveries of loans previously charged-off	389	653	111	—	—	1,153
Ending balance	$50,956	$5,374	$17,121	$805	$—	$74,256

Nine Months Ended September 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(1,718)	2,201	3,220	(170)	—	3,533
Less loans charged-off	(3,014)	(3,675)	(1,227)	—	—	(7,916)
Add back recoveries of loans previously charged-off	1,804	1,813	821	1	—	4,439
Ending balance	$50,956	$5,374	$17,121	$805	$—	$74,256

As of September 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$3,301	$—	$5,154	$462	$—	$8,917
Loans collectively evaluated for impairment	47,655	5,374	11,967	343	—	65,339
Allowance for loan losses	$50,956	$5,374	$17,121	$805	$—	$74,256

Total loans:
Individually evaluated for impairment	$67,195	$—	$23,565	$1,473	$—	$92,233
Collectively evaluated for impairment	3,342,109	831,961	755,083	153,382	1,712	5,084,247
Total loans	$3,409,304	$831,961	$778,648	$154,855	$1,712	$5,176,480

Three Months Ended September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$57,312	$5,347	$14,986	$621	$—	$78,266
Provision charged to operating expense	(3,839)	423	3,598	67	12	261
Less loans charged-off	(147)	(1,437)	(4,678)	—	(12)	(6,274)
Add back recoveries of loans previously charged-off	999	495	484	—	—	1,978
Ending balance	$54,325	$4,828	$14,390	$688	$—	$74,231

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Nine Months Ended September 30, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged to operating expense	(9,225)	191	2,032	250	12	(6,740)
Less loans charged-off	(2,390)	(3,217)	(6,008)	(64)	(12)	(11,691)
Add back recoveries of loans previously charged-off	2,017	1,661	3,619	26	—	7,323
Ending balance	$54,325	$4,828	$14,390	$688	$—	$74,231

As of December 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$3,961	$—	$1,190	$641	$—	$5,792
Loans collectively evaluated for impairment	49,923	5,035	13,117	333	—	68,408
Allowance for loan losses	$53,884	$5,035	$14,307	$974	$—	$74,200

Total loans:
Individually evaluated for impairment	$62,775	$—	$14,526	$1,179	$—	$78,480
Collectively evaluated for impairment	3,203,306	762,471	725,547	123,680	3,959	4,818,963
Total loans	$3,266,081	$762,471	$740,073	$124,859	$3,959	$4,897,443

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2015 and December 31, 2014, the Company's allowance for loan losses included $344 and $287, respectively, related to acquired loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$11,773	$16,425	$13,554	$15,504
OREO acquired through acquisition	—	3,608	—	3,608
Additions	984	398	5,380	4,797
Valuation adjustments	(73)	(77)	(179)	(87)
Dispositions	(4,653)	(1,858)	(10,724)	(5,326)
Ending balance	$8,031	$18,496	$8,031	$18,496

Foreclosed residential real estate properties of $1,810 were included in other real estate owned as of September 30, 2015. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2015.

(7)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company has entered into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

The Company also enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third party financial institution. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations.

The notional amounts and estimated fair values of the Company's interest rate swap contract are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap-liabilities	$100,000	$436	$—	$—
Non-hedging interest rate derivatives:
Interest rate swap-assets	9,456	918	3,149	61
Interest rate swap-liabilities	9,456	964	3,149	59

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On September 22, 2015, the Company entered into an interest rate swap derivative liability with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to Federal Home Loan Bank borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement for the three or nine months ended September 30, 2015. The fair value of the interest rate swap is included in other liabilities in the Company's balance sheet with changes in fair value recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

The following table presents the pre-tax gains or losses related to the interest rate swap derivative contracts recorded in accumulated other comprehensive income and other non-interest income in the Company's statement of income:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$436	$—	$436	$—
Non-hedging interest rate derivatives:
Amount of loss recognized in other non-interest income	31	—	48	—

(8)	Long-Term Debt

On January 29, 2015, the Company borrowed $4,960 on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

(9)	Capital Stock

The Company had 21,583,324 shares of Class A common stock and 23,761,683 shares of Class B common stock outstanding as of September 30, 2015. The Company had 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock outstanding as of December 31, 2014.

During the nine months ended September 30, 2015, the Company repurchased and retired 765,875 shares of its Class A common stock in open market transactions at an aggregate purchase price of $19,921. During the nine months ended September 30, 2014, the Company repurchased and retired 325,418 shares of its Class A common stock in a privately negotiated transaction at an aggregate purchase price of $8,143. The repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 1,000,000 shares of its Class A common stock. All other stock repurchases during the three and nine months ended September 30, 2015 and 2014 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

On April 3, 2015, the Company filed a Registration Statement on Form S-8 to register an additional 2,000,000 shares of Class A common stock to be issued pursuant to the Company's 2015 Equity and Incentive Plan.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(10)	Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,162	$19,155	$63,364	$61,625
Weighted average common shares outstanding for basic earnings per share computation	45,150,104	44,911,858	45,223,988	44,321,326
Dilutive effects of stock-based compensation	428,874	548,430	481,636	562,667
Weighted average common shares outstanding for diluted earnings per common share computation	45,578,978	45,460,288	45,705,624	44,883,993

Basic earnings per common share	$0.45	$0.43	$1.40	$1.39
Diluted earnings per common share	$0.44	$0.42	$1.39	$1.37

The Company had 165,489 and 102,529 shares of unvested restricted stock as of September 30, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. The Company had 5,884 shares of unvested restricted stock outstanding as of September 30, 2015 that were not included in the computation of diluted earnings per common shares because their effect would be anti-dilutive. The Company had no anti-dilutive equity instruments outstanding as of September 30, 2014.

(11)	Regulatory Capital

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

CET1 capital predominantly includes common shareholders’ equity, less certain deductions for goodwill, intangible assets and deferred tax assets that arise from net operating losses and tax credit carry-forwards. The Company has elected to permanently exclude accumulated other comprehensive income from CET1 capital. Certain deductions and adjustments to CET1 capital, tier 1 capital and tier 2 capital are subject to phase-in through December 31, 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of September 30, 2015 and December 31, 2014, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of September 30, 2015 and December 31, 2014 are presented in the following tables:

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total risk-based capital:
Consolidated	$931,352	15.3%	$487,670	8.0%	$609,588	10.0%
FIB	868,800	14.3	486,925	8.0	608,656	10.0
Tier 1 risk-based capital:
Consolidated	843,096	13.8	365,753	6.0	487,670	8.0
FIB	788,544	13.0	365,194	6.0	486,925	8.0
Common equity tier 1 risk-based capital:
Consolidated	763,096	12.5	274,315	4.5	396,232	6.5
FIB	788,544	13.0	273,895	4.5	395,626	6.5
Leverage capital ratio:
Consolidated	843,096	10.1	332,961	4.0	416,202	5.0
FIB	788,544	9.5	332,071	4.0	415,089	5.0

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital:
Consolidated	$897,769	16.2%	$444,685	8.0%	$555,856	10.0%
FIB	832,907	15.1	442,468	8.0	553,085	10.0
Tier 1 risk-based capital:
Consolidated	807,229	14.5	222,343	4.0	333,514	6.0
FIB	754,708	13.7	221,234	4.0	331,851	6.0
Leverage capital ratio:
Consolidated	807,229	9.6	335,897	4.0	419,871	5.0
FIB	754,708	9.2	330,006	4.0	412,507	5.0

(1)
The ratios for the well-capitalized requirement are only applicable to FIB. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

(12)	Commitments and Contingencies

Legal Proceedings. The Company's wholly owned banking subsidiary, FIB, was a defendant in a lender liability lawsuit, Kelly Logging Inc. v. First Interstate Bank ("the case"). The case was settled on August 31, 2015. Legal and settlement costs related to the case of $5,000 and $4,000 during the three and nine months ended September 30, 2015 and 2014, respectively, are included in loss contingency expenses in the accompanying statements of income.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Other Commitments. As of September 30, 2015, the Company had commitments under construction agreements of $3,020.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2015, commitments to extend credit to existing and new borrowers approximated $1,591,054, which included $545,636 on unused credit card lines and $374,148 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2015, the Company had outstanding standby letters of credit of $59,721. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Supplemental Disclosures to Consolidated Statement of Cash Flows

The Company transferred loans of $5,380 and $4,797 to OREO during the nine months ended September 30, 2015 and 2014, respectively.

The Company transferred internally originated mortgage servicing rights of $2,709 and $2,005 from loans to mortgage servicing assets during the nine months ended September 30, 2015 and 2014, respectively.

The Company transferred loans of $10,619 to loans held for sale during the nine months ended September 30, 2015.

The Company transferred bank buildings and land pending disposal with book values of $1,805 to other assets during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company issued 1,378,230 shares of its Class A common stock valued at $35,972 as partial consideration for the acquisition of MWFC.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$10,855	$(3,773)	$4,272	$(1,581)	$6,583	$(2,192)
Reclassification adjustment for net gains included in net income	(23)	8	(10)	3	(13)	5
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	448	451	177	274	271	177
Unrealized loss on derivatives	(436)	—	(172)	—	(264)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	15	33	6	13	9	20
Total other comprehensive income (loss)	$10,859	$(3,281)	$4,273	$(1,291)	$6,586	$(1,990)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
Investment securities available-for sale:
Change in net unrealized gains/losses during period	$12,264	$12,942	$4,827	$4,900	$7,437	$8,042
Reclassification adjustment for net gains included in net income	(75)	(80)	(30)	(32)	(45)	(48)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	1,353	902	532	547	821	355
Unrealized loss on derivatives	(436)	—	(172)	—	(264)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	43	103	17	41	26	62
Total other comprehensive income	$13,149	$13,867	$5,174	$5,456	$7,975	$8,411

The components of accumulated other comprehensive loss, net of income tax benefits, are as follows:

	September 30, 2015	December 31, 2014
Net unrealized loss on investment securities available-for-sale	$6,264	$(2,121)
Net unrealized loss on derivatives	(436)	—
Net actuarial loss on defined benefit post-retirement benefit plans	(387)	(413)
Net accumulated other comprehensive income (loss)	$5,441	$(2,534)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(16)	Fair Value Measurements

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,941	$—	$3,941	$—
Obligations of U.S. government agencies	606,044	—	606,044	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	931,055	—	931,055	—
Private mortgage-backed securities	258	—	258	—
Other investments	3,795	—	3,795	—
Derivative assets:
Interest rate swaps	918	—	918	—
Derivative liabilities:
Interest rate swaps	1,400	—	1,400	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$720,933	$—	$720,933	$—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	990,666	—	990,666	—
Private mortgage-backed securities	325	—	325	—
Derivative assets:
Interest rate swaps	61	—	61	—
Derivative liabilities:
Interest rate swaps	59	—	59	—

There were no changes in valuation methodologies or transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date.

The Company obtains fair value measurements for investment securities and derivative financial instruments from independent pricing services. The vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. The Company has documented and evaluated the pricing methodologies used by the investment securities pricing vendors and maintains internal processes that regularly test valuations. These internal processes include obtaining and reviewing available reports on internal controls, evaluating the prices for reasonableness given market changes, obtaining and evaluating the inputs used in the model for a sample of securities, investigating anomalies and confirming determinations through discussions with the vendor. For investment securities, if needed, a broker may be utilized to determine the reported fair value. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below.

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

Derivative Liabilities. Fair values for interest rate swap derivative liabilities are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the Fed Funds Effective Swap Rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps.

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$44,940	$—	$—	$44,940
Other real estate owned	4,067	—	—	4,067
Long-lived assets to be disposed of by sale	2,083	—	—	2,083

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$30,494	$—	$—	$30,494
Other real estate owned	4,554	—	—	4,554
Long-lived assets to be disposed of by sale	1,083	—	—	1,083

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2015, certain impaired loans with a carrying value of $47,502 were reduced by specific valuation allowance allocations of $8,573 and partial loan charge-offs of $11,134 resulting in a reported fair value of $27,795. As of December 31, 2014, certain impaired loans with a carrying value of $45,046 were reduced by specific valuation allowance allocations of $5,792 and partial loan charge-offs of $8,760 resulting in a reported fair value of $30,494.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $179 during the nine months ended September 30, 2015 included $106 directly related to receipt of updated appraisals and 73 based on management estimates of the current fair value of properties. Write downs of $87 during the nine months ended September 30, 2014 were based on management's estimate of the current fair value of the properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2015, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $3,590 that were reduced by write-downs of $1,507 resulting in an aggregate fair value of $2,083. As of December 31, 2014, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $1,785 that were reduced by write-downs of $702 resulting in an aggregate fair value of $1,083.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of September 30, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$44,940	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,067	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	2,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

As of December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30,494	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,554	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

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

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$708,295	$708,295	$708,295	$—	$—
Investment securities available-for-sale	1,545,093	1,545,093	—	1,545,093	—
Investment securities held-to-maturity	522,543	534,633	—	534,633	—
Accrued interest receivable	31,590	31,590	—	31,590	—
Mortgage servicing rights, net	15,336	31,544	—	31,544	—
Net loans	5,102,244	5,055,788	—	5,010,848	44,940
Total financial assets	$7,925,101	$7,906,943	$708,295	$7,153,708	$44,940

Financial liabilities:
Total deposits, excluding time deposits	$5,885,462	$5,885,462	$5,885,462	$—	$—
Time deposits	1,150,332	1,154,128	—	1,154,128	—
Securities sold under repurchase agreements	437,533	437,533	—	437,533	—
Other borrowed funds	10	10	—	10	—
Derivative liabilities	436	436	—	436	—
Accrued interest payable	5,327	5,327	—	5,327	—
Long-term debt	43,089	41,818	—	41,818	—
Subordinated debentures held by subsidiary trusts	82,477	74,723	—	74,723	—
Total financial liabilities	$7,604,666	$7,599,437	$5,885,462	$1,713,975	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$798,670	$798,670	$798,670	$—	$—
Investment securities available-for-sale	1,711,924	1,711,924	—	1,711,924	—
Investment securities held-to-maturity	575,186	584,533	—	584,533	—
Accrued interest receivable	27,063	27,063	—	27,063	—
Mortgage servicing rights, net	14,038	21,434	—	21,434	—
Net loans	4,823,243	4,800,725	—	4,770,231	30,494
Total financial assets	$7,950,124	$7,944,349	$798,670	$7,115,185	$30,494

Financial liabilities:
Total deposits, excluding time deposits	$5,767,992	$5,767,992	$5,767,992	$—	$—
Time deposits	1,238,220	1,244,324	—	1,244,324	—
Securities sold under repurchase agreements	502,250	502,250	—	502,250	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	5,833	5,833	—	5,833	—
Long-term debt	38,067	37,781	—	37,781	—
Subordinated debentures held by subsidiary trusts	82,477	75,734	—	75,734	—
Total financial liabilities	$7,634,848	$7,633,923	$5,767,992	$1,865,931	$—

(17)	Recent Authoritative Accounting Guidance

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

ASU 2014-09 "Revenue from Contracts with Customers." The amendments in ASU 2014-09 introduce a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2015-14 was released in August of 2015 and the amendments defer the effective date of 2014-09 for all entities by one year. Public companies, certain not-for-profit and certain employee benefit plans should apply the guidance to annual reporting period beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the new guidance to determine the impact it will have on its consolidated financial statements, results of operations or liquidity.

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

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred charge. The guidance in Update 2015-03 did not address presentation or subsequent measurement of debt issues costs related to line-of-credit arrangements. ASU 2015-15 addresses this gap. ASU 2015-15 adds that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, and should be applied on a retrospective basis. The amendments in ASU 2015-03 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2015-16 “Business Combinations-Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized as part of a business combination. Under the amendments in ASU 2015-16, an acquirer must recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for the Company for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16, which are applied prospectively to adjustments to provisional amounts that occur after the effective date, will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(18)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On October 6, 2015, the Company declared a quarterly dividend to common shareholders of $0.20 per share, to be paid on November 13, 2015 to shareholders of record as of November 2, 2015.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of September 30, 2015, we had consolidated assets of $8,605 million, deposits of $7,036 million, loans of $5,176 million and total stockholders’ equity of $939 million. We currently operate 81 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On March 26, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding stock of Absarokee Bancorporation, Inc., or Absarokee, a Montana-based bank holding company that operated one wholly-owned subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. The acquisition was completed on July 24, 2015. Pursuant to the terms of the Agreement and Plan of Merger to acquire Absarokee, the Company paid cash consideration of $7.2 million. As of the acquisition date, Absarokee had total assets of $73 million, loans of $38 million and deposits of $64 million. Immediately subsequent to the acquisition, the Company merged United Bank with and into its existing banking subsidiary, FIB. For additional information regarding the acquisition, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. As a banking organization subject to the standardized approach, the revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of September 30, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $1.3 million, or 1.9%, to $67.4 million during the three months ended September 30, 2015, as compared to $66.1 million for the same period in 2014, and $13.0 million, or 7.0%, to $199.2 million during the nine months ended September 30, 2015, as compared to $186.2 million for the same period in 2014. These increases were primarily attributable to growth in average interest earning assets as a result of the July 2014 acquisition of Mountain West Financial Corp, or Mountain West, in which we acquired cash and cash equivalents totaling $74 million, loans totaling $360 million and investment securities totaling $105 million. In addition,we experienced organic growth in total loans of approximately 6.6% from September 30, 2014 through September 30, 2015, which also positively impacted our quarter-to-date and year-to-date net FTE interest income.

Also positively impacting our net interest income during the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.4 million during the three months ended September 30, 2015, of which $307 thousand was the result of early loan payoffs, and $4.1 million during the nine months ended September 30, 2015, of which $1.1 million was the result of early loan payoffs. This compares to $1.4 million during the three and nine months ended September 30, 2014, of which $747 thousand was the result of early loan payoffs.

Despite increases in our net interest income, our net FTE interest margin ratio decreased 8 basis points to 3.47% for the three months ended September 30, 2015, as compared to 3.55% for the same period in 2014, and 9 basis points to 3.45% for the nine months ended September 30, 2015, as compared to 3.54% during the same period in 2014. Decreases in net FTE interest margin ratio during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, were primarily due to lower yields earned on loans and investment securities, which were partially offset by increases in the average outstanding interest earning assets and reductions in funding costs. Exclusive of the fair value accretion resulting from the early payoff of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.42% during the three months ended September 30, 2015, as compared to 3.47% for the same period in 2014, and 3.40% during the nine months ended September 30, 2015, as compared to 3.47% during the same period in 2014.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,141,484	$62,577	4.83%	$4,751,928	$61,445	5.13%
Investment securities (2)	2,097,835	8,927	1.69	2,094,449	8,953	1.70
Interest bearing deposits in banks	471,682	342	0.29	548,794	374	0.27
Federal funds sold	2,876	4	0.55	1,909	3	0.62
Total interest earnings assets	7,713,877	71,850	3.70	7,397,080	70,775	3.80
Non-earning assets	781,559			753,324
Total assets	$8,495,436			$8,150,404
Interest bearing liabilities:
Demand deposits	$2,086,112	$528	0.10%	$2,100,931	$532	0.10%
Savings deposits	1,924,612	645	0.13	1,751,595	616	0.14
Time deposits	1,150,223	2,068	0.71	1,217,023	2,339	0.76
Repurchase agreements	433,007	55	0.05	439,739	52	0.05
Other borrowed funds	6	—	—	1,781	27	6.01
Long-term debt	43,200	544	5.00	36,886	482	5.18
Subordinated debentures held by subsidiary trusts	82,477	610	2.93	89,142	598	2.66
Total interest bearing liabilities	5,719,637	4,450	0.31	5,637,097	4,646	0.33
Non-interest bearing deposits	1,787,419			1,570,121
Other non-interest bearing liabilities	58,623			54,722
Stockholders’ equity	929,757			888,464
Total liabilities and stockholders’ equity	$8,495,436			$8,150,404
Net FTE interest income		67,400			66,129
Less FTE adjustments (2)		(1,070)			(1,047)
Net interest income from consolidated statements of income		$66,330			$65,082
Interest rate spread			3.39%			3.47%
Net FTE interest margin (3)			3.47%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.24%			0.26%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,010,251	$183,305	4.89%	$4,512,726	$171,656	5.09%
Investment securities (2)	2,236,581	28,209	1.69	2,098,125	27,341	1.74
Interest bearing deposits in banks	462,262	1,002	0.29	425,489	830	0.26
Federal funds sold	2,412	11	0.61	1,658	7	0.56
Total interest earnings assets	7,711,506	212,527	3.68	7,037,998	199,834	3.80
Non-earning assets	759,169			695,924
Total assets	$8,470,675			$7,733,922
Interest bearing liabilities:
Demand deposits	$2,087,241	$1,558	0.10%	$1,940,007	$1,556	0.11%
Savings deposits	1,894,132	1,897	0.13	1,681,782	1,810	0.14
Time deposits	1,181,931	6,334	0.72	1,179,735	6,872	0.78
Repurchase agreements	453,610	162	0.05	444,952	181	0.05
Other borrowed funds	5	—	—	475	27	7.60
Long-term debt	41,469	1,596	5.15	36,897	1,431	5.19
Subordinated debentures held by subsidiary trusts	82,477	1,800	2.92	84,723	1,778	2.81
Total interest bearing liabilities	5,740,865	13,347	0.31	5,368,571	13,655	0.34
Non-interest bearing deposits	1,750,152			1,473,003
Other non-interest bearing liabilities	60,149			49,879
Stockholders’ equity	919,509			842,469
Total liabilities and stockholders’ equity	$8,470,675			$7,733,922
Net FTE interest income		199,180			186,179
Less FTE adjustments (2)		(3,237)			(3,234)
Net interest income from consolidated statements of income		$195,943			$182,945
Interest rate spread			3.37%			3.46%
Net FTE interest margin (3)			3.45%			3.54%
Cost of funds, including non-interest bearing demand deposits (4)			0.24%			0.27%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2015 compared with Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$4,982	$(3,850)	$1,132	$12,547	$(898)	$11,649
Investment securities (1)	14	(40)	(26)	1,196	(328)	868
Interest bearing deposits in banks	(52)	20	(32)	48	124	172
Federal funds sold	2	(1)	1	2	2	4
Total change	4,946	(3,871)	1,075	13,793	(1,100)	12,693
Interest bearing liabilities:
Demand deposits	(4)	—	(4)	78	(76)	2
Savings deposits	60	(31)	29	152	(65)	87
Time deposits	(127)	(144)	(271)	8	(546)	(538)
Repurchase agreements	(1)	4	3	2	(21)	(19)
Other borrowed funds	(27)	—	(27)	(18)	(9)	(27)
Long-term debt	82	(20)	62	118	47	165
Subordinated debentures held by subsidiary trusts	(44)	56	12	(31)	53	22
Total change	(61)	(135)	(196)	309	(617)	(308)
Increase (decrease) in FTE net interest income	$5,007	$(3,736)	$1,271	$13,484	$(483)	$13,001

(1)Interest income for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses. During the three months ended September 30, 2015, we recorded a provision for loan losses of $1.1 million, as compared to $261 thousand during the same period in 2014. For the nine months ended September 30, 2015, we recorded a provision for loan losses of $3.5 million, as compared to the reversal of provision for loan losses of $6.7 million during the same period in 2014. The increase in provision is reflective of loan growth, increases in specific reserves on impaired loans and lower levels of recoveries of previously charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein.

Non-interest Income. Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income increased $1.1 million, or 3.8%, to $30.5 million for the three months ended September 30, 2015, as compared to $29.4 million for the same period in 2014, and $10.0 million, or 12.5%, to $90.0 million for the nine months ended September 30, 2015, as compared to $80.0 million during the same period in 2014. Significant components of these increases are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage loan servicing fee income, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $637 thousand, or 6.1%, to $11.1 million during the three months ended September 30, 2015, as compared to $10.5 million for the same period in 2014, and $2.8 million, or 9.6%, to $32.1 million for the nine months ended September 30, 2015, as compared to $29.3 million during the same period in 2014. These increases were primarily due to additional interchange revenue resulting from higher debit and credit card transaction volumes.

Income from the origination and sale of loans increased $637 thousand, or 8.7%, to $8.0 million during the three months ended September 30, 2015, as compared to $7.3 million during the same period in 2014, and $4.3 million, or 23.4%, to $22.7 million during the nine months ended September 30, 2015, as compared to $18.4 million during the same period in 2014. During second quarter 2015, we sold $10.6 million of seasoned portfolio loans at an aggregate gain of $410 thousand. The remaining quarter-to-date and year-to-date increases in income from the origination and sale of loans, as compared to the same periods in 2014, were primarily the result of increased demand in our market areas for both refinancing loans and loans for home purchases.

Our total mortgage loans production increased approximately 30% during the nine months ended September 30, 2015, as compared to the same period in 2014, with loans originated for home purchases accounting for approximately 66% of our mortgage loan production, as compared to approximately 76% during the same period in 2014.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Wealth management revenues increased $76 thousand, or 1.5%, to $5.2 million during the three months ended September 30, 2015, as compared to $5.2 million during the same period in 2014. Exclusive of one-time close-out fees of $407 thousand related to the settlement of three estates recognized during third quarter 2014, wealth management revenues increased $483 thousand, or 10.2%, to $5.2 million during the three months ended September 30, 2015, as compared to $4.8 million for the same period in the prior year, primarily due to the addition of new customers. Wealth management revenues increased $846 thousand, or 5.9%, to $15.1 million during the nine months ended September 30, 2015, as compared to $14.2 million during the same period in 2014, due to the combined impact of the addition of new wealth management customers and increases in the market values of assets under trust management.

Other income decreased $310 thousand, or 14.9%, to $1.8 million during the three months ended September 30, 2015, as compared to $2.1 million during the same period in 2014, primarily due to lower earnings on assets held under deferred compensation plans.

Other income increased $1.8 million, or 30.2%, to $7.7 million during the nine months ended September 30, 2015, as compared to $5.9 million during the same period in 2014. During second quarter 2015, we recorded a gain of $863 thousand on the sale of land, and during first quarter 2015, we reached a settlement on and reversed a $1.0 million accrual related to secondary investor claims assumed as part of the July 2014 acquisition of Mountain West.

Non-interest Expense. Non-interest expense increased $544 thousand, or 0.8%, to $65.5 million for the three months ended September 30, 2015, as compared to $65.0 million for the same period in 2014, and $11.9 million, or 6.8%, to $187.1 million during the nine months ended September 30, 2015, as compared to $175.2 million in the same period in 2014. Significant components of these increases are discussed below.

Salaries and wages expense decreased $454 thousand, or 1.8%, to $25.5 million during the three months ended September 30, 2015, as compared to $25.9 million during the same period in 2014, primarily due to a $1.3 million decrease in incentive compensation accruals, which were partially offset by higher salaries and wages expense.

Salaries and wages expense increased $4.1 million, or 5.6%, to $76.9 million during the nine months ended September 30, 2015, as compared to $72.8 million during the same period in 2014. Year-to-date increases in salaries and wages expense, as compared to the prior year, were primarily the result of increased personnel costs associated with the Mountain West acquisition in July 2014, inflationary wage increases and higher commissioned pay reflective of increased mortgage loan origination during the first nine months of 2015.

Employee benefits expense decreased $529 thousand, or 6.7%, to $7.3 million for the three months ended September 30, 2015, as compared to $7.8 million during the same period in 2014, due to lower earnings on assets held under deferred compensation plans. Employee benefits expense decreased $156 thousand, or 0.7%, to $23.2 million during the nine months ended September 30, 2015, as compared to $23.3 million during the same period in 2014. Decreases due to lower earnings on assets held under deferred compensation plans during the nine months ended September 30, 2015, as compared to the same period in 2014, were largely offset by increased benefits costs associated with the Mountain West acquisition.

Furniture and equipment expense increased $511 thousand, or 15.3%, to $3.8 million for the three months ended September 30, 2015, as compared to $3.3 million during the same period in 2014, and $1.6 million, or 17.0%, to $11.3 million during the nine months ended September 30, 2015, as compared to $9.7 million during the same period in the prior year. These increases were primarily due to additional software costs associated with the implementation of new systems placed into service during the last half of 2014 to assist in accounting for acquired loans, process mortgage loans and automate certain reconciliation functions.

Net OREO income increased to $720 thousand during the three months ended September 30, 2015, as compared to $58 thousand during the same period in 2014. For the nine months ended September 30, 2015, net OREO income increase $1.4 million to $1.6 million, as compared to $211 thousand in the same period in 2014. Quarter-to-date and year-to-date increases were primarily due to increases in net gains recognized on the sale of OREO properties. During the three and nine months ended September 30, 2015, we recorded net gains on the sale of OREO properties of $1.1 million and $2.9 million, respectively, as compared to net gains on the sale of OREO properties of $551 thousand and $1.3 million recorded during the same respective periods in 2014.

Professional fees increased $683 thousand, or 55.4%, to $1.9 million during the three months ended September 30, 2015, as compared to $1.2 million during the same period in 2014, and $850 thousand, or 21.9%, to $4.7 million during the nine month ended September 30, 2015, as compared to $3.9 million during the same period in 2014. Quarter-over-quarter and year-over-year increases primarily relate to professional fees incurred in conjunction with identifying and executing strategies for revenue enhancement and changing trust data platforms.

Core deposit intangible amortization expense increased $154 thousand, or 22.4%, to $842 thousand during the three months ended September 30, 2015, as compared to $688 thousand during the same period in 2014, and $1.1 million, or 82.7%, to $2.6 million during the nine months ended September 30, 2015, as compared to $1.4 million during the same period in 2014. Increases in core deposit amortization expense were due to the amortization of core deposit intangible assets recorded in conjunction with the acquisitions of Absarokee in July 2015 and Mountain West in July 2014.

Other expense increased $245 thousand, or 2.0%, to $12.6 million during the three months ended September 30, 2015, as compared to $12.4 million during the same period in 2014, and $4.3 million, or 12.8%, to $38.0 million during the nine months ended September 30, 2015, as compared to $33.7 million for the same period in 2014. During third quarter 2015, we recorded write-downs aggregating $806 thousand in the fair value of two vacated bank buildings held for sale. In addition, during second quarter 2015 we recorded a one-time contract termination fee of $876 thousand related to a change in payment service provider. Also contributing to the year-over-year increase were fraud losses, which increased $505 thousand, or 53.3%, to $1.5 million during the nine months ended September 30, 2015, as compared to $946 thousand the same period in 2014 primarily due to unusually high fraudulent credit card activity during the first half of 2015. The remaining year-to-date increase in other expenses were primarily due to the additional operating costs associated with branches acquired in the July 2014 acquisition of Mountain West, increases in advertising costs due to fluctuations in the timing of advertising campaigns and higher travel and legal costs.

During the third quarters of 2015 and 2014, we recorded loss contingency expenses of $5.0 million and $4.0 million, respectively, related to a lender liability lawsuit that was settled on August 31, 2015. For additional information regarding this litigation, see "Note 12 - Commitments and Contingencies" in the accompany "Notes to Unaudited Consolidated Financial Statements" included in this report.

Acquisition expenses of $566 thousand and $629 thousand recorded during the three and nine months ended September 30, 2015, respectively, included legal and professional fees related to the Absarokee acquisition in July 2015. Non-core acquisition expenses of $1.0 million and $1.6 million recorded during the three and nine months ended September 30, 2014, respectively, included legal and professional fees, employee retention payments and travel expenses related to the Mountain West acquisition in July 2014. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective federal income tax rate was 29.4% for the nine months ended September 30, 2015 and 30.6% for the nine months ended September 30, 2014. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.2% for the nine months ended June, 2015 and 2014. Decreases in effective federal income tax rates are primarily due to tax credits received on investments in low income housing projects during 2015 and the last half of 2014.

Financial Condition

Total assets decreased $5.4 million, or less than 1.0%, to $8,605 million as of September 30, 2015, from $8,610 million as of December 31, 2014. Absent meaningful deposit growth during the first nine months of 2015, loan growth was funded through available funds resulting in decreases in cash, interest bearing deposits in banks and investment securities from December 31, 2014 to September 30, 2015. Significant fluctuations in balance sheet accounts are discussed below.

Loans. Total loans increased $279 million, or 5.7%, to $5,176 million as of September 30, 2015, as compared to $4,897 million December 31, 2014. Approximately $37 million of the increase was attributable to the Absarokee acquisition. The most notable organic growth occurred in commercial, commercial real estate, indirect consumer and agricultural loans.

Continuing business expansion in our market areas and the movement of completed commercial construction projects from construction loans to permanent financing resulted in increases in the commercial and commercial real estate loan portfolios. Commercial loans increased $39 million, or 5.2%, to $779 million as of September 30, 2015, from $740 million as of December 31, 2014, with approximately $4 million of the increase attributable to the Absarokee acquisition. Commercial real estate loans increased $111 million, or 6.8%, to $1.8 billion as of September 30, 2015, from $1.6 billion as of December 31, 2014, with approximately $12 million of the increase attributable to the Absarokee acquisition.

Indirect consumer loans grew organically $63 million, or 11.4%, to $616 million as of September 30, 2015, from $553 million as of December 31, 2014. Management attributes this increase to the combined impact of heightened consumer demand for recreational vehicles and increased dealer volume resulting from expansion efforts within our existing market areas.

Agricultural loans increased $30 million, or 24.0%, to $155 million as of September 30, 2015, from $125 million as of December 31, 2014, with approximately $7 million of the increase attributable to the Absarokee acquisition. Management attributes the remaining increase to seasonal increases in agricultural credit lines that typically occur during the second and third quarters of each year.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Non-performing loans:
Non-accrual loans	$66,359	$70,848	$73,941	$62,182	$71,915
Accruing loans past due 90 days or more	3,357	2,153	5,175	2,576	1,348

Total non-performing loans	69,716	73,001	79,116	64,758	73,263
OREO	8,031	11,773	15,134	13,554	18,496

Total non-performing assets	$77,747	$84,774	$94,250	$78,312	$91,759

Troubled debt restructurings not included above	$16,702	$15,127	$16,070	$20,952	$20,956

Non-performing loans to total loans	1.35%	1.43%	1.61%	1.32%	1.51%
Non-performing assets to total loans and OREO	1.50%	1.66%	1.91%	1.59%	1.88%
Non-performing assets to total assets	0.90%	1.01%	1.11%	0.91%	1.08%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2015	Percent of Total	December 31, 2014	Percent of Total
Real estate:
Commercial	$23,237	33.4%	$27,700	42.9%
Construction:		.
Land acquisition and development	9,146	13.1%	8,252	12.7%
Commercial	329	0.5%	2,564	4.0%
Residential	983	1.4%	272	0.4%
Total construction	10,458	15.0%	11,088	17.1%
Residential	3,332	4.8%	4,554	7.0%
Agricultural	6,792	9.7%	6,842	10.6%
Total real estate	43,819	62.9%	50,184	77.5%
Consumer	2,133	3.1%	1,282	2.0%
Commercial	22,722	32.6%	12,846	19.8%
Agricultural	731	1.0%	446	0.7%
Other	311	—%	—	—%
Total non-performing loans	$69,716	100.0%	$64,758	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $2.3 million and $3.2 million would have been accrued for the nine months ended September 30, 2015 and 2014, respectively. Non-accrual loans increased $4 million, or 6.7%, to $66 million as of September 30, 2015, from $62 million as of December 31, 2014, primarily due to the placement of the loans of one commercial borrower on non-accrual status.

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

OREO decreased $6 million, or 40.7%, to $8 million as of September 30, 2015, from $14 million as of December 31, 2014. During the nine months ended September 30, 2015, we recorded OREO additions of $5 million and sold OREO with a book value of $11 million at a net gain of $2.9 million. As of September 30, 2015, the composition of OREO properties was 46% land and land development, 26% commercial, 23% residential real estate, 1% construction and 4% agricultural.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2015, management determined that an allowance for loan losses related to acquired loans of $344 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Balance at beginning of period	$76,552	$75,336	$74,200	$74,231	$78,266
Provision charged to operating expense	1,098	1,340	1,095	118	261
Charge offs:
Real estate
Commercial	120	47	109	485	41
Construction	2,028	—	30	108	20
Residential	71	510	45	30	84
Agricultural	—	53	2	1	2
Consumer	1,537	837	1,301	1,658	1,437
Commercial	791	61	374	22	4,678
Agricultural	—	—	—	—	—
Other	—	—	—	—	12
Total charge-offs	4,547	1,508	1,861	2,304	6,274
Recoveries:
Real estate
Commercial	387	293	512	446	181
Construction	—	49	316	736	728
Residential	—	80	154	124	88
Agricultural	—	3	10	—	2
Consumer	653	520	640	686	495
Commercial	113	438	270	162	484
Agricultural	—	1	—	1	—
Total recoveries	1,153	1,384	1,902	2,155	1,978
Net charge-offs	3,394	124	(41)	149	4,296
Balance at end of period	$74,256	$76,552	$75,336	$74,200	$74,231

Period end loans	$5,176,480	$5,103,946	$4,927,306	$4,897,443	$4,854,382
Average loans	5,141,484	4,991,416	4,895,146	4,870,509	4,751,928
Net loans charged-off to average loans, annualized	0.26%	0.01%	—%	0.01%	0.36%
Allowance to period end loans	1.43%	1.50%	1.53%	1.52%	1.53%

Our allowance for loan losses as a percentage of period end loans declined to 1.43% as of September 30, 2015, as compared to 1.52% as of December 31, 2014, primarily due to loan growth, changes in loss factors and the acquisition of Absarokee loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses. The decrease in our allowance for loan losses as a percentage of period end loans to 1.53% as of September 30, 2014, from 1.74% as of June 30, 2014,was due to the acquisition of Mountain West loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses.

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $219 million, or 9.6%, to $2,068 million, or 24.0% of total assets, as of September 30, 2015, from $2,287 million, or 26.6% of total assets, as of December 31, 2014. During the first nine months of 2015, proceeds from maturities, calls and pay-downs of investment securities were used to fund loan growth.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2015, we had investment securities with fair values aggregating $249 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $2 million as of September 30, 2015, were attributable to changes in interest rates. No impairment losses were recorded during the three and nine months ended September 30, 2015 and 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased $91 million, or 11.3%, to $708 million as of September 30, 2015, from $799 million as of December 31, 2014. During the first nine months of 2015, loan growth was funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2014 to September 30, 2015. Remaining decreases in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Goodwill. Goodwill decreased $1 million to $204 million as of September 30, 2015, from $205 million as of December 31, 2014. During third quarter 2015, we recorded goodwill of $34 thousand in conjunction with the Absarokee acquisition. This increase was offset by a $1 million decrease in recorded goodwill resulting from the finalization of the fair valuation of deferred tax assets acquired in the Mountain West acquisition.
Company-Owned Life Insurance. Company-owned life insurance increased $32 million, or 20.9%, to $186 million as of September 30, 2015, from $154 million as of December 31, 2014. This increase was due to the second quarter 2015 purchase of an additional $23 million of life insurance covering selected officers of FIB and increases in cash surrender value of existing policies.
Deferred Tax Asset/Liability. As of September 30, 2015, we had a net deferred tax liability of $13 million, as compared to a net deferred tax asset of $5 million as of December 31, 2014. The shift in deferred taxes from a net asset to a net liability was primarily due to decreases in deferred tax assets related to unrealized losses on available-for sale investment securities and the removal of deferred tax assets upon the disposal of real property acquired as part of the Mountain West acquisition. The shift in the deferred taxes from a net asset to a net liability was also impacted by decreases in deferred tax assets related to tax deductible goodwill from previous acquisitions.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $30 million, or less than 1.0%, to $7,036 million as of September 30, 2015, from $7,006 million as of December 31, 2014. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	September 30, 2015	Percent of Total	December 31, 2014	Percent of Total
Non-interest bearing demand	$1,832,535	26.0%	$1,791,364	25.5%
Interest bearing:
Demand	2,134,203	30.3	2,133,273	30.5
Savings	1,918,724	27.3	1,843,355	26.3
Time, $100 and over	496,539	7.1	520,125	7.4
Time, other (1)	653,793	9.3	718,095	10.2
Total interest bearing	5,203,259	74.0	5,214,848	74.5
Total deposits	$7,035,794	100.0%	$7,006,212	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $33 million as of September 30, 2015 and $40 million as of December 31, 2014.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $65 million, or 12.9%, to $438 million as of September 30, 2015, from $502 million as of December 31, 2014, due to fluctuations in the liquidity of our customers.

Long-Term Debt. Long-term debt increased $5 million, or 13.2%, to $43 million as of September 30, 2015, from $38 million as of December 31, 2014. On January 29, 2015, the Company borrowed $5 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by the Company.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $17 million, or 26.4%, to $49 million as of September 30, 2015, from $66 million as of December 31, 2014. This decrease is due to fluctuations in the timing of corporate income tax payments and the reclassification of deferred tax assets to current taxes payable.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $30 million, or 3.3%, to $939 million as of September 30, 2015, from $909 million as of December 31, 2014, primarily due to the retention of earnings, which was partially offset by the redemption and retirement of Class A common shares.

During the nine months ended September 30, 2015, we repurchased and retired 765,875 shares of our Class A common stock in open market transactions at an aggregate purchase price of $20 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 9 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

As of September 30, 2015 and December 31, 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2015, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2015, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2015.
(b) Not applicable.
(c) There were no purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
July 2015	1,334	$28.09	—	434,125
August 2015	58,542	26.06	58,542	375,583
September 2015	141,458	26.31	141,458	1,000,000
Total	201,334	$26.25	200,000	1,000,000

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

10.12†*	Executive Employment Agreement between Kevin P. Riley and First Interstate BancSystem, Inc. dated September 23, 2015.

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 6, 2015	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	November 6, 2015	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer