Form 10-K
period 2015-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2016-03-01
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $668,057,399.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2016:

Class A common stock	21,511,142
Class B common sock	23,729,282
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 25, 2016. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of December 31, 2015, we had consolidated assets of $8.7 billion, deposits of $7.1 billion, loans of $5.2 billion and total stockholders’ equity of $950 million. We currently operate 79 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from 23,000 to 150,000 people, have diversified economic characteristics and favorable population growth prospects and usually serve as trade centers for larger rural areas.

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

Recent Acquisitions

On July 24, 2015, we acquired all of the outstanding stock of Absarokee Bancorporation, Inc., a Montana-based bank holding company operating one wholly-owned subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. United Bank was merged with FIB immediately subsequent to the acquisition. We paid cash consideration for the acquisition of $7.2 million. As of the acquisition date, Absarokee Bancorporation, Inc. had total assets of $73 million, loans of $38 million and deposits of $64 million.

On July 31, 2014, we acquired all of the outstanding stock of Mountain West Financial Corp., a Montana-based bank holding company operating one wholly-owned subsidiary bank, Mountain West Bank, NA, with branches located in five of our current market areas in Montana. Mountain West Bank, NA was merged with FIB on October 17, 2014. Consideration for the acquisition of $74.5 million consisted of cash of $38.5 million and the issuance of 1,378,230 shares of our Class A common stock valued at $26.10 per share, the closing price of the shares as quoted on the NASDAQ stock market on the acquisition date. As of the acquisition date, Mountain West Financial Corp. had total assets of $612 million, loans of $360 million and deposits of $515 million.

For additional information regarding these acquisitions, see “Managements’ Discussion and Analysis — Recent Trends and Developments” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Acquisitions” and “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15.

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

Lending Activities

We offer short and long-term real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies. Minimum underwriting standards generally specify that loans (i) are made to borrowers located within a designated geographical lending area with the exception of participation loans and loans to national accounts; (ii) are made only for identified legal purposes; (iii) have specifically identified sources of repayment; (iv) mature within designated maximum maturity periods that coincide with repayment sources; (v) are appropriately collateralized whenever possible, (vi) are supported by current credit information; (vii) do not exceed the Bank's legal lending limit; (viii) with fixed interest rates that reset are adjusted within designated time frames; and (ix) require a flood determination prior to closing. In addition, our minimum underwriting standards include lending limitations to prevent concentrations of credit in agricultural, commercial, real estate or consumer loans. Further, each minimum underwriting standard must be documented as part of the loan approval process.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of December 31, 2015, the estimated fair value of trust assets held in a fiduciary or agent capacity was $4.5 billion.

Centralized Services

We have centralized certain operational activities to provide consistent service levels to our customers company-wide, to gain efficiency in management of those activities and to ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to customers and include marketing; credit review; credit cards; mortgage loan sales and servicing; indirect consumer loan purchasing and processing; loan collections and, other operational activities. Additionally, specialized staff support services have been centralized to enable our branches to serve their markets more efficiently. These services include credit administration, finance, accounting, human resource management, internal audit, facilities management, technology, risk management, compliance and other support services.

Competition

There is significant competition among commercial banks in our market areas. We also compete with other providers of financial services, such as savings and loan associations, credit unions, financial technology companies, internet banks, consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, employee benefit, investment and insurance services.

Employees

We recognize quality, engaged employees are critical to our ability to serve our customers and to the success of our company. We strive to be the employer of choice in the markets we serve. At December 31, 2015, we employed 1,742 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulation and Supervision

Regulatory Authorities

We are subject to extensive regulation under federal and state laws. A description of certain material laws and regulations applicable to us is summarized below. This description is not intended to include a summary of all laws and regulations applicable to us. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us. Those issuances may affect the conduct of our business or impose additional regulatory obligations. Descriptions of statutory and regulatory provisions and requirements do not purport to be complete and are qualified in their entirety by reference to those provisions.

As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, regulation and regular examination by the Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, as administered by the Securities and Exchange Commission, or SEC.

The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the State of Montana, Department of Administration, Division of Banking and Financial Institutions, with respect to its activities in Wyoming the State of Wyoming, Department of Audit, and with respect to its activities in South Dakota, the State of South Dakota Department of Revenue & Regulation, Division of Banking. Although the Bank is not directly supervised by the Consumer Financial Protection Bureau, or CFPB, certain of the Bank's consumer banking activities are also subject to CFPB regulations.

The Bank's deposits are insured by the deposit insurance fund of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.

The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of its permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with various laws and regulations and the collection and retention of information. As the regulatory framework for bank holding companies and banks continues to grow and become more complex, the cost of complying with regulatory requirements continues to increase. In addition, if our consolidated assets were to exceed $10 billion, we would become subject to additional statutory and regulatory requirements and would incur additional compliance costs. As of December 31, 2015, our consolidated assets were $8.7 billion.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, enacts other significant changes in federal statutes governing banks and bank holding companies generally as well as other entities. Although many of the significant changes are already in effect, additional significant changes will become effective in the near-term and other significant changes require action by federal banking agencies, including the Federal Reserve, our principal federal regulator. Except as otherwise noted, the following discussion assumes that provisions of the Dodd-Frank Act applicable to banks and bank holding companies to become effective in the near-term are currently in effect.

Financial and Bank Holding Company

We are a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, including the Dodd-Frank Act, we are required to serve as a source of financial and managerial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. The federal banking agencies are required under the Dodd-Frank Act to issue joint rules to carry out the source of strength requirements. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank.

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. Under the Dodd-Frank Act, when acting on an application for approval, the Federal Reserve is required to consider whether the transaction would result in greater or more concentrated risks to the United States banking or financial system. Under federal law and regulations, including the Dodd-Frank Act, a bank holding company may acquire banks in states other than its home state if the bank holding company is both 'well-capitalized' and 'well-managed' both before and after the acquisition. The interstate acquisitions are subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by state law of such deposits in that state.

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

Banks may also merge across state lines. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state, provided such prohibition does not discriminate against out-of-state banks. For example, under Montana law, banks, bank holding companies and their respective subsidiaries, whether located in Montana or otherwise, cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution and its affiliates would directly or indirectly control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana. As of December 31, 2015, the Bank controlled approximately 17% of the total deposits of all insured depository institutions located in Montana. The state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.

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

In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana also conduct periodic onsite and offsite inspections and credit reviews throughout the year. The federal banking agencies, including the Federal Reserve, may also require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted to bank holding companies under governing law.

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

The capital buffer rules adopted by the federal banking regulators in accordance with the Basel Accords impose further limitations on the Bank’s ability to pay dividends. In general, the Bank’s ability to pay dividends is limited under the capital buffer rules unless the Bank’s common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5 percent of risk-weighted assets.

A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific dividend limitations or prohibitions in certain circumstances. The Bank is not currently subject to a specific regulatory dividend limitation other than generally applicable limitations.

In general, banks are also prohibited from making capital distributions, including dividends, and are prohibited from paying management fees to control persons if it would be “undercapitalized” under the regulatory framework for corrective action after making such payments. See “Capital Standards and Prompt Corrective Action.”

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

The Federal Reserve has issued policy statements and other guidance that suggests limitations on the dividends a bank holding company may pay. The guidance indicates that, in the view of the Federal Reserve, a bank holding company should not pay dividends per share that exceeds the earnings per share over the prior four fiscal quarters nor should a bank holding company pay dividends unless the company’s net income is sufficient to cover the dividend to be paid and the expected rate of earnings retention necessary to meet the company’s capital needs.

Furthermore, because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank upon its liquidation or reorganization will be subject to the prior claims of the Bank's creditors. In the event of such a liquidation or other resolution, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment of the claims of holders over any obligation of the Bank to its shareholders, including us, or our shareholders or creditors.

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

The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve's Regulation W and relevant federal statutes, among other things, impose significant additional limitations on transactions in which the Bank may engage with us or with other affiliates.

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

We are required under current guidelines to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets. In addition, we are required to maintain a minimum common equity tier 1 capital ratio to risk-weighted assets of 4.5% and, when fully phased in, a capital conservation buffer of 2.5% of risk weighted assets. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action in effect on January 1, 2016, its minimum common equity tier 1 capital, tier 1 and total capital ratios must be at least 4.5%, 6.0% and 8.0% on a risk-adjusted basis, respectively. As of January 1, 2016 the required capital conservation buffer is 0.625% and will continue to phase in at 0.625% each January 1st until reaching 2.5% on January 1, 2019. We currently meet the ‘well-capitalized’ ratio requirements on all measures including requirements to be phased in through January 1, 2019. However, there can be no assurance that we will meet the requirements in the future.

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

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including mandated capital raising activities, such as orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, restrictions for interest rates paid, removal of management and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

A bank that is not “well-capitalized” as defined by applicable regulations may, among other regulatory requirements or limitations, be prohibited under federal law and regulation from accepting or renewing brokered deposits.

In 2015, the Federal Reserve issued several new rules and proposed rules applicable to advanced approaches companies, certain complex bank holding companies and holding companies with consolidated assets in excess of $10 billion. Because the Company has consolidated assets of less than $10 billion and has not been designated a complex holding company, the recently issued rules do not generally apply to us.

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

Under the FDIA, the appropriate federal banking agency may take certain actions with respect to significantly or critically undercapitalized institutions. The actions may include requiring the sale of additional shares of the institution's stock or other actions deemed appropriate by the federal banking agency, which could include an assessment on the institution's stock.

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

Federal banking agencies possess broad enforcement powers to take corrective and other supervisory action on an insured bank and its holding company. Moreover, federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks. Bank holding companies and insured banks are subject to a wide range of potential enforcement actions by federal regulators for violation of any law, rule, regulation, standard, condition imposed in writing by the regulator or term of a written agreement with the regulator.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The maximum deposit insurance amount is $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Currently, the Bank meets the ‘well-capitalized’ standards imposed by the FDIC in 2015 for purposes of determining FDIC assessments.

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

The Equal Credit Opportunity Act generally prohibits discrimination in credit transactions on, among other things, the basis of race, color, religion, national origin, sex, marital status or age and, in certain circumstances, limits the Bank's ability to require co-obligors or guarantors as a condition of the extension of credit to an individual.

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

The Fair Housing Act regulates, among other things, lending practices in residential lending and prohibits discrimination in housing-related lending activities on the basis of race, color, religion, national origin, sex, handicap, disability or familial status.

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

The Federal Reserve issued regulations relating to fees and charges in debit card transactions intended to implement provisions of the Dodd-Frank Act. Card issuers with consolidated assets of less than $10 billion are exempt from the interchange fee standards but are subject to other rules addressing exclusivity and other requirements. The Bank is not subject to the interchange fee standards as its consolidated assets, together with affiliates, are less than $10 billion. While we do not currently have $10 billion or more in total consolidated assets, it is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates and our potential to grow through acquisitions. Based on our 2015 debit card transaction volume, we estimate interchange fee caps prescribed under the Dodd-Frank Act for issuers with consolidated assets in excess of $10 billion would have reduced our debit card interchange fee income by approximately $8 million.

Federal consumer protection laws have been expanded by the Dodd-Frank Act, pursuant to which the CFPB was created with authority to regulate consumer financial products and services and to implement and enforce federal consumer financial laws. Although the CFPB is accorded examination and enforcement authority, the CFPB's authority does not generally extend to depository institutions with total assets of less than $10 billion. The Bank currently has total assets of less than $10 billion.

The Community Reinvestment Act, or CRA, generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be assessed for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising our other activities or in authorizing new activities.

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

Risks Relating to the Market and Our Business

Declining business and economic conditions could materially and adversely affect us.

Since June 2009, the United States economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been sizable improvements in the United States labor market, personal consumption and industrial production; nevertheless, the pace of economic recovery has been uneven and slow. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. There is continued concern about the U.S. economic outlook.
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

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. Weakening economic conditions, increasing unemployment rates and/or deterioration of housing markets could exert pressure on our loan customers resulting in higher delinquencies, repossessions and losses, which would have an adverse impact on our business, financial condition, results of operations and prospects.

Adverse economic conditions affecting Montana, Wyoming and South Dakota could harm our business.

Our customers are located predominantly in Montana, Wyoming and South Dakota. Because of the concentration of loans and deposits in these states, existing or future adverse economic conditions in Montana, Wyoming or South Dakota could cause us to experience higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions, including inflation, recession and unemployment and other factors, such as regulatory or business developments, natural disasters, environmental contamination and other unfavorable conditions and events that affect these states, could reduce demand for credit or fee-based products and may delay or prevent borrowers from repaying their loans. Adverse conditions and other factors identified above could also negatively affect real estate and other collateral values, interest rate levels and the availability of credit to refinance loans at or prior to maturity. These results could adversely impact our business, financial condition, results of operations and cash flows.

We may be adversely affected by declining oil and gas prices.

Oil and gas drilling and production in Wyoming and in the Bakken Formation in Montana and North Dakota have been important contributors to our region's economic growth over the years. During 2015, decreased market oil prices compressed margins for oil producers as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015, our direct exposure to the oil and gas industry was approximately $75 million in outstanding loans, including approximately $50 million related to drilling and extraction activity and approximately $25 million advanced to oil and gas service companies. As of December 31, 2015, we also had commitments to lend an additional $24 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and further declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our customers. Additionally, adverse developments in the energy sector could have spillover effects on the broader economies of our market areas, including commercial and residential real estate values and the general level of economic activity. The State of Wyoming derives a significant portion of its operating budget from energy extraction and related industries. As such, reductions in oil and gas related revenues may have additional negative economic implications for the State of Wyoming.

We are carefully monitoring the impact of the continuing significant decline and volatility in oil and gas prices on our loan portfolio. As of December 31, 2015, 36.4% of our outstanding oil and gas loans were criticized. There is no assurance that our business, financial condition, results of operations and cash flows will not be adversely impacted by increases in non-performing oil and gas loans, or by the direct and indirect effects of current and future conditions in the energy industry.

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across Montana, Wyoming, South Dakota and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

At December 31, 2015, we had $2.6 billion of commercial loans, including $1.8 billion of commercial real estate loans, representing approximately 49% of our total loan portfolio. These loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Unlike residential mortgage loans, which generally are made on the basis of the borrowers' ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our business, financial condition and results of operations.

In addition, at December 31, 2015, we had $1.6 billion of agricultural, construction, residential and other real estate loans, representing approximately 31% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we had goodwill of $205 million, or 22% of our total stockholders' equity. Furthermore, an impairment of goodwill could cause our Bank to be unable to pay dividends to us. If our Bank is unable to pay dividends to us, our cash flow and liquidity would be reduced. See below “Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.”

We may not continue to have access to low-cost funding sources.

We depend on checking and savings, negotiable order of withdrawal, or NOW, and money market deposit account balances and other forms of customer deposits as our primary source of funding. Such account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. Additionally, the availability of internet banking products has increased the mobility of customer deposits. If customers move money out of bank deposits and into other investments or internet banking products, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.

We will become subject to additional regulatory requirements if our total assets exceed $10 billion, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.

Following the fourth consecutive quarter (and any applicable phase-in period) where our or the Bank’s total consolidated assets equal or exceed $10 billion, we or the Bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests;

•
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system;

•	be be subject to more frequent regulatory examinations; and,

•	be subject to examination for compliance with federal consumer protection laws primarily by the CFPB.

While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates and our potential to grow through acquisitions.

Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services or harm our results of operations and cash flows.

Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. An increase in interest rates may reduce customers' desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans which may lead to an increase in non-performing assets and a reduction of income recognized, which could harm our results of operations and cash flows. Further, because many of our variable rate loans contain interest rate floors, as market interest rates begin to rise, the interest rates on these loans may not increase correspondingly. In contrast, decreasing interest rates have the effect of causing customers to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on mortgage loans sold to be lower than originally recognized. If this happens, we may need to write down our mortgage servicing rights assets faster, which would accelerate expense and lower our earnings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition and results of operations. If the current low interest rate environment continues for a prolonged period, our interest income could decrease, adversely impacting our financial condition, results of operations and cash flows.

We are dependent upon the services of our management team and directors.

Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. We do not currently have employment agreements or non-competition agreements with any of our key executives, other than an employment agreement with our president and chief executive officer, Kevin P. Riley. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We may not be successful in retaining these key employees or finding and integrating suitable successors in the event of their loss or unavailability.

We may be unable to successfully integrate or profitably operate acquired organizations, which could have an adverse effect on our financial condition or results of operations.

Acquisitions of other banks and financial institutions involve risks of changes in results of operations or cash flows, unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity and other conditions not within our control, such as adverse employee relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired institution. In addition, the process of integrating acquired entities could divert management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. There can be no assurance that any such acquisitions will enhance our cash flows, business, financial condition, results of operations or prospects and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

We may not be able to attract and retain qualified employees to operate our business effectively.

As a result of low unemployment rates in Montana, Wyoming, South Dakota and the surrounding region, there is substantial competition for qualified personnel in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates in certain of our markets, compared with national unemployment rates, may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees, which could negatively impact our results of operations and prospects.

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

Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies, or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, often pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us, our financial condition, results of operations, cash flows and prospects.

We are exposed to risks related to cyber-security.

Our computer systems and network infrastructure could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses, malware, cyber-attacks and other means.

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

The resolution of litigation, if unfavorable, could have a material adverse effect on our results of operations for a particular period.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon customer relationships based on quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases enables financial institutions to better serve customers and to perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition, results of operations and prospects.

 Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.

We are a legal entity separate and distinct from the Bank, our only bank subsidiary. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from the Bank for a substantial part of our revenue. Accordingly, our ability to grow, pay dividends, cover operating expenses and meet debt service requirements depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank's ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval. For example, in general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years without the prior consents of the Montana and federal banking regulators.

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

Risks Relating to Our Common Stock

Our dividend policy may change.

Although we have historically paid dividends to our stockholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, or Board, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we may make and adopt capital management decisions and policies that could adversely impact the amount of dividends paid to our stockholders.

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

In addition, because these holders have the ability to elect all of our directors they are able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with the interests of all stockholders. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control limits stockholders' ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.

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

We are not restricted from issuing additional Class A common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Class A common stock. We may issue additional Class A common stock in the future pursuant to current or future employee equity compensation plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of Class A common stock for any reason, the issuance would have a dilutive effect on the holders of our Class A common stock and could have a material negative effect on the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which the Bank owns a 50% interest. We lease approximately 104,431 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at an additional 78 locations in Montana, Wyoming and South Dakota, of which 13 properties are leased from independent third parties and 65 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

At December 31, 2015, we had issued and outstanding 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock. At December 31, 2015, we also had outstanding stock options to purchase an aggregate of 679,267 shares of our Class A common stock and 708,111 shares of our Class B common stock.

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

Other than in connection with dividends and distributions, subdivisions or combinations, the exercise of stock options for Class B shares or certain other circumstances, we are not authorized to issue additional shares of Class B common stock.

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

Quarter Ended	High	Low

March 31, 2014	$28.90	$24.53
June 30, 2014	28.63	24.30
September 30, 2014	28.34	25.37
December 31, 2014	29.53	26.25
March 31, 2015	27.82	23.90
June 30, 2015	28.79	26.83
September 30, 2015	28.50	25.68
December 31, 2015	30.64	26.84

As of December 31, 2015, we had 707 record shareholders, including the Wealth Management division of FIB as trustee for 1,006,406 shares of Class A common stock held on behalf of 801 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2014	$0.16	$7,035,389
Second quarter 2014	0.16	7,052,081
Third quarter 2014	0.16	7,262,359
Fourth quarter 2014	0.16	7,276,144
First quarter 2015	0.20	9,114,216
Second quarter 2015	0.20	9,073,574
Third quarter 2015	0.20	9,071,305
Fourth quarter 2015	0.20	9,030,775

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included in Part II, Item 7 herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
October 2015	—	$—	—	1,000,000
November 2015	—	—	—	1,000,000
December 2015	3,334	29.61	—	1,000,000
Total	3,334	$29.61	—	1,000,000

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

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

	Period Ending
Index	3/23/10	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Interstate BancSystem, Inc.	$100.00	$108.27	$95.89	$117.38	$219.74	$220.82	$237.65
NASDAQ Composite	100.00	110.78	109.92	129.43	181.43	208.33	223.15
NASDAQ Bank	100.00	98.86	88.48	105.02	148.83	156.15	169.95

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2015 and 2014, and the results of our operations for the fiscal years ended December 31, 2015, 2014 and 2013, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2013, 2012 and 2011, and the results of our operations for the fiscal years ended December 31, 2012 and 2011, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Net loans	$5,169,379	$4,823,243	$4,259,514	$4,123,401	$4,073,968
Investment securities	2,057,505	2,287,110	2,151,543	2,203,481	2,169,645
Total assets	8,728,196	8,609,936	7,564,651	7,721,761	7,325,527
Deposits	7,088,937	7,006,212	6,133,750	6,240,411	5,826,971
Securities sold under repurchase agreements	510,635	502,250	457,437	505,785	516,243
Long-term debt	27,885	38,067	36,917	37,160	37,200
Preferred stock pending redemption (1)	—	—	—	50,000	—
Subordinated debentures held by subsidiary trusts	82,477	82,477	82,477	82,477	123,715
Preferred stockholders’ equity (1)	—	—	—	—	50,000
Common stockholders’ equity	950,493	908,924	801,581	751,186	721,020
Selected Income Statement Data:
Interest income	$282,423	$267,067	$257,662	$273,900	$292,883
Interest expense	18,060	18,606	20,695	30,114	42,031
Net interest income	264,363	248,461	236,967	243,786	250,852
Provision for loan losses	6,822	(6,622)	(6,125)	40,750	58,151
Net interest income after provision for loan losses	257,541	255,083	243,092	203,036	192,701
Non-interest income	120,929	111,401	111,679	114,861	91,872
Non-interest expense	248,013	236,869	222,069	229,635	218,412
Income before income taxes	130,457	129,615	132,702	88,262	66,161
Income tax expense	43,662	45,214	46,566	30,038	21,615
Net income	86,795	84,401	86,136	58,224	44,546
Preferred stock dividends	—	—	—	3,300	3,422
Net income available to common shareholders	$86,795	$84,401	$86,136	$54,924	$41,124
Common Share Data:
Earnings per share:
Basic	$1.92	$1.89	$1.98	$1.28	$0.96
Diluted	1.90	1.87	1.96	1.27	0.96
Dividends per share	0.80	0.64	0.41	0.61	0.45
Book value per share (2)	20.92	19.85	18.15	17.35	16.77
Tangible book value per share (3)	16.19	15.07	13.89	12.97	12.33
Weighted average shares outstanding:
Basic	45,184,091	44,615,060	43,566,681	42,965,987	42,749,526
Diluted	45,646,418	45,210,561	44,044,602	43,092,978	42,847,196

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2015	2014	2013	2012	2011
Financial Ratios:
Return on average assets	1.02%	1.06%	1.16%	0.79%	0.61%
Return on average common equity	9.37	9.86	11.05	7.46	5.86
Return on average tangible common equity (4)	12.23	12.88	14.59	10.07	8.06
Average stockholders’ equity to average assets	10.87	10.77	10.49	10.57	10.25
Yield on average earning assets	3.70	3.75	3.84	4.10	4.43
Cost of average interest bearing liabilities	0.31	0.34	0.40	0.58	0.78
Interest rate spread	3.39	3.41	3.44	3.52	3.65
Net interest margin (5)	3.46	3.49	3.54	3.66	3.80
Efficiency ratio (6)	64.37	65.82	63.69	64.03	63.73
Common stock dividend payout ratio (7)	41.65	33.83	20.71	47.66	46.88
Loan to deposit ratio	74.01	69.90	70.84	67.69	71.85
Asset Quality Ratios
Non-performing loans to total loans (8)	1.37%	1.32%	2.22%	2.61%	4.87%
Non-performing assets to total loans and other real estate owned (OREO) (9)	1.49	1.59	2.57	3.35	5.72
Non-performing assets to total assets	0.90	0.91	1.48	1.85	3.30
Allowance for loan losses to total loans	1.46	1.52	1.96	2.38	2.69
Allowance for loan losses to non-performing loans	106.71	114.58	88.28	91.31	55.16
Net charge-offs to average loans	0.08	0.10	0.21	1.26	1.54
Capital Ratios:
Tangible common equity to tangible assets (10)	8.64%	8.22%	8.32%	7.46%	7.43%
Net tangible common equity to tangible assets (11)	9.35	8.94	9.14	8.26	8.28
Tier 1 common capital to total risk weighted assets (12)	12.69	13.08	13.31	11.94	11.04
Leverage ratio	10.12	9.61	10.08	8.81	9.84
Tier 1 risk-based capital	13.99	14.52	14.93	13.60	14.55
Total risk-based capital	15.36	16.15	16.75	15.59	16.54

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

Non-GAAP Financial Measures - Five Year Summary (Dollars in thousands except share and per share data)

As of December 31,	2015	2014	2013	2012	2011
Total common stockholders' equity (GAAP)	$950,493	$908,924	$801,581	$751,186	$721,020
Less goodwill and other intangible assets (excluding mortgage servicing rights)	215,119	218,870	188,214	189,637	191,065
Tangible common stockholders' equity (Non-GAAP)	735,374	690,054	613,367	561,549	529,955
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	60,499
Net tangible common stockholders' equity (Non-GAAP)	$795,873	$750,553	$673,866	$622,048	$590,454
Total Assets (GAAP)	$8,728,196	$8,609,936	$7,564,651	$7,721,761	$7,325,527
Less goodwill and other intangible assets (excluding mortgage servicing rights)	215,119	218,870	188,214	189,637	191,065
Tangible assets (Non-GAAP)	$8,513,077	$8,391,066	$7,376,437	$7,532,124	$7,134,462
Average Balances:
Total common stockholders' equity (GAAP)	$926,050	$855,862	$779,530	$735,984	$702,321
Less goodwill and other intangible assets (excluding mortgage servicing rights)	216,494	200,740	188,954	190,381	191,823
Average tangible common stockholders' equity (Non-GAAP)	$709,556	$655,122	$590,576	$545,603	$510,498
Common shares outstanding	45,428,225	45,788,415	44,155,063	43,290,323	42,981,174
Net income available to common shareholders	$86,795	$84,401	$86,136	$54,924	$41,124
Book value per common share (GAAP)	$20.92	$19.85	$18.15	$17.35	$16.77
Tangible book value per common share (Non-GAAP)	16.19	15.07	13.89	12.97	12.33
Tangible common equity to tangible assets (Non-GAAP)	8.64%	8.22%	8.32%	7.46%	7.43%
Net tangible common equity to tangible assets (Non-GAAP)	9.35	8.94	9.14	8.26	8.28
Return on average common tangible equity (Non-GAAP)	12.23	12.88	14.59	10.07	8.06

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
The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	declining business and economic conditions;

•	credit losses;

•	adverse economic conditions affecting Montana, Wyoming and South Dakota;

•	declining oil and gas prices;

•	lending risk;

•	adequacy of the allowance for loan losses;

•	impairment of goodwill;

•	failure to integrate or profitably operate acquired organizations;

•	additional regulatory requirements if our assets exceed $10 billion;

•	access to low-cost funding sources;

•	changes in interest rates;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	failure of technology;

•	cyber-security;

•	unfavorable resolution of litigation;

•	inability to meet liquidity requirements;

•	environmental remediation and other costs;

•	ineffective internal operational controls;

•	competition;

•	reliance on external vendors;

•	implementation of new lines of business or new product or service offerings;

•	soundness of other financial institutions;

•	failure to effectively implement technology-driven products and services;

•	inability of our bank subsidiary to pay dividends;

•	risks associated with introducing new lines of business, products or services;

•	litigation pertaining to fiduciary responsibilities;

•	change in dividend policy;

•	uninsured nature of any investment in Class A common stock;

•	volatility of Class A common stock;

•	decline in market price of Class A common stock;

•	voting control of Class B stockholders;

•	anti-takeover provisions;

•	dilution as a result of future equity issuances;

•	controlled company status; and,

•	subordination of common stock to Company debt.
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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2015, we had consolidated assets of $8.7 billion, deposits of $7.1 billion, loans of $5.2 billion and total stockholders’ equity of $950 million.
We currently operate 79 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.

Our Business

Our principal business activity is lending to, accepting deposits from and conducting financial transactions for individuals, businesses, municipalities and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.

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

Recent Trends and Developments

On July 24, 2015, we acquired all of the outstanding stock of Absarokee Bancorporation, Inc., or Absarokee, a Montana-based bank holding company operating one wholly-owned subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. United Bank was merged with FIB immediately subsequent to the acquisition. We paid cash consideration for the acquisition of $7.2 million. As of the acquisition date, Absarokee had total assets of $75 million, loans of $37 million and deposits of $64 million. For additional information regarding the acquisition, see “Notes to Consolidated Financial Statements—Acquisition,” included in Part IV, Item 15 of this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. The revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Notes to Unaudited Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

Primary Factors Used in Evaluating Our Business

As a banking institution, we manage and evaluate various aspects of both our financial condition and our results of operations. We monitor our financial condition and performance and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels and the financial condition and performance of comparable banking institutions in our region and nationally.

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

The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, the levels of our net interest spread and net interest margin.

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

For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” “Notes to Consolidated Financial Statements—Acquisitions” and “Notes to Consolidated Financial Statements—Loans,” included in Part IV, Item 15 of this report.

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2015 to December 31, 2014 and the years ended December 31, 2014 to December 31, 2013.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,056,810	$248,015	4.90%	$4,602,907	$233,273	5.07%	$4,281,673	$222,450	5.20%
Investment securities (2)	2,191,968	37,167	1.70	2,122,587	36,755	1.73	2,151,495	38,695	1.80
Federal funds sold	2,079	12	0.58	1,391	7	0.50	2,852	18	0.63
Interest bearing deposits in banks	508,314	1,537	0.30	506,067	1,334	0.26	391,515	992	0.25
Total interest earnings assets	7,759,171	286,731	3.70	7,232,952	271,369	3.75	6,827,535	262,155	3.84
Non-earning assets	762,535			715,846			600,919
Total assets	$8,521,706			$7,948,798			$7,428,454
Interest bearing liabilities:
Demand deposits	$2,101,988	$2,105	0.10%	$1,992,565	$2,094	0.11%	$1,751,990	$1,963	0.11%
Savings deposits	1,908,091	2,541	0.13	1,723,073	2,444	0.14	1,566,211	2,445	0.16
Time deposits	1,171,952	8,461	0.72	1,198,053	9,241	0.77	1,289,108	11,392	0.88
Repurchase agreements	456,255	231	0.05	454,265	237	0.05	456,840	294	0.06
Other borrowed funds (3)	6	—	—	8	—	—	10	—	—
Long-term debt	44,654	2,300	5.15	37,442	2,016	5.38	37,102	1,936	5.22
Preferred stock pending redemption	—	—	—	—	—	—	2,329	159	6.85
Subordinated debentures held by by subsidiary trusts	82,477	2,422	2.94	88,304	2,574	2.91	82,477	2,506	3.04
Total interest bearing liabilities	5,765,423	18,060	0.31	5,493,710	18,606	0.34	5,186,067	20,695	0.40
Non-interest bearing deposits	1,774,696			1,543,079			1,411,270
Other non-interest bearing liabilities	55,537			56,147			51,587
Stockholders’ equity	926,050			855,862			779,530
Total liabilities and stockholders’ equity	$8,521,706			$7,948,798			$7,428,454
Net FTE interest income		$268,671			$252,763			$241,460
Less FTE adjustments (2)		(4,308)			(4,302)			(4,493)
Net interest income from consolidated statements of income		$264,363			$248,461			$236,967
Interest rate spread			3.39%			3.41%			3.44%
Net FTE interest margin (4)			3.46%			3.49%			3.54%
Cost of funds, including non-interest bearing demand deposits (5)			0.24%			0.26%			0.31%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

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

During 2015, deposit growth combined with corresponding increases in interest earning assets and a 3 basis point reduction in our funding costs resulted in an increase in our net interest income on a fully taxable equivalent, or FTE, basis. Our FTE net interest income increased $15.9 million, or 6.3%, to $268.7 million in 2015, compared to $252.8 million in 2014. Interest accretion related to the fair valuation of acquired loans contributed $5.4 million of interest income during 2015, $1.5 million of which was the result of early loan pay-offs. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $2.1 million in 2015, as compared to $3.6 million in 2014. Despite increases in our net FTE interest income, our net interest margin ratio decreased 3 basis points to 3.46% in 2015, compared to 3.49% in 2014. Declines in yields earned on the Company's loan and investment portfolios were partially offset by increases in average interest earning assets, primarily loans and investment securities, and reductions in funding costs. Exclusive of the accelerated interest accretion related to early payoffs of acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio was 3.40% during 2015 and 3.43% during 2014.

During 2014, our FTE net interest income increased $11.3 million, or 4.7%, to $252.8 million in 2014, compared to $241.5 million in 2013, primarily due to deposit growth combined with corresponding increases in interest earning assets and a 5 basis point reduction in our funding costs. Interest accretion related to the fair valuation of acquired loans contributed $2.6 million of interest income during 2014, $1.0 million of which was the result of early loan pay-offs. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $3.6 million in 2014, as compared to $1.4 million in 2013. Despite increases in our net FTE interest income, our net interest margin ratio decreased 5 basis points to 3.49% in 2014, compared to 3.54% in 2013. Declines in yields earned on the Company's loan and investment portfolios were partially offset by increases in average outstanding loans and reductions in funding costs. Exclusive of the accelerated interest accretion related to early payoffs of acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio was 3.43% during 2014 and 3.52% during 2013.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2015 compared with December 31, 2014			Year Ended December 31, 2014 compared with December 31, 2013			Year Ended December 31, 2013 compared with December 31, 2012
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$23,004	$(8,262)	$14,742	$16,689	$(5,866)	$10,823	$5,864	$(16,138)	$(10,274)
Investment Securities (1)	1,201	(789)	412	(520)	(1,420)	(1,940)	594	(6,512)	(5,918)
Federal funds sold	6	197	203	(9)	(2)	(11)	3	2	5
Interest bearing deposits in banks	—	5	5	290	52	342	(241)	(2)	(243)
Total change	24,211	(8,849)	15,362	16,450	(7,236)	9,214	6,220	(22,650)	(16,430)
Interest bearing liabilities:
Demand deposits	115	(104)	11	270	(139)	131	187	(614)	(427)
Savings deposits	262	(165)	97	245	(246)	(1)	167	(1,284)	(1,117)
Time deposits	(201)	(579)	(780)	(805)	(1,346)	(2,151)	(2,047)	(2,915)	(4,962)
Repurchase agreements	1	(7)	(6)	(2)	(55)	(57)	(51)	(234)	(285)
Long-term debt	388	(104)	284	18	62	80	(4)	(41)	(45)
Preferred stock pending redemption	—	—	—	(159)	—	(159)	28	—	28
Subordinated debentures held by subsidiary trusts	(170)	18	(152)	177	(109)	68	(992)	(1,619)	(2,611)
Total change	395	(941)	(546)	(256)	(1,833)	(2,089)	(2,712)	(6,707)	(9,419)
Increase (decrease) in FTE net interest income (1)	$23,816	$(7,908)	$15,908	$16,706	$(5,403)	$11,303	$8,932	$(15,943)	$(7,011)

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During 2015, we recorded a provision for loan losses of $6.8 million, as compared to a reversal of provision for loan losses of $6.6 million in 2014. The provision for loan losses recorded in 2015 was attributable to increases in specific reserves on impaired loans and loan growth.

During 2014, reductions in specific reserves on impaired loans and lower general reserves reflective of continued improvement in economic conditions in our market areas, combined with improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history, resulted in a $6.6 million reversal of provision for loan losses. During 2013, declining levels of non-performing assets and criticized loans indicative of improvement in and stabilization of our credit quality, combined with our assessment of the adequacy of our allowance for loan losses resulted in a reversal of provision for loan losses of $6.1 million. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include other service charges, commissions and fees; income from the origination and sale of loans; wealth management revenues; and, service charges on deposit accounts. Non-interest income increased $9.5 million, or 8.6%, to $120.9 million in 2015 as compared to $111.4 million in 2014, and decreased $278 thousand, or less than 1.0%, to $111.4 million in 2014, as compared to $111.7 million in 2013. Significant components of these fluctuations are discussed below.

Other service charges, commissions and fees primarily include debit and credit card interchange income, mortgage servicing fees, insurance and other commissions and ATM service charge revenues. Other service charges, commissions and fees increased $2.4 million, or 5.9%, to $43.2 million in 2015 as compared to $40.7 million in 2014, and increased $4.8 million, or 13.2%, to $40.7 million in 2014 as compared to $36.0 million in 2013, primarily due to increases in interchange revenue due to higher credit and debit card transaction volumes and increases in mortgage loan servicing fee income resulting from an increase in the number of loans serviced.

Income from the origination and sale of loans includes origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on revenues generated from the origination and sale of loans. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Income from the origination and sale of loans increased $6.0 million, or 25.2%, to $30.0 million during 2015, as compared to $23.9 million during 2014. Our mortgage loan production volume increased 25% during 2015, as compared to 2014. Loans originated for home purchases accounted for approximately 66% of our 2015 production, as compared to 75% in 2014 and 54% in 2013.

Income from the origination and sale of loans decreased $10.3 million, or 30.1%, to $23.9 million during 2014, as compared to $34.3 million during 2013, due to the combined impacts of lower demand for refinancing loans in our market areas and increased retention of select mortgage loan production in our residential real estate loan portfolio.

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services revenues. Wealth management revenues increased $911 thousand, or 4.8%, to $19.9 million in 2015, as compared to $19.0 million in 2014, and increased $1.9 million, or 11.2%, to $19.0 million in 2014, as compared to $17.1 million in 2013, primarily due to the addition of new wealth management customers and increases in the market values of new and existing assets under management.

Other income primarily includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $368 thousand, or 3.3%, to $10.7 million in 2015, as compared to $11.1 million in 2014. During 2015, other income included a one-time gain of $863 thousand on the sale of land and the reversal of a $1.0 million expense accrual due to final settlement of secondary investor claims assumed as part of the Mountain West Financial Corp., or MWFC, acquisition. In addition, income from life insurance policies increased $571 thousand in 2015, as compared to 2014. When comparing 2015 to 2014, increases in other income in 2015 were more than offset by significant one-time other income items recorded in 2014. During 2014, other income included one-time net gains of $1.2 million related to the sale of two FIB bank buildings and insurance death benefits of $921 thousand. Also contributing to the decrease in other income in 2015, as compared to 2014, were decreases of $1.0 million in earnings on securities held under deferred compensation plans.

Other income increased $3.6 million, or 47.4%, to $11.1 million in 2014, as compared to $7.5 million in 2013. Income from life insurance increased $2.2 million in 2014, as compared to 2013, due to a full year of earnings on $60.0 million of life insurance purchased in December 2013 and January 2014, additional earnings on $13 million of company-owned life insurance acquired in the MWFC acquisition and the receipt of death benefits of $921. In addition, during fourth quarter 2014, we recorded net gains of $1.2 million related to the sale of two FIB bank buildings and received a $616 thousand volume bonus from our card payment network. These increases in other income in 2014, as compared to 2013, were partially offset by a decrease of $911 thousand in earnings on securities held under deferred compensation plans.

Non-interest Expense

Non-interest expense increased $11.1 million, or 4.7%, to $248.0 million in 2015, as compared to $236.9 million in 2014, and increased $14.8 million, or 6.7%, to $236.9 million in 2014, from $222.1 million in 2013. Non-interest expense for 2015 and 2014 includes $5.8 million and $8.0 million, respectively, of acquisition and loss contingency expenses. Exclusive of these acquisition and loss contingency expenses, non-interest expense increased $13.3 million, or 5.8%, to $242.2 million in 2015 as compared to $228.9 million 2014, and increased $6.8 million, or 3.1%, to $228.9 million in 2014, as compared to $222.1 in 2013. Significant components of these increases are discussed in more detail below.

Salaries and wages increased $4.9 million, or 5.1%, to $101.5 million in 2015, from $96.5 million in 2014, primarily due to increased personnel costs associated with the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015, inflationary wage increases and higher commissions paid to mortgage loan originators due to higher loan production volumes. These increases were partially offset by a decrease of $1.5 million in incentive bonus accruals reflective of our 2015 performance against our 2015 performance targets.

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

Employee benefits increased $608 thousand, or 2.0%, to $30.7 million in 2015, as compared to $30.1 million in 2014, primarily due to the increases in group health insurance expense reflective of higher claims experience in 2015 and increased benefits costs resulting from the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015. These increases were partially offset by lower earnings on securities held under deferred compensation plans. Employee benefits decreased $208 thousand, or less than 1.0%, to $30.1 million in 2014, as compared to $30.3 million in 2013, primarily due to lower earnings on securities held under deferred compensation plans, which were partially offset by higher payroll taxes.

Furniture and equipment expense increased $1.7 million, or 12.4%, to $15.5 million in 2015, as compared to $13.8 million in 2014, primarily due to costs associated with the implementation of new software systems placed into service during the last half of 2014, the continued upgrade of systems during 2015 and increased maintenance costs resulting from the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015. Furniture and equipment expense increased $1.3 million, or 10.1%, to $13.8 million in 2014, as compared to $12.6 million in 2013, primarily due to the addition of facilities in conjunction with the acquisition of MWFC and additional software costs associated with the implementation of new systems to assist in accounting for acquired loans, processing mortgage loans and automating certain reconciliation functions.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to fluctuations in write-downs of the estimated fair value of properties, net gains and losses recorded on the sale of properties and carrying costs and/or operating expenses and income. Net OREO income increased $1.2 million, or 442.3%, to $1.5 million in 2015, as compared to $272 thousand in 2014, primarily due to higher net gains recorded on the sale of properties. During 2015, we recorded net gains of $3.0 million, as compared to net gains of $1.8 million in 2014.

During 2014, we recorded net OREO income of $272 thousand, as compared to net OREO expense of $2.3 million in 2013. During 2014, we recorded gains on the sale of properties of $1.8 million, wrote-down the fair value of properties by $224 thousand and recorded net operating expenses of $1.4 million. This compares to net gains of $3.2 million, write-downs of $3.5 million and net operating expenses of $2.0 million in 2013.

Professional fees increased $1.6 million, or 32.3%, to $6.5 million in 2015, as compared to $4.9 million in 2014. During 2015, we incurred professional fees in conjunction with identifying and executing strategies for revenue enhancement and changing our wealth management data platform. Professional fees increased $109 thousand, or 2.3%, to $4.9 million in 2014, as compared to $4.8 million in 2013.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $1.1 million, or 50.5%, to $3.4 million in 2015, as compared to $2.3 million in 2014 due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. Core deposit intangible assets of $11 million recorded in conjunction with the MWFC acquisition in July 2014 and $695 thousand recorded in conjunction with the Absarokee acquisition in July 2015, are are being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years. Core deposit intangible amortization expense increased $833 thousand, or 58.7%, to $2.3 million during 2014, as compared to $1.4 million during 2013 due to the amortization of core deposit intangible assets associated with the MWFC acquisition.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses increased $3.5 million, or 7.3%, to $50.9 million in 2015, as compared to $47.5 million in 2014. During 2015, the Company recorded write-downs aggregating $806 thousand in the fair value of two vacated bank buildings held for sale; recorded a one-time contract termination fee of $876 thousand related to a change in payment service provider; and incurred an additional legal expense of approximately $1.0 million in conjunction with legal settlements reached in 2015. In addition, the Company recorded fraud losses of $1.7 million in 2015, as compared to $1.2 million in 2014, due to unusually high fraudulent credit card activity during the first half of 2015. The remaining increase in other expense in 2015, as compared to 2014, is reflective of additional operating expenses resulting from the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015. Other expenses increased $4.2 million, or 9.6%, to $47.5 million in 2014, as compared to $43.3 million in 2013, primarily due to additional expenses associated with the acquisition of MWFC.

During 2015 and 2014, we recorded loss contingency expense of $5.0 million and $4.0 million, respectively related to a legal and settlement costs associated with a lender liability lawsuit against FIB. The lawsuit was settled in 2015. For additional information regarding this pending litigation, see “Notes to Consolidated Financial Statements—Commitments and Contingencies,” included in Part IV, Item 15 of this report.

During 2015 and 2014, we recorded $795 thousand and $4.0 million of acquisition expenses related to the Absarokee acquisition in July 2015 and MWFC acquisition in July 2014, respectively. Acquisition expenses primarily include legal and professional fees, employee retention payments and travel expenses. For additional information regarding the acquisition, see "Recent Developments" included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Income Tax Expense

Our effective federal tax rate was 29.0% for the year ended December 31, 2015, 30.7% for the year ended December 31, 2014 and 30.8% for the year ended December 31, 2013. Decreases in effective federal income tax rates are primarily due to higher levels of federal tax credits resulting from our increased participation in the New Markets Tax Credits Program. For additional information about our participation in the New Markets Tax Credits Program, see Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.5% for the year ended December 31, 2015, 4.2% for the year ended December 31, 2014 and 4.3% for the year ended December 31, 2013.

Net Income

Net income was $86.8 million, or $1.90 per diluted share, in 2015, compared to $84.4 million, or $1.87 per diluted share, in 2014 and $86.1 million, or $1.96 per diluted share, in 2013.

Summary of Quarterly Results

The following table presents unaudited quarterly results of operations for the fiscal years ended December 31, 2015 and 2014.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2015:
Interest income	$68,792	$69,718	$70,780	$73,133	$282,423
Interest expense	4,467	4,430	4,450	4,713	18,060
Net interest income	64,325	65,288	66,330	68,420	264,363
Provision for loan losses	1,095	1,340	1,098	3,289	6,822
Net interest income after provision for loan losses	63,230	63,948	65,232	65,131	257,541
Non-interest income	27,782	31,770	30,482	30,895	120,929
Non-interest expense	59,592	61,978	65,502	60,941	248,013
Income before income taxes	31,420	33,740	30,212	35,085	130,457
Income tax expense	10,440	11,518	10,050	11,654	43,662
Net income	$20,980	$22,222	$20,162	$23,431	$86,795

Basic earnings per common share	$0.46	$0.49	$0.45	$0.52	$1.92
Diluted earnings per common share	0.46	0.49	0.44	0.51	1.90
Dividends paid per common share	0.20	0.20	0.20	0.20	0.80

Quarterly Results (continued)
(Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2014:
Interest income	$62,687	$64,185	$69,728	$70,467	$267,067
Interest expense	4,551	4,458	4,646	4,951	18,606
Net interest income	58,136	59,727	65,082	65,516	248,461
Provision for loan losses	(5,000)	(2,001)	261	118	(6,622)
Net interest income after provision for loan losses	63,136	61,728	64,821	65,398	255,083
Non-interest income	24,106	26,571	29,363	31,361	111,401
Non-interest expense	54,338	55,920	64,958	61,653	236,869
Income before income taxes	32,904	32,379	29,226	35,106	129,615
Income tax expense	11,511	11,302	10,071	12,330	45,214
Net income	$21,393	$21,077	$19,155	$22,776	$84,401

Basic earnings per common share	$0.49	$0.48	$0.43	$0.50	$1.89
Diluted earnings per common share	0.48	0.47	0.42	0.49	1.87
Dividends paid per common share	0.16	0.16	0.16	0.16	0.64

Financial Condition

Total assets increased $118 million, or 1.4%, to $8,728 million as of December 31, 2015, from $8,610 million as of December  31, 2014, with $75 million of the increase attributable to the Absarokee acquisition. During 2015, deposit growth combined with proceeds from maturities and paydowns of investment securities were used to fund loan growth. Total assets increased $1,045 million, or 13.8%, to $8,610 as of December 31, 2014, from $7,565 as of December 31, 2013, with approximately $612 million of the increase attributable to the MWFC acquisition. Exclusive of the acquired MWFC assets, total assets increased $433 million, or 5.7%, compared to December 31, 2013, primarily due to organic deposit growth which was used to fund increases in interest earning assets.

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

Total loans increased $349 million, or 7.1%, to $5,246 million as of December 31, 2015, from $4,897 million as of December 31, 2014, with all major categories of loans, except agricultural real estate loans, showing growth. Approximately $37 million of the increase in total loans in 2015, as compared to 2014, was attributable to the Absarokee acquisition. Total loans increased $553 million, or 12.7%, to $4,897 million as of December 31, 2014, from $4,345 million as of December 31, 2013, with approximately $360 million of the increase attributable to the MWFC acquisition. Exclusive of the acquired MWFC loans, total loans increased $193 million, or 4.4%, compared to December 31, 2013, with the most notable organic growth occurring in residential real estate and consumer loans.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2015	Percent	2014	Percent	2013	Percent	2012	Percent	2011	Percent
Loans
Real estate:
Commercial	$1,793,258	34.2%	$1,639,422	33.5%	$1,449,174	33.3%	$1,497,272	35.6%	$1,553,155	37.1%
Construction	430,719	8.2	418,269	8.5	351,635	8.1	334,529	7.9	400,773	9.6
Residential	1,032,851	19.7	999,903	20.4	867,912	20.0	708,339	16.8	571,943	13.7
Agricultural	156,234	3.0	167,659	3.4	173,534	4.0	177,244	4.2	175,302	4.2
Consumer	844,353	16.1	762,471	15.6	671,587	15.5	636,794	15.1	616,071	14.7
Commercial	792,416	15.1	740,073	15.1	676,544	15.6	688,753	16.3	693,261	16.6
Agricultural	142,151	2.7	124,859	2.5	111,872	2.6	113,627	2.8	119,710	2.8
Other loans	1,339	—	3,959	—	1,734	—	912	—	2,813	—
Mortgage loans held for sale	52,875	1.0	40,828	0.8	40,861	0.9	66,442	1.3	53,521	1.3
Total loans	5,246,196	100.0%	4,897,443	100.0%	4,344,853	100.0%	4,223,912	100.0%	4,186,549	100.0%
Less allowance for loan losses	76,817		74,200		85,339		100,511		112,581
Net loans	$5,169,379		$4,823,243		$4,259,514		$4,123,401		$4,073,968
Ratio of allowance to total loans	1.46%		1.52%		1.96%		2.38%		2.69%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 50% and 51% of our commercial real estate loans were owner occupied as of December 31, 2015 and 2014, respectively. Commercial real estate loans increased $154 million, or 9.4%, to $1.8 billion as of December 31, 2015, from $1.6 billion as of December 31, 2014, with approximately $12 million of the increase attributable to the Absarokee acquisition. Management attributes the remaining organic growth in commercial real estate loans to continuing business expansion in our market areas and the movement of completed commercial construction projects from construction loans to permanent financing.

Commercial real estate loans increased $190 million, or 13.1%, to $1,639 million as of December 31, 2014, from $1,449 million as of December 31, 2013. Exclusive of the MWFC acquired loans, commercial real estate loans decreased $25 million, or 1.7%, from December 31, 2013, primarily due to soft loan demand combined with the movement of loans out of the portfolio through charge-off, pay-off and foreclosure.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. As of December 31, 2015, our construction loan portfolio was divided among the following categories: approximately $112 million, or 26%, residential construction; approximately $95 million, or 22%, commercial construction; and, approximately $224 million, or 52%, land acquisition and development. This compares to approximately $97 million, or 23%, residential construction; approximately $101 million, or 24%, commercial construction; and, approximately $220 million, or 53%, land acquisition and development as of December 31, 2014.

Construction loans grew organically $12 million, or 3.0%, to $431 million as of December 31, 2015, from $418 million as of December 31, 2014. Exclusive of the of the MWFC acquired loans, construction loans increased $37 million, or 10.4%, from December 31, 2013. Management attributes organic growth in construction loans to continuing increased housing demand in our market areas during 2015 and 2014.

Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $299 million as of December 31, 2015 and December 31, 2014. Residential real estate loans increased $33 million, or 3.3%, to $1,033 million as of December 31, 2015, from $1,000 million as of December 31, 2014, primarily due to continued increased housing demand in our market areas. Residential real estate loans grew $132 million, or 15.2%, to $1,000 million as of December 31, 2014, from $868 million as of December 31, 2013, with approximately $48 million of the increase attributable to the MWFC acquisition. Exclusive of the MWFC acquired loans, residential real estate loans grew $84 million, or 9.6%, from December 31, 2013, due to higher retention of residential loans in our portfolio combined with increased housing demand in our market areas.

Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 74% and 73% of our consumer loans as of December 31, 2015 and 2014, respectively, were indirect consumer loans.

Consumer loans increased $82 million, or 10.7%, to $844 million as of December 31, 2015, from $762 million as of December 31, 2014, with $70 million of this growth attributable to indirect consumer loans. Consumer loans increased $91 million, or 13.5%, to $762 million as of December 31, 2014, from $672 million as of December 31, 2013, with approximately $9 million of increase attributable to the MWFC acquisition. Exclusive of the MWFC acquisition, consumer loans grew organically $82 million, or 12.2%, from December 31, 2013. Management attributes organic growth in consumer loans to expansion of our indirect lending program within our existing market areas and increases in the average loan amounts advanced in 2015 and 2014.

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

Commercial loans increased $52 million, or 7.1%, to $792 million as of December 31, 2015, from $740 million as of December 31, 2014. Commercial loans increased $64 million, or 9.4%, to $740 million as of December 31, 2014, from $677 million as of December 31, 2013, with approximately $48 million of increase attributable to the MWFC acquisition. Exclusive of the MWFC acquisition, commercial loans grew organically $15 million, or 2.2%, from December 31, 2013. Management attributes organic growth in commercial loans to continuing business expansion in certain of our market areas during 2015 and 2014.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans increased $17 million, or 13.8%, to $142 million as of December 31, 2015, from $125 million as of December 31, 2014, with approximately $7 million of the increase attributable to the Absarokee acquisition. Agricultural loans increased $13 million, or 11.6%, to $125 million as of December 31, 2014, from $112 million as of December 31, 2013, with approximately $2 million of increase attributable to the MWFC acquisition. Exclusive of the acquired loans, agricultural loans increased $11 million, or 10.0%, from December 31, 2013.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2015:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,072,841	$1,466,204	$874,017	$3,413,062
Consumer	247,393	504,224	92,736	844,353
Commercial	396,755	284,734	110,927	792,416
Agricultural	114,309	26,185	1,657	142,151
Other	1,339	—	—	1,339
Mortgage loans held for sale	52,875	—	—	52,875
Total loans	$1,885,512	$2,281,347	$1,079,337	$5,246,196
Loans at fixed interest rates	$1,128,509	$1,459,006	$298,709	$2,886,224
Loans at variable interest rates	757,003	822,341	714,243	2,293,587
Non-accrual loans	—	—	66,385	66,385
Total loans	$1,885,512	$2,281,347	$1,079,337	$5,246,196

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2015	2014	2013	2012	2011
Non-performing loans:
Nonaccrual loans	$66,385	$62,182	$94,439	$107,799	$199,983
Accruing loans past due 90 days or more	5,602	2,576	2,232	2,277	4,111
Total non-performing loans	71,987	64,758	96,671	110,076	204,094
OREO	6,254	13,554	15,504	32,571	37,452
Total non-performing assets	$78,241	$78,312	$112,175	$142,647	$241,546

Troubled debt restructurings not included above (1)	$15,419	$20,952	$21,780	$31,932	$37,376

Non-performing loans to total loans (2)	1.37%	1.32%	2.22%	2.61%	4.87%
Non-performing assets to total loans and OREO (3)	1.49	1.59	2.57	3.35	5.72
Non-performing assets to total assets (4)	0.90	0.91	1.48	1.85	3.30
Allowance for loan losses to non-performing loans (5)	106.71	114.58	88.28	91.31	55.16

(1)
Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 1.67%, 1.75%, 2.73%, 3.36% and 5.77% as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 1.78%, 2.02%, 3.07%, 4.10%, 6.60% and 5.55% as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 1.07%, 1.15%, 1.77%, 2.26% and 3.81% as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)
Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 87.89%, 86.57%, 72.05%, 70.78% and 46.62% as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Total non-performing loans increased $7 million, or 11.2%, to $72 million as of December 31, 2015, from $65 million as of December 31, 2014, and decreased $32 million, or 33.0%, to $65 million as of December 31, 2014, from $97 million as of December 31, 2013. Non-accrual loans, the largest component of non-performing loans, increased $4 million, or 6.8%, to $66 million as of December 31, 2015, from $62 million as of December 31, 2014, primarily due to placement of the loans of one commercial borrower on non-accrual status. Non-accrual loans decreased $32 million, or 34.2%, to $62 million as of December 31, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs and the return of performing loans to accrual status.

We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $3.2 million, $4.0 million and $4.6 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2015, 2014 and 2013, respectively.

Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest. Loans returned to accrual status are no longer considered impaired.

Loans past due 90 days or more and still accruing interest increased $3 million, or 117.5%, to $6 million as of December 31, 2015, from $3 million as of December 31, 2014, primarily due to the loans of one borrower that were in the process of renewal as of December 31, 2015.

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

	As of December 31,
	2015	Percent	2014	Percent	2013	Percent	2012	Percent	2011	Percent
Real estate:
Commercial	$24,189	33.6%	$27,700	42.8%	$48,955	50.7%	$50,518	45.8%	$67,649	33.2%
Construction:
Land acquisition and development	7,956	11.1	8,252	12.7	16,307	16.9	19,627	17.8	62,780	30.8
Commercial	955	1.3	2,564	4.0	225	0.2	8,126	7.4	24,536	12.0
Residential	293	0.4	272	0.4	1,372	1.4	2,175	2.0	4,472	2.2
Total construction	9,204	12.8	11,088	17.1	17,904	18.5	29,928	27.2	91,788	45.0
Residential	7,305	10.1	4,554	7.0	7,276	7.5	11,511	10.5	20,023	9.8
Agricultural	5,355	7.4	6,842	10.6	8,574	8.9	5,048	4.6	3,249	1.6
Total real estate	46,053	63.9	50,184	77.5	82,709	85.6	97,005	88.1	182,709	89.6
Consumer	1,918	2.7	1,282	2.0	1,350	1.4	1,727	1.6	2,054	1.0
Commercial	23,012	32.0	12,846	19.8	12,487	12.9	10,819	9.8	18,462	9.0
Agricultural	690	1.0	446	0.7	125	0.1	525	0.5	869	0.4
Other	$314	0.4	—	—	$—	—	$—	—	$—	—
Total non-performing loans	$71,987	100.0%	$64,758	100.0%	$96,671	100.0%	$110,076	100.0%	$204,094	100.0%
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
OREO decreased $7 million, or 53.9%, to $6 million as of December 31, 2015, from $14 million as of December 31, 2014. During 2015,we recorded additions to OREO of $6 million and sold OREO with a book value of $13 million at a $3.0 million gain. As of December 31, 2015, 34% of our OREO balance related to land and land development properties, 33% to commercial properties, 27% to residential real estate properties, 5% to agricultural real estate properties and 1% to construction properties.
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
As of December 31, 2015, we had loans renegotiated in troubled debt restructurings of $40 million, of which $25 million were reported as non-accrual loans in the non-performing asset and troubled debt restructuring and non-performing loan tables above. The remaining $15 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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
The allowance for loan losses is increased by provisions charged against earnings and recoveries of charged-off loans and is reduced by negative provisions credited to earnings and loan charge-offs. Loans, or portions thereof, are charged-off when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules.
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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of December 31, 2015 and 2014, management determined that an allowance for loan losses of $382 thousand and $287 thousand, respectively, was required for acquired loans under generally accepted accounting principles.
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
In response to declines in national, regional and local economies we recorded additional general valuation allowances based on management's estimation of the probable impact that the declines would have on our loan portfolio. Accordingly, we recorded significantly higher provisions for loan losses in 2011 to maintain the allowance for loan losses at an appropriate level. Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses, which began decreasing during the last half of 2011, continued to decrease through 2014, with negative provisions recorded during the last half of 2013 and the first half of 2014. During 2015, we recorded provisions for loan losses of $6.8 million, of which $3.3 million was recorded during fourth quarter. Approximately 73% of the fourth quarter 2015 provision for loan losses was the result of specific reserves related to the loans of one borrower. This compares to a reversal of provision for loan losses of $6.6 million in 2014. Increases in provisions for loan losses during 2015, as compared to 2014, are reflective of loan growth and increases in specific reserves primarily related to four commercial real estate relationships.

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2015	2014	2013	2012	2011
Balance at the beginning of period	$74,200	$85,339	$100,511	$112,581	$120,480
Charge-offs:
Real estate
Commercial	326	2,042	4,430	13,014	13,227
Construction	2,363	328	3,515	25,510	26,125
Residential	717	637	2,177	4,879	6,199
Agricultural	669	7	102	103	213
Consumer	5,683	4,887	4,612	5,320	6,043
Commercial	1,658	6,030	5,672	11,990	19,332
Agricultural	221	64	5	120	142
Total charge-offs	11,637	13,995	20,513	60,936	71,281
Recoveries:
Real estate
Commercial	1,831	953	3,644	907	293
Construction	903	2,009	2,010	2,022	1,641
Residential	387	358	424	310	201
Agricultural	13	3	9	2	—
Consumer	2,549	2,347	2,059	1,945	1,739
Commercial	1,749	3,781	3,293	2,905	1,344
Agricultural	—	27	27	25	13
Total recoveries	7,432	9,478	11,466	8,116	5,231
Net charge-offs	4,205	4,517	9,047	52,820	66,050
Provision for loan losses	6,822	(6,622)	(6,125)	40,750	58,151
Balance at end of period	$76,817	$74,200	$85,339	$100,511	$112,581
Period end loans	$5,246,196	$4,897,443	$4,344,853	$4,223,912	$4,186,549
Average loans	5,056,810	4,602,907	4,281,673	4,176,439	4,275,128
Net charge-offs to average loans	0.08%	0.10%	0.21%	1.26%	1.54%
Allowance to period-end loans	1.46	1.52	1.96	2.38	2.69

The allowance for loan losses was $77 million, or 1.46% of period-end loans, at December 31, 2015, compared to $74 million, or 1.52% of period-end loans, at December 31, 2014, and $85 million, or 1.96% of period-end loans, at December 31, 2013. The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2015, compared to December 31, 2014, is primarily due to organic loan growth and the addition of acquired loans which are initially recorded at fair vale with no carryover of the related allowance for loan losses. The decreases in the allowance for loan losses as a percentage of total loans as of December 31, 2014, compared to December 31, 2013, was largely due to the acquisition of MWFC loans, which were initially recorded at fair value with no carryover of the related allowance for loan losses.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2015, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2015		2014		2013		2012		2011
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$52,296	65.1%	$53,884	65.9%	$63,923	65.4%	$75,782	64.5%	$87,396	64.6%
Consumer	5,144	16.1	5,035	15.6	6,193	15.5	7,141	15.1	8,594	14.7
Commercial	18,775	15.1	14,307	15.1	14,747	15.6	17,085	16.3	15,325	16.6
Agricultural	602	2.7	974	2.5	476	2.6	503	2.8	1,266	2.8
Other loans	—	—	—	0.1	—	—	—	—	—	—
Mortgage loans held for sale	—	1.0	—	0.8	—	0.9	—	1.3	—	1.3
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$76,817	100.0%	$74,200	100.0%	$85,339	100.0%	$100,511	100.0%	$112,581	100.0%

The allowance for loan losses allocated to commercial loans increased 31.2% to $19 million as of December 31, 2015, from $14 million as of December 31, 2014, primarily due to increases in specific valuation allowances on impaired loans. The allowance for loan losses allocated to real estate loans decreased 15.7% to $54 million as of December 31, 2014, from $64 million as of December 31, 2013, and decreased 15.6% to $64 million as of December 31 2013, from $76 million as of December 31, 2012, primarily due to improvement in real estate values and housing demand in our market areas. The allowance for loan losses allocated to real estate loans decreased 13.3% to $76 million as of December 31, 2012, from $87 million as of December 31, 2011, primarily due to the charge-off of non-performing loans.

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

Investment securities decreased $230 million, or 10.0%, to $2,058 million as of December 31, 2015, from $2,287 million as of December 31, 2014. Proceeds from maturities and paydowns were primarily used to fund loan growth during 2015. Investment securities increased $136 million, or 6.3%, to $2,287 million as of December 31, 2014, from $2,152 million as of December 31, 2013, with approximately $37 million of the increase attributable to investment securities acquired in conjunction with the MWFC acquisition. The remaining increase was due to investment of funds generated through deposit growth.

On October 31, 2015, we transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $100 million and $100 million, respectively, into the held-to-maturity category. Net unrealized losses of $203 thousand included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.0 years. On June 27, 2014, we transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $397 million and $389 million, respectively, into the held-to-maturity category. Net unrealized losses of $8 million included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.3 years.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2015. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing within one year	$301	0.01%	0.32%
Maturing in one to five years	3,611	0.18	1.22
Mark-to-market adjustments on securities available-for-sale	(1)	—	NA
Total	3,911	0.19	1.15
U.S. Government agency securities
Maturing within one year	97,394	4.73	1.02
Maturing in one to five years	413,685	20.11	1.38
Maturing in five to ten years	10,000	0.49	1.97
Mark-to-market adjustments on securities available-for-sale	(898)	(0.04)	NA
Total	520,181	25.29	1.33
Mortgage-backed securities
Maturing within one year	312,602	15.19	2.58
Maturing in one to five years	821,007	39.91	1.61
Maturing in five to ten years	86,507	4.20	2.60
Maturing after ten years	78,219	3.80	3.41
Mark-to-market adjustments on securities available-for-sale	7,347	0.36	NA
Total	1,305,682	63.46	2.01
Marketable CDs
Maturing within one year	1,479	0.07	1.22
Maturing in one to five years	2,071	0.10	1.75
Mark-to-market adjustments on securities available-for-sale	(4)	NA	NA
Total	3,546	0.17	1.53
Tax exempt securities
Maturing within one year	8,903	0.43	2.36
Maturing in one to five years	58,117	2.82	3.63
Maturing in five to ten years	84,619	4.11	4.81
Maturing after ten years	22,146	1.08	4.60
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	173,785	8.44	4.26
Corporate securities
Maturing within one year	9,654	0.47	1.03
Maturing in one to five years	40,392	1.96	1.92
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	50,046	2.43	1.75
Other securities
Maturing in five to ten years	354	0.02	7.67
Mark-to-market adjustments on securities available-for-sale	NA	NA	NA
Total	354	0.02	7.67
Total	$2,057,505	100.00%	2.01%

Maturities of U.S. government agency securities noted above reflect $99 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $78 million of these securities will be called in 2015.

As of December 31, 2015, the estimated duration of our investment portfolio was 2.8 years, as compared to 3.0 years as of December 31, 2014. The weighted average yield on investment securities decreased 3 basis points to 1.70% in 2015, from 1.73% in 2014, and 7 basis points to 1.73% in 2014, from 1.80% in 2013.

As of December 31, 2015, investment securities with amortized costs and fair values of $1,325 million and $1,329 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,352 million and $1,356 million, respectively, as of December 31, 2014. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2015, the carrying value of our investments in non-agency mortgage-backed securities totaled $156 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2015, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2015, approximately 81% of our tax-exempt securities were general obligation securities, of which 56% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

As of December 31, 2014, we had U.S. government agency securities with carrying values of $721 million and a weighted average yield of 1.20%; mortgage-backed securities with carrying values of $1,344 million and a weighted average yield of 2.15%; tax exempt securities with carrying values of $189 million and a weighted average tax equivalent yield of 4.43%; corporate securities with carrying values of $33 million and a weighted average yield of 1.60%; and, other securities with carrying values of $504 thousand with a weighted average yield of 7.67%.

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

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2015, we had investment securities with fair values of $162 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $2 million as of December 31, 2015, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2015, 2014 or 2013.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. Cash and cash equivalents decreased $18 million, or 2.3%, to $780 million as of December 31, 2015, from $799 million as of December 31, 2014. During 2015, loan growth, debt repayment and stock repurchases were funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2014. Cash and cash equivalents increased $264 million, or 49.3%, to $799 million as of December 31, 2014, from $535 million as of December 31, 2013. Fluctuations in cash and cash equivalents occur in the normal course of business and are not reflective of changes in business plan or strategy.

Goodwill. Goodwill decreased $1 million to $205 million as of December 31, 2015, from $206 million as of December 31, 2014. During third quarter 2015, we recorded goodwill of $148 thousand in conjunction with the Absarokee acquisition. This increase was offset by a $1 million decrease in recorded goodwill resulting from the finalization of the fair valuation of deferred tax assets acquired in the MWFC acquisition.
Premises and Equipment
Premises and equipment decreased $4 million, or 2.3%, to $191 million as of December 31, 2015, from $195 million as of December 31, 2014. Premises and equipment increased $16 million, or 8.6%, to $195 million as of December 31, 2014, from $180 million as of December 31, 2013. In conjunction with the MWFC acquisition, we acquired premises and equipment with fair values aggregating $29 million. Subsequently, we sold $8 million of the vacated MWFC premises and equipment at carrying value. In addition, during fourth quarter 2014, we sold two FIB bank buildings with carrying values of $2 million at a net gain of $1.2 million.
Company-Owned Life Insurance
Company-owned life insurance increased $33 million, or 21.7%, to $187 million as of December 31, 2015, from $154 million as of December 31, 2014, due to the purchase of an additional $30 million of life insurance covering selected officers of our bank subsidiary and increases in cash surrender values of existing policies. Company-owned life insurance increased $32 million, or 25.9% to $154 million as of December 31, 2014, from $122 million as of December 31, 2013. In conjunction with the MWFC acquisition, we obtained group life insurance policies covering certain key employees of MWB. The net cash surrender value of these policies was $13 million at December 31, 2014. In addition, in January 2014, we purchased an additional $15 million of life insurance covering select officers of our bank subsidiary. For additional information regarding our company-owned life insurance, see “Notes to Consolidated Financial Statements — Company-Owned Life Insurance” included in Part IV, Item 15.
Deferred Tax Asset/Liability
As of December 31, 2015, we had a net deferred tax liability of $10 million, as compared to a net deferred tax asset of $5 million as of December 31, 2014. The shift in deferred taxes from a net asset to a net liability was primarily due to decreases in deferred tax assets related to discounts on acquired loans and unrealized losses on available-for sale investment securities. The shift in the deferred taxes from a net asset to a net liability was also impacted by increases in deferred tax liabilities related to tax deductible goodwill from previous acquisitions and increases in deferred tax liabilities related to depreciation of fixed assets.

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
Other Assets
Other assets increased $5 million, or 6.2%, to $78 million as of December 31, 2015, from $73 million as of December 31, 2014, primarily due to increases in tax credit investments under the New Markets Tax Credit Program. Other assets increased $12 million, or 20.4%, to $73 million as of December 31, 2014, from $61 million as of December 31, 2013, primarily due to other assets acquired in, and increases in Federal Home Loan Bank and Federal Reserve Bank stock holding requirements resulting from, the MWFC acquisition.
Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2015	Percent	2014	Percent	2013	Percent	2012	Percent	2011	Percent
Non-interest bearing demand	$1,823,716	25.6%	$1,791,364	25.5%	$1,491,683	24.3%	$1,495,309	24.0%	$1,271,709	21.8%
Interest bearing:
Demand	2,178,373	30.8	2,133,273	30.5	1,848,806	30.2	1,811,905	29.0	1,306,509	22.4
Savings	1,955,256	27.6	1,843,355	26.3	1,602,544	26.1	1,547,713	24.8	1,691,413	29.0
Time, $100 or more	487,372	6.9	520,125	7.4	492,051	8.0	594,712	9.5	681,047	11.7
Time, other	644,220	9.1	718,095	10.2	698,666	11.4	790,772	12.7	876,293	15.1
Total interest bearing	5,265,221	74.4	5,214,848	74.5	4,642,067	75.7	4,745,102	76.0	4,555,262	78.2
Total deposits	$7,088,937	100.0%	$7,006,212	100.0%	$6,133,750	100.0%	$6,240,411	100.0%	$5,826,971	100.0%

Total deposits increased $83 million, or 1.2%, to $7,089 million as of December 31, 2015, from $7,006 million as of December 31, 2014, with approximately $64 million of the increase attributable to the Absarokee acquisition in July 2015. During 2015, the mix of deposits continued to shift from higher-costing time deposits to lower-costing savings and demand deposits. Management attributes this ongoing shift to the sustained low interest rate environment experienced during recent years as many customers appear to have become less inclined to invest their funds for extended periods.

Total deposits increased $872 million, or 14.2%, to $7,006 million as of December 31, 2014, from $6,134 million as of December 31, 2013. During 2014, we acquired approximately $515 million of deposits in connection with the acquisition of MWFC, including approximately $67 million of non-interest bearing demand deposits, $178 million of interest bearing demand deposits, $111 million of savings deposits, $68 million of time deposits of $100,000 or more, and $91 million of other time deposits.

Non-Interest Bearing Demand. Non-interest bearing demand deposits increased $32 million, or 1.8%, to $1,824 million as of December 31, 2015, from $1,791 million as of December 31, 2014, with approximately $10 million of the increase attributable to the Absarokee acquisition. Non-interest bearing demand deposits increased $300 million, or 20.1%, to $1,791 million as of December 31, 2014, from $1,492 million as of December 31, 2013. Exclusive of acquired MWFC deposits, non-interest bearing demand deposits increased $233 million, or 15.6%, compared to December 31, 2013, due to organic growth.

Interest Bearing Demand. Interest bearing demand deposits increased $45 million, or 2.1%, to $2,178 million as of December 31, 2015, from $2,133 million as of December 31, 2014, with approximately $13 million of the increase attributable to the Absarokee acquisition. Interest bearing demand deposits increased $284 million, or 15.4%, to $2,133 million as of December 31, 2014, from $1,849 million as of December 31, 2013. Exclusive of acquired MWFC deposits, interest bearing demand deposits increased $106 million, or 5.7%, compared to December 31, 2013, due to organic growth.

Savings Deposits. Savings deposits increased $112 million, or 6.1%, to $1,955 million as of December 31, 2015, from $1,843 million as of December 31, 2014, with approximately $24 million of the increase attributable to the Absarokee acquisition. Savings deposits increased $241 million, or 15.0%, to $1,843 million as of December 31, 2014, from $1,603 million as of December 31, 2013. Exclusive of acquired MWFC deposits, savings deposits increased $130 million, or 8.1%, compared to December 31, 2013, due to organic growth.

Management attributes organic growth in non-interest bearing demand, interest bearing demand and savings deposits during 2015 and 2014 to changes in customer liquidity combined with continued low interest rates offered on alternative interest earning deposit products.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $33 million, or 6.3%, to $487 million as of December 31, 2015, from $520 million as of December 31, 2014. Exclusive of deposits acquired in the Absarokee acquisition, time deposits of $100,000 or more decreased approximately $41 million, or 7.8%, from December 31, 2014. Time deposits of $100,000 or more increased $28 million, or 5.7%, to $520 million as of December 31, 2014, from $492 million as of December 31, 2013. Exclusive of deposits acquired in the MWFC acquisition, time deposits of $100,000 or more decreased approximately $40 million, or 8.0%, from December 31, 2013.

Other Time deposits. Other time deposits decreased $74 million, or 10.3%, to $644 million as of December 31, 2015, from $718 million as of December 31, 2014. Exclusive of deposits acquired in the Absarokee acquisition, other time deposits decreased approximately $81 million, or 11.3%, from December 31, 2014. Other time deposits increased $19 million, or 2.8%, to $718 million as of December 31, 2014, from $699 million as of December 31, 2013. Exclusive of deposits acquired in the MWFC acquisition, other time deposits decreased approximately $72 million, or 10.3%, from December 31, 2013.

Management attributes organic decreases in time deposits during 2015 and 2014 to the impact of a continued low interest rate environment as many customers appear to have become less inclined to invest their funds for extended periods.

As of December 31, 2015 and 2014, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $38 million and $40 million, respectively. As of December 31, 2015 and 2014, we had no certificates of deposit issued in brokered transactions.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances increased $8 million, or 1.7%, to $511 million as of December 31, 2015, from $502 million as of December 31, 2014, and increased $45 million, or 9.8%, to $502 million as of December 31, 2014, from $457 million as of December 31, 2013. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2015	2014	2013
Securities sold under repurchase agreements:
Balance at period end	$510,635	$502,250	$457,437
Average balance	456,255	454,265	456,840
Maximum amount outstanding at any month-end	510,635	547,153	533,965
Average interest rate:
During the year	0.05%	0.05%	0.06%
At period end	0.07	0.10	0.07

Long-Term Debt. Long-term debt decreased $10 million, or 26.7%, to $28 million as of December 31, 2015, from $38 million as of December 31, 2014. On January 29, 2015, we borrowed $5 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by our equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by us. This increase was more than offset by the fourth quarter 2015 early repayment of a $15 million variable rate subordinated term loan with an original maturity date of February 28, 2018. There were no prepayment penalties associated with the repayment. Long-term debt increased $1 million, or 3.1%, to $38 million as of December 31, 2014, from $37 million as of December 31, 2013. For additional information regarding the long-term debt, see “Notes to Consolidated Financial Statements—Long-Term Debt,” included in Part IV, Item 15 of this report.

Subordinated Debentures Held by Subsidiary Trusts

Subordinated debentures held by subsidiary trusts remained unchanged at $82 million as of December 31, 2015 and 2014. In conjunction with the acquisition of MWFC in July 2014, we assumed $20 million of subordinated debentures held by two business trusts, Mountain West Statutory Trust III and Mountain West Statutory Trust IV (collectively, the “Mountain West Subordinated Debentures”). On December 15, 2014, we redeemed $14 million of the Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 1.85% per annum, and on December 26, 2014, we redeemed the remaining $6 million of the Mountain West Subordinated Debentures bearing a cumulative floating interest rate equal to LIBOR plus 3.10% per annum. The redemption price of the Mountain West Subordinated Debentures was equal to the $1 liquidation amount of each debenture plus all accrued and unpaid distributions to the date of redemption. The redemption of the Mountain West Subordinated Debentures caused a mandatory redemption of $20 million of Mountain West Trust Preferred Securities and $614 thousand of common equity securities. For additional information regarding the Subordinated Debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $13 million, or 19.8%, to $53 million as of December 31, 2015, from $66 million as of December 31, 2014. This decrease is primarily due to timing and amounts of corporate tax payments and lower incentive bonus and profit sharing accruals. Accounts payable and accrued expenses increased $19 million, or 39.2%, to $66 million as of December 31, 2014, from $48 million as of December 31, 2013, primarily due to the timing and amounts of corporate tax payments.

Contractual Obligations

Contractual obligations as of December 31, 2015 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$5,957,345	$—	$—	$—	$5,957,345
Time deposits	737,326	278,266	115,957	43	1,131,592
Securities sold under repurchase agreements	510,635	—	—	—	510,635
Other borrowed funds (1)	2	—	—	—	2
Long-term debt obligations (2)	—	20,000	—	6,303	26,303
Capital lease obligations	65	148	173	1,196	1,582
Operating lease obligations	2,203	3,724	2,836	8,655	17,418
Purchase obligations (3)	1,341	—	—	—	1,341
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82,477	82,477
Total contractual obligations	$7,208,917	$302,138	$118,966	$98,674	$7,728,695

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of a fixed rate note payable bearing interest of 2.28% and maturing on July 29, 2022; fixed rate note payable bearing interest of 6.24% and maturing on September 1, 2032; and, a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $42 million, or 4.6%, to $950 million as of December 31, 2015 from $909 million as of December 31, 2014, due primarily to the retention of earnings. Increases in stockholders' equity due to earnings retention were partially offset by the repurchase and retirement of our common stock. During 2015, we repurchased and retired 765,875 shares of our Class A common stock in open market transactions at an aggregate purchase price of $19.9 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors in January 2015. On September 24, 2015, our Board of Directors reauthorized the repurchase of up to one million shares of our Class A common stock under the repurchase program. We paid aggregate cash dividends of $36.3 million to common shareholders during 2015. On January 21, 2016, we declared a quarterly dividend to common stockholders of $0.22 per share, which was paid on February 12, 2016 to shareholders of record as of February 1, 2016.

Stockholders’ equity increased $107 million, or 13.4%, to $909 million as of December 31, 2014 from $802 million as of December 31, 2013, due primarily to the retention of earnings, the issuance of 1,378,230 shares of Class A common stock with an aggregate value of $36 million as partial consideration for the acquisition of MWFC and decreases in net unrealized losses on available-for-sale investment securities. We paid aggregate cash dividends of $28.6 million to common shareholders during 2014. Also during 2014, we repurchased and retired 362,121 of our shares of Class A common stock in a combination of privately negotiated and open market transactions at an aggregate purchase price of $9.1 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors in November 2013, authorizing the repurchase of up to 2 million shares of our Class A common stock in open market or privately negotiated transactions through November 14, 2014. For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.

On April 3, 2015, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares of Class A common stock to be issued pursuant to the Company's 2015 Equity and Incentive Plan.

On January 24, 2014, the Company filed a Registration Statement on Form S-8 to register 1,500,000 shares of Class A common stock to be issued pursuant to the Company's 2006 Equity Compensation Plan, as amended and restated. All shares of common stock available for future grant under the 2006 Equity Compensation Plan, as amended and restated, were transferred into the 2015 Equity and Incentive Plan in April 2015.

On May 24, 2013, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The registration statement permits us to offer and sell up to $160 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific plans to offer any of the securities covered by the registration statement.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank, or the Federal Reserve Board, issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Act. Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital remains unchanged at 8.0% of total risk-weighted assets. In addition to the minimum common equity tier 1, tier 1 and total risk-based capital requirements, the final rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule became effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019.

As of December 31, 2015 and 2014, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. Additionally, our calculations indicate that as of December 31, 2015, we would meet all fully phased-in Basel III capital adequacy requirements. For additional information regarding the impact of this final rule, see "Regulation and Supervision — Capital Standards and Prompt Corrective Action" included in Part I, Item 1 of this report. For additional information regarding our capital levels, see “Notes to Unaudited Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

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

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “—Financial Condition—Capital Resources and Liquidity Management” above and “Business—Regulation and Supervision—Restrictions on Transfers of Funds to Us and the Bank” and “Risk Factors—Risks Relating to the Market and Our Business."

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

Interest Rate Risk

Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. Our primary source of earnings is net interest income, which is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

The ability to optimize net interest income is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap.

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2015. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,616,135	$939,046	$2,263,635	$360,995	$5,179,811
Investment securities (2)	115,930	311,460	1,066,864	563,251	2,057,505
Interest bearing deposits in banks	647,299	—	—	—	647,299
Federal funds sold	563	—	—	—	563
Total interest earning assets	$2,379,927	$1,250,506	$3,330,499	$924,246	$7,885,178
Interest bearing liabilities:
Interest bearing demand accounts (3)	$654,406	$494,472	$1,029,720	$—	$2,178,598
Savings deposits (3)	1,090,685	448,459	416,112	—	1,955,256
Time deposits, $100 or more	109,343	213,440	164,589	—	487,372
Other time deposits	181,410	233,133	229,635	42	644,220
Securities sold under repurchase agreements	510,635	—	—	—	510,635
Other borrowed funds	2	—	—	—	2
Long-term debt	16	49	20,418	7,402	27,885
Subordinated debentures held by subsidiary trusts	82,477	—	—	—	82,477
Total interest bearing liabilities	$2,628,974	$1,389,553	$1,860,474	$7,444	$5,886,445
Rate gap	$(249,047)	$(139,047)	$1,470,025	$916,802	$1,998,733
Cumulative rate gap	(249,047)	(388,094)	1,081,931	1,998,733
Cumulative rate gap as a percentage of total interest earning assets	-3.16%	-4.92%	13.72%	25.35%	25.35%

(1)
Does not include non-accrual loans of $66 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $2.6 million, a negative cumulative one year gap of $1.8 million and a positive cumulative one to five year gap of $1.1 million.

Net Interest Income Sensitivity

We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest income sensitivity by utilizing an income simulation model to subject twelve month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change suddenly up or down in a parallel manner and scenarios where market rates gradually change up resulting in a change in the slope of the yield curve. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to, the nature and timing of changes in interest rates, prepayments of loans and investment securities, volume of loans originated, level and composition of deposits, ability of borrowers to repay adjustable or variable rate loans and reinvestment opportunities for cash flows. Given these various assumptions, the actual effect of interest rate changes on our net interest income may be materially different than estimated.

We target a mix of interest earning assets and interest bearing liabilities such that no more than 5% of the net interest margin will be at risk over a one-year period should interest rates shift up or down 2%. As of December 31, 2015, our income simulation model predicted net interest income would increase $1.3 million, or 0.5%, assuming a 0.5% increase in interest rates during each of the next four consecutive quarters. This scenario predicts that our interest bearing liabilities reprice slightly faster than our interest earning assets. We have not engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2015. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 25 and 50 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2015, a further decline in interest rates would result in an acceleration of the compression of our net interest income.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Income — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2015, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Interstate BancSystem, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Des Moines, Iowa
February 29, 2016

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading “Directors and Executive Officers” in our Proxy Statement relating to our 2016 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2015 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2016 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2016 annual meeting of shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2016 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements — Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2016 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Des Moines, Iowa
February 29, 2016

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2015	2014
Assets
Cash and due from banks	$132,595	$147,894
Federal funds sold	563	543
Interest bearing deposits in banks	647,299	650,233
Total cash and cash equivalents	780,457	798,670
Investment securities:
Available-for-sale	1,456,840	1,711,924
Held-to-maturity (estimated fair values of $607,550 and $584,533 at December 31, 2015 and 2014, respectively)	600,665	575,186
Total investment securities	2,057,505	2,287,110
Loans held for investment	5,193,321	4,856,615
Mortgage loans held for sale	52,875	40,828
Total loans	5,246,196	4,897,443
Less allowance for loan losses	76,817	74,200
Net loans	5,169,379	4,823,243
Premises and equipment, net of accumulated depreciation	190,812	195,212
Goodwill	204,523	205,574
Company-owned life insurance	187,253	153,821
Other real estate owned (“OREO”)	6,254	13,554
Accrued interest receivable	27,729	27,063
Mortgage servicing rights, net of accumulated amortization and impairment reserve	15,621	14,038
Deferred tax asset, net	—	4,874
Core deposit intangibles, net of accumulated amortization	10,589	13,282
Other assets	78,074	73,495
Total assets	$8,728,196	$8,609,936
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,823,716	$1,791,364
Interest bearing	5,265,221	5,214,848
Total deposits	7,088,937	7,006,212
Securities sold under repurchase agreements	510,635	502,250
Accounts payable and accrued expenses	53,042	66,164
Accrued interest payable	4,960	5,833
Deferred tax liability, net	9,765	—
Long-term debt	27,885	38,067
Other borrowed funds	2	9
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,777,703	7,701,012
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock	311,720	323,596
Retained earnings	638,367	587,862
Accumulated other comprehensive gain (loss), net	406	(2,534)
Total stockholders’ equity	950,493	908,924
Total liabilities and stockholders’ equity	$8,728,196	$8,609,936
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2015	2014	2013
Interest income:
Interest and fees on loans	$246,015	$231,469	$220,687
Interest and dividends on investment securities:
Taxable	30,861	29,900	31,237
Exempt from federal taxes	3,998	4,357	4,728
Interest on deposits in banks	1,537	1,334	992
Interest on federal funds sold	12	7	18
Total interest income	282,423	267,067	257,662
Interest expense:
Interest on deposits	13,107	13,779	15,800
Interest on securities sold under repurchase agreements	231	237	294
Interest on long-term debt	2,300	2,016	1,936
Interest on preferred stock pending redemption	—	—	159
Interest on subordinated debentures held by subsidiary trusts	2,422	2,574	2,506
Total interest expense	18,060	18,606	20,695
Net interest income	264,363	248,461	236,967
Provision for loan losses	6,822	(6,622)	(6,125)
Net interest income after provision for loan losses	257,541	255,083	243,092
Non-interest income:
Other service charges, commissions and fees	43,154	40,742	35,977
Income from the origination and sale of loans	29,973	23,940	34,254
Wealth management revenues	19,907	18,996	17,085
Service charges on deposit accounts	17,031	16,567	16,837
Investment securities gains, net	137	61	1
Other income	10,727	11,095	7,525
Total non-interest income	120,929	111,401	111,679
Non-interest expense:
Salaries and wages	101,451	96,513	94,002
Employee benefits	30,738	30,130	30,338
Occupancy, net	17,879	17,796	16,587
Furniture and equipment	15,524	13,816	12,554
Outsourced technology services	10,124	9,423	9,029
FDIC insurance premiums	4,858	4,608	5,057
Professional fees	6,458	4,882	4,773
OREO expense, net of income	(1,475)	(272)	2,291
Mortgage servicing rights amortization	2,434	2,361	2,787
Mortgage servicing rights impairment recovery	(97)	(136)	(99)
Core deposit intangibles amortization	3,388	2,251	1,418
Other expenses	50,936	47,480	43,332
Loss contingency expense	5,000	4,000	—
Acquisition expenses	795	4,017	—
Total non-interest expense	248,013	236,869	222,069
Income before income tax expense	130,457	129,615	132,702
Income tax expense	43,662	45,214	46,566
Net income	$86,795	$84,401	$86,136

Basic earnings per common share	$1.92	$1.89	$1.98
Diluted earnings per common share	1.90	1.87	1.96
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2015	2014	2013
Net income	$86,795	$84,401	$86,136
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	5,863	21,147	(52,949)
Reclassification adjustment for net gains included in income	(137)	(61)	(1)
Change in unamortized loss on available-for-sale investment securities transferred into held-to-maturity	(1,101)	(548)	—
Change in net unrealized gain on derivatives	165	—	—
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	58	1,731	137
Other comprehensive income (loss), before tax	4,848	22,269	(52,813)
Deferred tax benefit (expense) related to other comprehensive income (loss)	(1,908)	(8,762)	20,781
Other comprehensive income (loss), net of tax	2,940	13,507	(32,032)
Comprehensive income	$89,735	$97,908	$54,104

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$271,335	$463,860	$15,991	$751,186
Net income	—	86,136	—	86,136
Other comprehensive income, net of tax	—	—	(32,032)	(32,032)
Common stock transactions:
25,677 common shares purchased and retired	(448)	—	—	(448)
26,096 common shares issued	543	—	—	543
120,873 non-vested common shares issued	—	—	—	—
30,648 non-vested common shares forfeited or canceled	—	—	—	—
774,096 stock options exercised, net of 392,411 shares tendered in payment of option price and income tax withholding amounts	9,271	—	—	9,271
Tax benefit of stock-based compensation	1,898	—	—	1,898
Stock-based compensation expense	2,936	—	—	2,936
Cash dividends declared:
Common ($0.41 per share)	—	(17,909)	—	(17,909)
Balance at December 31, 2013	285,535	532,087	(16,041)	801,581
Net income	—	84,401	—	84,401
Other comprehensive loss, net of tax	—	—	13,507	13,507
Common stock transactions:
388,101 common shares purchased and retired	(9,739)	—	—	(9,739)
1,402,811 common shares issued	35,674	—	—	35,674
148,278 non-vested common shares issued	—	—	—	—
29,261 non-vested common shares forfeited or canceled	—	—	—	—
499,625 stock options exercised, net of 239,665 shares tendered in payment of option price and income tax withholding amounts	6,299	—	—	6,299
Tax benefit of stock-based compensation	2,193	—	—	2,193
Stock-based compensation expense	3,634	—	—	3,634
Cash dividends declared:
Common ($0.64 per share)	—	(28,626)	—	(28,626)
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	86,795	—	86,795
Other comprehensive income, net of tax	—	—	2,940	2,940
Common stock transactions:
793,077 common shares purchased and retired	(20,647)	—	—	(20,647)
21,414 common shares issued	—	—	—	—
169,577 non-vested common shares issued	—	—	—	—
19,184 non-vested common shares forfeited or canceled	—	—	—	—
261,080 stock options exercised, net of 89,358 shares tendered in payment of option price and income tax withholding amounts	3,369	—	—	3,369
Tax benefit of stock-based compensation	1,443	—	—	1,443
Stock-based compensation expense	3,959	—	—	3,959
Cash dividends declared:
Common ($0.80 per share)		(36,290)	—	(36,290)
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$86,795	$84,401	$86,136
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	6,822	(6,622)	(6,125)
Net gain on disposal of property and equipment	(731)	(1,256)	(217)
Depreciation and amortization	18,313	16,855	16,245
Net premium amortization on investment securities	14,880	14,690	14,655
Net gain on investment securities transactions	(137)	(61)	(1)
Net gain on sale of mortgage loans held for sale	(21,748)	(17,475)	(24,482)
Net gain on sale of OREO	(2,991)	(1,849)	(3,232)
Write-down of OREO and other assets pending disposal	1,013	326	3,512
Mortgage servicing rights impairment recovery	(97)	(136)	(99)
Deferred income tax expense	12,449	5,345	11,276
Net increase in cash surrender value of company-owned life insurance policies	(3,432)	(3,600)	(446)
Stock-based compensation expense	3,959	3,634	2,936
Tax benefits from stock-based compensation	1,443	2,193	1,898
Excess tax benefits from stock-based compensation	(1,184)	(2,205)	(2,031)
Originations of loans held for sale	(1,148,098)	(903,373)	(1,557,288)
Proceeds from sale of loans held for sale	1,164,804	923,350	1,603,770
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(101)	470	2,419
Decrease (increase) in other assets	(3,622)	(6,956)	3,440
Increase (decrease) in accrued interest payable	(1,006)	286	(1,539)
Increase (decrease) in accounts payable and accrued expenses	(11,931)	13,991	(602)
Net cash provided by operating activities	115,400	122,008	150,225
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(45,179)	(21,627)	(16,370)
Available-for-sale	(474,846)	(664,821)	(741,579)
Proceeds from maturities, paydowns, calls and sales of investment securities:
Held-to-maturity	118,406	47,784	19,465
Available-for-sale	648,683	613,930	722,447
Purchase of company-owned life insurance	(30,000)	(15,000)	(45,000)
Proceeds from sales of mortgage servicing rights	—	266	470
Extensions of credit to customers, net of repayments	(327,878)	(216,730)	(178,580)
Recoveries of loans charged-off	7,432	9,478	11,466
Proceeds from sales of OREO	15,644	12,381	28,397
Acquisition of bank and bank holding company, net of cash and cash equivalents, received	(1,636)	35,556	—
Capital expenditures, net of proceeds from sales	(5,965)	2,941	(5,653)
Net cash used in investing activities	$(95,339)	$(195,842)	$(204,937)

INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2015	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$19,160	$357,083	$(106,661)
Net increase (decrease) in repurchase agreements	6,385	43,892	(48,348)
Net decrease in short-term borrowings	(7)	(12,720)	(29)
Borrowings of long-term debt	5,103	68	—
Repayments of long-term debt	(16,538)	(48)	(243)
Write-off of debt issuance costs	7	—	—
Redemption of preferred stock	—	—	(50,000)
Repayment of junior subordinated debentures held by subsidiary trusts	—	(20,439)	—
Proceeds from issuance of common stock	3,369	6,299	9,814
Common stock issuance costs	—	(298)	—
Excess tax benefits from stock-based compensation	1,184	2,205	2,031
Purchase and retirement of common stock	(20,647)	(9,739)	(448)
Dividends paid to common stockholders	(36,290)	(28,626)	(17,909)
Net cash provided by (used in) financing activities	(38,274)	337,677	(211,793)
Net increase (decrease) in cash and cash equivalents	(18,213)	263,843	(266,505)
Cash and cash equivalents at beginning of year	798,670	534,827	801,332
Cash and cash equivalents at end of year	$780,457	$798,670	$534,827

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$27,335	$26,650	$39,879
Cash paid during the year for interest expense	18,933	17,736	22,234

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2015, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2014 and 2013 to conform to the 2015 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2015 and 2014, the Company had cash of $636,345 and $631,562, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $10,031 and $7,507 as of December 31, 2015 and 2014, respectively, to reduce service charges for check clearing services.

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

Included in loans are certain residential mortgage loans originated for sale. These loans are carried at the lower of aggregate cost or estimated market value. Market value is estimated based on binding contracts or quotes or bids from third party investors. Residential mortgages held for sale were $52,875 and $40,828 as of December 31, 2015 and 2014, respectively. Gains and losses on sales of mortgage loans are determined using the specific identification method and are included in income from the origination and sale of loans.

As of December 31, 2015, the Company had no recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

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

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits. Accumulated core deposit intangibles amortization was $28,040 as of December 31, 2015 and $24,652 as of December 31, 2014. Amortization expense related to core deposit intangibles recorded as of December 31, 2015 is expected to total $3,220, $1,933, $1,414, $1,201, $988, and $1,833 in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.

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

Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company's 401(k) and profit sharing plans and the deferral of salary, short-term incentives or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in the Company's consolidated balance sheets at fair value. Deferred compensation plan income or expense, consisting solely of net realized and unrealized holding gains and losses on deferred compensation plan assets, is recorded as other income in the Company’s consolidated statements of income. The corresponding net realized and unrealized holding gains and losses on deferred compensation plan liabilities is offset against employee benefits expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015 and 2014, deferred compensation plan assets were $10,149 and $10,312, respectively. Corresponding deferred compensation plan liabilities were $10,149 and $10,136 as of December 31, 2015 and 2014, respectively. During 2015, net realized and unrealized holding losses on deferred compensation plan assets of $585 were included in other non-interest income and employee benefits expense in the Company's consolidated statements of income. During 2014, net realized and unrealized holding gains on deferred compensation plan assets of $434 were included in other non-interest income and employee benefits expense in the Company's consolidated statements of income.

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $806, $102 and $616 were recognized in other non-interest expense in 2015, 2014 and 2013, respectively.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $207, $224 and $3,512 were recorded in 2015, 2014 and 2013, respectively. The carrying value of foreclosed residential real estate properties included in other real estate owned was $1,686 as of December 31, 2015, and $2,644 as of December 31, 2014.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2015, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank of $16,421 and $10,135, respectively, were included in other assets at cost. As of December 31, 2014, restricted equity securities of the Federal Reserve Bank and the Federal Home Loan Bank were $16,187 and $10,662, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2015, 2014 or 2013.

Derivatives and Hedging Activities. For asset and liability management purposes, the Company has entered into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company has residential real estate derivatives for commitments to fund certain residential real estate loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential real estate loans to third party investors on a mandatory or best efforts basis. It is the Company’s practice to enter into forward commitments for the future delivery of residential real estate loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.

Income from Fiduciary Activities. Consistent with industry practice, income for trust services is recognized on the basis of cash received. However, use of this method in lieu of accrual basis accounting does not materially affect reported earnings.

Earnings Per Common Share. Basic and diluted earnings per common share are calculated using a two-class method. Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Participating securities include non-vested performance restricted stock awards granted prior to 2014 and all non-vested time restricted stock awards. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012. The Company had accrued interest of $235, $206 and $176 as of December 31, 2015, 2014 or 2013. The Company had no penalties as of December 31, 2015, 2014 or 2013.

Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and derivatives designated as cash flow hedges, changes in the unamortized gain or loss on available-for-sale investment securities transferred to held-to-maturity and changes in net actuarial gains and losses on defined benefit post-retirement benefits plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3,452, $3,734, and $3,532 in 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $3,959, $3,634 and $2,936 for the years ended December 31, 2015, 2014 and 2013, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2015, 2014 and 2013 were $1,443, $1,390 and $1,122, respectively.

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

(2)	ACQUISITIONS

On July 24, 2015, the Company acquired all of the outstanding stock of Absarokee Bancorporation, Inc. ("Absarokee"), a Montana-based bank holding company operating one subsidiary bank, United Bank, with branches located in three Montana communities adjacent to the Company's existing market areas. As a result of the acquisition, the Company increased its presence in the state of Montana. The Company merged United Bank with and into FIB immediately subsequent to the acquisition. The Company paid cash consideration for the acquisition of $7,234.

On July 31, 2014, the Company acquired all of the outstanding stock of Mountain West Financial Corp ("MWFC"), a Montana-based bank holding company operating one subsidiary bank, Mountain West Bank, NA ("MWB"), with branches located in five of the Company's current market areas in Montana. The Company merged MWB with and into FIB on October 17, 2014. The acquisition allowed the Company to gain market share in several of its current market areas. The Company also benefited from cost savings related to the merger of MWB with FIB. Consideration for the acquisition of $74,451 consisted of cash of $38,479 and the issuance of 1,378,230 shares of the Company's Class A common stock valued at $26.10 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date.

The Absarokee and MWFC acquisitions were accounted for using the acquisition method with cash consideration funded from cash on hand. The assets and liabilities of the acquired entities were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition dates. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the acquired entities and the Company. These acquisitions were accounted for as tax-free exchanges; therefore, goodwill recorded in conjunction with the acquisitions is not deductible for income tax purposes. Fair values of assets acquired and liabilities assumed as part of the Absarokee and MWFC acquisitions were estimated using relevant market information and significant other inputs and generally fall within Levels 2 and 3 of the fair value hierarchy.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes the consideration paid, fair values of the assets acquired and liabilities assumed and the resulting goodwill. During 2015, the Company completed its review of MWFC tax items and finalized the fair value of acquired deferred tax assets resulting in a $1,199 decrease in goodwill.

	Absarokee	MWFC
	July 24, 2015	July 31, 2014

Assets acquired:
Cash and cash equivalents	$5,598	$74,035
Investment securities	27,574	104,911
Loans	36,644	360,272
Allowance for loan losses	—	—
Premises and equipment	3,128	29,436
Company-owned life insurance	—	13,046
Core deposit intangible assets	695	11,014
Other assets	898	18,885
Total assets acquired	74,537	611,599
Liabilities assumed:
Deposits	63,565	515,379
Repurchase agreements	2,000	—
Long term debt	1,253	—
Subordinated debentures held by subsidiary trusts	—	20,439
Other liabilities	633	23,231
Total liabilities assumed	67,451	559,049
Net assets acquired	7,086	52,550
Consideration paid:
Cash	7,234	38,479
Class A common stock	—	35,972
Total consideration paid	7,234	74,451
Goodwill	$148	$21,901

Core deposit intangible assets related to the Absarokee and MWFC acquisitions of $695 and $11,014, respectively, are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

The Company recorded third party acquisition-related costs of $795 and $4,017 in 2015 and 2014, respectively. These costs are included in acquisition expenses in the Company's consolidated statements of income.

The accompanying consolidated statements of income include the results of operations of the acquired entities from their acquisition dates. The operations of Absarokee and MWFC were immediately integrated with the Company's operations and the acquired banks were merged with FIB. As such, the Company has determined it is not practical to report post-acquisition date revenues and net income of the acquired entities that were included in the Company's consolidated income statements for the years ended December 31, 2015 and 2014.

Unaudited pro forma consolidated revenues and net income as if the Absarokee acquisition had occurred as of January 1, 2014, are not presented because the effect of this acquisition was not considered significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents unaudited pro forma consolidated revenues and net income as if the MWFC acquisition had occurred as of January 1, 2013.

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

(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$3,912	$3	$(4)	$3,911
Obligations of U.S. government agencies	521,079	712	(1,610)	520,181
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	921,699	9,448	(2,101)	929,046
Private mortgage-backed securities	156	1	(1)	156
Other investments	3,550	5	(9)	3,546
Total	$1,450,396	$10,169	$(3,725)	$1,456,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$173,785	$5,103	$(227)	$178,661
Corporate securities	50,046	64	(220)	49,890
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	376,480	7,686	(5,522)	378,644
Other investments	354	1	—	355
Total	$600,665	$12,854	$(5,969)	$607,550

Gross gains of $156 and gross losses of $19 were realized on the disposition of available-for-sale securities in 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$725,408	$895	$(5,370)	$720,933
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	982,764	11,526	(3,624)	990,666
Private mortgage-backed securities	322	5	(2)	325
Total	$1,708,494	$12,426	$(8,996)	$1,711,924

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$188,941	$5,949	$(386)	$194,504
Corporate securities	32,565	54	(75)	32,544
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	353,176	5,563	(1,758)	356,981
Other securities	504	—	—	504
Total	$575,186	$11,566	$(2,219)	$584,533

Gross gains of $274 and $49 were realized on the disposition of available-for-sale securities in 2014 and 2013, respectively. Gross losses of $213 and $48 were realized on the disposition of available-for-sale securities in 2014 and 2013, respectively.

As of December 31, 2015, the Company had general obligation securities with amortized costs of $140,458 included in state, county and municipal securities, of which $78,337 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

On October 30, 2015, the Company transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $100,343 and $100,140, respectively, into the held-to-maturity category. Unrealized net losses of $203 included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.0 years.

On June 27, 2014, the Company transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $396,640 and $388,808, respectively, into the held-to-maturity category. Unrealized net losses of $7,832 at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.3 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014.

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$2,092	$(4)	$—	$—	$2,092	$(4)
Obligations of U.S. government agencies	209,631	(1,077)	54,619	(533)	264,250	(1,610)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	343,875	(1,577)	28,010	(524)	371,885	(2,101)
Private mortgage-backed securities	—	—	61	(1)	61	(1)
Other investments	1,225	(9)	—	—	1,225	(9)
Total	$556,823	$(2,667)	$82,690	$(1,058)	$639,513	$(3,725)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$10,182	$(39)	$9,476	$(188)	$19,658	$(227)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	87,033	(4,390)	69,539	(1,132)	156,572	(5,522)
Corporate securities	31,135	(220)	—	—	31,135	(220)
Total	$128,350	$(4,649)	$79,015	$(1,320)	$207,365	$(5,969)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$135,888	$(702)	$309,283	$(4,668)	$445,171	$(5,370)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	219,214	(887)	151,380	(2,737)	370,594	(3,624)
Private mortgage-backed securities	—	—	90	(2)	90	(2)
Total	$355,102	$(1,589)	$460,753	$(7,407)	$815,855	$(8,996)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$7,979	$(13)	$20,097	$(373)	$28,076	$(386)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	61,201	(1,758)	—	—	$61,201	$(1,758)
Corporate securities	14,755	(75)	—	—	14,755	(75)
Total	$83,935	$(1,846)	$20,097	$(373)	$104,032	$(2,219)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2015, the Company had 198 individual investment securities that were in an unrealized loss position. As of December 31, 2014, the Company had 154 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2015 and 2014 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2015, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during 2015, 2014 or 2013.

Maturities of investment securities at December 31, 2015 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2015	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$329,638	$331,620	$100,695	$101,885
After one year but within five years	1,018,573	1,022,351	320,310	322,281
After five years but within ten years	46,874	47,117	134,606	137,304
After ten years	55,311	55,752	45,054	46,080
Total	$1,450,396	$1,456,840	$600,665	$607,550

At December 31, 2015, the Company had investment securities callable within one year with amortized costs and estimated fair values of $98,885 and $98,664, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above. At December 31, 2015, the Company had no callable structured notes.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2015 and 2014, the Company had variable rate mortgage-backed securities with amortized costs of $68,440 and $40,666, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2015, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

Investment securities with amortized cost of $1,325,078 and $1,351,787 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2015 and 2014 was $1,328,571 and $1,356,341, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2015	2014
Real estate loans:
Commercial	$1,793,258	$1,639,422
Construction:
Land acquisition & development	224,066	220,443
Residential	111,763	96,580
Commercial	94,890	101,246
Total construction loans	430,719	418,269
Residential	1,032,851	999,903
Agricultural	156,234	167,659
Total real estate loans	3,413,062	3,225,253
Consumer:
Indirect consumer	622,529	552,863
Other consumer	153,717	144,141
Credit card	68,107	65,467
Total consumer loans	844,353	762,471
Commercial	792,416	740,073
Agricultural	142,151	124,859
Other, including overdrafts	1,339	3,959
Loans held for investment	5,193,321	4,856,615
Mortgage loans held for sale	52,875	40,828
Total loans	$5,246,196	$4,897,443

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $298,661 and $298,692 as of December 31, 2015 and 2014, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only.

Consumer loans include direct personal loans, credit card loans, lines of credit and indirect dealer loans for the purchase of automobiles, recreational vehicles, boats and other consumer goods. Personal loans and indirect dealer loans are generally secured by automobiles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to individuals in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

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

Included in the loan table above, are loans acquired in business combinations including certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of December 31, 2015 and 2014.

December 31,	2015	2014

Outstanding balance	$33,755	$41,910
Carrying value:
Loans on accrual status	21,507	31,870
Loans on non-accrual status	—	—
Total carrying value	$21,507	$31,870

The following table summarizes changes in the accretable yield for loans acquired credit impaired for year ended December 31, 2015 and 2014:

Year Ended December 31,	2015	2014

Beginning balance	$5,781	$—
Acquisitions	432	5,233
Accretion income	(2,884)	(735)
Additions	594	—
Reductions due to exit events	(517)	(201)
Reclassifications from nonaccretable differences	3,307	1,484
Ending balance	$6,713	$5,781

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2015	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$6,051	$724	$418	$7,193	$1,762,294	$23,771	$1,793,258
Construction:
Land acquisition & development	3,190	163	1,325	4,678	212,757	6,631	224,066
Residential	1,288	—	—	1,288	110,182	293	111,763
Commercial	3,232	—	—	3,232	90,703	955	94,890
Total construction loans	7,710	163	1,325	9,198	413,642	7,879	430,719
Residential	5,991	1,196	2,063	9,250	1,018,359	5,242	1,032,851
Agricultural	176	17	—	193	150,686	5,355	156,234
Total real estate loans	19,928	2,100	3,806	25,834	3,344,981	42,247	3,413,062
Consumer:
Indirect consumer	6,675	1,089	210	7,974	614,029	526	622,529
Other consumer	1,312	331	34	1,677	151,381	659	153,717
Credit card	533	317	477	1,327	66,768	12	68,107
Total consumer loans	8,520	1,737	721	10,978	832,178	1,197	844,353
Commercial	8,493	1,060	699	10,252	759,851	22,313	792,416
Agricultural	879	152	62	1,093	140,430	628	142,151
Other, including overdrafts	—	—	314	314	1,025	—	1,339
Loans held for investment	37,820	5,049	5,602	48,471	5,078,465	66,385	5,193,321
Mortgage loans originated for sale	—	—	—	—	52,875	—	52,875
Total loans	$37,820	$5,049	$5,602	$48,471	$5,131,340	$66,385	$5,246,196

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

Acquired loans that meet the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have approximated $3,150, $3,970 and $4,630 during the years ended December 31, 2015, 2014 and 2013, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2015
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,179	$27,882	$17,614	$45,496	$3,401
Construction:
Land acquisition & development	15,503	7,245	778	8,023	282
Residential	992	293	—	293	—
Commercial	1,264	340	739	1,079	739
Total construction loans	17,759	7,878	1,517	9,395	1,021
Residential	7,073	3,547	2,317	5,864	367
Agricultural	6,434	5,563	198	5,761	5
Total real estate loans	89,445	44,870	21,646	66,516	4,794
Commercial	29,593	10,744	13,727	24,471	6,487
Agricultural	1,349	622	356	978	294
Total	$120,387	$56,236	$35,729	$91,965	$11,575

	December 31, 2014
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	December 31, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$64,780	$29,216	$33,937	$63,153	$5,210
Construction:
Land acquisition & development	23,906	9,901	7,226	17,127	1,434
Residential	1,816	1,095	277	1,372	26
Commercial	397	279	84	363	85
Total construction loans	26,119	11,275	7,587	18,862	1,545
Residential	9,448	5,081	967	6,048	249
Agricultural	8,895	6,429	2,370	8,799	335
Total real estate loans	109,242	52,001	44,861	96,862	7,339
Commercial	15,448	10,684	2,901	13,585	1,504
Agricultural	177	39	86	125	86
Total	$124,867	$62,724	$47,848	$110,572	$8,929

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate:
Commercial	$39,233	$784	$54,701	$876	$66,330	$1,092
Construction:
Land acquisition & development	8,337	54	13,056	43	19,523	487
Residential	282	—	822	—	1,893	—
Commercial	1,887	7	1,529	8	3,936	4
Total construction loans	10,506	61	15,407	51	25,352	491
Residential	4,055	1	4,537	5	8,104	17
Agricultural	7,156	39	8,774	78	8,230	8
Total real estate loans	60,950	885	83,419	1,010	108,016	1,608
Commercial	18,502	123	13,789	50	15,047	68
Agricultural	858	26	447	23	313	16
Total	$80,310	$1,034	$97,655	$1,083	$123,376	$1,692

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2015, 2014 and 2013 would have been approximately $3,935, $4,951 and $5,786, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Collateral dependent impaired loans are recorded at the fair value less selling costs of the underlying collateral determined using discounted cash flows, independent appraisals and management estimates based upon current market conditions. For loans measured under the present value of cash flows method, the change in present value attributable to the passage of time, if applicable, is recognized in the provision for loan losses and thus no interest income is recognized.

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

The Company had loans renegotiated in troubled debt restructurings of $40,330 as of December 31, 2015, of which $24,911 were included in non-accrual loans and $15,419 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44,227 as of December 31, 2014, of which $23,275 were included in non-accrual loans and $20,952 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial Real Estate	2	$—	$628	$—	$54	$682
Indirect Consumer	1	—	—	—	4	4
Commercial	12	—	8,689	3,318	455	12,462
Total	15	$—	$9,317	$3,318	$513	$13,148

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	13	$4,753	$672	$84	$1,047	$6,556
Residential	1	—	—	—	15	15
Total real estate loans	14	4,753	672	84	1,062	6,571
Consumer	1	—	113	—	—	113
Commercial	5	476	—	—	30	506
Total	20	$5,229	$785	$84	$1,092	$7,190

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2013		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	19	$543	$1,378	$11,420	$2,310	$15,651
Construction:
Land acquisition & development	8	528	7,308	1,952	—	9,788
Residential	3	—	408	411	—	819
Total construction loans	11	528	7,716	2,363	—	10,607
Residential	5	—	708	—	79	787
Agriculture	1	—	—	188	—	188
Total real estate loans	36	1,071	9,802	13,971	2,389	27,233
Consumer	1	—	—	27	—	27
Commercial	6	613	178	265	87	1,143
Total	43	$1,684	$9,980	$14,263	$2,476	$28,403

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2015, 2014 or 2013.

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default.

Year ended December 31, 2015	Number of Notes	Balance
Indirect Consumer	1	$4
Commercial	2	240
Total	3	$244

As of December 31, 2014 and 2013, loans modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period were not significant. As of December 31, 2015, and 2014, all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2015, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$61,787	$84,556	$10,609	$156,952
Construction:
Land acquisition & development	16,593	12,482	591	29,666
Residential	1,640	1,886	—	3,526
Commercial	166	323	756	1,245
Total construction loans	18,399	14,691	1,347	34,437
Residential	4,453	9,661	2,540	16,654
Agricultural	6,114	16,529	—	22,643
Total real estate loans	90,753	125,437	14,496	230,686
Consumer:
Indirect consumer	644	1,131	154	1,929
Other consumer	651	1,130	198	1,979
Total consumer loans	1,295	2,261	352	3,908
Commercial	32,975	27,982	15,085	76,042
Agricultural	2,247	7,105	417	9,769
Total	$127,270	$162,785	$30,350	$320,405

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2014	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84,533	$83,448	$15,246	$183,227
Construction:
Land acquisition & development	11,826	15,016	2,507	29,349
Residential	2,029	2,666	—	4,695
Commercial	39	253	2,442	2,734
Total construction loans	13,894	17,935	4,949	36,778
Residential	10,473	10,848	1,121	22,442
Agricultural	10,122	12,328	612	23,062
Total real estate loans	119,022	124,559	21,928	265,509
Consumer:
Indirect consumer	916	1,590	121	2,627
Other consumer	553	1,085	432	2,070
Credit card	—	348	1,263	1,611
Total consumer loans	1,469	3,023	1,816	6,308
Commercial	25,766	32,433	10,273	68,472
Agricultural	7,827	3,660	837	12,324
Total	$154,084	$163,675	$34,854	$352,613

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	ALLOWANCE FOR LOAN LOSSES

The following table presents a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged (credited) to operating expense	(645)	3,243	4,376	(152)	—	6,822
Less loans charged-off	(4,076)	(5,683)	(1,657)	(221)	—	(11,637)
Add back recoveries of loans previously charged-off	3,133	2,549	1,749	1	—	7,432
Ending balance	$52,296	$5,144	$18,775	$602	$—	$76,817

Individually evaluated for impairment	$4,794	$—	$6,487	$294	$—	$11,575
Collectively evaluated for impairment	47,502	5,144	12,288	308	—	65,242
Ending balance	$52,296	$5,144	$18,775	$602	$—	$76,817

Total loans:
Individually evaluated for impairment	$66,516	$—	$24,471	$978	$—	$91,965
Collectively evaluated for impairment	3,346,546	844,353	767,945	141,173	1,339	5,101,356
Total loans held for investment	$3,413,062	$844,353	$792,416	$142,151	$1,339	$5,193,321

Year ended December 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged (credited) to operating expense	(10,348)	1,382	1,809	535	—	(6,622)
Less loans charged-off	(3,014)	(4,887)	(6,030)	(64)	—	(13,995)
Add back recoveries of loans previously charged-off	3,323	2,347	3,781	27	—	9,478
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Individually evaluated for impairment	$3,961	$—	$1,190	$641	$—	$5,792
Collectively evaluated for impairment	49,923	5,035	13,117	333	—	68,408
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Total loans:
Individually evaluated for impairment	$62,775	$—	$14,526	$1,179	$—	$78,480
Collectively evaluated for impairment	3,162,478	762,471	725,547	123,680	3,959	4,778,135
Total loans held for investment	$3,225,253	$762,471	$740,073	$124,859	$3,959	$4,856,615

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2013	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$75,782	$7,141	$17,085	$503	$—	$100,511
Provision charged (credited) to operating expense	(7,722)	1,605	41	(49)	—	(6,125)
Less loans charged-off	(10,224)	(4,612)	(5,672)	(5)	—	(20,513)
Add back recoveries of loans previously charged-off	6,087	2,059	3,293	27	—	11,466
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Individually evaluated for impairment	$7,339	$—	$1,504	$86	$—	$8,929
Collectively evaluated for impairment	56,584	6,193	13,243	390	—	76,410
Ending balance	$63,923	$6,193	$14,747	$476	$—	$85,339

Total loans:
Individually evaluated for impairment	$96,862	$—	$13,585	$125	$—	$110,572
Collectively evaluated for impairment	2,745,393	671,587	662,959	111,747	1,734	4,193,420
Total loans held for investment	$2,842,255	$671,587	$676,544	$111,872	$1,734	$4,303,992

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of December 31, 2015 and 2014, the Company's allowance for loans losses included $382 and $287, respectively, related to acquired credit impaired loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2015	2014
Land	$37,999	$40,620
Buildings and improvements	213,321	209,328
Furniture and equipment	81,354	74,959
	332,674	324,907
Less accumulated depreciation	(141,862)	(129,695)
Premises and equipment, net	$190,812	$195,212

The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note 17—Commitments and Contingencies.

(7)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2015	2014
Key executive, principal shareholder	$3,926	$3,798
Key executive split dollar	4,778	4,707
Group life	178,549	145,316
Total	$187,253	$153,821

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3,926 and $3,798 at December 31, 2015 and 2014, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,778 and $4,707 at December 31, 2015 and 2014, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $178,549 and $145,316 at December 31, 2015 and 2014, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured's designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured's designated beneficiary if the insured is employed by the Company at the time of death.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(8)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2015	2014	2013
Balance at beginning of year	$13,554	$15,504	$32,571
Acquisitions	—	3,608	—
Additions	5,560	5,198	11,545
Capitalized improvements	—	—	65
Valuation adjustments	(207)	(224)	(3,512)
Dispositions	(12,653)	(10,532)	(25,165)
Balance at end of year	$6,254	$13,554	$15,504

Write-downs of $207 during 2015 included adjustments of $106 directly related to receipt of updated appraisals and adjustments of $101 based on other sources, including management estimates of the current fair value of properties. Write-downs of $224 during 2014 included adjustments of $93 directly related to receipt of updated appraisals and adjustments of $131 based on other sources, including management estimates of the current fair value of properties. Write-downs of $3,512 during 2013 included adjustments of $1,083 directly related to receipt of updated appraisals and adjustments of $2,429 based on other sources, including management estimates of the current fair value of properties.

(9)	DERIVATIVES AND HEDGING ACTIVITIES

The notional amounts and estimated fair values of the Company's interest rate swap contracts are presented in the following table.

	December 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap	$100,000	$165	$—	$—
Non-hedging interest rate derivatives:
Interest rate swap-assets	9,369	788	3,200	61
Interest rate swap-liabilities	9,369	829	3,200	59

On September 22, 2015, the Company entered into a forward starting interest rate swap with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to future Federal Home Loan Bank or other borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement in 2015. The fair value of the interest rate swap is included in other liabilities in the Company's balance sheet with changes in fair value recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the pre-tax gains or losses related to the interest rate swap derivative contracts recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income:

As of or For The Year Ended December 31,	2015	2014
Derivatives designated as hedges:
Amount of gain recognized in other comprehensive income (effective portion)	$165	$—
Non-hedging interest rate derivatives:
Amount of gain (loss) recognized in other non-interest income	(43)	2

(10)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2015	2014	2013
Balance at beginning of year	$14,374	$14,018	$13,224
Acquisitions of mortgage servicing rights	306	—	—
Originations of mortgage servicing rights	3,614	2,717	3,581
Amortization expense	(2,434)	(2,361)	(2,787)
Balance at end of year	15,860	14,374	14,018
Less valuation reserve	(239)	(336)	(472)
Balance at end of year	$15,621	$14,038	$13,546

Principal balance of serviced loans underlying mortgage servicing rights	$2,906,239	$2,615,311	$2,416,621
Mortgage servicing rights as a percentage of serviced loans	0.54%	0.54%	0.56%

At December 31, 2015, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $31,011 and 7.3 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.8% to 14.5% and monthly prepayment speeds ranging from 0.5% to 1.8% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $97, $136 and $99 in 2015, 2014 and 2013, respectively. No permanent impairment was recorded in 2015, 2014 or 2013.

(11)	DEPOSITS

Deposits are summarized as follows:

December 31,	2015	2014
Non-interest bearing demand	$1,823,716	$1,791,364
Interest bearing:
Demand	2,178,373	2,133,273
Savings	1,955,256	1,843,355
Time, $100 and over	487,372	520,125
Time, other	644,220	718,095
Total interest bearing	5,265,221	5,214,848
Total deposits	$7,088,937	$7,006,212

The Company had no brokered time deposits as of December 31, 2015 and 2014.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $38,336 and $40,491 as of December 31, 2015 and 2014, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015 and 2014, the Company had time deposits of $222,912 and $228,410, respectively, that met or exceeded the FDIC insurance limit of $250.

Maturities of time deposits at December 31, 2015 are as follows:

	Time, $100 and Over	Total Time
Due within 3 months or less	$109,343	$309,819
Due after 3 months and within 6 months	82,059	161,333
Due after 6 months and within 12 months	131,381	266,174
Due after 12 months	164,589	394,266
Total	$487,372	$1,131,592

Interest expense on time deposits of $100 or more was $3,739, $4,003 and $4,880 for the years ended December 31, 2015, 2014 and 2013, respectively.

(12)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2015	2014
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
Variable rate subordinated term loan maturing February 28, 2018, principal due at maturity, interest payable quarterly	—	15,000
4.86% note payable to FHLB, maturing October 31, 2015	—	225
8.00% capital lease obligation with term ending October 25, 2029	1,582	1,643
6.24% note payable maturing September 2032, principal due at maturity, interest payable monthly	1,343	1,199
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	4,960	—
Total long-term debt	$27,885	$38,067

Maturities of long-term debt at December 31, 2015 are as follows:
2016	$65
2017	71
2018	20,077
2019	83
2020	90
Thereafter	7,499
Total	$27,885

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. A portion of the unsecured subordinated term loan qualifies as tier 2 capital under regulatory capital adequacy guidelines.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

During February 2008, the Company borrowed $15,000 on a variable rate unsecured subordinated term loan maturing February 28, 2018, with interest payable quarterly and principal due at maturity. The Company elected at various dates an interest rate equal to either prime or LIBOR plus 2.00%. The Company repaid this note on November 30, 2015. No prepayment penalties were incurred in conjunction with the early repayment. Unamortized debt issuance costs of $7 were charged to expense in 2015.

The Company has available lines of credit with the FHLB of approximately $752,639, subject to collateral availability. As of December 31, 2015, there were no long or short-term advances outstanding with the FHLB. As of December 31, 2014, FHLB advances of $225, which were secured by a blanket assignment of the Company’s qualifying residential and commercial real estate loans, were included in long-term debt.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,582 and $1,643 as of December 31, 2015 and 2014, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

In conjunction with the MWFC acquisition, the Company assumed a 6.24% fixed rate unsecured note payable maturing in September, 2032, with interest payable monthly and principal due at maturity. The balance of the obligation was $1,343 and $1,199 as of December 31, 2015 and 2014, respectively.

On January 29, 2015, the Company borrowed $4,960 on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a CDE owned 99.9% by the Company.

The Company had other borrowed funds of $2 and $9 as of December 31, 2015 and 2014, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

The Company has federal funds lines of credit with third parties amounting to $165,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $407,739 secured by a blanket pledge of indirect consumer loans.

(13)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS

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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2015	2014
October 2007	January 1, 2038	$10,310	$10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$82,477	$82,477

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2015 the interest rate on the Subordinated Debentures was 2.58%.

In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2015, the interest rate on the Subordinated Debentures was 3.26%.

In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2015, the interest rate on the Subordinated Debentures was 2.91%.

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2015 the interest rate on the Subordinated Debentures was 3.03%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2015 the interest rate on the Subordinated Debentures was 3.08%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2015, the interest rate on the Subordinated Debentures was 3.08%.

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

(14)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

The Company's authorized common stock consists of 200,000,000 shares, of which, 100,000,000 shares are designated as Class A common stock and 100,000,000 are designated as Class B common stock. The Class A common stock has one vote per share. The Class B common stock has five votes per share and is convertible to Class A common stock on a share-for-share basis at any time.

The Company had 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock outstanding as of December 31, 2015. The Company had 21,928,932 shares of Class A common stock and 23,859,483 shares of Class B common stock outstanding as of December 31, 2014.

During 2015, the Company issued 21,414 shares of its Class A common stock with an aggregate value of $591 to directors for their service on the Company's board of directors during 2015. During 2014, the Company issued 24,581 shares of its Class A common stock with an aggregate value of $620 to directors for their service on the Company's board of directors during 2014. In addition, on July 31, 2014, the Company issued 1,378,230 shares of its Class A common stock with an aggregate value of $35,972 as partial consideration for the acquisition of MWFC.

During 2015, the Company repurchased and retired 765,875 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $19,921, or a weighted average price of $26.01 per share. The repurchases were made pursuant to a stock repurchase program approved by the Company's board of directors. All other stock repurchases during 2015 and 2014 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

On April 3, 2015, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares of Class A common stock to be issued pursuant to the Company's 2015 Equity and Incentive Plan.

On January 24, 2014, the Company filed a Registration Statement on Form S-8 to register 1,500,000 shares of Class A common stock to be issued pursuant to the Company's 2006 Equity Compensation Plan, as amended and restated. All shares of common stock available for future grant under the 2006 Equity Compensation Plan, as amended and restated, were transferred into the 2015 Equity and Incentive Plan in April 2015.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(15)	EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2015	2014	2013
Net income, basic and diluted	$86,795	$84,401	$86,136

Weighted average common shares outstanding for basic earnings per share computation	45,184,091	44,615,060	43,566,681
Dilutive effects of stock-based compensation	462,327	595,501	477,921
Weighted average common shares outstanding for diluted earnings per common share computation	45,646,418	45,210,561	44,044,602

Basic earnings per common share	$1.92	$1.89	$1.98
Diluted earnings per common share	1.90	1.87	1.96

The Company had 12,890, 5,000 and 21,372 unvested time restricted stock and stock options outstanding as of December 31, 2015, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 142,512, 88,797 and 37,734 shares of unvested restricted stock as of December 31, 2015, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(16)	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2015, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2015 and 2014 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital:
Consolidated	$946,156	15.4%	$492,692	8.0%	$646,658	10.50%	$615,865	10.0%
FIB	882,504	14.4	490,866	8.0	644,262	10.50	$613,582	10.0
Tier 1 risk-based capital:
Consolidated	861,339	14.0	369,519	6.0	523,485	8.5	$492,692	8.0
FIB	805,805	13.1	368,149	6.0	521,545	8.5	$490,866	8.0
Common equity tier 1 risk-based capital:
Consolidated	781,339	12.7	383,040	4.5	595,840	7.0	$400,312	6.5
FIB	805,805	13.1	381,730	4.5	593,802	7.0	$398,829	6.5
Leverage capital ratio:
Consolidated	861,339	10.1	246,346	4.0	246,346	4.0	$425,600	5.0
FIB	805,805	9.5	245,433	4.0	245,433	4.0	$424,145	5.0

(1) The ratios for the well-capitalized requirement are only applicable to FIB. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

	Actual		Adequately Capitalized		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital:
Consolidated	$897,769	16.2%	$444,685	8.0%	$555,856	10.0%
FIB	832,907	15.1	442,468	8.0	553,085	10.0
Tier 1 risk-based capital:
Consolidated	807,229	14.5	222,343	4.0	$333,514	6.0
FIB	754,708	13.7	221,234	4.0	331,851	6.0
Leverage capital ratio:
Consolidated	807,229	9.6	335,897	4.0	$419,871	5.0
FIB	754,708	9.1	330,006	4.0	412,507	5.0

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the "Basel III Capital Rules") substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions.

(17)	COMMITMENTS AND CONTINGENCIES

FIB was a defendant in a lender liability lawsuit, Kelly Logging Inc. v. First Interstate Bank (the “case"), which was tried in August 2014 in the Montana Fourth Judicial District Court in Missoula, Montana. The case was settled on August 31, 2015. Legal and settlement costs related to the case of $5,000 and $4,000 during 2015 and 2014, respectively, are included in loss contingency expenses in the Company's consolidated statements of income.

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company had commitments under construction contracts of $1,341 as of December 31, 2015. As of December 31, 2015, the Company also had a commitment under a forward starting interest rate swap with a notional amount of $100,000. For additional information about the forward starting interest rate swap, see Note 9 — Derivatives and Hedging Activity.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50% ownership interest.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2,660 in 2015, $1,190 in 2014 and $1,403 in 2013.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2015, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2016	$1,913	$290	$2,203
2017	1,800	249	2,049
2018	1,537	138	1,675
2019	1,487	—	1,487
2020	1,349	—	1,349
Thereafter	8,655	—	8,655
Total	$16,741	$677	$17,418

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $3,465 and $4,486 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2015 and 2014, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2015, 2014 and 2013. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,401,686 at December 31, 2015, which included $581,695 on unused credit card lines and $388,752 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,415,119 at December 31, 2014, which included $476,752 on unused credit card lines and $363,609 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015 and 2014, the Company had outstanding stand-by letters of credit of $52,250 and $58,950, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(19)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2015	2014	2013
Current:
Federal	$26,741	$34,941	$30,757
State	4,472	4,928	4,533
Total current	31,213	39,869	35,290
Deferred:
Federal	11,047	4,870	10,056
State	1,402	475	1,220
Total deferred	12,449	5,345	11,276
Total income tax expense	$43,662	$45,214	$46,566

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent in 2015, 2014 and 2013 to income before income taxes as a result of the following:

Year ended December 31,	2015	2014	2013
Tax expense at the statutory tax rate	$45,660	$45,365	$46,446
Increase (decrease) in tax resulting from:
Tax-exempt income	(4,092)	(4,255)	(3,620)
State income tax, net of federal income tax benefit	3,791	3,541	3,741
Federal tax credits	(2,249)	(313)	(353)
Other, net	552	876	352
Tax expense at effective tax rate	$43,662	$45,214	$46,566

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2015	2014
Deferred tax assets:
Loans, principally due to allowance for loan losses	$28,999	$28,506
Lease costs	596	719
Loss contingencies	108	1,785
Loan discount	4,552	7,022
Investment securities, unrealized losses	2,093	2,728
Employee benefits	9,009	8,256
Other real estate owned write-downs and carrying costs	598	2,536
Deferred gain on sale of subsidiary	—	253
Deferred revenue on contract	1,087	481
Other	126	760
Deferred tax assets	47,168	53,046
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(5,140)	(569)
Investment securities, unrealized gains	(2,538)	(1,351)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,301)	(1,053)
Prepaid amounts	(1,139)	(1,385)
Government agency stock dividends	(2,442)	(2,407)
Goodwill and core deposit intangibles	(39,886)	(36,732)
Mortgage servicing rights	(4,422)	(4,144)
Other	(65)	(531)
Deferred tax liabilities	(56,933)	(48,172)
Net deferred tax assets (liabilities)	$(9,765)	$4,874

The Company had a current net income tax payable of $6,275 at December 31, 2015 and $4,693 at December 31, 2014, which are included in accounts payable and accrued expenses.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(20)	STOCK-BASED COMPENSATION

The Company has equity awards outstanding under three stock-based compensation plans; the 2015 Equity Incentive Plan (the "2015 Plan"), the 2006 Equity Compensation Plan, as amended and restated, (the “2006 Plan”) and the 2001 Stock Option Plan. These plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation Committee of the Board of Directors (“Compensation Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.

The 2015 Plan, approved by the Company’s shareholders in May 2015, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance based compensation. The 2015 Plan did not increase the number of shares of common stock available for awards under the 2006 Plan.

The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under the 2001 Stock Option Plan and all other then existing share-based award plans (collectively with the 2006 Plan, the “Previous Plans”). The Previous Plans continue with respect to awards made prior to June 2015. All shares of common stock available for future grant under the Previous Plans were transferred into the 2015 Plan. At December 31, 2015, there were 1,987,379 common shares available for future grant under the 2015 Plan. All stock based compensation awards granted subsequent to March 29, 2010 are for shares of Class A common stock. All awards granted prior to March 29, 2010 are for shares of Class B common stock.

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

Compensation expense related to stock option awards of $481, $905 and $1,390 was included in benefits on the Company’s consolidated income statements for the years ended December 31, 2015, 2014 and 2013, respectively. Related income tax benefits recognized for the years ended December 31, 2015, 2014 and 2013 were $184, $346 and $531, respectively.

No stock option awards were granted in 2015 or 2014. The weighted average grant date fair value of options granted was $3.54 during 2013. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions used in the option pricing model for 2013 awards included an expected volatility rate of 30.61%, an expected dividend yield of 3.00%, a risk-free interest rate of 0.88% and an expected life of the options granted of 5.52 years.

Expected dividend yield is based on the Company’s annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected life of options is based on the Company’s historical exercise and post-vesting termination behaviors. Expected volatility is based on the historical volatility of the Company's common stock since the Company's initial public offering, which concluded on March 29, 2010.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	1,748,032	$17.01
Exercised	(350,438)	16.77
Forfeited	(10,216)	16.82
Outstanding options, end of year	1,387,378	$17.06	3.68 years
Outstanding options exercisable, end of year	1,265,596	$17.05	3.64 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2015 was $15,218. The total intrinsic value of options exercised was $3,931, $7,363 and $7,108 during the years ended December 31, 2015, 2014 and 2013, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1,504, $2,594 and $1,963 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received cash of $3,369, $6,299 and $9,271 from stock option exercises during the years ended December 31, 2015, 2014 and 2013, respectively. The Company redeemed common stock with aggregate values of $2,507, $6,829 and $8,721 tendered in payment for stock option exercises during the years ended December 31, 2015, 2014 and 2013, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2015 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	355,022	$3.62
Vested	(225,961)	3.73
Forfeited	(7,279)	3.48
Nonvested stock options, end of year	121,782	$3.48

As of December 31, 2015, there was $52 of unrecognized compensation cost related to nonvested stock options granted under the Company’s active stock option plans. That cost is expected to be recognized over a weighted-average period of 00.12 years. The total fair value of shares vested during 2015 was $843.

Restricted Stock Awards. Common stock issued under the Company’s restricted stock plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting periods, participants have voting rights and receive dividends on all time restricted shares and vesting performance restricted shares. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company.

All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $2,887, $2,109 and $1,546 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, respectively. Related income tax benefits recognized for the years ended December 31, 2015, 2014 and 2013 were $1,104, $807 and $591, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information regarding the Company’s restricted stock as of December 31, 2015:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	248,399	$21.16
Granted	169,577	26.27
Vested	(95,153)	18.65
Forfeited	(16,583)	24.07
Canceled	(2,601)	17.22
Restricted stock, end of year	303,639	$25.15

During 2015, the Company issued 169,577 restricted common shares. The 2015 restricted share awards included 78,378 performance restricted shares of which 26,126 vest in varying percentages upon achievement of defined return on asset performance goals, 26,126 vest in varying percentages upon achievement of defined return on equity performance goals and 26,126 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2017. Additionally, 91,199 time-restricted shares were issued during 2015 that vest one-third on each annual anniversary of the grant date through September 24, 2018, contingent on continued employment through the vesting date.

As of December 31, 2015, there was $4,444 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.80 years.

(21)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorize contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $50 annually. Participants become 100% vested upon the completion of three years of vesting service. Accrued contribution expense for this plan of $727, $1,509 and $1,555 in 2015, 2014 and 2013, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Accrued contribution expense for this plan of $4,683, $4,256 and $4,067 in 2015, 2014 and 2013, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

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

The Plan’s unfunded benefit obligation of $3,921 and $3,577 as of December 31, 2015 and 2014, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $400, $400 and $571 for the years ended December 31, 2015, 2014 and 2013, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2015 , and the net periodic benefit costs for the year then ended, included a discount rate of 3.6% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the postretirement benefit obligation at December 31, 2014, and the net periodic benefit costs for the year then ended,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

included a discount rate of 3.6% and a 6.5% annual increase in the per capita cost of covered healthcare benefits.The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated postretirement benefit obligation. Future benefit payments are expected to be $163, $194, $219, $254, $295 and $1,500 for 2016, 2017, 2018, 2019, 2020, and 2021 through 2025, respectively.

At December 31, 2015, the Company had accumulated other comprehensive loss related to the Plan of $555, or $378 net of related income tax benefit, comprised of net actuarial losses of $255 and an unamortized transition asset of $300. The Company estimates $35 will be amortized from accumulated other comprehensive loss into net period benefit costs in 2016.

(22)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year ended December 31, 2015	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$5,863	$2,307	$3,556
Reclassification adjustment for net gains included in net income	(137)	(54)	(83)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	(1,101)	(433)	(668)
Change in net unrealized gain on derivatives	165	65	100
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	58	23	35
Total other comprehensive income	$4,848	$1,908	$2,940

Year ended December 31, 2014	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$21,147	$8,321	$12,826
Reclassification adjustment for net gains included in net income	(61)	(24)	(37)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	(548)	(216)	(332)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	1,731	681	1,050
Total other comprehensive income	$22,269	$8,762	$13,507

Year ended December 31, 2013	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(52,949)	$(20,835)	$(32,114)
Reclassification adjustment for net gains included in net income	(1)	—	(1)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	137	54	83
Total other comprehensive loss	$(52,813)	$(20,781)	$(32,032)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

Year ended December 31,	2015	2014
Net unrealized gain (loss) on investment securities available-for-sale	$684	$(2,121)
Net actuarial loss on defined benefit post-retirement benefit plans	(378)	(413)
Net unrealized gain on derivatives	100	—
Net accumulated other comprehensive income (loss)	$406	$(2,534)

(23)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $5,560, $5,198 and $11,545 to other real estate owned in 2015, 2014 and 2013, respectively.

The Company transferred internally originated mortgage servicing assets of $3,614, $2,717 and $3,581 from loans to mortgage servicing assets in 2015, 2014 and 2013, respectively.

During 2014, the Company issued 1,378,230 shares of its Class A common stock valued at $35,972 as partial consideration for the acquisition of MWFC.

The Company transferred real property pending disposal of $1,805 and $1,448 to other assets in 2015 and 2013, respectively.

The Company reclassified tax credit investments of $429 from held-to-maturity investment securities to other assets during 2013.

(24)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2015	2014
Condensed balance sheets:
Cash and cash equivalents	$55,162	$65,483
Investment in subsidiaries, at equity:
Bank subsidiary	975,236	936,817
Nonbank subsidiaries	1,985	1,982
Total investment in subsidiaries	977,221	938,799
Advances to subsidiaries, net	6,257	4,337
Other assets	39,668	29,335
Total assets	$1,078,308	$1,037,954

Other liabilities	$25,338	$26,553
Long-term debt	20,000	20,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	127,815	129,030
Stockholders’ equity	950,493	908,924
Total liabilities and stockholders’ equity	$1,078,308	$1,037,954

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2015	2014	2013
Condensed statements of income:
Dividends from subsidiaries	$70,000	$58,900	$71,400
Other interest income	23	42	34
Other income, primarily management fees from subsidiaries	13,207	12,166	12,809
Total income	83,230	71,108	84,243
Salaries and benefits	16,267	15,722	15,914
Interest expense	3,844	4,002	4,098
Acquisition expenses	795	4,017	—
Other operating expenses, net	9,920	7,512	7,546
Total expenses	30,826	31,253	27,558
Earnings before income tax benefit	52,404	39,855	56,685
Income tax benefit	(6,952)	(6,862)	(5,703)
Income before undistributed earnings of subsidiaries	59,356	46,717	62,388
Undistributed earnings of subsidiaries	27,439	37,684	23,748
Net income	$86,795	$84,401	$86,136

Years Ended December 31,	2015	2014	2013
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$86,795	$84,401	$86,136
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(27,439)	(37,684)	(23,748)
Stock-based compensation expense	3,959	3,634	2,936
Tax benefits from stock-based compensation	1,443	2,193	1,898
Excess tax benefits from stock-based compensation	(1,184)	(2,205)	(2,031)
Other, net	(11,333)	8,991	(5,804)
Net cash provided by operating activities	52,241	59,330	59,387
Cash flows from investing activities:
Acquisition of bank holding company, net of cash and cash equivalents received	(7,207)	(37,891)	—
Net cash used in investing activities	$(7,207)	$(37,891)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2015	2014	2013
Condensed statements of cash flows (continued):
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	$(2,021)	$(10,632)	$6,992
Redemption of preferred stock	—	—	(50,000)
Repayment of long-term debt	(950)	—	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	(20,439)	—
Proceeds from issuance of common stock, net of stock issuance costs	3,369	6,001	9,814
Excess tax benefits from stock-based compensation	1,184	2,205	2,031
Purchase and retirement of common stock	(20,647)	(9,739)	(448)
Dividends paid to common stockholders	(36,290)	(28,626)	(17,909)
Net cash used in financing activities	(55,355)	(61,230)	(49,520)
Net change in cash and cash equivalents	(10,321)	(39,791)	9,867
Cash and cash equivalents, beginning of year	65,483	105,274	95,407
Cash and cash equivalents, end of year	$55,162	$65,483	$105,274

There were no noncash investing or financing activities during 2015, 2014 or 2013.

(25)	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2015 and 2014.

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. There have been no significant changes in the valuation techniques during the periods ended December 31, 2015 and 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Securities Available-for-Sale. The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore as classified within Level 2 of the valuation hierarchy. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment's terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. The Company has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations. These internal processes include obtaining and reviewing available reports on internal controls, evaluating the prices for reasonableness given market changes, obtaining and evaluating the inputs used in the model for a sample of securities, investigating anomalies and confirming determinations through discussions with the vendor. For investment securities, if needed, a broker may be utilized to determine the reported fair value.

Interest Rate Swap Derivative Financial Instruments. Fair values for interest rate swap derivative financial instruments are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the fed funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

For purposes of potential valuation adjustments to our derivative positions, we evaluate the credit risk of our counterparties as well as ours. Accordingly, we have considered factors such as the likelihood of our default and the default of our counterparties, our net exposures and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

Deferred Compensation Plan. The fair values of deferred compensation plan assets are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. These investments are in the same funds and purchased in the same amounts as the participants’ selected investments, which represent the underlying liabilities to plan participants. Deferred compensation plan liabilities are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,911	$—	$3,911	$—
Obligations of U.S. government agencies	520,181	—	520,181	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	929,046	—	929,046	—
Private mortgage-backed securities	156	—	156	—
Other investments	3,546	—	3,546	—
Derivative assets:
Interest rate swaps	953	—	953	—
Derivative liabilities:
Interest rate swaps	829	—	829	—
Deferred compensation plan assets	10,149	—	10,149	—
Deferred compensation plan liabilities	10,149	—	10,149	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Obligations of U.S. government agencies	$720,933	$—	$720,933	$—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	990,666	—	990,666	—
Private mortgage-backed securities	325	—	325	—
Derivative assets:
Interest rate swaps	61	—	61	—
Derivative liabilities:
Interest rate swaps	59	—	59	—
Deferred compensation plan assets	10,312	—	10,312	—
Deferred compensation plan liabilities	10,312	—	10,312	—

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$20,875	$—	$—	$20,875	$(21,804)
Other real estate owned	1,789	—	—	1,789	(382)
Long-lived assets to be disposed of by sale	1,506	—	—	1,506	(857)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$30,494	$—	$—	$30,494	$(14,552)
Other real estate owned	4,554	—	—	4,554	(12,665)
Long-lived assets to be disposed of by sale	1,083	—	—	1,083	(702)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2015, certain impaired loans with a carrying value of $42,679 were reduced by specific valuation allowance allocations of $11,575 and partial loan charge-offs of $10,229 resulting in a reported fair value of $20,875. As of December 31, 2014, certain impaired loans with a carrying value of $45,046 were reduced by specific valuation allowance allocations of $5,792 and partial loan charge-offs of $8,760 resulting in a reported fair value of $30,494.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2015, long-lived assets to be disposed of by sale with carrying values of $2,363 that were reduced by write-downs of $857 charged to other expense resulting in a reported fair value of $1,506. As of December 31, 2014, the Company had long-lived assets to be disposed of by sale of $1,785 that were reduced by write-downs of $702 charged to other expense resulting in a reported fair value of $1,083.

In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding contracts or quotes or bids from third party investors. As of December 31, 2015 and 2014, all mortgage loans held for sale were recorded at cost.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$20,875	Appraisal	Appraisal adjustment	0%	-	53%	(38%)
Other real estate owned	1,789	Appraisal	Appraisal adjustment	2%	-	96%	(19%)
Long-lived assets to be disposed of by sale	1,506	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

As of December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30,494	Appraisal	Appraisal adjustment	0%	-	51%	(19%)
Other real estate owned	4,554	Appraisal	Appraisal adjustment	0%	-	50%	(15%)
Long-lived assets to be disposed of by sale	1,083	Appraisal	Appraisal adjustment	0%	-	9%	(5%)

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

Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities, derivative assets and deferred compensation plan assets are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments.

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The carrying values of the interest bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The floating rate subordinated debenture, floating rate subordinated term loan, fixed rate notes payable, fixed rate subordinated term debt, fixed rate subordinated debentures and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics. Fair values of derivative liabilities and deferred compensation plan liabilities are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$780,457	$780,457	$780,457	$—	$—
Investment securities available-for-sale	1,456,840	1,456,840	—	1,456,840	—
Investment securities held-to-maturity	600,665	607,550	—	607,550	—
Accrued interest receivable	27,729	27,729	—	27,729	—
Mortgage servicing rights, net	15,621	31,011	—	31,011	—
Net loans	5,169,379	5,128,705	—	5,107,830	20,875
Derivative assets	953	953	—	953	—
Deferred compensation plan assets	10,149	10,149	—	10,149	—
Total financial assets	$8,061,793	$8,043,394	$780,457	$7,242,062	$20,875

Financial liabilities:
Total deposits, excluding time deposits	$5,957,345	$5,975,345	$5,975,345	$—	$—
Time deposits	1,131,592	1,137,289	—	1,137,289	—
Securities sold under repurchase agreements	510,635	510,635	—	510,635	—
Other borrowed funds	2	2	—	2	—
Accrued interest payable	4,960	4,960	—	4,960	—
Long-term debt	27,885	27,622	—	27,622	—
Subordinated debentures held by subsidiary trusts	82,477	74,969	—	74,969	—
Derivative liabilities	829	829	—	829	—
Deferred compensation plan liabilities	10,149	10,149	—	10,149	—
Total financial liabilities	$7,725,874	$7,741,800	$5,975,345	$1,766,455	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$798,670	$798,670	$798,670	$—	$—
Investment securities available-for-sale	1,711,924	1,711,924	—	1,711,924	—
Investment securities held-to-maturity	575,186	584,533	—	584,533	—
Accrued interest receivable	27,063	27,063	—	27,063	—
Mortgage servicing rights, net	14,038	21,434	—	21,434	—
Net loans	4,823,243	4,800,725	—	4,770,231	30,494
Derivative assets	61	61	—	61	—
Deferred compensation plan assets	10,312	10,312	—	10,312	—
Total financial assets	$7,960,497	$7,954,722	$798,670	$7,125,558	$30,494

Financial liabilities:
Total deposits, excluding time deposits	$5,767,992	$5,767,992	$5,767,992	$—	$—
Time deposits	1,238,220	1,244,324	—	1,244,324	—
Securities sold under repurchase agreements	502,250	502,250	—	502,250	—
Other borrowed funds	9	9	—	9	—
Accrued interest payable	5,833	5,833	—	5,833	—
Long-term debt	38,067	37,781	—	37,781	—
Subordinated debentures held by subsidiary trusts	82,477	75,734	—	75,734	—
Derivative liabilities	829	59	—	59	—
Deferred compensation plan liabilities	10,149	10,312	—	10,312	—
Total financial liabilities	$7,645,826	$7,644,294	$5,767,992	$1,876,302	$—

(26)	RELATED PARTY TRANSACTIONS

The Company conducts banking transactions in the ordinary course of business with related parties, including directors, executive officers, shareholders and their associates, on the same terms as those prevailing at the same time for comparable transactions with unrelated persons and that do not involve more than a normal risk of collectibility or present other unfavorable features.

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $33,008 and $33,002 at December 31, 2015 and 2014, respectively. During 2015, new loans and advances on existing loans of $7,400 were funded and loan repayments totaled $7,283. In addition, $111 of loans were removed due to changes in related parties during the year. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

During 2014, the Company repurchased an aggregate of 37,615 shares of its Class A common stock from two directors and one greater than 10% shareholder of the Company at a weighted average price of $24.96 per share. The repurchases were made in privately negotiated transactions pursuant to a stock repurchase program approved by the Company's Board of Directors in November 2013. For additional information regarding the Company's stock repurchases, see Note 14 — Capital Stock and Dividend Restrictions.

The Company leases an aircraft from an entity wholly-owned by the chairman of the Company’s Board of Directors. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2015, 2014 and 2013, the Company paid total fees and operating expenses of $332, $306 and $309, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2015, 2014 and 2013, the Company received payments from the related entity of $64, $77 and $61, respectively, for hanger use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases services from an entity in which six directors of the Company, including the chairman and executive vice chairman of the Board of Directors, have an aggregate ownership interest of 15%, and in which one director is the chairman and two directors are members of the board of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2015, 2014 and 2013, the Company paid $210, $255 and $224, respectively, for these services.

During 2012, the Company entered into a contract with an entity wholly-owned by a director of the Company to provide construction management and advisory services related to the construction of a bank office building. Under the terms of the agreement, the entity will receive payments equal to the lesser of a fixed price of $180 or 4% of the actual construction contract price, with an initial payment of $60 due upon execution of the agreement and the remainder due in two equal installments over a two year period. Under the terms of the contract, the Company paid the entity $60 during each of 2014 and 2013.

The Company purchases property, casualty and other insurance through an agency in which a director of the Company, whose term as a director ended in May 2013, has a controlling ownership interest. The Company paid insurance premiums to the agency of $764 in 2013.

(27)	RECENT AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in Accounting Standards Update ("ASU") 2014-04 clarify that an in-substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in ASU 2014-04 also require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The Company adopted the amendments in ASU 2014-04 effective January 1, 2015 using a prospective transition method. Adoption of the amendments in ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in ASU 2014-11 expand secured borrowing treatment for certain repurchase agreements. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional disclosures about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. ASU 2014-11 also requires disclosure of the types of collateral pledged and liabilities associated with an entity's repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The Company adopted the amendments in ASU 2014-11 effective January 1, 2015. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2015-05 "Intangibles-Goodwill and Other Internal-Use Software." The amendments in ASU 2015-05 (i) provide guidance about whether a cloud computing arrangement includes a software license. Under the guidance in ASU 2015-05, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance in ASU 2015-05 does not change generally accepted accounting principles for a customer's accounting for service contracts. The amendments in ASU 2015-05 are effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amendments in ASU 2015-05 may be adopted retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. Adoption of the amendments in ASU 2015-05 will not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 "Leases (Topic 842)." On February 25, 2016, the Financial Accounting Standards Board issued new lease accounting guidance in ASU No. 2016-02. Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied on a modified retrospective basis.  The Company is evaluating the effects of ASU 2016-02, but does not expect its adoption to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

(28)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 21, 2016, the Company declared a quarterly dividend to common shareholders of $0.22 per share, paid on February 12, 2016 to shareholders of record as of February 1, 2016.

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

10.7†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.8†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan (incorporated herein by reference to Appendix A of the Company's Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders, filed on April 2, 2015)

10.9†*	Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Time) for Certain Executive and Other Officers

10.10†*	Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Performance) for Certain Executive and Other Officers

10.11†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated September 23, 2015 (incorporated herein by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.12
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

Exhibit Number	Description

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32*	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file
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

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 29, 2016
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES R. SCOTT	February 29, 2016
	James R. Scott, Chairman of the Board	Date

By:	/s/ STEVEN J. CORNING	February 29, 2016
	Steven J. Corning, Director	Date

By:	/s/ DANA L. CRANDALL	February 29, 2016
	Dana L. Crandall, Director	Date

By:	/s/ DAVID H. CRUM	February 29, 2016
	David H. Crum, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 29, 2016
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 29, 2016
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ CHARLES M. HEYNEMAN	February 29, 2016
	Charles M. Heyneman, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 29, 2016
	John M. Heyneman, Jr., Director	Date

By:	/s/ DAVID L. JAHNKE	February 29, 2016
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	February 29, 2016
	Ross E. Leckie, Director	Date

By:	/s/ JONATHAN R. SCOTT	February 29, 2016
	Jonathan R. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	February 29, 2016
	Randall I. Scott, Director	Date

By:	/s/ MICHAEL J. SULLIVAN	February 29, 2016
	Michael J. Sullivan, Director	Date

By:	/s/ TERESA A. TAYLOR	February 29, 2016
	Teresa A. Taylor, Director	Date

By:	/s/ THEODORE H. WILLIAMS	February 29, 2016
	Theodore H. Williams, Director	Date

By:	/s/ KEVIN P. RILEY	February 29, 2016
	Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ MARCY D. MUTCH	February 29, 2016
	Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date