Form 10-Q
period 2016-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2016-05-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2016 – Class A common stock	21,007,483
March 31, 2016 – Class B common stock	23,700,002

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$113,755	$132,595
Interest bearing deposits in banks	541,577	647,299
Federal funds sold	196	563
Total cash and cash equivalents	655,528	780,457
Investment securities:
Available-for-sale	1,563,350	1,456,840
Held-to-maturity (estimated fair values of $593,904 and $607,550 at March 31, 2016 and December 31, 2015, respectively)	581,390	600,665
Total investment securities	2,144,740	2,057,505
Loans held for investment	5,191,469	5,193,321
Mortgage loans held for sale	52,989	52,875
Total loans	5,244,458	5,246,196
Less allowance for loan losses	79,924	76,817
Net loans	5,164,534	5,169,379
Goodwill	204,481	204,523
Premises and equipment, net of accumulated depreciation	188,714	190,812
Company-owned life insurance	188,396	187,253
Accrued interest receivable	26,907	27,729
Mortgage servicing rights, net of accumulated amortization and impairment reserve	15,574	15,621
Core deposit intangibles, net of accumulated amortization	9,762	10,589
Other real estate owned (“OREO”)	9,257	6,254
Other assets	82,787	78,074
Total assets	$8,690,680	$8,728,196
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,860,472	$1,823,716
Interest bearing	5,246,991	5,265,221
Total deposits	7,107,463	7,088,937
Securities sold under repurchase agreements	465,523	510,635
Accounts payable and accrued expenses	48,102	53,042
Accrued interest payable	5,184	4,960
Deferred tax liability	11,977	9,765
Long-term debt	27,907	27,885
Other borrowed funds	33	2
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,748,666	7,777,703
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2016 or December 31, 2015	—	—
Common stock	288,782	311,720
Retained earnings	648,631	638,367
Accumulated other comprehensive income, net	4,601	406
Total stockholders’ equity	942,014	950,493
Total liabilities and stockholders’ equity	$8,690,680	$8,728,196
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$62,816	$59,371
Interest and dividends on investment securities:
Taxable	8,038	7,971
Exempt from federal taxes	879	1,059
Interest on deposits in banks	645	389
Interest on federal funds sold	2	2
Total interest income	72,380	68,792
Interest expense:
Interest on deposits	3,228	3,309
Interest on securities sold under repurchase agreements	90	54
Interest on long-term debt	449	515
Interest on subordinated debentures held by subsidiary trusts	663	589
Total interest expense	4,430	4,467
Net interest income	67,950	64,325
Provision for loan losses	4,000	1,095
Net interest income after provision for loan losses	63,950	63,230
Non-interest income:
Payment services revenues	7,991	7,372
Mortgage banking revenues	6,141	5,906
Wealth management revenues	4,575	4,937
Service charges on deposit accounts	4,463	3,944
Other service charges, commissions and fees	2,608	2,495
Investment securities gains (losses), net	(21)	6
Other income	1,486	3,122
Total non-interest income	27,243	27,782
Non-interest expense:
Salaries and wages	24,682	25,349
Employee benefits	8,802	7,780
Occupancy, net	4,664	4,492
Furniture and equipment	2,256	3,793
Outsourced technology services	4,832	2,463
OREO expense, net of income	(39)	(61)
Professional fees	1,308	1,301
FDIC insurance premiums	1,258	1,142
Mortgage servicing rights amortization	634	619
Mortgage servicing rights impairment (recovery)	15	(15)
Core deposit intangibles amortization	827	855
Other expenses	11,623	11,804
Acquisition expenses	—	70
Total non-interest expense	60,862	59,592
Income before income tax expense	30,331	31,420
Income tax expense	10,207	10,440
Net income	$20,124	$20,980

Basic earnings per common share	$0.45	$0.46
Diluted earnings per common share	$0.45	$0.46
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$20,124	$20,980
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	8,613	10,608
Reclassification adjustment for net (gains) losses included in income	21	(6)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	465	451
Unrealized loss on derivatives	(2,197)	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	15	15
Other comprehensive income, before tax	6,917	11,068
Deferred tax expense related to other comprehensive income	(2,722)	(4,355)
Other comprehensive income, net of tax	4,195	6,713
Comprehensive income, net of tax	$24,319	$27,693
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	20,124	—	20,124
Other comprehensive income, net of tax expense	—	—	4,195	4,195
Common stock transactions:
967,965 common shares purchased and retired	(25,309)	—	—	(25,309)
182,544 non-vested common shares issued	—	—	—	—
12,347 non-vested common shares forfeited	—	—	—	—
77,028 stock options exercised, net of 34,816 shares tendered in payment of option price and income tax withholding amounts	996	—	—	996
Tax benefit of stock-based compensation	420	—	—	420
Stock-based compensation expense	955	—	—	955
Common cash dividend declared ($0.22 per share)	—	(9,860)	—	(9,860)
Balance at March 31, 2016	$288,782	$648,631	$4,601	$942,014

Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	20,980	—	20,980
Other comprehensive income, net of tax expense	—	—	6,713	6,713
Common stock transactions:
588,409 common shares purchased and retired	(15,264)	—	—	(15,264)
156,956 common shares issued	—	—	—	—
838 non-vested common shares forfeited	—	—	—	—
73,344 stock options exercised, net of 22,042 shares tendered in payment of option price and income tax withholding amounts	900	—	—	900
Tax benefit of stock-based compensation	480	—	—	480
Stock-based compensation expense	832	—	—	832
Common cash dividend declared ($0.20 per share)	—	(9,115)	—	(9,115)
Balance at March 31, 2015	$310,544	$599,727	$4,179	$914,450
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$20,124	$20,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	1,095
Net (gain) loss on disposal of premises and equipment	142	(204)
Depreciation and amortization	4,679	4,544
Net premium amortization on investment securities	3,238	3,684
Net (gain) loss on investment securities transactions	21	(6)
Realized and unrealized net gains on mortgage banking activities	(4,588)	(4,321)
Net gain on sale of OREO	(102)	(750)
Write-downs of OREO and other assets pending disposal	17	106
Mortgage servicing rights impairment (charge) reversal	15	(15)
Deferred income tax (benefit) expense	(517)	4,914
Net increase in cash surrender value of company-owned life insurance	(1,143)	(920)
Stock-based compensation expense	955	832
Tax benefits from stock-based compensation expense	420	480
Excess tax benefits from stock-based compensation expense	(307)	(292)
Originations of mortgage loans held for sale	(195,444)	(239,527)
Proceeds from sales of mortgage loans held for sale	199,316	228,259
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	822	(179)
Increase in other assets	(4,567)	(3,630)
Increase (decrease) in accrued interest payable	224	(720)
Decrease in accounts payable and accrued expenses	(7,128)	(15,682)
Net cash provided by (used in) operating activities	20,177	(1,352)
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(4,870)	(11,733)
Available-for-sale	(254,098)	(153,953)
Proceeds from maturities, pay-downs and sales of investment securities:
Held-to-maturity	23,925	22,826
Available-for-sale	153,703	95,996
Extensions of credit to customers, net of repayments	(5,677)	(20,050)
Recoveries of loans charged-off	3,409	1,901
Proceeds from sales of OREO	309	2,321
Capital expenditures, net of sales	(1,408)	(382)
Net cash used in investing activities	$(84,707)	$(63,074)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase (decrease) in deposits	$18,526	$(38,053)
Net decrease in securities sold under repurchase agreements	(45,112)	(40,177)
Net increase (decrease) in other borrowed funds	31	(5)
Repayments of long-term debt	(15)	(15)
Advances on long-term debt	37	4,996
Proceeds from issuance of common stock	996	900
Excess tax benefits from stock-based compensation expense	307	292
Purchase and retirement of common stock	(25,309)	(15,264)
Dividends paid to common stockholders	(9,860)	(9,115)
Net cash used in financing activities	(60,399)	(96,441)
Net decrease in cash and cash equivalents	(124,929)	(160,867)
Cash and cash equivalents at beginning of period	780,457	798,670
Cash and cash equivalents at end of period	$655,528	$637,803

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,206	$5,100
Cash paid during the period for interest expense	15,390	5,187

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	3,227	3,257
Capitalization of internally originated mortgage servicing rights	602	659
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2016 and December 31, 2015, and the results of operations and cash flows for each of the three month periods ended March 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2015 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2016 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

(2)	Acquisitions

Flathead Bank. On April 6, 2016, the Company's bank subsidiary, First Interstate Bank, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead Bank"), a Montana-based bank wholly owned by Flathead Holding Company. With total assets of $231,574 as of December 31, 2015, Flathead Bank operates seven branches in western and northwestern Montana. Upon closing of the transaction, which is expected to occur during the third quarter of 2016 subject to regulatory approval, all Flathead Bank branches will become branches of First Interstate Bank. Pursuant to the Purchase Agreement, First Interstate Bank will pay cash consideration of approximately $34,237 for the stock, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction.

Absarokee Bancorporation, Inc. On July 24, 2015, the Company acquired all of the outstanding stock of Absarokee Bancorporation, Inc. ("Absarokee"), a Montana-based bank holding company that operated one subsidiary bank, United Bank. The Company merged United Bank with and into First Interstate Bank immediately subsequent to the acquisition. During March 2016, the Company completed its review of Absarokee's tax items and finalized the fair value of the acquired deferred tax asset. Finalization of provisional estimates resulted in a $42 decrease in goodwill.

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,911	$24	$—	$3,935
Obligations of U.S. government agencies	530,037	1,719	(324)	531,432
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,010,675	14,550	(862)	1,024,363
Private mortgage-backed securities	144	1	(2)	143
Other investments	3,450	27	—	3,477
Total	$1,548,217	$16,321	$(1,188)	$1,563,350

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$167,975	$5,553	$(14)	$173,514
Corporate securities	51,918	292	(61)	52,149
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	341,434	11,640	(5,145)	347,929
Obligations of U.S. government agencies	19,737	248	—	19,985
Other investments	326	1	—	327
Total	$581,390	$17,734	$(5,220)	$593,904

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,912	$3	$(4)	$3,911
Obligations of U.S. government agencies	521,079	712	(1,610)	520,181
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	921,699	9,448	(2,101)	929,046
Private mortgage-backed securities	156	1	(1)	156
Other investments	3,550	5	(9)	3,546
Total	$1,450,396	$10,169	$(3,725)	$1,456,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$173,785	$5,103	$(227)	$178,661
Corporate securities	50,046	64	(220)	49,890
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	356,742	7,686	(5,420)	359,008
Obligations of U.S. government agencies	19,738	—	(102)	19,636
Other investments	354	1	—	355
Total	$600,665	$12,854	$(5,969)	$607,550

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
Gross realized gains	$57	$6
Gross realized losses	(78)	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015.

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$118,698	$(226)	$35,355	$(98)	$154,053	$(324)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	146,840	(586)	25,708	(276)	172,548	(862)
Private mortgage-backed securities	—	—	57	(2)	57	(2)
Other investments	—	—	—	—	—	—
Total	$265,538	$(812)	$61,120	$(376)	$326,658	$(1,188)

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$3,379	$(7)	$3,606	$(7)	$6,985	$(14)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	13,801	(4,364)	24,049	(781)	37,850	(5,145)
Corporate securities	10,049	(61)	—	—	10,049	(61)
Total	$27,229	$(4,432)	$27,655	$(788)	$54,884	$(5,220)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$2,092	$(4)	$—	$—	$2,092	$(4)
Obligations of U.S. government agencies	209,631	(1,077)	54,619	(533)	264,250	(1,610)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	343,875	(1,577)	28,010	(524)	371,885	(2,101)
Private mortgage-backed securities	—	—	61	(1)	61	(1)
Other investments	1,225	(9)	—	—	1,225	(9)
Total	$556,823	$(2,667)	$82,690	$(1,058)	$639,513	$(3,725)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$10,182	$(39)	$9,476	$(188)	$19,658	$(227)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	67,295	(4,288)	69,539	(1,132)	136,834	(5,420)
Obligations of U.S. government agencies	19,738	(102)	—	—	19,738	(102)
Corporate securities	31,135	(220)	—	—	31,135	(220)
Total	$128,350	$(4,649)	$79,015	$(1,320)	$207,365	$(5,969)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 109 and 198 individual investment securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three months ended March 31, 2016 and 2015.

Maturities of investment securities at March 31, 2016 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2016	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$317,502	$320,927	$87,930	$90,154
After one year but within five years	1,089,290	1,099,333	328,090	333,231
After five years but within ten years	70,534	71,242	125,412	128,977
After ten years	70,891	71,848	39,958	41,542
Total	$1,548,217	$1,563,350	$581,390	$593,904

As of March 31, 2016, the Company had investment securities callable within one year with amortized costs and estimated fair values of $277,491 and $277,837, respectively, including callable structured notes with amortized costs and estimated fair values of $10,000 and $10,000, respectively. These investment securities are primarily included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2016	December 31, 2015
Real estate loans:
Commercial	$1,764,492	$1,793,258
Construction:
Land acquisition & development	219,450	224,066
Residential	113,317	111,763
Commercial	102,382	94,890
Total construction loans	435,149	430,719
Residential	1,021,443	1,032,851
Agricultural	153,054	156,234
Total real estate loans	3,374,138	3,413,062
Consumer:
Indirect consumer	651,057	622,529
Other consumer	150,774	153,717
Credit card	63,624	68,107
Total consumer loans	865,455	844,353
Commercial	825,043	792,416
Agricultural	126,290	142,151
Other, including overdrafts	543	1,339
Loans held for investment	5,191,469	5,193,321
Mortgage loans held for sale	52,989	52,875
Total loans	$5,244,458	$5,246,196

Loans from business combinations included in the table above include certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of March 31, 2016 and 2015:

As of March 31,	2016	2015

Outstanding balance	$33,175	$32,445

Carrying value
Loans on accrual status	21,064	23,909
Loans on non-accrual status	—	—
Total carrying value	$21,064	$23,909

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Beginning balance	$6,713	$5,781
Accretion income	(614)	(548)
Reductions due to exit events	(147)	(396)
Reclassifications from nonaccretable differences	726	2,143
Ending balance	$6,678	$6,980

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2016	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$2,302	$2,975	$5	$5,282	$1,736,374	$22,836	$1,764,492
Construction:
Land acquisition & development	951	351	857	2,159	210,994	6,297	219,450
Residential	96	—	—	96	112,166	1,055	113,317
Commercial	184	—	—	184	101,915	283	102,382
Total construction loans	1,231	351	857	2,439	425,075	7,635	435,149
Residential	4,804	985	1,750	7,539	1,010,803	3,101	1,021,443
Agricultural	27	—	—	27	147,423	5,604	153,054
Total real estate loans	8,364	4,311	2,612	15,287	3,319,675	39,176	3,374,138
Consumer:
Indirect consumer	4,448	1,075	188	5,711	644,517	829	651,057
Other consumer	613	226	38	877	149,419	478	150,774
Credit card	412	346	529	1,287	62,325	12	63,624
Total consumer loans	5,473	1,647	755	7,875	856,261	1,319	865,455
Commercial	2,144	763	232	3,139	799,325	22,579	825,043
Agricultural	1,972	322	451	2,745	122,782	763	126,290
Other, including overdrafts	—	5	312	317	226	—	543
Loans held for investment	17,953	7,048	4,362	29,363	5,098,269	63,837	5,191,469
Mortgage loans originated for sale	—	—	—	—	52,989	—	52,989
Total loans	$17,953	$7,048	$4,362	$29,363	$5,151,258	$63,837	$5,244,458

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

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $790 and $832 for the three months ended March 31, 2016 and 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all originated and acquired loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of March 31, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$55,222	$25,759	$18,117	$43,876	$4,526
Construction:
Land acquisition & development	15,252	7,742	322	8,064	150
Residential	988	282	—	282	—
Commercial	1,370	446	731	1,177	739
Total construction loans	17,610	8,470	1,053	9,523	889
Residential	5,664	3,019	1,152	4,171	160
Agricultural	6,685	5,816	201	6,017	7
Total real estate loans	85,181	43,064	20,523	63,587	5,582
Commercial	28,782	8,113	16,150	24,263	8,176
Agricultural	908	250	544	794	189
Total	$114,871	$51,427	$37,217	$88,644	$13,947

As of December 31, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,179	$27,882	$17,614	$45,496	$3,401
Construction:
Land acquisition & development	15,503	7,245	778	8,023	282
Residential	992	293	—	293	—
Commercial	1,264	340	739	1,079	739
Total construction loans	17,759	7,878	1,517	9,395	1,021
Residential	7,073	3,547	2,317	5,864	367
Agricultural	6,434	5,563	198	5,761	5
Total real estate loans	89,445	44,870	21,646	66,516	4,794
Commercial	29,593	10,744	13,727	24,471	6,487
Agricultural	1,349	622	356	978	294
Total	$120,387	$56,236	$35,729	$91,965	$11,575

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$33,483	$36	$42,077	$150
Construction:
Land acquisition & development	7,508	7	8,930	10
Residential	288	—	308	—
Commercial	1,067	—	3,055	2
Total construction loans	8,863	7	12,293	12
Residential	4,206	1	3,127	1
Agricultural	5,748	1	8,655	22
Total real estate loans	52,300	45	66,152	185
Commercial	23,379	15	17,533	8
Agricultural	856	—	914	5
Total	$76,535	$60	$84,599	$198

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $929 and $1,035 for the three months ended March 31, 2016 and 2015.

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

The Company had loans renegotiated in troubled debt restructurings of $34,344 as of March 31, 2016, of which $22,274 were included in non-accrual loans and $12,070 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $40,330 as of December 31, 2015, of which $24,911 were included in non-accrual loans and $15,419 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2016.

	Number of Notes	Type of Concession		Principal Balance at Restructure Date
Three Months Ended March 31, 2016		Interest only period	Extension of terms or maturity
Commercial Real Estate	3	$576	$204	$780
Total loans restructured during period	3	$576	$204	$780

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2016 or 2015.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2016. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended March 31, 2016
	Number of Notes	Balance
Commercial Real Estate	1	$203
Total	1	$203

At March 31, 2016, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Substandard — includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a substandard loan is not currently sufficient, collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$77,147	$82,536	$14,311	$173,994
Construction:
Land acquisition & development	11,854	11,226	1,515	24,595
Residential	2,003	389	—	2,392
Commercial	4,056	429	748	5,233
Total construction loans	17,913	12,044	2,263	32,220
Residential	5,681	10,107	477	16,265
Agricultural	7,519	18,920	—	26,439
Total real estate loans	108,260	123,607	17,051	248,918
Consumer:
Indirect consumer	704	1,446	144	2,294
Other consumer	1,024	914	211	2,149
Total consumer loans	1,728	2,360	355	4,443
Commercial	31,392	34,039	16,629	82,060
Agricultural	3,613	7,820	543	11,976
Total	$144,993	$167,826	$34,578	$347,397

As of December 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$61,787	$84,556	$10,609	$156,952
Construction:
Land acquisition & development	16,593	12,482	591	29,666
Residential	1,640	1,886	—	3,526
Commercial	166	323	756	1,245
Total construction loans	18,399	14,691	1,347	34,437
Residential	4,453	9,661	2,540	16,654
Agricultural	6,114	16,529	—	22,643
Total real estate loans	90,753	125,437	14,496	230,686
Consumer:
Indirect consumer	644	1,131	154	1,929
Other consumer	651	1,130	198	1,979
Total consumer loans	1,295	2,261	352	3,908
Commercial	32,975	27,982	15,085	76,042
Agricultural	2,247	7,105	417	9,769
Total	$127,270	$162,785	$30,350	$320,405

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated.

Three Months Ended March 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(16,081)	1,229	17,690	1,162	—	4,000
Less loans charged-off	(1,922)	(1,892)	(488)	—	—	(4,302)
Add back recoveries of loans previously charged-off	2,359	775	275	—	—	3,409
Ending balance	$36,652	$5,256	$36,252	$1,764	$—	$79,924

As of March 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$5,582	$—	$8,176	$189	$—	$13,947
Loans collectively evaluated for impairment	31,070	5,256	28,076	1,575	—	65,977
Allowance for loan losses	$36,652	$5,256	$36,252	$1,764	$—	$79,924

Individually evaluated for impairment	$63,587	$—	$24,263	$794	$—	$88,644
Collectively evaluated for impairment	3,310,551	865,455	800,780	125,496	543	5,102,825
Total loans	$3,374,138	$865,455	$825,043	$126,290	$543	$5,191,469

Three Months Ended March 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(1,031)	1,125	993	8	—	1,095
Less loans charged-off	(186)	(1,301)	(374)	—	—	(1,861)
Add back recoveries of loans previously charged-off	992	640	270	—	—	1,902
Ending balance	$53,659	$5,499	$15,196	$982	$—	$75,336

As of December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,794	$—	$6,487	$294	$—	$11,575
Loans collectively evaluated for impairment	47,502	5,144	12,288	308	—	65,242
Allowance for loan losses	$52,296	$5,144	$18,775	$602	$—	$76,817

Total loans:
Individually evaluated for impairment	$66,516	$—	$24,471	$978	$—	$91,965
Collectively evaluated for impairment	3,346,546	844,353	767,945	141,173	1,339	5,101,356
Total loans	$3,413,062	$844,353	$792,416	$142,151	$1,339	$5,193,321

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of March 31, 2016 and December 31, 2015, the Company's allowance for loan losses included $393 and $287, respectively, related to loans acquired credit impaired.

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$6,254	$13,554
Additions	3,227	3,257
Valuation adjustments	(17)	(106)
Dispositions	(207)	(1,571)
Ending balance	$9,257	$15,134

Foreclosed residential real estate properties of $4,087 and $1,686 were included in other real estate owned as of March 31, 2016 and December 31, 2015, respectively. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2016 or December 31, 2015.

(7)	Derivatives and Hedging Activities

Interest Rate Swap Contracts Designated as Hedges. For asset and liability management purposes, the Company has entered into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On September 22, 2015, the Company entered into an interest rate swap contract with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to Federal Home Loan Bank borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement for the three months ended March 31, 2016. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

Non-Hedging Interest Rate Swap Contracts. The Company enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third party financial institution. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations.

Interest Rate Lock Commitments and Forward Loan Sales Contracts. In the normal course of business, the Company enters into interest rate lock commitments to finance residential mortgage loans that are not designated as accounting hedges. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. In addition to the effects of the change in market interest rate, the fair value measurement of the derivative also contemplates the expected cash flows to be received from the counterparty to the future sale of the loan.

The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into a forward loan sales contract. During the interest rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against the variability in cash to be received from the loan sale.

The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The notional amounts and estimated fair values of the Company's derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$165

Non-hedging interest rate derivatives:
Interest rate swap contracts	9,281	1,102	9,369	788
Interest rate lock commitments	112,705	1,036	—	—
Total derivative assets	$121,986	$2,138	$109,369	$953

Derivative Liabilities (included in accounts payable and accrued expenses on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$2,032	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	9,281	1,173	9,369	829
Forward loan sales contracts	77,329	414	—	—
Total derivative liabilities	$186,610	$3,619	$9,369	$829

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

	Three months ended
	March 31, 2016	March 31, 2015
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(2,197)	$—
Non-hedging interest rate derivatives:
Amount of loss recognized in other non-interest income	(29)	(7)
Amount of gains recognized in mortgage banking revenues	695	—

(8)	Capital Stock

The Company had 21,007,483 shares of Class A common stock and 23,700,002 shares of Class B common stock outstanding as of March 31, 2016. The Company had 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock outstanding as of December 31, 2015.

During the three months ended March 31, 2016, the Company repurchased and retired 948,242 shares of its Class A common stock in open market transactions at an aggregate purchase price of $24,792. During the three months ended March 31, 2015, the Company repurchased and retired 565,875 shares of its Class A common stock in a privately negotiated transaction at an aggregate purchase price of $14,674. The repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 51,758 shares of its Class A common stock. All other stock repurchases during the three months ended March 31, 2016 and 2015 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net income	$20,124	$20,980
Weighted average common shares outstanding for basic earnings per share computation	44,719,218	45,378,230
Dilutive effects of stock-based compensation	394,834	461,961
Weighted average common shares outstanding for diluted earnings per common share computation	45,114,052	45,840,191

Basic earnings per common share	$0.45	$0.46
Diluted earnings per common share	$0.45	$0.46

The Company had 226,821 and 166,770 shares of unvested restricted stock as of March 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 40,865 and 5,000 shares of unvested time restricted stock and stock options outstanding as of March 31, 2016 and as of March 31, 2015, respectively, that were not included in the computation of diluted earnings per common shares because their effect would be anti-dilutive.

(10)	Regulatory Capital

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, ("Basel III"). Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Under Basel III, certain deductions and adjustments to regulatory capital began to phase in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer required under Basel III began to phase in starting January 1, 2016 and will be fully implemented on January 1, 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of March 31, 2016 and December 31, 2015, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of March 31, 2016 and December 31, 2015 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total risk-based capital:
Consolidated	$930,048	15.0%	$533,419	8.6%	$649,379	10.5%	$618,456	10.0%
FIB	876,265	14.2	531,493	8.6	647,035	10.5	616,224	10.0
Tier 1 risk-based capital:
Consolidated	848,709	13.7	409,727	6.6	525,688	8.5	494,765	8.0
FIB	799,201	13.0	408,248	6.6	523,790	8.5	492,979	8.0
Common equity tier 1 risk-based capital:
Consolidated	768,709	12.4	316,959	5.1	432,919	7.0	401,997	6.5
FIB	799,201	13.0	315,815	5.1	431,357	7.0	400,546	6.5
Leverage capital ratio:
Consolidated	848,709	10.1	337,137	4.0	337,137	4.0	421,421	5.0
FIB	799,201	9.5	336,258	4.0	336,258	4.0	420,322	5.0

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital:
Consolidated	$946,156	15.4%	$492,692	8.0%	$646,658	10.5%	$615,865	10.0%
FIB	882,504	14.4	490,866	8.0	644,262	10.5	613,582	10.0
Tier 1 risk-based capital:
Consolidated	861,339	14.0	369,519	6.0	523,485	8.5	$492,692	8.0
FIB	805,805	13.1	368,149	6.0	521,545	8.5	490,866	8.0
Common equity tier 1 risk-based capital:
Consolidated	781,339	12.7	277,139	4.5	431,105	7.0	$400,312	6.5
FIB	805,805	13.1	276,112	4.5	429,508	7.0	398,829	6.5
Leverage capital ratio:
Consolidated	861,339	10.1	340,480	4.0	340,480	4.0	$425,600	5.0
FIB	805,805	9.5	339,316	4.0	339,316	4.0	424,145	5.0
(1) The ratios for the well capitalized requirement are only applicable to FIB. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

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

As of March 31, 2016, the Company had a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 7 — Derivatives and Hedging Activity.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $3,465 of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2016.

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2016, commitments to extend credit to existing and new borrowers approximated $1,582,107, which included $562,367 on unused credit card lines and $400,922 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2016, the Company had outstanding standby letters of credit of $52,402. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
Investment securities available-for sale:
Change in net unrealized gains during period	$8,613	$10,608	$3,360	$4,174	$5,253	$6,434
Reclassification adjustment for net (gains) losses included in net income	21	(6)	8	(2)	13	(4)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	465	451	183	177	282	274
Unrealized loss on derivatives	(2,197)	—	(835)	—	(1,362)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	15	15	6	6	9	9
Total other comprehensive income (loss)	$6,917	$11,068	$2,722	$4,355	$4,195	$6,713

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	March 31, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$6,232	$684
Net unrealized gain (loss) on derivatives	(1,262)	100
Net actuarial loss on defined benefit post-retirement benefit plans	(369)	(378)
Net accumulated other comprehensive income	$4,601	$406

(14)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore as classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2016 and 2015.

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment's terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities .

Loans Held for Sale. Fair value measurements for loans held for sale are obtained from an independent pricing service. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors.

Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the fed funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing and loan to value ratio, among other things, adjusted to reflect changes in interest rates, the estimated pull-through rate and estimated direct costs necessary to complete the commitment into a closed loan.

Forward Loan Sales Contracts. The fair value measurements for forward loan sales contracts are obtained from an independent pricing service. The fair value measurements consider observable data that includes sales of similar loans and mortgage-backed securities that are traded publicly in active exchange markets.

Deferred Compensation Plan Assets and Liabilities. The fair values of deferred compensation plan assets are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. These investments are in the same funds and purchased in the same amounts as the participants’ selected investments, which represent the underlying liabilities to plan participants. Deferred compensation plan liabilities are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,935	$—	$3,935	$—
Obligations of U.S. government agencies	531,432	—	531,432	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,024,363	—	1,024,363	—
Private mortgage-backed securities	143	—	143	—
Other investments	3,477	—	3,477	—
Loans held for sale	52,989	—	52,989	—
Derivative assets:
Interest rate swap contracts	1,102	—	1,102	—
Interest rate lock commitments	1,036	—	1,036	—
Derivative liabilities:
Interest rate swap contracts	3,205	—	3,205	—
Forward loan sale contracts	414	—	414	—
Deferred compensation plan assets	9,566	—	9,566	—
Deferred compensation plan liabilities	9,566	—	9,566	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury notes	$3,911	$—	$3,911	$—
Obligations of U.S. government agencies	520,181	—	520,181	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	929,046	—	929,046	—
Private mortgage-backed securities	156	—	156	—
Other investments	3,546	—	3,546	—
Derivative assets:
Interest rate swap contracts	953	—	953	—
Derivative liabilities
Interest rate swap contracts	829	—	829	—
Deferred compensation plan assets	10,149	—	10,149	—
Deferred compensation plan liabilities	10,149	—	10,149	—

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of March 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,363	$—	$—	$19,363
Other real estate owned	3,464	—	—	3,464
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,875	$—	$—	$20,875
Other real estate owned	1,789	—	—	1,789
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2016, certain impaired loans with a carrying value of $42,700 were reduced by specific valuation allowance allocations of $13,946 and partial loan charge-offs of $9,391 resulting in a reported fair value of $19,363. As of December 31, 2015, certain impaired loans with a carrying value of $42,679 were reduced by specific valuation allowance allocations of $11,575 and partial loan charge-offs of $10,229 resulting in a reported fair value of $20,875.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $17 during the three months ended March 31, 2016 included $11 directly related to receipt of updated appraisals and $6 based on management estimates of the current fair value of properties. Write downs of $106 during the three months ended March 31, 2015 were based on management's estimate of the current fair value of the properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2016 and December 31, 2015, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $857 resulting in an aggregate fair value of $1,506.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$19,363	$20,875	Appraisal	Appraisal adjustment	0%	-	53%	(38%)
Other real estate owned	3,464	1,789	Appraisal	Appraisal adjustment	2%	-	96%	(19%)
Long-lived assets to be disposed of by sale	1,506	1,506	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$655,528	$655,528	$655,528	$—	$—
Investment securities available-for-sale	1,563,350	1,563,350	—	1,563,350	—
Investment securities held-to-maturity	581,390	593,904	—	593,904	—
Accrued interest receivable	26,907	26,907	—	26,907	—
Mortgage servicing rights, net	15,574	26,359	—	26,359	—
Net loans	5,164,534	5,105,350	—	5,085,987	19,363
Derivative assets	2,138	2,138	—	2,138	—
Deferred compensation plan assets	9,566	9,566	—	9,566	—
Total financial assets	$8,018,987	$7,983,102	$655,528	$7,308,211	$19,363

Financial liabilities:
Total deposits, excluding time deposits	$6,004,127	$6,004,127	$6,004,127	$—	$—
Time deposits	1,103,336	1,100,852	—	1,100,852	—
Securities sold under repurchase agreements	465,523	465,523	—	465,523	—
Other borrowed funds	33	33	—	33	—
Accrued interest payable	5,184	5,184	—	5,184	—
Long-term debt	27,907	27,662	—	27,662	—
Subordinated debentures held by subsidiary trusts	82,477	72,252	—	72,252	—
Derivative liabilities	3,619	3,619	—	3,619	—
Deferred compensation plan liabilities	9,566	9,566	—	9,566	—
Total financial liabilities	$7,701,772	$7,688,818	$6,004,127	$1,684,691	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$780,457	$780,457	$780,457	$—	$—
Investment securities available-for-sale	1,456,840	1,456,840	—	1,456,840	—
Investment securities held-to-maturity	600,665	607,550	—	607,550	—
Accrued interest receivable	27,729	27,729	—	27,729	—
Mortgage servicing rights, net	15,621	31,011	—	31,011	—
Net loans	5,169,379	5,128,705	—	5,107,830	20,875
Derivative assets	953	953	—	953	—
Deferred compensation plan assets	10,149	10,149	—	10,149	—
Total financial assets	$8,061,793	$8,043,394	$780,457	$7,242,062	$20,875

Financial liabilities:
Total deposits, excluding time deposits	$5,957,345	$5,975,345	$5,975,345	$—	$—
Time deposits	1,131,592	1,137,289	—	1,137,289	—
Securities sold under repurchase agreements	510,635	510,635	—	510,635	—
Other borrowed funds	2	2	—	2	—
Accrued interest payable	4,960	4,960	—	4,960	—
Long-term debt	27,885	27,622	—	27,622	—
Subordinated debentures held by subsidiary trusts	82,477	74,969	—	74,969	—
Derivative liabilities	829	829	—	829	—
Deferred compensation plan liabilities	10,149	10,149	—	10,149	—
Total financial liabilities	$7,725,874	$7,741,800	$5,975,345	$1,766,455	$—

(15)	Recent Authoritative Accounting Guidance

ASU 2014-09 "Revenue from Contracts with Customers." The amendments in Accounting Standards Update ("ASU") 2014-09 introduce a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" was released in August of 2015 deferring the effective date of 2014-09 for all entities by one year until January 1, 2018. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 amends Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation, to clarify that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period should be treated as a performance condition that affects the vesting of the award. ASU 2014-12 further clarifies that the requisite service period ends when the employees can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company adopted the amendments in ASU 2014-12 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2014-16 "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendments in ASU 2014-16 clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract within a hybrid financial instrument. The amendments further clarify that no single term or feature would necessarily determine the economic characteristics and risk of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risk of the entire hybrid financial instrument. The Company adopted the amendments in ASU 2014-16 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-02 "Amendments to the Consolidation Analysis." The amendments in ASU 2015-02 (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide scope exceptions from consolidation guidance for reporting entities with interest in legal entities that are required to comply or operate in accordance with requirements of the Investment Company Act of 1940 for registered market funds. The Company adopted the amendments in ASU 2015-02 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred charge. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issues costs related to line-of-credit arrangements. ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," addresses this gap. ASU 2015-15 adds that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the amendments in ASU 2015-03 and ASU 2015-15 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-05 "Intangibles-Goodwill and Other Internal-Use Software." The amendments in ASU 2015-05 provide guidance about whether a cloud computing arrangement includes a software license. Under the guidance in ASU 2015-05, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted the amendments in ASU 2015-05 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2015-10 "Technical Corrections and Improvements." The amendments in ASU 2015-10 represent changes to clarify the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company adopted the amendments in ASU 2015-10 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-16 "Business Combinations-Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized as part of a business combination. Under the amendments in ASU 2015-16, an acquirer must recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted the amendments in ASU 2015-16 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-1, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-1 will be effective for the Company on January 1, 2018, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 "Leases (Topic 842)." On February 25, 2016, the Financial Accounting Standards Board issued new lease accounting guidance in ASU No. 2016-02. Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach.  The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

ASU 2016-05 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 will be effective for the Company on January 1, 2017, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods hat the investment had been held. The amendments

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 will be effective for the Company on January 1, 2017, and are not expected to have a significant impact on on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in ASU 2016-08 were issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. The Company is continuing to evaluate the new guidance to determine the impact it will have on its consolidated financial statements, results of operations or liquidity.

ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 will be effective for the Company on January 1, 2017, and are not expected to have a significant impact on impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in ASU 2016-10 were issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is continuing to evaluate the new guidance to determine the impact it will have on its consolidated financial statements, results of operations or liquidity.

(16)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On April 18, 2016, the Company declared a quarterly dividend to common shareholders of $0.22 per share, to be paid on May 13, 2016 to shareholders of record as of May 2, 2016.

No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: declining business and economic conditions, credit losses, adverse economic conditions affecting Montana, Wyoming and South Dakota, declining oil and gas prices, lending risk, adequacy of the allowance for loan losses, impairment of goodwill, failure to integrate or profitably operate acquired organizations, additional regulatory requirements if our assets exceed $10 billion, access to low-cost funding sources, changes in interest rates, dependence on the Company’s management team, ability to attract and retain qualified employees, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, failure of technology, cyber-security, unfavorable resolution of litigation, inability to meet liquidity requirements, environmental remediation and other costs, ineffective internal operational controls, competition, reliance on external vendors, implementation of new lines of business or new product or service offerings, soundness of other financial institutions, failure to effectively implement technology-driven products and services, inability of our bank subsidiary to pay dividends, risks associated with introducing new lines of business, products or services, litigation pertaining to fiduciary responsibilities, change in dividend policy, uninsured nature of any investment in Class A common stock, volatility of Class A common stock, decline in market price of Class A common stock, voting control of Class B stockholders, anti-takeover provisions, dilution as a result of future equity issuances, controlled company status, and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 1, 2016. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of March 31, 2016, we had consolidated assets of $8,691 million, deposits of $7,107 million, loans of $5,244 million and total stockholders’ equity of $942 million. We currently operate 79 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On April 6, 2016, the Company's bank subsidiary, First Interstate Bank, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead Bank"), a Montana-based bank wholly owned by Flathead Holding Company. With total assets of $231.6 million as of December 31, 2015, Flathead Bank operates seven branches in western and northwestern Montana. Upon closing of the transaction, which is expected to occur during the third quarter of 2016 subject to regulatory approval, all Flathead Bank branches will become branches of First Interstate Bank. Pursuant to the Purchase Agreement, First Interstate Bank will pay cash consideration of approximately $34.2 million for the stock, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of March 31, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Asset Quality."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes our accounting policy with regard to goodwill.

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

Fair Values of Loans Acquired in Business Combinations

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes our accounting policy with regard to acquired loans.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,222,905	$63,371	4.88%	$4,895,146	$59,816	4.96%
Investment securities (2)	2,107,977	9,424	1.80	2,294,433	9,641	1.70
Interest bearing deposits in banks	506,839	645	0.51	546,583	389	0.29
Federal funds sold	1,292	2	0.62	1,174	2	0.69
Total interest earnings assets	7,839,013	73,442	3.77	7,737,336	69,848	3.66
Non-earning assets	754,962			752,077
Total assets	$8,593,975			$8,489,413
Interest bearing liabilities:
Demand deposits	$2,147,532	$558	0.10%	$2,089,203	$506	0.10%
Savings deposits	1,985,233	650	0.13	1,882,816	628	0.14
Time deposits	1,118,049	2,020	0.73	1,220,590	2,175	0.72
Repurchase agreements	477,207	90	0.08	479,525	54	0.05
Other borrowed funds	8	—	—	4	—	—
Long-term debt	29,129	449	6.20	38,113	515	5.48
Subordinated debentures held by subsidiary trusts	82,477	663	3.23	82,477	589	2.90
Total interest bearing liabilities	5,839,635	4,430	0.31	5,792,728	4,467	0.31
Non-interest bearing deposits	1,755,515			1,723,001
Other non-interest bearing liabilities	57,145			66,391
Stockholders’ equity	941,680			907,293
Total liabilities and stockholders’ equity	$8,593,975			$8,489,413
Net FTE interest income		69,012			65,381
Less FTE adjustments (2)		(1,062)			(1,056)
Net interest income from consolidated statements of income		$67,950			$64,325
Interest rate spread			3.46%			3.35%
Net FTE interest margin (3)			3.54%			3.43%
Cost of funds, including non-interest bearing demand deposits (4)			0.23%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Our net interest income on a fully taxable equivalent, or FTE, basis increased $3.6 million, or 5.6%, to $69.0 million during the three months ended March 31, 2016, as compared to $65.4 million for the same period in 2015. First quarter 2016 included one additional accrual day, as compared to first quarter 2015 as a result of leap year. This additional accrual day added approximately $750 thousand to net FTE interest income during the first quarter of 2016. Excluding the impact of the additional accrual day during first quarter 2016, net FTE interest income increased approximately $2.9 million, as compared to first quarter 2015, primarily due to increases in average loans outstanding, higher yields earned on investment securities and interest bearing deposits in banks and a shift in the mix of interest earning assets away from lower yielding assets into higher yielding loans, which made up approximately 67% of average interest-earning assets during the first quarter of 2016 compared to 63% during the first quarter of 2015.

Also positively impacting our net interest income during the three months ended March 31, 2016, as compared to the same period in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.6 million during the three months ended March 31, 2016, of which $549 thousand was the result of early loan payoffs. This compares to interest accretion of $1.1 million during the three months ended March 31, 2015, of which $351 thousand was the result of early loan payoffs. In addition, we recorded recoveries of previously charged-off interest of $265 thousand during first quarter 2016, compared to $591 thousand during first quarter 2015.

Our net interest margin ratio increased 11 basis points to 3.54% during first quarter 2016, as compared to 3.43% during first quarter 2015. Exclusive of the accelerated interest accretion related to early payoffs of acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio increased 15 basis points to 3.53% during first quarter 2016, compared to 3.38% during first quarter 2015. The increase in net interest margin ratio was primarily due to to an 11 basis point increase in the yield on average interest earnings assets to 3.77% during first quarter 2016, as compared to 3.66% during first quarter 2015. The increase in the average yield on interest earning assets was primarily due to higher yields earned on interest-bearing deposits in bank and investment securities.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$4,005	$(450)	$3,555
Investment securities (1)	(783)	566	(217)
Interest bearing deposits in banks	(28)	284	256
Federal funds sold	—	—	—
Total change	3,194	400	3,594
Interest bearing liabilities:
Demand deposits	14	38	52
Savings deposits	34	(12)	22
Time deposits	(183)	28	(155)
Repurchase agreements	—	36	36
Other borrowed funds	—	—	—
Long-term debt	(121)	55	(66)
Subordinated debentures held by subsidiary trusts	—	74	74
Total change	(256)	219	(37)
Increase in FTE net interest income	$3,450	$181	$3,631

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During the three months ended March 31, 2016, we recorded a provision for loan losses of $4.0 million, as compared to $1.1 million during the same period in 2015. Our first quarter 2016 provision was elevated due to increases in specific reserves on impaired energy loans, the application of historical loss factors to downgraded credits and an increase in the general economic loss factor applied to loans in our Wyoming markets as a result of stress in the energy sector. For additional information regarding our provision for loan losses, see “Allowance for Loan Losses” included herein.

Non-interest Income. Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Non-interest income decreased $539 thousand or 1.9%, to $27.2 million for the three months ended March 31, 2016, as compared to $27.8 million for the same period in 2015. Significant components of this decrease are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $619 thousand, or 8.4%, to $8.0 million during the three months ended March 31, 2016, as compared to $7.4 million for the same period in 2015, due to additional interchange income resulting from higher payment card transaction volumes.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust asset management fees. As of March 31, 2016, we had assets under management of $4.6 billion, as compared to $4.5 billion as of December 31, 2015. Wealth management revenues decreased $362 thousand, or 7.3%, to $4.6 million during the three months ended March 31, 2016, as compared to $4.9 million during the same period in 2015, primarily due to decreases in the market values of assets under trust management.

Other income includes company-owned life insurance revenues, net gains or losses on securities held under deferred compensation plans, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.6 million, or 52.4%, to $1.5 million during the three months ended March 31, 2016, as compared to $3.1 million during the same period in 2015. During first quarter 2015, other income included the reversal of a $1.0 million expense accrual due to final settlement of secondary investor claims assumed as part of acquisitions in 2014. The remaining decrease is primarily due to lower earnings on assets held under deferred compensation plans during first quarter 2016, as compared to the same period in 2015.

Non-interest Expense. Non-interest expense increased $1.3 million, or 2.1%, to $60.9 million for the three months ended March 31, 2016, as compared to $59.6 million for the same period in 2015. Significant components of the increase are discussed below.

Salaries and wages expense decreased $667 thousand, or 2.6%, to $24.7 million during the three months ended March 31, 2016, as compared to $25.3 million during the same period in 2015, primarily due to lower incentive bonus expense, which was partially offset by one-time separation and special bonus expense of $1.2 million recorded during first quarter 2016 and inflationary increases in salary expense.

Employee benefits expense increased $1.0 million, or 13.1%, to $8.8 million for the three months ended March 31, 2016, as compared to $7.8 million during the same period in 2015, primarily due to increases in payroll taxes, group health insurance and profit sharing expenses. These increases were partially offset by lower earnings on assets held under deferred compensation plans.

Furniture and equipment expense decreased $1.5 million or 40.5%, to $2.3 million for the three months ended March 31, 2016, as compared to $3.8 million during the same period in 2015. Effective January 1, 2016, we began capturing certain software costs separately from equipment costs, resulting in a decrease in furniture and equipment expense of approximately $2.1 million and a corresponding increase in outsourced technology expenses during first quarter 2016, as compared to fourth quarter 2015.

Outsourced technology services expense increased $2.4 million or 96.2%, to $4.8 million for the three months ended March 31, 2016, as compared to $2.5 million during the same period in 2015, primarily due to the classification of approximately $2.1 million of software costs as outsourced technology services expense in the current year versus classification as furniture and equipment expense in the prior year.

Income Tax Expense. Our effective federal income tax rate was 29.8% for the three months ended March 31, 2016 and 29.0% for the three months ended March 31, 2015. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 3.8% for the three months ended March 31, 2016 and 4.2% for the three months ended March 31, 2015. Fluctuations in our effective income tax rates were primarily due to the timing of tax credits.

Financial Condition

Total assets decreased $37 million, or less than 1.0%, to $8,691 million as of March 31, 2016, from $8,728 million as of December  31, 2015. Significant fluctuations in balance sheet accounts are discussed below.

Loans. Total loans remained stable at $5,244 million and $5,246 million as of March 31, 2016 and December 31, 2015, respectively. Loan categories with the most notable fluctuations are discussed below.

Commercial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. The loans are generally made with business operations as the primary source of repayment, but also include loans collateralized by inventory, accounts receivable, equipment and/or personal guarantees. Commercial loans increased $33 million, or 4.1%, to $825 million as of March 31, 2016, from $792 million as of December 31, 2015, primarily due to continuing business expansion in the Company's market areas.

Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 50% of our commercial real estate loans were owner occupied as of March 31, 2016 and December 31, 2015. Commercial real estate loans decreased $29 million, or 1.6%, to $1,764 million as of March 31, 2016, from $1,793 million as of December 31, 2015, primarily due to the repayment of one large loan and an increase in loan participations sold.

Indirect loans include consumer loan contracts advanced for the purchase of automobiles, recreational vehicles, boats and other consumer goods that we acquire from the consumer product dealer network within the market areas we serve. Indirect consumer loans increased $29 million, or 4.6%, to $651 million as of March 31, 2016, from $623 million as of December 31, 2015, primarily due to the continued expansion of our indirect lending program within our existing market areas and increases in the average loan amounts advanced.

Agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations that are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans decreased $16 million, or 11.2%, to $126 million as of March 31, 2016, from $142 million as of December 31, 2015. Management attributes this decrease to seasonal reductions in credit lines that typically occur during the first quarter of each year.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Non-performing loans:
Non-accrual loans	$63,837	$66,385	$66,359	$70,848	$73,941
Accruing loans past due 90 days or more	4,362	5,602	3,357	2,153	5,175

Total non-performing loans	68,199	71,987	69,716	73,001	79,116
OREO	9,257	6,254	8,031	11,773	15,134

Total non-performing assets	$77,456	$78,241	$77,747	$84,774	$94,250

Troubled debt restructurings not included above	$12,070	$15,419	$16,702	$15,127	$16,070

Non-performing loans to total loans	1.30%	1.37%	1.35%	1.43%	1.61%
Non-performing assets to total loans and OREO	1.47%	1.49%	1.50%	1.66%	1.91%
Non-performing assets to total assets	0.89%	0.90%	0.90%	1.01%	1.11%

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more. We monitor and evaluate collateral values on non-performing loans quarterly. Appraisals are required on all non-performing loans every 18-24 months, or sooner as conditions necessitate. We update valuations on collateral underlying oil and gas credits based on recent market-based oil price forecasts. We also monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The collateral valuation is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Overall increases in specific valuation allowances will result in higher provisions for loan losses. Provisions for loan losses are also impacted by changes in the historical or general valuation elements of the allowance for loan losses.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated:

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2016	Percent of Total	December 31, 2015	Percent of Total
Real estate:
Commercial	$22,841	33.5%	$24,189	33.6%
Construction:		.
Land acquisition and development	7,154	10.6%	7,956	11.1%
Commercial	1,055	1.5%	955	1.3%
Residential	283	0.4%	293	0.4%
Total construction	8,492	12.5%	9,204	12.8%
Residential	4,851	7.1%	7,305	10.1%
Agricultural	5,604	8.2%	5,355	7.4%
Total real estate	41,788	61.3%	46,053	63.9%
Consumer	2,074	3.0%	1,918	2.7%
Commercial	22,811	33.4%	23,012	32.0%
Agricultural	1,214	1.8%	690	1.0%
Other	312	0.5%	314	0.4%
Total non-performing loans	$68,199	100.0%	$71,987	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $790 thousand and $832 thousand would have been accrued for the three months ended March 31, 2016 and 2015, respectively. Non-accrual loans, the largest component of non-performing assets, decreased $2 million, to $64 million as of March 31, 2016, from $66 million as of December 31, 2015, primarily due to the movement of lower quality loans out of the portfolio through foreclosure.

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

OREO increased $3 million, or 48.0%, to $9 million as of March 31, 2016, from $6 million as of December 31, 2015, primarily due to foreclosures on one residential real estate property and one land development property during first quarter 2016. As of March 31, 2016, the composition of OREO properties was 44% residential real estate, 31% land and land development, 21% commercial, 3% agricultural real estate and 1% commercial construction.

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

During fourth quarter 2015, we added a general economic qualitative loss factor to our allowance for loan loss calculation to estimate the potential impact of economic stresses in the energy sector on loans to borrowers in our Wyoming markets, which are heavily impacted by energy prices. As of March 31, 2016, our direct exposure to the energy sector was approximately $69 million in outstanding loans, including approximately $50 million related to drilling and extraction activity and approximately $19 million advanced to service companies. We also had commitments to lend an additional $27 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 11.7% as of March 31, 2016, compared to 7.8% as of December 31, 2015. The increase in reserves allocated to energy loans was primarily due to specific valuation allowances related to the loans of two energy borrowers and an increase in the general economic loss factor applied to loans in our Wyoming markets.

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of March 31, 2016, management determined that an allowance for loan losses related to acquired loans of $455 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31	December 31	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Balance at beginning of period	$76,817	$74,256	$76,552	$75,336	$74,200
Provision charged to operating expense	4,000	3,289	1,098	1,340	1,095
Charge offs:
Real estate
Commercial	694	50	120	47	109
Construction	625	305	2,028	—	30
Residential	601	91	71	510	45
Agricultural	2	614	—	53	2
Consumer	1,892	2,008	1,537	837	1,301
Commercial	488	432	791	61	374
Agricultural	—	221	—	—	—
Total charge-offs	4,302	3,721	4,547	1,508	1,861
Recoveries:
Real estate
Commercial	309	639	387	293	512
Construction	1,441	538	—	49	316
Residential	51	153	—	80	154
Agricultural	558	—	—	3	10
Consumer	775	736	653	520	640
Commercial	275	927	113	438	270
Agricultural	—	—	—	1	—
Total recoveries	3,409	2,993	1,153	1,384	1,902
Net charge-offs	893	728	3,394	124	(41)
Balance at end of period	$79,924	$76,817	$74,256	$76,552	$75,336

Period end loans	$5,244,458	$5,246,196	$5,244,458	$5,103,946	$4,927,306
Average loans	5,222,905	5,194,970	5,222,905	4,991,416	4,895,146
Net loans charged-off to average loans, annualized	0.07%	0.06%	0.26%	0.01%	—%
Allowance to period end loans	1.52%	1.46%	1.43%	1.50%	1.53%

Our allowance for loan losses as a percentage of period end loans increased to 1.52% as of March 31, 2016, as compared to 1.46% as of December 31, 2015.

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $87 million, or 4.2%, to $2,145 million, or 24.7% of total assets, as of March 31, 2016, from $2,058 million, or 23.6% of total assets, as of December 31, 2015. As of March 31, 2016, the estimated duration of our investment portfolio was 2.4 years, as compared to 2.8 years as of December 31, 2015.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2016, we had investment securities with fair values aggregating $89 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $1.2 million as of March 31, 2016 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2016 and 2015.

Cash and Cash Equivalents. Cash and cash equivalents decreased $124 million, or 16.0%, to $656 million as of March 31, 2016, from $780 million as of December 31, 2015. During the first three months of 2016, stock repurchases were funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2015 to March 31, 2016. Remaining decreases in cash and cash equivalents occurred in the normal course of business and are not reflective of changes in business plan or strategy.
Goodwill. Goodwill decreased $42 thousand to $204 million as of March 31, 2016, from $205 million as of December 31, 2015. During first quarter 2016, we finalized the fair valuation of deferred tax assets acquired in the Absarokee Bancorporation, Inc. acquisition resulting in a $42 thousand decrease in recorded goodwill.
Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $19 million, or less than 1.0%, to $7,107 million as of March 31, 2016, from $7,089 million as of December 31, 2015. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2016	Percent of Total	December 31, 2015	Percent of Total
Non-interest bearing demand	$1,860,472	26.2%	$1,823,716	25.5%
Interest bearing:
Demand	2,142,326	30.1	2,133,273	30.5
Savings	2,001,329	28.2	1,843,355	26.3
Time, $100 and over	478,527	6.7	520,125	7.4
Time, other (1)	624,809	8.8	718,095	10.2
Total interest bearing	5,246,991	73.8	5,214,848	74.5
Total deposits	$7,107,463	100.0%	$7,038,564	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $32 million as of March 31, 2016 and $38 million as of December 31, 2015.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $45 million, or 8.8%, to $466 million as of March 31, 2016, from $511 million as of December 31, 2015. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

Deferred Tax Liability. Our net deferred tax liability increased $2 million, or 22.7%, to $12 million as of March 31, 2016, from $10 million as of December 31, 2015, primarily due to increases in deferred tax liabilities related to unrealized gains on available-for sale investment securities.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $5 million, or 9.3%, to $48 million as of March 31, 2016, from $53 million as of December 31, 2015. This decrease is due to fluctuations in the timing and amounts of corporate income tax payments.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $9 million, or less than 1.0%, to $942 million as of March 31, 2016, from $950 million as of December 31, 2015. During the three months ended March 31, 2016, increases in stockholders' equity due to the retention of earnings, increases in unrealized holding gains, net of taxes, on available-for-sale investment securities and proceeds from the issuance of stock options were more than offset by the repurchase and retirement of Class A common shares. During first quarter 2016, we repurchased and retired 948,242 shares of our Class A common stock in open market transactions at an aggregate purchase price of $24.8 million. The repurchases were made pursuant to a stock purchase plan approved by our Board of Directors. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On April 18, 2016, we declared a quarterly dividend to common stockholders of $0.22 per share payable on May 13, 2016 to to shareholders of record as of May 2, 2016. This dividend equates to a 3.3% annual yield based on the $27.09 average closing price of the Company's common stock during first quarter 2016.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of March 31, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

As of March 31, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2016, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2016.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 2016	352,160	$25.91	352,160	647,840
February 2016	615,805	26.28	596,082	51,758
March 2016	—	—	—	51,758
Total	967,965	$26.15	948,242	51,758

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

10.3†*	First Interstate BancSystem, Inc. Deferred Compensation Plan restated effective January 1, 2016

10.4†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.5†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.6†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.7†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders, filed on April 2, 2015).

Exhibit Number	Description

10.8†
Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9†
Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Performance) for Certain Executive and Other Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive and Other Officers (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated September 23, 2015 (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 6, 2016	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	May 6, 2016	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer