Form 10-Q
period 2016-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2016-08-05
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

June 30, 2016 – Class A common stock	21,131,759
June 30, 2016 – Class B common stock	23,614,455

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$125,995	$132,595
Interest bearing deposits in banks	349,910	647,299
Federal funds sold	146	563
Total cash and cash equivalents	476,051	780,457
Investment securities:
Available-for-sale	1,505,581	1,456,840
Held-to-maturity (estimated fair values of $574,482 and $607,550 at June 30, 2016 and December 31, 2015, respectively)	556,247	600,665
Total investment securities	2,061,828	2,057,505
Loans held for investment	5,340,189	5,193,321
Mortgage loans held for sale	73,053	52,875
Total loans	5,413,242	5,246,196
Less allowance for loan losses	80,340	76,817
Net loans	5,332,902	5,169,379
Goodwill	204,481	204,523
Company-owned life insurance	189,524	187,253
Premises and equipment, net of accumulated depreciation	187,538	190,812
Accrued interest receivable	27,448	27,729
Mortgage servicing rights, net of accumulated amortization and impairment reserve	16,038	15,621
Core deposit intangibles, net of accumulated amortization	8,935	10,589
Other real estate owned (“OREO”)	7,908	6,254
Other assets	92,723	78,074
Total assets	$8,605,376	$8,728,196
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,783,609	$1,823,716
Interest bearing	5,197,839	5,265,221
Total deposits	6,981,448	7,088,937
Securities sold under repurchase agreements	466,399	510,635
Accounts payable and accrued expenses	59,664	53,042
Accrued interest payable	5,647	4,960
Deferred tax liability	16,673	9,765
Long-term debt	27,928	27,885
Other borrowed funds	15	2
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,640,251	7,777,703
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2016 or December 31, 2015	—	—
Common stock	290,366	311,720
Retained earnings	664,337	638,367
Accumulated other comprehensive income, net	10,422	406
Total stockholders’ equity	965,125	950,493
Total liabilities and stockholders’ equity	$8,605,376	$8,728,196
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$62,634	$60,402	$125,450	$119,773
Interest and dividends on investment securities:
Taxable	7,982	8,000	16,020	15,971
Exempt from federal taxes	858	1,040	1,737	2,099
Interest on deposits in banks	482	271	1,127	660
Interest on federal funds sold	3	5	5	7
Total interest income	71,959	69,718	144,339	138,510
Interest expense:
Interest on deposits	3,108	3,239	6,336	6,548
Interest on securities sold under repurchase agreements	92	53	182	107
Interest on long-term debt	451	538	900	1,052
Interest on subordinated debentures held by subsidiary trusts	675	600	1,338	1,190
Total interest expense	4,326	4,430	8,756	8,897
Net interest income	67,633	65,288	135,583	129,613
Provision for loan losses	2,550	1,340	6,550	2,435
Net interest income after provision for loan losses	65,083	63,948	129,033	127,178
Non-interest income:
Payment services revenues	8,648	8,437	16,639	15,809
Mortgage banking revenues	9,409	8,802	15,550	14,708
Wealth management revenues	5,166	4,897	9,741	9,834
Service charges on deposit accounts	4,626	4,053	9,089	7,997
Other service charges, commissions and fees	2,845	2,736	5,453	5,231
Investment securities gains, net	108	46	87	52
Other income	2,457	2,792	4,750	6,050
Non-recurring litigation recovery	3,750	—	3,750	—
Total non-interest income	37,009	31,763	65,059	59,681
Non-interest expense:
Salaries and wages	26,707	26,093	51,389	51,442
Employee benefits	8,066	8,063	17,675	15,979
Outsourced technology services	4,800	2,593	9,632	5,056
Occupancy, net	4,284	4,529	8,948	9,021
Furniture and equipment	2,460	3,703	4,716	7,496
OREO expense, net of income	140	(823)	101	(884)
Professional fees	1,136	1,514	2,444	2,815
FDIC insurance premiums	1,198	1,304	2,456	2,446
Mortgage servicing rights amortization	722	627	1,356	1,246
Mortgage servicing rights impairment recovery	(20)	(56)	(5)	(71)
Core deposit intangibles amortization	827	854	1,654	1,709
Other expenses	12,575	13,577	24,198	25,381
Acquisition expenses	—	(7)	—	63
Total non-interest expense	62,895	61,971	124,564	121,699
Income before income tax expense	39,197	33,740	69,528	65,160
Income tax expense	13,643	11,518	23,850	21,958
Net income	$25,554	$22,222	$45,678	$43,202

Basic earnings per common share	$0.58	$0.49	$1.03	$0.95
Diluted earnings per common share	$0.57	$0.49	$1.02	$0.94
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$25,554	$22,222	$45,678	$43,202
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	10,043	(9,196)	18,671	1,412
Reclassification adjustment for net gains included in income	(108)	(46)	(87)	(52)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	452	451	904	902
Unrealized loss on derivatives	(804)	—	(3,002)	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	13	13	28	28
Other comprehensive income (loss), before tax	9,596	(8,778)	16,514	2,290
Deferred tax benefit (expense) related to other comprehensive income	(3,775)	3,454	(6,498)	(901)
Other comprehensive income (loss), net of tax	5,821	(5,324)	10,016	1,389
Comprehensive income, net of tax	$31,375	$16,898	$55,694	$44,591
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	45,678	—	45,678
Other comprehensive income, net of tax expense	—	—	10,016	10,016
Common stock transactions:
995,600 common shares purchased and retired	(26,042)	—	—	(26,042)
16,085 common shares issued	—	—	—	—
189,624 non-vested common shares issued	—	—	—	—
21,397 non-vested common shares forfeited	—	—	—	—
186,430 stock options exercised, net of 57,153 shares tendered in payment of option price and income tax withholding amounts	1,684	—	—	1,684
Tax benefit of stock-based compensation	619	—	—	619
Stock-based compensation expense	2,385	—	—	2,385
Common cash dividend declared ($0.44 per share)	—	(19,708)	—	(19,708)
Balance at June 30, 2016	$290,366	$664,337	$10,422	$965,125

Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	43,202	—	43,202
Other comprehensive income, net of tax expense	—	—	1,389	1,389
Common stock transactions:
588,409 common shares purchased and retired	(15,264)	—	—	(15,264)
21,414 common shares issued	—	—	—	—
156,956 non-vested common shares issued	—	—	—	—
1,678 non-vested common shares forfeited	—	—	—	—
129,885 stock options exercised, net of 37,357 shares tendered in payment of option price and income tax withholding amounts	1,670	—	—	1,670
Tax benefit of stock-based compensation	804	—	—	804
Stock-based compensation expense	2,319	—	—	2,319
Common cash dividend declared ($0.40 per share)	—	(18,189)	—	(18,189)
Balance at June 30, 2015	$313,125	$612,875	$(1,145)	$924,855
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$45,678	$43,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,550	2,435
Net (gain) loss on disposal of premises and equipment	188	(856)
Depreciation and amortization	9,491	9,090
Net premium amortization on investment securities	6,347	7,021
Net gain on investment securities transactions	(87)	(52)
Realized and unrealized net gains on mortgage banking activities	(10,544)	(10,759)
Net gain on sale of OREO	(636)	(1,736)
Write-downs of OREO and other assets pending disposal	621	106
Mortgage servicing rights impairment recovery	(5)	(71)
Deferred income tax expense	321	9,108
Net increase in cash surrender value of company-owned life insurance	(2,271)	(1,304)
Stock-based compensation expense	2,385	2,319
Tax benefits from stock-based compensation expense	619	804
Excess tax benefits from stock-based compensation expense	(495)	(530)
Originations of mortgage loans held for sale	(468,560)	(561,779)
Proceeds from sales of mortgage loans held for sale	457,132	546,871
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	281	(1,945)
Increase in other assets	(14,551)	(1,034)
Increase (decrease) in accrued interest payable	687	(467)
Increase (decrease) in accounts payable and accrued expenses	3,701	(12,268)
Net cash provided by operating activities	36,852	28,155
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(9,883)	(27,640)
Available-for-sale	(459,569)	(223,483)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	53,977	55,654
Available-for-sale	424,458	337,538
Purchases of company-owned life insurance	—	(22,500)
Extensions of credit to customers, net of repayments	(159,410)	(190,392)
Recoveries of loans charged-off	4,717	3,285
Proceeds from sale of OREO	2,398	7,807
Proceeds from sale of loan production office	932	—
Capital expenditures, net of sales	(3,638)	514
Net cash used in investing activities	$(146,018)	$(59,217)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Net decrease in deposits	$(107,489)	$(201,811)
Net decrease in securities sold under repurchase agreements	(44,236)	(33,105)
Net increase (decrease) in other borrowed funds	13	(6)
Repayments of long-term debt	(32)	(30)
Advances on long-term debt	75	5,031
Proceeds from issuance of common stock	1,684	1,670
Excess tax benefits from stock-based compensation expense	495	530
Purchase and retirement of common stock	(26,042)	(15,264)
Dividends paid to common stockholders	(19,708)	(18,189)
Net cash used in financing activities	(195,240)	(261,174)
Net decrease in cash and cash equivalents	(304,406)	(292,236)
Cash and cash equivalents at beginning of period	780,457	798,670
Cash and cash equivalents at end of period	$476,051	$506,434

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$27,566	$18,450
Cash paid during the period for interest expense	8,069	9,364

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	26	10,619
Transfer of loans to other real estate owned	4,019	4,396
Capitalization of internally originated mortgage servicing rights	1,768	1,792
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2016 and December 31, 2015, the results of operations for each of the three and six month periods ended June 30, 2016 and 2015, and cash flows each of the six month periods ended June 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2015 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2016 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

(2)	Acquisitions

Flathead Bank. On April 6, 2016, the Company's bank subsidiary, First Interstate Bank, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead Bank"), a Montana-based bank wholly owned by Flathead Holding Company. With total assets of $231,574 as of December 31, 2015, Flathead Bank operates seven branches in western and northwestern Montana. Upon closing of the transaction, which is expected to occur during the third quarter of 2016, all Flathead Bank branches will become branches of First Interstate Bank. Pursuant to the Purchase Agreement, First Interstate Bank will pay cash consideration of approximately $34,237 for the stock, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction.

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

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,909	$44	$—	$3,953
Obligations of U.S. government agencies	450,544	2,882	(21)	453,405
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,022,462	22,252	(117)	1,044,597
Private mortgage-backed securities	136	1	(2)	135
Other investments	3,450	41	—	3,491
Total	$1,480,501	$25,220	$(140)	$1,505,581

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$164,334	$7,024	$(1)	$171,357
Corporate securities	51,262	580	—	51,842
Obligations of U.S. government agencies	19,737	483	—	20,220
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	320,620	15,925	(5,777)	330,768
Other investments	294	1	—	295
Total	$556,247	$24,013	$(5,778)	$574,482

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,912	$3	$(4)	$3,911
Obligations of U.S. government agencies	521,079	712	(1,610)	520,181
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	921,699	9,448	(2,101)	929,046
Private mortgage-backed securities	156	1	(1)	156
Other investments	3,550	5	(9)	3,546
Total	$1,450,396	$10,169	$(3,725)	$1,456,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$173,785	$5,103	$(227)	$178,661
Corporate securities	50,046	64	(220)	49,890
Obligations of U.S. government agencies	19,738	—	(102)	19,636
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	356,742	7,686	(5,420)	359,008
Other investments	354	1	—	355
Total	$600,665	$12,854	$(5,969)	$607,550

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains	$108	$46	$165	$52
Gross realized losses	—	—	(78)	—

On October 30, 2015, the Company transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $100,343 and $100,140, respectively, into the held-to-maturity category. Unrealized net losses of $203 included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4 years.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$—	$—	$10,477	$(21)	$10,477	$(21)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	11,097	(41)	18,609	(76)	29,706	(117)
Private mortgage-backed securities	—	—	54	(2)	54	(2)
Total	$11,097	$(41)	$29,140	$(99)	$40,237	$(140)

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$625	$—	$2,233	$(1)	$2,858	$(1)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	5,030	(2,631)	20,683	(3,146)	25,713	(5,777)
Total	$5,655	$(2,631)	$22,916	$(3,147)	$28,571	$(5,778)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$2,092	$(4)	$—	$—	$2,092	$(4)
Obligations of U.S. government agencies	209,631	(1,077)	54,619	(533)	264,250	(1,610)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	343,875	(1,577)	28,010	(524)	371,885	(2,101)
Private mortgage-backed securities	—	—	61	(1)	61	(1)
Other investments	1,225	(9)	—	—	1,225	(9)
Total	$556,823	$(2,667)	$82,690	$(1,058)	$639,513	$(3,725)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$10,182	$(39)	$9,476	$(188)	$19,658	$(227)
Obligations of U.S. government agencies	19,738	(102)	—	—	19,738	(102)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	67,295	(4,288)	69,539	(1,132)	136,834	(5,420)
Corporate securities	31,135	(220)	—	—	31,135	(220)
Total	$128,350	$(4,649)	$79,015	$(1,320)	$207,365	$(5,969)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 55 and 198 individual investment securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three or six months ended June 30, 2016 and 2015.

Maturities of investment securities at June 30, 2016 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2016	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$352,031	$358,337	$90,746	$94,029
After one year but within five years	1,049,286	1,066,900	311,641	319,471
After five years but within ten years	58,599	59,317	128,607	134,596
After ten years	20,585	21,027	25,253	26,386
Total	$1,480,501	$1,505,581	$556,247	$574,482

As of June 30, 2016, the Company had investment securities callable within one year with amortized costs and estimated fair values of $231,957 and $232,619, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of June 30, 2016, the Company had no callable structured notes.

(4)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2016	December 31, 2015
Real estate loans:
Commercial	$1,816,813	$1,793,258
Construction:
Land acquisition & development	218,650	224,066
Residential	113,944	111,763
Commercial	117,643	94,890
Total construction loans	450,237	430,719
Residential	1,030,593	1,032,851
Agricultural	166,872	156,234
Total real estate loans	3,464,515	3,413,062
Consumer:
Indirect consumer	687,768	622,529
Other consumer	153,185	153,717
Credit card	66,221	68,107
Total consumer loans	907,174	844,353
Commercial	824,962	792,416
Agricultural	139,892	142,151
Other, including overdrafts	3,646	1,339
Loans held for investment	5,340,189	5,193,321
Mortgage loans held for sale	73,053	52,875
Total loans	$5,413,242	$5,246,196

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2016	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$2,707	$336	$287	$3,330	$1,784,134	$29,349	$1,816,813
Construction:
Land acquisition & development	305	205	69	579	212,210	5,861	218,650
Residential	619	—	—	619	113,053	272	113,944
Commercial	—	—	—	—	115,975	1,668	117,643
Total construction loans	924	205	69	1,198	441,238	7,801	450,237
Residential	4,526	981	2,138	7,645	1,020,251	2,697	1,030,593
Agricultural	224	103	112	439	160,970	5,463	166,872
Total real estate loans	8,381	1,625	2,606	12,612	3,406,593	45,310	3,464,515
Consumer:
Indirect consumer	5,503	1,823	304	7,630	679,558	580	687,768
Other consumer	823	170	35	1,028	151,764	393	153,185
Credit card	488	340	509	1,337	64,884	—	66,221
Total consumer loans	6,814	2,333	848	9,995	896,206	973	907,174
Commercial	4,268	806	592	5,666	792,012	27,284	824,962
Agricultural	578	243	97	918	138,230	744	139,892
Other, including overdrafts	—	—	311	311	3,335	—	3,646
Loans held for investment	20,041	5,007	4,454	29,502	5,236,376	74,311	5,340,189
Mortgage loans originated for sale	—	—	—	—	73,053	—	73,053
Total loans	$20,041	$5,007	$4,454	$29,502	$5,309,429	$74,311	$5,413,242

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

Loans from business combinations included in the tables above include certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of June 30, 2016 and 2015:

As of June 30,	2016	2015

Outstanding balance	$31,979	$35,555

Carrying value
Loans on accrual status	20,140	22,293
Total carrying value	$20,140	$22,293

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Beginning balance	$6,678	$6,980	$6,713	$5,781
Accretion income	(615)	(807)	(1,229)	(1,355)
Reductions due to exit events	(158)	—	(305)	(396)
Reclassifications from nonaccretable differences	—	1,309	726	3,452
Ending balance	$5,905	$7,482	$5,905	$7,482

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $821 and $875 for the three months ended June 30, 2016 and 2015, respectively, and approximately $1,690 and $1,613 for the six months ended June 30, 2016 and 2015 respectively.

The Company considers impaired loans to include all originated and acquired loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of June 30, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57,833	$22,624	$22,740	$45,364	$6,273
Construction:
Land acquisition & development	13,358	5,267	1,692	6,959	898
Residential	981	272	—	272	—
Commercial	2,037	324	1,464	1,788	872
Total construction loans	16,376	5,863	3,156	9,019	1,770
Residential	5,399	2,835	1,131	3,966	134
Agricultural	6,441	5,662	193	5,855	7
Total real estate loans	86,049	36,984	27,220	64,204	8,184
Commercial	38,622	13,466	20,040	33,506	10,588
Agricultural	961	294	480	774	81
Total	$125,632	$50,744	$47,740	$98,484	$18,853

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,179	$27,882	$17,614	$45,496	$3,401
Construction:
Land acquisition & development	15,503	7,245	778	8,023	282
Residential	992	293	—	293	—
Commercial	1,264	340	739	1,079	739
Total construction loans	17,759	7,878	1,517	9,395	1,021
Residential	7,073	3,547	2,317	5,864	367
Agricultural	6,434	5,563	198	5,761	5
Total real estate loans	89,445	44,870	21,646	66,516	4,794
Commercial	29,593	10,744	13,727	24,471	6,487
Agricultural	1,349	622	356	978	294
Total	$120,387	$56,236	$35,729	$91,965	$11,575

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$34,576	$105	$39,513	$211
Construction:
Land acquisition & development	7,096	12	8,664	12
Residential	277	—	338	—
Commercial	1,421	2	3,492	—
Total construction loans	8,794	14	12,494	12
Residential	3,067	2	3,014	1
Agricultural	5,857	—	8,572	13
Total real estate loans	52,294	121	63,593	237
Commercial	28,074	41	21,841	112
Agricultural	753	—	1,004	8
Total	$81,121	$162	$86,438	$357

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$36,342	$141	$40,652	$361
Construction:
Land acquisition & development	7,277	19	8,720	22
Residential	282	—	302	—
Commercial	1,433	2	3,133	2
Total construction loans	8,992	21	12,155	24
Residential	4,138	3	2,719	2
Agricultural	5,671	1	8,666	35
Total real estate loans	55,143	166	64,192	422
Commercial	28,133	56	17,874	120
Agricultural	846	—	857	13
Total	$84,122	$222	$82,923	$555

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $964 and $1,045 for the three months ended June 30, 2016 and 2015, respectively, and approximately $2,020 and $2,011 for the six months ended June 30, 2016 and 2015, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $44,957 as of June 30, 2016, of which $28,549 were included in non-accrual loans and $16,408 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $40,330 as of December 31, 2015, of which $24,911 were included in non-accrual loans and $15,419 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three and six months ended June 30, 2016:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended June 30, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	4	$113	$121	$—	$250	$484
Commercial	10	4,240	947	46	2,805	8,038
Total loans restructured during period	14	$4,353	$1,068	$46	$3,055	$8,522

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	7	$689	$325	$—	$250	$1,264
Commercial	10	4,240	947	46	2,805	8,038
Total loans restructured during period	17	$4,929	$1,272	$46	$3,055	$9,302
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2016 or 2015.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2016. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Notes	Balance	Number of Notes	Balance
Commercial real estate	—	$—	1	$203
Total	—	$—	1	$203

At June 30, 2016, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$73,383	$87,756	$18,351	$179,490
Construction:
Land acquisition & development	12,843	9,462	1,709	24,014
Residential	1,835	754	—	2,589
Commercial	—	4,104	1,481	5,585
Total construction loans	14,678	14,320	3,190	32,188
Residential	6,885	9,862	517	17,264
Agricultural	6,459	21,756	—	28,215
Total real estate loans	101,405	133,694	22,058	257,157
Consumer:
Indirect consumer	760	1,159	130	2,049
Other consumer	1,006	776	192	1,974
Total consumer loans	1,766	1,935	322	4,023
Commercial	33,934	33,771	18,435	86,140
Agricultural	5,455	6,621	529	12,605
Total	$142,560	$176,021	$41,344	$359,925

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$61,787	$84,556	$10,609	$156,952
Construction:
Land acquisition & development	16,593	12,482	591	29,666
Residential	1,640	1,886	—	3,526
Commercial	166	323	756	1,245
Total construction loans	18,399	14,691	1,347	34,437
Residential	4,453	9,661	2,540	16,654
Agricultural	6,114	16,529	—	22,643
Total real estate loans	90,753	125,437	14,496	230,686
Consumer:
Indirect consumer	644	1,131	154	1,929
Other consumer	651	1,130	198	1,979
Total consumer loans	1,295	2,261	352	3,908
Commercial	32,975	27,982	15,085	76,042
Agricultural	2,247	7,105	417	9,769
Total	$127,270	$162,785	$30,350	$320,405

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended June 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$36,652	$5,256	$36,252	$1,764	$—	$79,924
Provision charged to operating expense	(4,059)	2,123	4,313	173	—	2,550
Less loans charged-off	(523)	(1,712)	(1,018)	(188)	—	(3,441)
Add back recoveries of loans previously charged-off	211	648	448	—	—	1,307
Ending balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340

Six Months Ended June 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(20,140)	3,352	22,003	1,335	—	6,550
Less loans charged-off	(2,445)	(3,604)	(1,506)	(188)	—	(7,743)
Add back recoveries of loans previously charged-off	2,570	1,423	723	—	—	4,716
Ending balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340

As of June 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$8,184	$—	$10,588	$81	$—	$18,853
Loans collectively evaluated for impairment	24,097	6,315	29,407	1,668	—	61,487
Allowance for loan losses	$32,281	$6,315	$39,995	$1,749	$—	$80,340

Total loans:
Individually evaluated for impairment	$64,204	$—	$33,506	$774	$—	$98,484
Collectively evaluated for impairment	3,400,311	907,174	791,456	139,118	3,646	5,241,705
Total loans	$3,464,515	$907,174	$824,962	$139,892	$3,646	$5,340,189

Three Months Ended June 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,659	$5,499	$15,196	$982	$—	$75,336
Provision charged to operating expense	461	646	224	9	—	1,340
Less loans charged-off	(610)	(837)	(61)	—	—	(1,508)
Add back recoveries of loans previously charged-off	425	520	438	1	—	1,384
Ending balance	$53,935	$5,828	$15,797	$992	$—	$76,552

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Six Months Ended June 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(570)	1,771	1,217	17	—	2,435
Less loans charged-off	(795)	(2,138)	(435)	—	—	(3,368)
Add back recoveries of loans previously charged-off	1,416	1,160	708	1	—	3,285
Ending balance	$53,935	$5,828	$15,797	$992	$—	$76,552

As of December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,794	$—	$6,487	$294	$—	$11,575
Loans collectively evaluated for impairment	47,502	5,144	12,288	308	—	65,242
Allowance for loan losses	$52,296	$5,144	$18,775	$602	$—	$76,817

Total loans:
Individually evaluated for impairment	$66,516	$—	$24,471	$978	$—	$91,965
Collectively evaluated for impairment	3,346,546	844,353	767,945	141,173	1,339	5,101,356
Total loans	$3,413,062	$844,353	$792,416	$142,151	$1,339	$5,193,321

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of June 30, 2016 and December 31, 2015, the Company's allowance for loan losses included $387 and $382, respectively, related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$9,257	$15,134	$6,254	$13,554
Additions	792	1,139	4,019	4,396
Valuation adjustments	(586)	—	(603)	(106)
Dispositions	(1,555)	(4,500)	(1,762)	(6,071)
Ending balance	$7,908	$11,773	$7,908	$11,773

Foreclosed residential real estate properties of $3,213 and $1,686 were included in other real estate owned as of June 30, 2016 and December 31, 2015, respectively. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2016 or December 31, 2015.

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

On September 22, 2015, the Company entered into an interest rate swap contract with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to Federal Home Loan Bank borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement for the three or six months ended June 30, 2016. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

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

Interest Rate Lock Commitments and Forward Loan Sales Contracts. In the normal course of business, the Company enters into interest rate lock commitments to finance residential mortgage loans that are not designated as accounting hedges. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. In addition to the effects of the change in market interest rate, the fair value measurement of the derivative also contemplates the expected cash flows to be received from the counterparty from the future sale of the loan.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. During the interest rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against the variability in cash to be received from the loan sale.

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

	June 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$165

Non-hedging interest rate derivatives:
Interest rate swap contracts	20,913	1,719	9,369	788
Interest rate lock commitments	98,401	2,801	—	—
Total derivative assets	$119,314	$4,520	$109,369	$953

Derivative Liabilities (included in accounts payable and accrued expenses on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$2,837	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	20,913	1,840	9,369	829
Forward loan sales contracts	166,834	1,583	—	—
Total derivative liabilities	$287,747	$6,260	$9,369	$829

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(804)	$—	$(3,002)	$—
Non-hedging interest rate derivatives:
Amount of loss recognized in other non-interest income	(50)	(10)	(79)	(17)
Amount of net fee income recognized in other non-interest income	245	—	245	—
Amount of gains recognized in mortgage banking revenues	523	—	1,218	—

(8)	Capital Stock

The Company had 21,131,759 shares of Class A common stock and 23,614,455 shares of Class B common stock outstanding as of June 30, 2016. The Company had 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock outstanding as of December 31, 2015.

During the six months ended June 30, 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in open market transactions at an aggregate purchase price of $25,525. During the six months ended June 30, 2015, the Company repurchased and retired 565,875 shares of its Class A common stock in a privately negotiated transaction at an aggregate purchase price of $14,674. All repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 24,123 shares of its Class A common stock. All other stock repurchases during the six months ended June 30, 2016 and 2015 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$25,554	$22,222	$45,678	$43,202
Weighted average common shares outstanding for basic earnings per share computation	44,268,985	45,143,122	44,494,102	45,260,104
Dilutive effects of stock-based compensation	376,190	463,564	385,513	582,935
Weighted average common shares outstanding for diluted earnings per common share computation	44,645,175	45,606,686	44,879,615	45,843,039

Basic earnings per common share	$0.58	$0.49	$1.03	$0.95
Diluted earnings per common share	$0.57	$0.49	$1.02	$0.94

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company had 221,322 and 166,362 shares of unvested restricted stock as of June 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. In addition, the Company had 96,726 shares of unvested time restricted stock outstanding as of June 30, 2016 that were not included in the computation of diluted earnings per common shares because their effect would be anti-dilutive. The Company had no anti-dilutive shares of unvested time restricted stock or stock options outstanding as of June 30, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of June 30, 2016 and December 31, 2015 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total risk-based capital:
Consolidated	$950,217	15.0%	$545,247	8.6%	$663,779	10.5%	$632,170	10.0%
FIB	877,466	13.9	543,128	8.6	661,199	10.5	629,713	10.0
Tier 1 risk-based capital:
Consolidated	867,179	13.7	418,813	6.6	537,345	8.5	505,736	8.0
FIB	798,732	12.7	417,185	6.6	535,256	8.5	503,770	8.0
Common equity tier 1 risk-based capital:
Consolidated	787,179	12.5	323,987	5.1	442,519	7.0	410,911	6.5
FIB	798,732	12.7	322,728	5.1	440,799	7.0	409,314	6.5
Leverage capital ratio:
Consolidated	867,179	10.4	335,116	4.0	335,116	4.0	418,895	5.0
FIB	798,732	9.6	333,819	4.0	333,819	4.0	417,274	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital:
Consolidated	$946,156	15.4%	$492,692	8.0%	$646,658	10.5%	$615,865	10.0%
FIB	882,504	14.4	490,866	8.0	644,262	10.5	613,582	10.0
Tier 1 risk-based capital:
Consolidated	861,339	14.0	369,519	6.0	523,485	8.5	$492,692	8.0
FIB	805,805	13.1	368,149	6.0	521,545	8.5	490,866	8.0
Common equity tier 1 risk-based capital:
Consolidated	781,339	12.7	277,139	4.5	431,105	7.0	$400,312	6.5
FIB	805,805	13.1	276,112	4.5	429,508	7.0	398,829	6.5
Leverage capital ratio:
Consolidated	861,339	10.1	340,480	4.0	340,480	4.0	$425,600	5.0
FIB	805,805	9.5	339,316	4.0	339,316	4.0	424,145	5.0
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

As of June 30, 2016, the Company had a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 7 — Derivatives and Hedging Activity.

As of June 30, 2016, the Company had commitments under construction contracts of $131.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $3,055 of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2016.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2016, commitments to extend credit to existing and new borrowers approximated $1,597,683, which included $569,171 on unused credit card lines and $404,152 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2016, the Company had outstanding standby letters of credit of $51,804. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Investment securities available-for sale:
Change in net unrealized gains during period	$10,043	$(9,196)	$3,947	$(3,618)	$6,096	$(5,578)
Reclassification adjustment for net gains included in net income	(108)	(46)	(42)	(18)	(66)	(28)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	452	451	170	177	282	274
Unrealized loss on derivatives	(804)	—	(305)	—	(499)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	13	13	5	5	8	8
Total other comprehensive income (loss)	$9,596	$(8,778)	$3,775	$(3,454)	$5,821	$(5,324)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
Investment securities available-for sale:
Change in net unrealized gains during period	$18,671	$1,412	$7,322	$555	$11,349	$857
Reclassification adjustment for net gains included in net income	(87)	(52)	(34)	(20)	(53)	(32)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	904	902	340	355	564	547
Unrealized loss on derivatives	(3,002)	—	(1,141)	—	(1,861)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	28	28	11	11	17	17
Total other comprehensive income	$16,514	$2,290	$6,498	$901	$10,016	$1,389

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	June 30, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$12,544	$684
Net unrealized gain (loss) on derivatives	(1,761)	100
Net actuarial loss on defined benefit post-retirement benefit plans	(361)	(378)
Net accumulated other comprehensive income	$10,422	$406

(14)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three or six months ended June 30, 2016 and 2015.

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment's terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities.

Loans Held for Sale. Fair value measurements for loans held for sale are obtained from an independent pricing service. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments.

Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the federal funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing and loan to value ratio, among other things. Observable data is then adjusted to reflect changes in interest rates, the Company's estimated pull-through rate and estimated direct costs necessary to complete the commitment into a closed loan net of origination and processing fees collected from the borrower.

Forward Loan Sales Contracts. The fair value measurements for forward loan sales contracts are obtained from an independent pricing service. The fair value measurements consider observable data that includes sales of similar loans.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,953	$—	$3,953	$—
Obligations of U.S. government agencies	453,405	—	453,405	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,044,597	—	1,044,597	—
Private mortgage-backed securities	135	—	135	—
Other investments	3,491	—	3,491	—
Loans held for sale	73,053	—	73,053	—
Derivative assets:
Interest rate swap contracts	1,719	—	1,719	—
Interest rate lock commitments	2,801	—	2,801	—
Derivative liabilities:
Interest rate swap contracts	4,676	—	4,676	—
Forward loan sale contracts	1,583	—	1,583	—
Deferred compensation plan assets	10,247	—	10,247	—
Deferred compensation plan liabilities	10,247	—	10,247	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$21,538	$—	$—	$21,538
Other real estate owned	1,369	—	—	1,369
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,875	$—	$—	$20,875
Other real estate owned	1,789	—	—	1,789
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2016, certain impaired loans with a carrying value of $50,858 were reduced by specific valuation allowance allocations of $18,854 and partial loan charge-offs of $10,466 resulting in a reported fair value of $21,538. As of December 31, 2015, certain impaired loans with a carrying value of $42,679 were reduced by specific valuation allowance allocations of $11,575 and partial loan charge-offs of $10,229 resulting in a reported fair value of $20,875.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $603 during the six months ended June 30, 2016 included $550 directly related to receipt of updated appraisals and $53 based on management estimates of the current fair value of properties. Write downs of $106 during the six months ended June 30, 2015 were based on management's estimate of the current fair value of the properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2016 and December 31, 2015, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $857 resulting in an aggregate fair value of $1,506.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$21,538	$20,875	Appraisal	Appraisal adjustment	0%	-	53%	(38%)
Other real estate owned	1,369	1,789	Appraisal	Appraisal adjustment	2%	-	96%	(19%)
Long-lived assets to be disposed of by sale	1,506	1,506	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$476,051	$476,051	$476,051	$—	$—
Investment securities available-for-sale	1,505,581	1,505,581	—	1,505,581	—
Investment securities held-to-maturity	566,247	574,482	—	574,482	—
Accrued interest receivable	27,448	27,448	—	27,448	—
Mortgage servicing rights, net	16,038	23,970	—	23,970	—
Loans held for sale	73,053	73,053	—	73,053	—
Net loans held for investment	5,259,849	5,123,545	—	5,102,007	21,538
Derivative assets	4,520	4,520	—	4,520	—
Deferred compensation plan assets	10,247	10,247	—	10,247	—
Total financial assets	$7,939,034	$7,818,897	$476,051	$7,321,308	$21,538

Financial liabilities:
Total deposits, excluding time deposits	$5,894,902	$5,894,902	$5,894,902	$—	$—
Time deposits	1,086,546	1,085,410	—	1,085,410	—
Securities sold under repurchase agreements	466,399	466,399	—	466,399	—
Other borrowed funds	15	15	—	15	—
Accrued interest payable	5,647	5,647	—	5,647	—
Long-term debt	27,928	27,535	—	27,535	—
Subordinated debentures held by subsidiary trusts	82,477	71,173	—	71,173	—
Derivative liabilities	6,260	6,260	—	6,260	—
Deferred compensation plan liabilities	10,247	10,247	—	10,247	—
Total financial liabilities	$7,580,421	$7,567,588	$5,894,902	$1,672,686	$—

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

ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods hat the investment had been held. The amendments in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 will be effective for the Company on January 1, 2017, and are not expected to have a significant impact on on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in ASU 2016-10 were issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is continuing to evaluate the new guidance to determine the impact it will have on its consolidated financial statements, results of operations and liquidity.

ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company's financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company's income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the sate of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations and liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(16)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On July 21, 2016, the Company declared a quarterly dividend to common shareholders of $0.22 per share, to be paid on August 12, 2016 to shareholders of record as of August 1, 2016.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of June 30, 2016, we had consolidated assets of $8,605 million, deposits of $6,981 million, loans of $5,413 million and total stockholders’ equity of $965 million. We currently operate 76 banking offices, including detached drive-up facilities, in 44 communities located in Montana, Wyoming and South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.

Recent Developments

On April 6, 2016, the Company's bank subsidiary, First Interstate Bank, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead Bank"), a Montana-based bank wholly owned by Flathead Holding Company. With total assets of $232 million as of December 31, 2015, Flathead Bank operates seven branches in western and northwestern Montana. Upon closing of the transaction, which is expected to occur during the third quarter of 2016, all Flathead Bank branches will become branches of First Interstate Bank. Pursuant to the Purchase Agreement, First Interstate Bank will pay cash consideration of approximately $34 million for the stock, subject to certain financial performance and other adjustments, the amount of which will be determined prior to the closing date of the transaction.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of June 30, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Effective January 1, 2016, we elected to account for our loans held for sale using the fair value option. Under the fair value option, unrealized gains and losses on loans held for sale are included in mortgage banking revenues in our consolidated statements of income. During the three and six months ended June 30, 2016 measurement of our loans held for sale at fair value resulted in mortgage banking income of $796 thousand and $1.7 million, respectively.

In prior periods, we recorded net gains or losses attributable to deferred compensation plan assets as other income, and the corresponding compensation expense or benefit related to these net gains or losses as employee benefits expense in our consolidated statements of income. However, because we pass all gains or losses on deferred compensation plan assets through to plan participants, these income and expense amounts offset and do not impact on our consolidated net income. To eliminate fluctuations in other income and employee benefits expense caused by changes in the market values of deferred compensation plan assets, during second quarter 2016 we began recording these gains or losses in other income net of the directly offsetting employee compensation expense or benefit. All prior periods presented in this report have been revised to reflect this change.

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

The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income on factors that include the yields on our loans and other earning assets, the costs of our deposits and other funding sources, and the levels of our net interest spread and net interest margin.

We seek to increase our non-interest income over time and we evaluate our non-interest income relative to the trends of the individual types of non-interest income taking into consideration seasonality and prevailing market conditions.

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

We seek to fund our assets primarily using core customer deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits (total deposits excluding time deposits above $100,000) to our total deposits and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.

Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, tangible common equity to tangible assets ratio and tier 1 common capital to total risk-weighted assets ratio.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Subjective measurements may be periodically re-evaluated and changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses."

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,324,812	$63,248	4.78%	$4,991,416	$60,911	4.89%
Investment securities (2)	2,095,347	9,335	1.79	2,319,636	9,642	1.67
Interest bearing deposits in banks	359,807	482	0.54	369,345	271	0.29
Federal funds sold	1,888	3	0.64	3,168	5	0.63
Total interest earnings assets	7,781,854	73,068	3.78	7,683,565	70,829	3.70
Non-earning assets	756,723			743,545
Total assets	$8,538,577			$8,427,110
Interest bearing liabilities:
Demand deposits	$2,133,509	$514	0.10%	$2,086,443	$524	0.10%
Savings deposits	1,983,262	652	0.13	1,874,508	624	0.13
Time deposits	1,097,448	1,942	0.71	1,175,753	2,091	0.71
Repurchase agreements	470,264	92	0.08	448,810	53	0.05
Other borrowed funds	12	—	—	7	—	—
Long-term debt	27,896	451	6.50	43,039	538	5.01
Subordinated debentures held by subsidiary trusts	82,477	675	3.29	82,477	600	2.92
Total interest bearing liabilities	5,794,868	4,326	0.30	5,711,037	4,430	0.31
Non-interest bearing deposits	1,738,008			1,739,329
Other non-interest bearing liabilities	56,864			55,515
Stockholders’ equity	948,837			921,229
Total liabilities and stockholders’ equity	$8,538,577			$8,427,110
Net FTE interest income		68,742			66,399
Less FTE adjustments (2)		(1,109)			(1,111)
Net interest income from consolidated statements of income		$67,633			$65,288
Interest rate spread			3.48%			3.39%
Net FTE interest margin (3)			3.55%			3.47%
Cost of funds, including non-interest bearing demand deposits (4)			0.23%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,273,859	$126,618	4.83%	$4,943,547	$120,727	4.92%
Investment securities (2)	2,101,662	18,760	1.80	2,307,104	19,283	1.69
Interest bearing deposits in banks	433,323	1,127	0.52	457,475	660	0.29
Federal funds sold	1,590	5	0.63	2,176	7	0.65
Total interest earnings assets	7,810,434	146,510	3.77	7,710,302	140,677	3.68
Non-earning assets	755,849			747,788
Total assets	$8,566,283			$8,458,090
Interest bearing liabilities:
Demand deposits	$2,140,520	$1,072	0.10%	$2,087,815	$1,030	0.10%
Savings deposits	1,984,247	1,302	0.13	1,878,640	1,252	0.13
Time deposits	1,107,748	3,962	0.72	1,198,048	4,266	0.72
Repurchase agreements	473,736	182	0.08	464,083	107	0.05
Other borrowed funds	10	—	—	5	—	—
Long-term debt	28,513	900	6.35	40,589	1,052	5.23
Subordinated debentures held by subsidiary trusts	82,477	1,338	3.26	82,477	1,190	2.91
Total interest bearing liabilities	5,817,251	8,756	0.30	5,751,657	8,897	0.31
Non-interest bearing deposits	1,746,762			1,731,210
Other non-interest bearing liabilities	57,004			60,924
Stockholders’ equity	945,266			914,299
Total liabilities and stockholders’ equity	$8,566,283			$8,458,090
Net FTE interest income		137,754			131,780
Less FTE adjustments (2)		(2,171)			(2,167)
Net interest income from consolidated statements of income		$135,583			$129,613
Interest rate spread			3.47%			3.37%
Net FTE interest margin (3)			3.55%			3.45%
Cost of funds, including non-interest bearing demand deposits (4)			0.23%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Our net interest income on a fully taxable equivalent, or FTE, basis increased $2.3 million, or 3.5%, to $68.7 million during the three months ended June 30, 2016, as compared to $66.4 million for the same period in 2015, and $6.0 million, or 4.5%, to $137.8 million during the six months ended June 30, 2016, as compared to $131.8 million for the same period in 2015. These increases were primarily attributable to loan growth combined with a shift in the mix of interest earning assets from lower yielding investment securities and interest bearing deposits in banks into higher yielding loans, which were partially offset by declining loan yields.

Also positively impacting our net interest income during the three and six months ended June 30, 2016, as compared to the same periods in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.7 million during the three months ended June 30, 2016, of which $779 thousand was the result of early loan payoffs, and $3.3 million during the six months ended June 30, 2016, of which $1.3 million was the result of early loan payoffs. This compares to $1.6 million during the three months ended June 30, 2015, of which $470 thousand was the result of early loan payoffs, and $2.7 million during the six months ended June 30, 2016, of which $821 thousand was the result of early loan payoffs. The impact of interest accretion related to the fair value of acquired loans was partially offset by reductions in recovered charged-off interest. Charged-off interest recoveries were $133 thousand and $397 thousand during the three and six months ended June 30, 2016, as compared to $735 thousand and $1.6 million during the same respective periods in 2015.

Our net interest margin ratio increased 8 basis points to 3.55% for the three months ended June 30, 2016, as compared to 3.47% for the same period in 2015, and 10 basis points to 3.55% for the six months ended June 30, 2016, as compared to 3.45% during the same period in 2015. Increases in net FTE interest margin ratio during the three and six months ended June 30, 2016, as compared to the same periods in 2015, were primarily due to increases in average outstanding loans, higher yields earned on interest-bearing deposits in bank and investment securities and a slight reduction in funding costs. Exclusive of the fair value accretion resulting from the early payoff of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.51% during the three months ended June 30, 2016, as compared to 3.40% for the same period in 2015, and 3.50% during the six months ended June 30, 2016, as compared to 3.39% during the same period in 2015.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 compared with Six Months Ended June 30, 2015
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$4,024	$(1,687)	$2,337	$1,253	$(1,376)	$(123)
Investment securities (1)	(922)	615	(307)	(57)	(32)	(89)
Interest bearing deposits in banks	(7)	218	211	(190)	27	(163)
Federal funds sold	(2)	—	(2)	1	—	1
Total change	3,093	(854)	2,239	1,007	(1,381)	(374)
Interest bearing liabilities:
Demand deposits	12	(22)	(10)	(4)	(40)	(44)
Savings deposits	36	(8)	28	(1)	3	2
Time deposits	(138)	(11)	(149)	(38)	(40)	(78)
Repurchase agreements	3	36	39	(1)	3	2
Other borrowed funds	—	—	—	—	—	—
Long-term debt	(187)	100	(87)	(19)	21	2
Subordinated debentures held by subsidiary trusts	—	75	75	—	12	12
Total change	(274)	170	(104)	(63)	(41)	(104)
Increase in FTE net interest income	$3,367	$(1,024)	$2,343	$1,070	$(1,340)	$(270)

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During the three months ended June 30, 2016, we recorded a provision for loan losses of $2.6 million, as compared to $1.3 million during the same period in 2015. The quarter-to-date increase in provisions for loan losses is reflective of loan growth, increases in specific reserves on commercial real estate loans primarily related to the hospitality sector and decreases in recoveries of previously charged-off loans. During second quarter 2016, as compared to the same period in 2015, increases in specific reserves on commercial real estate loans were partially offset by reductions in general reserves allocated to commercial real estate and construction loans resulting from the second quarter 2016 adjustment of certain qualitative factors used in determining the appropriate level of the allowance for loan losses utilizing post-crisis loss experience.

During the six months ended June 30, 2016, we recorded a provision for loan losses of $6.6 million, as compared to $2.4 million during the same period in 2015. The year-to-date increase in provision for loan loss is reflective of loan growth, increases in general and specific reserves related to energy sector loans, increases in specific reserves on commercial real estate loans primarily in the hospitality sector and decreases in recoveries of previously charged-off loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for losses and the second quarter 2016 adjustment of certain qualitative factors, see "Financial Condition - Allowance for Loan Losses" included herein.

Non-interest Income. Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Non-interest income increased $5.2 million, or 16.5%, to $37.0 million for the three months ended June 30, 2016, as compared to $31.8 million for the same period in 2015, and $5.4 million, or 9.0%, to $65.1 million for the six months ended June 30, 2016, as compared to $59.7 million during the same period in 2015. Quarter-to-date and year-to-date increases in non-interest income were largely the result of a $3.8 million non-recurring recovery related to settlement of prior year litigation recorded during second quarter 2016. Significant components of the remaining increases are discussed below.

Payment services revenues consist of interchange fees paid by merchants for processing electronic payment transactions and ATM service fees. Payment services revenues increased $211 thousand, or 2.5%, to $8.6 million during the three months ended June 30, 2016, as compared to $8.4 million for the same period in 2015, and $830 thousand, or 5.3%, to $16.6 million during the six months ended June 30, 2016, as compared to $15.8 million during the same period in 2015, primarily due to additional interchange income resulting from higher credit card transaction volumes.

Service charges on deposit accounts increased $573 thousand, or 14.1%, to $4.6 million during the three months ended June 30, 2016, as compared to $4.1 million during the same period in 2015, and $1.1 million, or 13.7%, to $9.1 million for the six months ended June 30, 2016, as compared to $8.0 million during the same period in 2015. The increases were primarily due to increases in overdraft charges on consumer accounts. Management attributes this increase to a focused effort on educating depositors on the benefits of overdraft protection for one-time debit and ATM card transactions. As of June 30, 2016, approximately 8% of our depositors have opted for overdraft protection.

Mortgage banking revenue increased $607 thousand, or 6.9%, to $9.4 million during the three months ended June 30, 2016, as compared to $8.8 million during the same period in 2015, and $842 thousand, or 5.7%, to $15.6 million during the six months ended June 30, 2016, as compared to $14.7 million during the same period in 2015. Effective January 1, 2016, we elected to carry our loans held for sale at fair value. This fair value election resulted in mortgage banking revenues of $795 thousand and $1.7 million during the three and six months ended June 30, 2016, respectively. In addition, despite general declines in mortgage rates, we increased our margin on loan sales by approximately 40 basis points during second quarter 2016, as compared to the same period in 2015. Increases in mortgage banking revenues during the three and six months ended June 30, 2016 were partially offset by lower mortgage loan production. During the first half of 2016, our mortgage loan production declined approximately 17%, as compared to the same period in 2015, with loans originated for home purchases accounting for approximately 64% of production, as compared to approximately 62% during the same period in 2015. Also offsetting increases in mortgage banking revenues was a $410 thousand gain on the sale of $10.6 million of seasoned portfolio loans that was recorded during second quarter 2015.

Other income includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $335 thousand, or 12.0%, to $2.5 million during the three months ended June 30, 2016, as compared to $2.8 million during the same period in 2015, and $1.3 million, or 21.5%, to $4.8 million for the six months ended June 30, 2016, as compared to $6.1 million during the same period in 2015. Second quarter 2015 other income included an $863 thousand gain on the sale of land and a $1.0 million expense reversal related to the settlement of claims assumed in a prior period acquisition.

Non-interest Expense. Non-interest expense increased $924 thousand, or 1.5%, to $62.9 million for the three months ended June 30, 2016, as compared to $62.0 million for the same period in 2015, and $2.9 million, or 2.4%, to $124.6 million during the six months ended June 30, 2016, as compared to $121.7 million in the same period in 2015. Significant components of these increases are discussed below.

Salaries and wages expense increased $614 thousand, or 2.4%, to $26.7 million during the three months ended June 30, 2016, as compared to $26.1 million during the same period in 2015, primarily due to one-time separation payments and increases in incentive compensation accruals reflective of the Company's performance against predetermined goals, exclusive of non-recurring items. Salaries and wages expense decreased $53 thousand, or less than 1.0%, to $51.4 million during the six months ended June 30, 2016, as compared to $51.4 million during the same period in 2015. During the six months ended June 30, 2016, one-time separation and special bonus expenses and inflationary increases in salary expense were more than offset by lower incentive compensation expense.

Employee benefits expense remained stable at $8.1 million during the three months ended June 30, 2016 and 2015, and increased $1.7 million, or 10.6%, to $17.7 million during the six months ended June 30, 2016, as compared to $16.0 million during the same period in 2015. Year-to-date increases were primarily due to increases in payroll taxes, group health insurance and profit sharing expenses.

Furniture and equipment expense decreased $1.2 million or 33.6%, to $2.5 million for the three months ended June 30, 2016, as compared to $3.7 million during the same period in 2015, and $2.8 million, or 37.1%, to $4.7 million during the six months ended June 30, 2016, as compared to $7.5 million during the same period in 2015. Effective January 1, 2016, we began capturing certain software costs separately from equipment costs, resulting in decreases in furniture and equipment expense and corresponding increases in outsourced technology expenses of approximately $1.4 million and $2.4 million during the three and six months ended June 30, 2016, respectively, as compared to the same respective periods in 2015.

Outsourced technology services expense increased $2.2 million or 85.1%, to $4.8 million for the three months ended June 30, 2016, as compared to $2.6 million during the same period in 2015, and $4.6 million, or 90.5%, to $9.6 million during the six months ended June 30, 2016, as compared to $5.1 million during the same period in 2015. Approximately $1.4 million of the second quarter 2016 increase and $2.4 million of the year-to-date increase was the result of the classification of certain software costs as outsourced technology services expenses in the current year versus classification as furniture and equipment expense in the prior year. The remaining increase in outsourced technology services during the three and six months ended June 30, 2016, as compared to the same periods in the prior year, were primarily the result of enhancements in technology systems and processes to improve scalability and support our future growth.

Net OREO expense increased $963 thousand, or 117.0%, to $140 thousand during the three months ended June 30, 2016, as compared to net OREO income of $823 thousand during the same period in 2015, and $985 thousand, or 111.4%, to $101 thousand during the six months ended June 30, 2016, as compared to net OREO income of $884 thousand in the same period in 2015. Increases in OREO expense were primarily due lower net gains recognized on the sale of OREO properties. During the three and six months ended June 30, 2016, we recorded net gains on the sale of OREO properties of $534 thousand and $636 thousand, respectively, as compared to net gains on the sale of OREO properties of $986 thousand and $1.7 million recorded during the same respective periods in 2015. Also contributing to quarter-to-date and year-to-date increases in net OREO expense were increases in write-downs of OREO properties.

Other expense decreased $1.0 million, or 7.4%, to $12.6 million during the three months ended June 30, 2016, as compared to $13.6 million during the same period in 2015, and $1.2 million, or 4.7%, to $24.2 million during the six months ended June 30, 2016, as compared to $25.4 million for the same period in 2015. Quarter-to-date and year-to-date decreases in other expenses were partially the result of lower customer fraud losses. During the three and six months ended June 30, 2016, we recorded customer fraud losses of $271 thousand and $515 thousand, respectively, as compared to $719 thousand and $918 thousand during the respective periods in 2015. In addition, during second quarter 2015, we recorded a one-time contract termination fee of $876 thousand related to a change in payment service provider.

Income Tax Expense. Our effective federal income tax rate was 30.4% for the six months ended June 30, 2016 and 29.5% for the six months ended June 30, 2015. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 3.9% for the six months ended June 30, 2016 and 4.2% for the six months ended June 30, 2015. Fluctuations in our effective income tax rates were primarily due to the timing of tax credits.

Financial Condition

Total assets decreased $123 million, or 1.4%, to $8,605 million as of June 30, 2016, from $8,728 million as of December  31, 2015. Due to seasonal declines in deposits during the first six months of 2016, loan growth was funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2015 to June 30, 2016. Significant fluctuations in balance sheet accounts are discussed below.

Loans. Total loans increased $167 million, or 3.2%, to $5,413 million as of June 30, 2016, as compared to $5,246 million December 31, 2015, with the most notable growth occurring in commercial, commercial real estate, commercial construction and indirect consumer loans.

Commercial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Commercial loans increased $33 million, or 4.1%, to $825 million as of June 30, 2016, from $792 million as of December 31, 2015. Management attributes organic growth in commercial loans to continuing business expansion in certain of our market areas during 2016.

Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Over 50% of our commercial real estate loans were owner occupied as of June 30, 2016 and December 31, 2015. Commercial real estate loans increased $24 million, or 1.3%, to $1,817 million as of June 30, 2016, from $1,793 million as of December 31, 2015. Management attributes this growth to continued business expansion in within our market areas, particularly in the Billings, Rapid City, Gallatin Valley and Sheridan markets.

Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. Construction loans increased $20 million, or 4.5%, to $450 million as of June 30, 2016, from $431 million as of December 31, 2015, due to organic growth in commercial construction loans. Commercial construction loans increased $23 million, or 24.0%, to $118 million as of June 30, 2016, from $95 million as of December 31, 2015. Management attributes this growth to continuing increased housing demand and business expansion in the Company's market areas.

Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Consumer loans increased $63 million, or 7.4%, to $907 million as of June 30, 2016, from $844 million as of December 31, 2015, due to organic growth in indirect consumer loans. Indirect consumer loans increased $65 million, or 10.5%, to $688 million as of June 30, 2016, from $623 million as of December 31, 2015, due to the continued expansion of our indirect lending program within our existing market areas and increases in the average loan amounts advanced.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Non-performing loans:
Non-accrual loans	$74,311	$63,837	$66,385	$66,359	$70,848
Accruing loans past due 90 days or more	4,454	4,362	5,602	3,357	2,153

Total non-performing loans	78,765	68,199	71,987	69,716	73,001
OREO	7,908	9,257	6,254	8,031	11,773

Total non-performing assets	$86,673	$77,456	$78,241	$77,747	$84,774

Troubled debt restructurings not included above	$16,408	$12,070	$15,419	$16,702	$15,127

Non-performing loans to total loans	1.46%	1.30%	1.37%	1.35%	1.43%
Non-performing assets to total loans and OREO	1.60%	1.47%	1.49%	1.50%	1.66%
Non-performing assets to total assets	1.01%	0.89%	0.90%	0.90%	1.01%

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more. We monitor and evaluate collateral values on non-performing loans quarterly. Appraisals are required on all non-performing loans every 18-24 months, or sooner as conditions necessitate. We update valuations on collateral underlying oil and gas credits based on recent market-based oil price forecasts provided by an independent third party. We also monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The collateral valuation is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Provisions for loan losses are impacted by changes in the specific valuation allowances and historical or general valuation elements of the allowance for loan losses.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Real estate:
Commercial	$29,636	37.6%	$24,189	33.6%
Construction:		.
Land acquisition and development	5,930	7.6%	7,956	11.1%
Commercial	272	0.3%	955	1.3%
Residential	1,668	2.1%	293	0.4%
Total construction	7,870	10.0%	9,204	12.8%
Residential	4,835	6.1%	7,305	10.1%
Agricultural	5,575	7.1%	5,355	7.4%
Total real estate	47,916	60.8%	46,053	63.9%
Consumer	1,821	2.3%	1,918	2.7%
Commercial	27,876	35.4%	23,012	32.0%
Agricultural	841	1.1%	690	1.0%
Other	311	0.4%	314	0.4%
Total non-performing loans	$78,765	100.0%	$71,987	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $1.7 million and $1.6 million would have been accrued for the six months ended June 30, 2016 and 2015, respectively. Non-accrual loans, the largest component of non-performing assets, increased $8 million, to $74 million as of June 30, 2016, from $66 million as of December 31, 2015, primarily due to the loans of four commercial real estate borrowers in the hospitality sector that were placed on non-accrual status during second quarter 2016.

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

OREO increased $2 million, or 26.4%, to $8 million as of June 30, 2016, from $6 million as of December 31, 2015, primarily due to foreclosure on one residential real estate property and one land development property during first quarter 2016. As of June 30, 2016, the composition of OREO properties was 41% residential real estate, 32% land and land development and 27% commercial.

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

The Company's allowance for loan losses increased to $80 million, or 1.48% of period end loans, as of June 30, 2016, as compared to $77 million, or 1.46% of period end loans, as of December 31, 2015. During second quarter 2016, management performed an in-depth review of the qualitative factors used in determining the appropriate level of the allowance for loan losses utilizing post-crisis loss experience. This review resulted in the adjustment of certain qualitative factors. The adjustment of qualitative factors combined with the management's assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses.

During third quarter 2015, we added a general economic qualitative loss factor to our allowance for loan loss calculation to estimate the potential impact of economic stresses on loans in our markets which are heavily impacted by energy prices. As of June 30, 2016, our direct exposure to the energy sector was approximately $66 million in outstanding loans, including approximately $48 million related to drilling and extraction activity and approximately $18 million advanced to service companies. We also had commitments to lend an additional $26 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 11.3% as of June 30, 2016, compared to 7.8% as of December 31, 2015. The increase in reserves allocated to energy loans was primarily due to specific valuation allowances related to the loans of two energy borrowers and an increase in the general economic loss factor applied to all loans in markets heavily impacted by energy prices.

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of June 30, 2016, management determined that an allowance for loan losses related to acquired loans of $387 thousand was required under generally accepted accounting principles.

Loans, or portions thereof, are charged-off against the allowance for loan losses when management believes that the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic, will result in an excessive amortization or are not consistent with the collateral held or (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30	March 31	December 31	September 30,	June 30,
	2016	2016	2015	2015	2015
Balance at beginning of period	$79,924	$76,817	$74,256	$76,552	$75,336
Provision charged to operating expense	2,550	4,000	3,289	1,098	1,340
Charge offs:
Real estate
Commercial	257	694	50	120	47
Construction	26	625	305	2,028	—
Residential	240	601	91	71	510
Agricultural	—	2	614	—	53
Consumer	1,712	1,892	2,008	1,537	837
Commercial	1,018	488	432	791	61
Agricultural	188	—	221	—	—
Total charge-offs	3,441	4,302	3,721	4,547	1,508
Recoveries:
Real estate
Commercial	45	309	639	387	293
Construction	51	1,441	538	—	49
Residential	93	51	153	—	80
Agricultural	21	558	—	—	3
Consumer	649	775	736	653	520
Commercial	448	275	927	113	438
Agricultural	—	—	—	—	1
Total recoveries	1,307	3,409	2,993	1,153	1,384
Net charge-offs	2,134	893	728	3,394	124
Balance at end of period	$80,340	$79,924	$76,817	$74,256	$76,552

Period end loans	$5,413,242	$5,244,458	$5,246,196	$5,244,458	$5,103,946
Average loans	5,324,812	5,222,905	5,194,970	5,222,905	4,991,416
Net loans charged-off to average loans, annualized	0.16%	0.07%	0.06%	0.26%	0.01%
Allowance to period end loans	1.48%	1.52%	1.46%	1.43%	1.50%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $4 million, or less than 1.0%, to $2,062 million, or 24.0% of total assets, as of June 30, 2016, from $2,058 million, or 23.6% of total assets, as of December 31, 2015. As of June 30, 2016, the estimated duration of our investment portfolio was 2.3 years, as compared to 2.8 years as of December 31, 2015.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2016, we had investment securities with fair values aggregating $52 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $3.2 million as of June 30, 2016 were attributable to changes in interest rates. No impairment losses were recorded during the three or six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents. Cash and cash equivalents decreased $304 million, or 39.0%, to $476 million as of June 30, 2016, from $780 million as of December 31, 2015. During the first six months of 2016, loan growth and stock repurchases were funded through available funds resulting in decreases in cash and cash equivalents from December 31, 2015 to June 30, 2016. Remaining decreases in cash and cash equivalents are reflective of seasonal declines in deposits, which occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Goodwill. Goodwill decreased $42 thousand to $204 million as of June 30, 2016, from $205 million as of December 31, 2015. During first quarter 2016, we finalized the fair valuation of deferred tax assets acquired in the Absarokee Bancorporation, Inc. acquisition resulting in a $42 thousand decrease in recorded goodwill.
Other Assets. Other assets increased $15 million, or 18.8%, to $93 million as of June 30, 2016, from $78 million as of December 31, 2015, primarily due to increases in derivative assets associated with interest rate swaps and interest rate lock commitments to mortgage borrowers and the accrual of a litigation recovery.
Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $107 million, or 1.5%, to $6,981 million as of June 30, 2016, from $7,089 million as of December 31, 2015. Historically, we have experienced a decrease in total deposits during the first six months of each year.

The following table summarizes our deposits as of the dates indicated.

Deposits
(Dollars in thousands)	June 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Non-interest bearing demand	$1,783,609	25.5%	$1,823,716	25.7%
Interest bearing:
Demand	2,107,950	30.2	2,178,373	30.7
Savings	2,003,343	28.7	1,955,256	27.6
Time, $100 and over	479,077	6.9	487,372	6.9
Time, other (1)	607,469	8.7	644,220	9.1
Total interest bearing	5,197,839	74.5	5,265,221	74.3
Total deposits	$6,981,448	100.0%	$7,088,937	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $30 million as of June 30, 2016 and $38 million as of December 31, 2015.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances decreased $44 million, or 8.7%, to $466 million as of June 30, 2016, from $511 million as of December 31, 2015. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

Deferred Tax Liability. Our net deferred tax liability increased $7 million, or 70.7%, to $17 million as of June 30, 2016, from $10 million as of December 31, 2015, primarily due to increases in deferred tax liabilities related to unrealized gains on available-for sale investment securities.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $7 million, or 12.5%, to $60 million as of June 30, 2016, from $53 million as of December 31, 2015. Increases in derivative liabilities associated with interest rate swaps and mortgage banking forward loan sale commitments were partially offset by decreases resulting from fluctuations in the timing and amounts of corporate income tax payments.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $15 million, or 1.5%, to $965 million as of June 30, 2016, from $950 million as of December 31, 2015, primarily due to the retention of earnings and increases in unrealized holding gains, net of taxes, on available-for-sale investment securities, which were partially offset by the redemption and retirement of Class A common shares. During the six months ended June 30, 2016, we repurchased and retired 975,877 shares of our Class A common stock in open market transactions at an aggregate purchase price of $26 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 21, 2016, we declared a quarterly dividend to common stockholders of $0.22 per share payable on August 12, 2016 to to shareholders of record as of August 1, 2016. This dividend equates to a 3.2% annual yield based on the $27.97 average closing price of the Company's common stock during second quarter 2016.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of June 30, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2016, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2016.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
April 2016	—	$—	—	51,758
May 2016	5,680	26.52	5,680	46,078
June 2016	21,955	26.52	21,955	24,123
Total	27,635	$26.15	27,635	24,123

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

Exhibit Number	Description

10.3†
First Interstate BancSystem, Inc. Deferred Compensation Plan restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

10.4†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.5†	Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.6†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, No. 333-193543, filed January 24, 2014 )

10.7†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders, filed on April 2, 2015)

10.8†
Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Time) for Certain Executive Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9†
Form of First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Restricted Stock Agreement (Performance) for Certain Executive and Other Officers (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.10†
Form of First Interstate BancSystem, Inc. 2006 Equity Compensation Plan Restricted Stock Agreement (Performance) for Certain Executive and Other Officers (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 13, 2013)

10.11†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated September 23, 2015 (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.12
Trademark License Agreements between Wells Fargo & Company and First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed on April 22, 1997)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 5, 2016	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	August 5, 2016	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer