Form 10-Q
period 2016-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2016-11-08
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

September 30, 2016 – Class A common stock	21,459,481
September 30, 2016 – Class B common stock	23,420,517

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$148,690	$132,595
Interest bearing deposits in banks	550,531	647,299
Federal funds sold	2,146	563
Total cash and cash equivalents	701,367	780,457
Investment securities:
Available-for-sale	1,533,221	1,456,840
Held-to-maturity (estimated fair values of $554,048 and $607,550 at September 30, 2016 and December 31, 2015, respectively)	539,052	600,665
Total investment securities	2,072,273	2,057,505
Loans held for investment	5,462,936	5,193,321
Mortgage loans held for sale	67,979	52,875
Total loans	5,530,915	5,246,196
Less allowance for loan losses	81,235	76,817
Net loans	5,449,680	5,169,379
Goodwill	212,820	204,523
Company-owned life insurance	197,070	187,253
Premises and equipment, net of accumulated depreciation	191,064	190,812
Accrued interest receivable	31,002	27,729
Mortgage servicing rights, net of accumulated amortization and impairment reserve	17,322	15,621
Core deposit intangibles, net of accumulated amortization	10,546	10,589
Other real estate owned (“OREO”)	9,447	6,254
Other assets	81,256	78,074
Total assets	$8,973,847	$8,728,196
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,965,872	$1,823,716
Interest bearing	5,362,709	5,265,221
Total deposits	7,328,581	7,088,937
Securities sold under repurchase agreements	476,768	510,635
Accounts payable and accrued expenses	55,050	53,042
Accrued interest payable	5,622	4,960
Deferred tax liability	14,888	9,765
Long-term debt	27,949	27,885
Other borrowed funds	8	2
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	7,991,343	7,777,703
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2016 or December 31, 2015	—	—
Common stock	293,960	311,720
Retained earnings	679,722	638,367
Accumulated other comprehensive income, net	8,822	406
Total stockholders’ equity	982,504	950,493
Total liabilities and stockholders’ equity	$8,973,847	$8,728,196
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$65,626	$62,062	$191,076	$181,835
Interest and dividends on investment securities:
Taxable	7,878	7,410	23,898	23,381
Exempt from federal taxes	820	962	2,557	3,061
Interest on deposits in banks	607	342	1,734	1,002
Interest on federal funds sold	4	4	9	11
Total interest income	74,935	70,780	219,274	209,290
Interest expense:
Interest on deposits	3,099	3,241	9,435	9,789
Interest on securities sold under repurchase agreements	100	55	282	162
Interest on long-term debt	457	544	1,357	1,596
Interest on subordinated debentures held by subsidiary trusts	698	610	2,036	1,800
Total interest expense	4,354	4,450	13,110	13,347
Net interest income	70,581	66,330	206,164	195,943
Provision for loan losses	2,363	1,098	8,913	3,533
Net interest income after provision for loan losses	68,218	65,232	197,251	192,410
Non-interest income:
Payment services revenues	9,019	8,574	25,658	24,383
Mortgage banking revenues	8,013	7,983	20,347	22,691
Wealth management revenues	4,995	5,233	14,736	15,067
Service charges on deposit accounts	4,692	4,379	13,781	12,376
Other service charges, commissions and fees	2,628	2,521	8,081	7,752
Investment securities gains, net	225	23	312	75
Other income	2,299	2,465	7,049	8,515
Non-recurring litigation recovery	—	—	3,750	—
Total non-interest income	31,871	31,178	93,714	90,859
Non-interest expense:
Salaries and wages	23,618	25,460	71,791	76,902
Employee benefits	8,610	8,008	26,285	23,987
Outsourced technology services	5,211	2,520	14,843	7,576
Occupancy, net	4,413	4,413	13,361	13,434
Furniture and equipment	2,398	3,849	7,114	11,345
OREO expense, net of income	8	(720)	109	(1,604)
Professional fees	1,191	1,916	3,635	4,731
FDIC insurance premiums	1,212	1,190	3,668	3,636
Mortgage servicing rights amortization	854	617	2,210	1,863
Mortgage servicing rights impairment recovery	(16)	(76)	(21)	(147)
Core deposit intangibles amortization	875	842	2,529	2,551
Other expenses	12,542	12,613	36,740	37,994
Loss contingency expenses	—	5,000	—	5,000
Acquisition expenses	1,197	566	1,197	629
Total non-interest expense	62,113	66,198	183,461	187,897
Income before income tax expense	37,976	30,212	107,504	95,372
Income tax expense	12,783	10,050	36,633	32,008
Net income	$25,193	$20,162	$70,871	$63,364

Basic earnings per common share	$0.57	$0.45	$1.59	$1.40
Diluted earnings per common share	$0.56	$0.44	$1.58	$1.39
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,193	$20,162	$70,871	$63,364
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	(3,430)	10,855	15,241	12,264
Reclassification adjustment for net gains included in income	(225)	(23)	(312)	(75)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	490	448	1,394	1,353
Unrealized loss on derivatives	512	(436)	(2,490)	(436)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	15	15	43	43
Other comprehensive income (loss), before tax	(2,638)	10,859	13,876	13,149
Deferred tax benefit (expense) related to other comprehensive income	1,038	(4,273)	(5,460)	(5,174)
Other comprehensive income (loss), net of tax	(1,600)	6,586	8,416	7,975
Comprehensive income, net of tax	$23,593	$26,748	$79,287	$71,339
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	70,871	—	70,871
Other comprehensive income, net of tax expense	—	—	8,416	8,416
Common stock transactions:
998,135 common shares purchased and retired	(26,119)	—	—	(26,119)
16,085 common shares issued	—	—	—	—
189,624 non-vested common shares issued	—	—	—	—
25,984 non-vested common shares forfeited	—	—	—	—
270,183 stock options exercised, net of 94,902 shares tendered in payment of option price and income tax withholding amounts	3,657	—	—	3,657
Tax benefit of stock-based compensation	1,352	—	—	1,352
Stock-based compensation expense	3,350	—	—	3,350
Common cash dividend declared ($0.66 per share)	—	(29,516)	—	(29,516)
Balance at September 30, 2016	$293,960	$679,722	$8,822	$982,504

Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	63,364	—	63,364
Other comprehensive income, net of tax expense	—	—	7,975	7,975
Common stock transactions:
789,743 common shares purchased and retired	(20,548)	—	—	(20,548)
21,414 common shares issued	—	—	—	—
169,577 non-vested common shares issued	—	—	—	—
3,484 non-vested common shares forfeited	—	—	—	—
158,828 stock options exercised, net of 58,996 shares tendered in payment of option price and income tax withholding amounts	1,909	—	—	1,909
Tax benefit of stock-based compensation	979	—	—	979
Stock-based compensation expense	3,231	—	—	3,231
Common cash dividend declared ($0.60 per share)	—	(27,259)	—	(27,259)
Balance at September 30, 2015	$309,167	$623,967	$5,441	$938,575
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$70,871	$63,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,913	3,533
Net (gain) loss on disposal of premises and equipment	492	(822)
Depreciation and amortization	14,482	13,702
Net premium amortization on investment securities	9,423	11,527
Net gain on investment securities transactions	(312)	(75)
Realized and unrealized net gains on mortgage banking activities	(15,126)	(16,397)
Net gain on sale of OREO	(693)	(2,862)
Write-downs of OREO and other assets pending disposal	621	985
Mortgage servicing rights impairment recovery	(21)	(147)
Deferred income tax benefit (expense)	(344)	12,975
Net increase in cash surrender value of company-owned life insurance	(3,431)	(2,169)
Stock-based compensation expense	3,350	3,231
Tax benefits from stock-based compensation expense	1,352	979
Excess tax benefits from stock-based compensation expense	(1,126)	(884)
Originations of mortgage loans held for sale	(799,445)	(856,384)
Proceeds from sales of mortgage loans held for sale	795,527	865,833
Changes in operating assets and liabilities:
Increase in interest receivable	(2,203)	(3,962)
Increase in other assets	(2,644)	(4,766)
Increase (decrease) in accrued interest payable	646	(639)
Decrease in accounts payable and accrued expenses	(1,278)	(17,583)
Net cash provided by operating activities	79,054	69,439
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(18,170)	(28,745)
Available-for-sale	(626,574)	(253,049)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	86,306	80,759
Available-for-sale	652,064	450,462
Purchases of company-owned life insurance	—	(30,000)
Extensions of credit to customers, net of repayments	(203,216)	(251,450)
Recoveries of loans charged-off	6,363	4,439
Proceeds from sale of OREO	3,352	13,586
Acquisition of banks and bank holding companies, net of cash and cash equivalents received	18,554	(1,636)
Proceeds from sale of loan production office	932	—
Capital expenditures, net of sales	(5,113)	(2,236)
Net cash used in investing activities	$(85,502)	$(17,870)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase (decrease) in deposits	$30,057	$(33,983)
Net decrease in securities sold under repurchase agreements	(51,917)	(66,717)
Net increase in other borrowed funds	6	1
Repayments of long-term debt	(49)	(1,297)
Advances on long-term debt	113	5,066
Proceeds from issuance of common stock	3,657	1,909
Excess tax benefits from stock-based compensation expense	1,126	884
Purchase and retirement of common stock	(26,119)	(20,548)
Dividends paid to common stockholders	(29,516)	(27,259)
Net cash used in financing activities	(72,642)	(141,944)
Net decrease in cash and cash equivalents	(79,090)	(90,375)
Cash and cash equivalents at beginning of period	780,457	798,670
Cash and cash equivalents at end of period	$701,367	$708,295

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$40,416	$27,335
Cash paid during the period for interest expense	12,448	13,853

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	50	10,619
Transfer of loans to other real estate owned	5,335	5,380
Capitalization of internally originated mortgage servicing rights	3,890	2,709
Transfer of bank buildings and land pending disposal to other assets	—	1,805
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2016 and December 31, 2015, the results of operations for each of the three and nine month periods ended September 30, 2016 and 2015, and cash flows and changes in stockholders' equity for each of the nine month periods ended September 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2015 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2016 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

(2)	Acquisitions

Flathead Bank. On April 6, 2016, the Company's bank subsidiary, First Interstate Bank ("FIB"), entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead"), a Montana-based bank wholly owned by Flathead Holding Company. The acquisition was completed as of August 12, 2016 for cash consideration of $34,100. The acquisition allowed the Company to gain market share in several of its current market areas and expand its market presence in Montana. The Company also benefited from cost savings related to the merger of Flathead with FIB. The acquisition was accounted for using the acquisition method with the cash purchase price funded from cash on hand. In conjunction with the acquisition, the Company recognized acquisition costs of $1,197.

The assets and liabilities of Flathead were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Flathead and the Company.

The following table summarizes the consideration paid, fair values of the Flathead assets acquired and liabilities assumed and the resulting goodwill. All amounts reported are provisional pending completion of management review.

	As Recorded	Fair Value		As Recorded
As of August 12, 2016	by Flathead	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$52,653	$—		$52,653
Investment securities	99,801	1,315	(1)	101,116
Loans	87,181	(3,833)	(2)	83,348
Allowance for loan losses	(1,567)	1,567	(3)	—
Premises and equipment	4,529	891	(4)	5,420
Core deposit intangible assets	—	2,486	(5)	2,486
Company-owned life insurance	6,386	—		6,386
Other assets	5,200	(2,373)	(6)	2,827
Total assets acquired	254,183	53		254,236
Liabilities assumed:
Deposits	209,673	(86)	(7)	209,587
Repurchase agreements	18,050	—		18,050
Other liabilities	838	—		838
Total liabilities assumed	228,561	(86)		228,475
Net assets acquired	$25,622	$139		25,761
Cash consideration paid				34,100
Goodwill				$8,339

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Explanation of fair value adjustments:
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
(2)
Write down of the book value of loans to their estimated fair values. The fair value of loans was estimated using cash flow projections based on the remaining maturity and repricing terms, adjusted for estimated future credit losses and prepayments and discounted to present value using a risk-adjusted market rate for similar loans. The fair value of collateral dependent loans acquired with deteriorated credit quality was estimated based on the Company's analysis of the fair value of each loan's underlying collateral, discounted using market-derived rates of return with consideration given to the period of time and costs associated with foreclosure and disposition of the collateral.

(3)	Adjustment to remove the Flathead allowance for loan losses at acquisition date as the credit risk is accounted for in the fair value adjustment for loans receivable described in (2) above.
(4)
Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon appraisals obtained from an independent third party appraiser or pending buy/sell agreements.

(5)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon an internal valuation using industry averages obtained from an investment banking firm.
(6)	Adjustment consists of the write-off of pre-existing goodwill and prepaid assets.
(7)	Decrease in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition.

The core deposit intangible asset of $2,486 is being amortized using an accelerated method over the estimated useful lives of the related deposits of nine years.

The Company acquired certain loans that are subject to Accounting Standards Codification ("ASC") Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality." ASC Topic 310-30 provides recognition, measurement and disclosure guidance for acquired loans that have evidence of deterioration in credit quality since origination for which it is probable, at acquisition, the Company will be unable to collect all contractual amounts owed. For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired ("accretable yield") is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underling credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
Information regarding acquired credit-impaired loans as of the August 12, 2016 acquisition date is as follows:

Contractually required principal and interest payments	$19,324
Contractual cash flows not expected to be collected ("non-accretable discount")	10,999
Cash flows expected to be collected	8,325
Interest component of cash flows expected to be collected ("accretable discount")	1,113
Fair value of acquired credit-impaired loans	$7,212
Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$100,616
Contractual cash flows not expected to be collected	4,702
Fair value at acquisition	76,136

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The accompanying consolidated statements of income include the results of operations of the acquired entity from the August 12, 2016 acquisition date. Operations of the acquired entity were immediately integrated with the Company's operations. Post-acquisition revenues and net income of the acquired entity were not captured separately subsequent to the merger. As such, the Company has determined it is not practical to report the post-acquisition date revenues and net income of the acquired entity that were included in the Company's consolidated income statement for the three months and nine months ended September 30, 2016.

The following table presents unaudited pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income	$75,736	$72,605	$223,547	$207,425
Non-interest income	32,114	31,647	95,011	91,218
Total revenues	$107,850	$104,252	$318,558	$298,643

Net income	$26,207	$20,783	$72,844	$64,545

The unaudited pro forma net income presented in the table above for 2016 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses of $778, net of tax. Pro forma net income presented in the table above for 2015 was adjusted to include the aforementioned acquisition-related costs. The unaudited pro forma net income presented in the table above for 2016 and 2015 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited pro forma net income presented in the table above for 2016 and 2015 does not include operating costs savings and other business synergies expected as a result of the acquisition and adjustments for accretion or amortization of fair value adjustments other than core deposit intangible assets.

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

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,609	$30	$—	$3,639
Obligations of U.S. government agencies	439,488	1,819	(180)	441,127
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,063,642	20,088	(361)	1,083,369
Private mortgage-backed securities	124	1	(1)	124
Other investments	4,920	42	—	4,962
Total	$1,511,783	$21,980	$(542)	$1,533,221

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$165,891	$6,048	$(30)	$171,909
Corporate securities	53,146	614	(14)	53,746
Obligations of U.S. government agencies	19,737	315	—	20,052
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	300,018	14,643	(6,581)	308,080
Other investments	260	1	—	261
Total	$539,052	$21,621	$(6,625)	$554,048

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,912	$3	$(4)	$3,911
Obligations of U.S. government agencies	521,079	712	(1,610)	520,181
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	921,699	9,448	(2,101)	929,046
Private mortgage-backed securities	156	1	(1)	156
Other investments	3,550	5	(9)	3,546
Total	$1,450,396	$10,169	$(3,725)	$1,456,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$173,785	$5,103	$(227)	$178,661
Corporate securities	50,046	64	(220)	49,890
Obligations of U.S. government agencies	19,738	—	(102)	19,636
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	356,742	7,686	(5,420)	359,008
Other investments	354	1	—	355
Total	$600,665	$12,854	$(5,969)	$607,550

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains	$239	$23	$404	$75
Gross realized losses	(14)	—	(92)	—

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$—	$—	$103,776	$(180)	$103,776	$(180)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	83,050	(222)	17,419	(139)	100,469	(361)
Private mortgage-backed securities	—	—	50	(1)	50	(1)
Total	$83,050	$(222)	$121,245	$(320)	$204,295	$(542)

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$7,746	$(24)	$2,843	$(6)	$10,589	$(30)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	8,791	(2,721)	18,523	(3,860)	27,314	(6,581)
Corporate securities	5,056	(14)	—	—	5,056	(14)
Total	$21,593	$(2,759)	$21,366	$(3,866)	$42,959	$(6,625)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$2,092	$(4)	$—	$—	$2,092	$(4)
Obligations of U.S. government agencies	209,631	(1,077)	54,619	(533)	264,250	(1,610)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	343,875	(1,577)	28,010	(524)	371,885	(2,101)
Private mortgage-backed securities	—	—	61	(1)	61	(1)
Other investments	1,225	(9)	—	—	1,225	(9)
Total	$556,823	$(2,667)	$82,690	$(1,058)	$639,513	$(3,725)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$10,182	$(39)	$9,476	$(188)	$19,658	$(227)
Obligations of U.S. government agencies	19,738	(102)	—	—	19,738	(102)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	67,295	(4,288)	69,539	(1,132)	136,834	(5,420)
Corporate securities	31,135	(220)	—	—	31,135	(220)
Total	$128,350	$(4,649)	$79,015	$(1,320)	$207,365	$(5,969)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 126 and 198 individual investment securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three or nine months ended September 30, 2016 and 2015.

Maturities of investment securities at September 30, 2016 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2016	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$340,072	$345,636	$99,864	$97,362
After one year but within five years	1,030,847	1,045,108	290,601	304,804
After five years but within ten years	108,831	109,852	117,829	121,191
After ten years	32,033	32,625	30,758	30,691
Total	$1,511,783	$1,533,221	$539,052	$554,048

As of September 30, 2016, the Company had investment securities callable within one year with amortized costs and estimated fair values of $220,907 and $221,189, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of September 30, 2016, the Company had callable structured notes with amortized costs and estimated fair values of $10,095 and $10,100, respectively.

(4)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2016	December 31, 2015
Real estate loans:
Commercial	$1,843,120	$1,793,258
Construction:
Land acquisition & development	212,680	224,066
Residential	137,014	111,763
Commercial	128,154	94,890
Total construction loans	477,848	430,719
Residential	1,047,150	1,032,851
Agricultural	172,949	156,234
Total real estate loans	3,541,067	3,413,062
Consumer:
Indirect consumer	731,901	622,529
Other consumer	153,624	153,717
Credit card	66,860	68,107
Total consumer loans	952,385	844,353
Commercial	814,392	792,416
Agricultural	152,800	142,151
Other, including overdrafts	2,292	1,339
Loans held for investment	5,462,936	5,193,321
Mortgage loans held for sale	67,979	52,875
Total loans	$5,530,915	$5,246,196

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2016	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$8,023	$484	$727	$9,234	$1,806,929	$26,957	$1,843,120
Construction:
Land acquisition & development	500	424	50	974	206,388	5,318	212,680
Residential	592	—	237	829	135,919	266	137,014
Commercial	3,375	57	—	3,432	123,905	817	128,154
Total construction loans	4,467	481	287	5,235	466,212	6,401	477,848
Residential	4,019	1,870	2,837	8,726	1,035,626	2,798	1,047,150
Agricultural	10	—	830	840	168,773	3,336	172,949
Total real estate loans	16,519	2,835	4,681	24,035	3,477,540	39,492	3,541,067
Consumer:
Indirect consumer	5,707	1,735	622	8,064	723,048	789	731,901
Other consumer	1,029	329	20	1,378	151,886	360	153,624
Credit card	711	261	565	1,537	65,323	—	66,860
Total consumer loans	7,447	2,325	1,207	10,979	940,257	1,149	952,385
Commercial	2,366	640	1,915	4,921	782,378	27,093	814,392
Agricultural	219	88	17	324	148,741	3,735	152,800
Other, including overdrafts	—	—	311	311	1,981	—	2,292
Loans held for investment	26,551	5,888	8,131	40,570	5,350,897	71,469	5,462,936
Mortgage loans originated for sale	—	—	—	—	67,979	—	67,979
Total loans	$26,551	$5,888	$8,131	$40,570	$5,418,876	$71,469	$5,530,915

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

The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of September 30, 2016 and 2015:

As of September 30,	2016	2015

Outstanding balance	$38,505	$35,265

Carrying value
Loans on accrual status	23,665	22,867
Total carrying value	$23,665	$22,867

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Beginning balance	$5,905	$7,482	$6,713	$5,781
Additions	1,114	624	1,114	1,073
Accretion income	(670)	(845)	(1,899)	(2,200)
Reductions due to exit events	(595)	(143)	(900)	(539)
Reclassifications from nonaccretable differences	729	347	1,455	3,350
Ending balance	$6,483	$7,465	$6,483	$7,465

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $820 and $828 for the three months ended September 30, 2016 and 2015, respectively, and approximately $2,492 and $2,331 for the nine months ended September 30, 2016 and 2015 respectively.

The Company considers impaired loans to include all originated and acquired loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of September 30, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,137	$16,518	$29,451	$45,969	$5,868
Construction:
Land acquisition & development	12,922	4,774	1,785	6,559	828
Residential	977	266	—	266	—
Commercial	1,154	232	703	935	737
Total construction loans	15,053	5,272	2,488	7,760	1,565
Residential	5,229	2,774	1,043	3,817	142
Agricultural	3,988	3,646	26	3,672	1
Total real estate loans	82,407	28,210	33,008	61,218	7,576
Commercial	39,349	15,296	18,893	34,189	10,912
Agricultural	3,925	3,294	441	3,735	77
Total	$125,681	$46,800	$52,342	$99,142	$18,565

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,179	$27,882	$17,614	$45,496	$3,401
Construction:
Land acquisition & development	15,503	7,245	778	8,023	282
Residential	992	293	—	293	—
Commercial	1,264	340	739	1,079	739
Total construction loans	17,759	7,878	1,517	9,395	1,021
Residential	7,073	3,547	2,317	5,864	367
Agricultural	6,434	5,563	198	5,761	5
Total real estate loans	89,445	44,870	21,646	66,516	4,794
Commercial	29,593	10,744	13,727	24,471	6,487
Agricultural	1,349	622	356	978	294
Total	$120,387	$56,236	$35,729	$91,965	$11,575

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$33,408	$100	$36,075	$226
Construction:
Land acquisition & development	6,797	13	9,325	29
Residential	274	—	330	—
Commercial	1,055	1	2,339	4
Total construction loans	8,126	14	11,994	33
Residential	3,282	4	2,607	4
Agricultural	4,786	2	8,578	27
Total real estate loans	49,602	120	59,254	290
Commercial	30,123	72	22,483	2
Agricultural	2,249	—	937	13
Total	$81,974	$192	$82,674	$305

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$35,572	$241	$38,639	$587
Construction:
Land acquisition & development	6,992	32	9,591	51
Residential	279	—	300	—
Commercial	1,007	3	1,902	6
Total construction loans	8,278	35	11,793	57
Residential	4,219	7	2,720	6
Agricultural	4,607	3	8,661	62
Total real estate loans	52,676	286	61,813	712
Commercial	27,781	128	18,175	122
Agricultural	2,341	—	848	26
Total	$82,798	$414	$80,836	$860

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $993 and $998 for the three months ended September 30, 2016 and 2015, respectively, and approximately $2,994 and $2,932 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $44,704 as of September 30, 2016, of which $27,541 were included in non-accrual loans and $17,163 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $40,330 as of December 31, 2015, of which $24,911 were included in non-accrual loans and $15,419 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2016:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	4	$—	$841	$—	$983	$1,824
Residential real estate	1	—	64	—	—	64
Agriculture	1	—	121	—	—	121
Total loans restructured during period	6	$—	$1,026	$—	$983	$2,009

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	11	$689	$1,166	$—	$1,233	$3,088
Residential real estate	1	—	64	—	—	64
Commercial	10	4,240	947	46	2,805	8,038
Agriculture	1	—	121	—	—	121
Total loans restructured during period	23	$4,929	$2,298	$46	$4,038	$11,311
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2016 or 2015.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2016. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Notes	Balance	Number of Notes	Balance
Commercial real estate	—	$—	1	$194
Total	—	$—	1	$194

At September 30, 2016, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$76,913	$88,580	$17,991	$183,484
Construction:
Land acquisition & development	11,597	7,377	1,383	20,357
Residential	1,615	1,482	664	3,761
Commercial	1,616	5,891	720	8,227
Total construction loans	14,828	14,750	2,767	32,345
Residential	5,461	13,195	214	18,870
Agricultural	6,511	16,605	—	23,116
Total real estate loans	103,713	133,130	20,972	257,815
Consumer:
Indirect consumer	847	1,572	121	2,540
Other consumer	665	1,130	217	2,012
Total consumer loans	1,512	2,702	338	4,552
Commercial	42,080	31,931	19,758	93,769
Agricultural	5,563	7,792	472	13,827
Total	$152,868	$175,555	$41,540	$369,963

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$61,787	$84,556	$10,609	$156,952
Construction:
Land acquisition & development	16,593	12,482	591	29,666
Residential	1,640	1,886	—	3,526
Commercial	166	323	756	1,245
Total construction loans	18,399	14,691	1,347	34,437
Residential	4,453	9,661	2,540	16,654
Agricultural	6,114	16,529	—	22,643
Total real estate loans	90,753	125,437	14,496	230,686
Consumer:
Indirect consumer	644	1,131	154	1,929
Other consumer	651	1,130	198	1,979
Total consumer loans	1,295	2,261	352	3,908
Commercial	32,975	27,982	15,085	76,042
Agricultural	2,247	7,105	417	9,769
Total	$127,270	$162,785	$30,350	$320,405

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended September 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340
Provision charged to operating expense	(352)	2,395	265	55	—	2,363
Less loans charged-off	(379)	(2,157)	(579)	—	—	(3,115)
Add back recoveries of loans previously charged-off	221	742	680	4	—	1,647
Ending balance	$31,771	$7,295	$40,361	$1,808	$—	$81,235

Nine Months Ended September 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(20,492)	5,747	22,268	1,390	—	8,913
Less loans charged-off	(2,824)	(5,761)	(2,085)	(188)	—	(10,858)
Add back recoveries of loans previously charged-off	2,791	2,165	1,403	4	—	6,363
Ending balance	$31,771	$7,295	$40,361	$1,808	$—	$81,235

As of September 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$7,576	$—	$10,912	$77	$—	$18,565
Loans collectively evaluated for impairment	24,195	7,295	29,449	1,731	—	62,670
Allowance for loan losses	$31,771	$7,295	$40,361	$1,808	$—	$81,235

Total loans:
Individually evaluated for impairment	$61,218	$—	$34,189	$3,735	$—	$99,142
Collectively evaluated for impairment	3,479,849	952,385	780,203	149,065	2,292	5,363,794
Total loans	$3,541,067	$952,385	$814,392	$152,800	$2,292	$5,462,936

Three Months Ended September 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,935	$5,828	$15,797	$992	$—	$76,552
Provision charged to operating expense	(1,149)	430	2,004	(187)	—	1,098
Less loans charged-off	(2,219)	(1,537)	(791)	—	—	(4,547)
Add back recoveries of loans previously charged-off	389	653	111	—	—	1,153
Ending balance	$50,956	$5,374	$17,121	$805	$—	$74,256

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Nine Months Ended September 30, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged to operating expense	(1,718)	2,201	3,220	(170)	—	3,533
Less loans charged-off	(3,014)	(3,675)	(1,227)	—	—	(7,916)
Add back recoveries of loans previously charged-off	1,804	1,813	821	1	—	4,439
Ending balance	$50,956	$5,374	$17,121	$805	$—	$74,256

As of December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,794	$—	$6,487	$294	$—	$11,575
Loans collectively evaluated for impairment	47,502	5,144	12,288	308	—	65,242
Allowance for loan losses	$52,296	$5,144	$18,775	$602	$—	$76,817

Total loans:
Individually evaluated for impairment	$66,516	$—	$24,471	$978	$—	$91,965
Collectively evaluated for impairment	3,346,546	844,353	767,945	141,173	1,339	5,101,356
Total loans	$3,413,062	$844,353	$792,416	$142,151	$1,339	$5,193,321

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2016 and December 31, 2015, the Company's allowance for loan losses included $433 and $382, respectively, related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$7,908	$11,773	$6,254	$13,554
OREO acquired through acquisition	1,120	—	1,120	—
Additions	1,316	984	5,335	5,380
Valuation adjustments	—	(73)	(603)	(179)
Dispositions	(897)	(4,653)	(2,659)	(10,724)
Ending balance	$9,447	$8,031	$9,447	$8,031

Foreclosed residential real estate properties of $2,730 and $1,686 were included in other real estate owned as of September 30, 2016 and December 31, 2015, respectively. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2016 or December 31, 2015.

(7)	Derivatives and Hedging Activities

Interest Rate Swap Contracts Designated as Hedges. For asset and liability management purposes, the Company has entered into an interest rate swap contract to hedge against changes in forecasted cash flows due to interest rate exposures. The swap agreement is a derivative instrument and converts a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

On September 22, 2015, the Company entered into an interest rate swap contract with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to Federal Home Loan Bank borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement for the three or nine months ended September 30, 2016. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

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

	September 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$165

Non-hedging interest rate derivatives:
Interest rate swap contracts	20,757	1,577	9,369	788
Interest rate lock commitments	92,847	2,590	—	—
Total derivative assets	$113,604	$4,167	$109,369	$953

Derivative Liabilities (included in accounts payable and accrued expenses on balance sheet):
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$2,325	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	20,757	1,701	9,369	829
Forward loan sales contracts	156,264	620	—	—
Total derivative liabilities	$277,021	$4,646	$9,369	$829

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as hedges:
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$512	$(436)	$(2,490)	$(436)
Non-hedging interest rate derivatives:
Amount of loss recognized in other non-interest income	(3)	(31)	(82)	(48)
Amount of net fee income recognized in other non-interest income	—	—	245	—
Amount of net gains recognized in mortgage banking revenues	752	—	1,970	—

(8)	Capital Stock

The Company had 21,459,481 shares of Class A common stock and 23,420,517 shares of Class B common stock outstanding as of September 30, 2016. The Company had 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock outstanding as of December 31, 2015.

During the nine months ended September 30, 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in open market transactions at an aggregate purchase price of $25,525. During the nine months ended September 30, 2015, the Company repurchased and retired 765,875 shares of its Class A common stock in open market transactions at an aggregate purchase price of $19,921. All repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 24,123 shares of its Class A common stock. All other stock repurchases during the nine months ended September 30, 2016 and 2015 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,193	$20,162	$70,871	$63,364
Weighted average common shares outstanding for basic earnings per share computation	44,415,213	45,150,104	44,505,544	45,223,988
Dilutive effects of stock-based compensation	390,708	428,874	379,368	481,636
Weighted average common shares outstanding for diluted earnings per common share computation	44,805,921	45,578,978	44,884,912	45,705,624

Basic earnings per common share	$0.57	$0.45	$1.59	$1.40
Diluted earnings per common share	$0.56	$0.44	$1.58	$1.39

Anti-dilutive unvested time restricted stock	135	5,884	95,886	5,884

The Company had 218,556 and 165,489 shares of unvested restricted stock as of September 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of September 30, 2016 and December 31, 2015, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of September 30, 2016 and December 31, 2015 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total risk-based capital:
Consolidated	$962,182	14.9%	$558,157	8.6%	$679,495	10.5%	$647,138	10.0%
FIB	898,288	13.9	556,154	8.6	677,057	10.5	644,816	10.0
Tier 1 risk-based capital:
Consolidated	877,285	13.6	428,729	6.6	550,068	8.5	517,711	8.0
FIB	817,678	12.7	427,191	6.6	548,094	8.5	515,853	8.0
Common equity tier 1 risk-based capital:
Consolidated	797,285	12.3	331,658	5.1	452,997	7.0	420,640	6.5
FIB	817,678	12.7	330,468	5.1	451,371	7.0	419,131	6.5
Leverage capital ratio:
Consolidated	877,285	10.2	343,228	4.0	343,228	4.0	429,035	5.0
FIB	817,678	9.5	342,629	4.0	342,629	4.0	428,286	5.0

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital:
Consolidated	$946,156	15.4%	$492,692	8.0%	$646,658	10.5%	$615,865	10.0%
FIB	882,504	14.4	490,866	8.0	644,262	10.5	613,582	10.0
Tier 1 risk-based capital:
Consolidated	861,339	14.0	369,519	6.0	523,485	8.5	$492,692	8.0
FIB	805,805	13.1	368,149	6.0	521,545	8.5	490,866	8.0
Common equity tier 1 risk-based capital:
Consolidated	781,339	12.7	277,139	4.5	431,105	7.0	$400,312	6.5
FIB	805,805	13.1	276,112	4.5	429,508	7.0	398,829	6.5
Leverage capital ratio:
Consolidated	861,339	10.1	340,480	4.0	340,480	4.0	$425,600	5.0
FIB	805,805	9.5	339,316	4.0	339,316	4.0	424,145	5.0
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

As of September 30, 2016, the Company had a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 7 — Derivatives and Hedging Activity.

As of September 30, 2016, the Company had commitments under construction contracts of $527.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $2,912 of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2016.

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2016, commitments to extend credit to existing and new borrowers approximated $1,604,619, which included $545,399 on unused credit card lines and $419,638 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2016, the Company had outstanding standby letters of credit of $54,424. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(13)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Investment securities available-for sale:
Change in net unrealized gains during period	$(3,430)	$10,855	$(1,359)	$4,272	$(2,071)	$6,583
Reclassification adjustment for net gains included in net income	(225)	(23)	(89)	(10)	(136)	(13)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	490	448	209	177	281	271
Unrealized loss on derivatives	512	(436)	195	(172)	317	(264)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	15	15	6	6	9	9
Total other comprehensive income (loss)	$(2,638)	$10,859	$(1,038)	$4,273	$(1,600)	$6,586

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
Investment securities available-for sale:
Change in net unrealized gains during period	$15,241	$12,264	$5,963	$4,827	$9,278	$7,437
Reclassification adjustment for net gains included in net income	(312)	(75)	(123)	(30)	(189)	(45)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	1,394	1,353	549	532	845	821
Unrealized loss on derivatives	(2,490)	(436)	(946)	(172)	(1,544)	(264)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	43	43	17	17	26	26
Total other comprehensive income	$13,876	$13,149	$5,460	$5,174	$8,416	$7,975

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	September 30, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$10,618	$684
Net unrealized gain (loss) on derivatives	(1,444)	100
Net actuarial loss on defined benefit post-retirement benefit plans	(352)	(378)
Net accumulated other comprehensive income	$8,822	$406

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three or nine months ended September 30, 2016 and 2015.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,639	$—	$3,639	$—
Obligations of U.S. government agencies	441,127	—	441,127	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,083,369	—	1,083,369	—
Private mortgage-backed securities	124	—	124	—
Other investments	4,962	—	4,962	—
Loans held for sale	67,979	—	67,979	—
Derivative assets:
Interest rate swap contracts	1,577	—	1,577	—
Interest rate lock commitments	2,590	—	2,590	—
Derivative liabilities:
Interest rate swap contracts	4,026	—	4,026	—
Forward loan sale contracts	620	—	620	—
Deferred compensation plan assets	10,534	—	10,534	—
Deferred compensation plan liabilities	10,534	—	10,534	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury notes	$3,911	$—	$3,911	$—
Obligations of U.S. government agencies	520,181	—	520,181	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	929,046	—	929,046	—
Private mortgage-backed securities	156	—	156	—
Other investments	3,546	—	3,546	—
Derivative assets:
Interest rate swap contracts	953	—	953	—
Derivative liabilities
Interest rate swap contracts	829	—	829	—
Deferred compensation plan assets	10,149	—	10,149	—
Deferred compensation plan liabilities	10,149	—	10,149	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,746	$—	$—	$39,746
Other real estate owned	2,808	—	—	2,808
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,875	$—	$—	$20,875
Other real estate owned	1,789	—	—	1,789
Long-lived assets to be disposed of by sale	1,506	—	—	1,506

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2016, certain impaired loans with a carrying value of $68,733 were reduced by specific valuation allowance allocations of $18,565 and partial loan charge-offs of $10,422 resulting in a reported fair value of $39,746. As of December 31, 2015, certain impaired loans with a carrying value of $42,679 were reduced by specific valuation allowance allocations of $11,575 and partial loan charge-offs of $10,229 resulting in a reported fair value of $20,875.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $603 during the nine months ended September 30, 2016 included $550 directly related to receipt of updated appraisals and $53 based on management estimates of the current fair value of properties. Write downs of $179 during the nine months ended September 30, 2015 included $106 directly related to receipt of updated appraisals and $73 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2016 and December 31, 2015, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $857 resulting in an aggregate fair value of $1,506.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$39,746	$20,875	Appraisal	Appraisal adjustment	0%	-	53%	(38%)
Other real estate owned	2,808	1,789	Appraisal	Appraisal adjustment	2%	-	96%	(19%)
Long-lived assets to be disposed of by sale	1,506	1,506	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$701,367	$701,367	$701,367	$—	$—
Investment securities available-for-sale	1,533,221	1,533,221	—	1,533,221	—
Investment securities held-to-maturity	539,052	554,048	—	554,048	—
Accrued interest receivable	31,002	31,002	—	31,002	—
Mortgage servicing rights, net	17,322	25,845	—	25,845	—
Loans held for sale	67,979	67,979	—	67,979	—
Net loans held for investment	5,462,936	5,321,409	—	5,281,663	39,746
Derivative assets	4,167	4,167	—	4,167	—
Deferred compensation plan assets	10,534	10,534	—	10,534	—
Total financial assets	$8,367,580	$8,249,572	$701,367	$7,508,459	$39,746

Financial liabilities:
Total deposits, excluding time deposits	$6,235,993	$6,235,993	$6,235,993	$—	$—
Time deposits	1,092,588	1,090,434	—	1,090,434	—
Securities sold under repurchase agreements	476,768	476,768	—	476,768	—
Other borrowed funds	8	8	—	8	—
Accrued interest payable	5,622	5,622	—	5,622	—
Long-term debt	27,949	27,801	—	27,801	—
Subordinated debentures held by subsidiary trusts	82,477	72,803	—	72,803	—
Derivative liabilities	4,646	4,646	—	4,646	—
Deferred compensation plan liabilities	10,534	10,534	—	10,534	—
Total financial liabilities	$7,936,585	$7,924,609	$6,235,993	$1,688,616	$—

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

ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred charge. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issues costs related to line-of-credit arrangements. ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," addresses this gap. ASU 2015-15 adds that the Securities and Exchange Commission (the "SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the amendments in ASU 2015-03 and ASU 2015-15 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company's financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company's income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations and liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The amendments in ASU 2016-15 only affect the classification of certain items within the statement of cash flows, and are not expected to have a significant impact on impact on the Company’s consolidated financial statements, results of operations or liquidity.

(16)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On October 21, 2016, the Company declared a quarterly dividend to common shareholders of $0.22 per share, to be paid on November 14, 2016 to shareholders of record as of October 31, 2016.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of September 30, 2016, we had consolidated assets of $8,974 million, deposits of $7,329 million, loans of $5,531 million and total stockholders’ equity of $983 million. We currently operate 80 banking offices, including detached drive-up facilities, in 46 communities located in Montana, Wyoming and South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On April 6, 2016, our bank subsidiary, First Interstate Bank, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork, or Flathead Bank, a wholly-owned subsidiary of Flathead Holding Company of Bigfork, with branches located in western and northwestern Montana. The acquisition was completed on August 12, 2016 for cash consideration of $34 million. As of the date of the acquisition, Flathead Bank had total assets of $254 million, loans of $83 million and deposits of $210 million. For additional information regarding the acquisition, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of September 30, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Effective January 1, 2016, we elected to account for our loans held for sale using the fair value option. Under the fair value option, unrealized gains and losses on loans held for sale are included in mortgage banking revenues in our consolidated statements of income. Changes in the fair value of mortgage loans decreased mortgage banking revenues by $752 thousand during the three months ended September 30, 2016, and increased mortgage banking revenues by $1.9 million during the nine months ended September 30, 2016.

Also effective January 1, 2016, we began reducing mortgage banking revenues by the direct standard costs of originating residential mortgage loans held for sale, resulting in a decrease in mortgage banking revenues and a corresponding decrease in salaries and wages expense during the three and nine months ended September 30, 2016, as compared to the same periods in 2015. During the three and nine months ended September 30, 2016, direct standard costs of originating mortgage loans held for sale were $3.3 million and $8.1 million, respectively.

In prior periods, we recorded net gains or losses attributable to deferred compensation plan assets as other income, and the corresponding compensation expense or benefit related to these net gains or losses as employee benefits expense in our consolidated statements of income. However, because we pass all gains or losses on deferred compensation plan assets through to plan participants, these income and expense amounts offset and do not impact our consolidated net income. To eliminate fluctuations in other income and employee benefits expense caused by changes in the market values of deferred compensation plan assets, during second quarter 2016 we began recording these gains or losses in other income net of the directly offsetting employee compensation expense or benefit. All prior periods presented in this report have been revised to reflect this change.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,469,294	$66,291	4.82%	$5,141,484	$62,577	4.83%
Investment securities (2)	2,038,498	9,191	1.79	2,097,835	8,927	1.69
Interest bearing deposits in banks	458,415	607	0.53	471,682	342	0.29
Federal funds sold	2,183	4	0.73	2,876	4	0.55
Total interest earnings assets	7,968,390	76,093	3.80	7,713,877	71,850	3.70
Non-earning assets	777,083			781,559
Total assets	$8,745,473			$8,495,436
Interest bearing liabilities:
Demand deposits	$2,141,892	$514	0.10%	$2,086,112	$528	0.10%
Savings deposits	2,055,083	647	0.13	1,924,612	645	0.13
Time deposits	1,088,261	1,938	0.71	1,150,223	2,068	0.71
Repurchase agreements	466,079	100	0.09	433,007	55	0.05
Other borrowed funds	8	—	—	6	—	—
Long-term debt	27,917	457	6.51	43,200	544	5.00
Subordinated debentures held by subsidiary trusts	82,477	698	3.37	82,477	610	2.93
Total interest bearing liabilities	5,861,717	4,354	0.30	5,719,637	4,450	0.31
Non-interest bearing deposits	1,843,800			1,787,419
Other non-interest bearing liabilities	66,822			58,623
Stockholders’ equity	973,134			929,757
Total liabilities and stockholders’ equity	$8,745,473			$8,495,436
Net FTE interest income		71,739			67,400
Less FTE adjustments (2)		(1,158)			(1,070)
Net interest income from consolidated statements of income		$70,581			$66,330
Interest rate spread			3.50%			3.39%
Net FTE interest margin (3)			3.58%			3.47%
Cost of funds, including non-interest bearing demand deposits (4)			0.22%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,339,479	$192,910	4.83%	$5,010,251	$183,305	4.89%
Investment securities (2)	2,080,454	27,950	1.79	2,236,581	28,209	1.69
Interest bearing deposits in banks	441,748	1,734	0.52	462,262	1,002	0.29
Federal funds sold	1,789	9	0.67	2,412	11	0.61
Total interest earnings assets	7,863,470	222,603	3.78	7,711,506	212,527	3.68
Non-earning assets	762,979			759,169
Total assets	$8,626,449			$8,470,675
Interest bearing liabilities:
Demand deposits	$2,140,981	$1,587	0.10%	$2,087,241	$1,558	0.10%
Savings deposits	2,008,032	1,949	0.13	1,894,132	1,897	0.13
Time deposits	1,101,205	5,899	0.72	1,181,931	6,334	0.72
Repurchase agreements	471,165	282	0.08	453,610	162	0.05
Other borrowed funds	8	—	—	5	—	—
Long-term debt	28,313	1,357	6.40	41,469	1,596	5.15
Subordinated debentures held by subsidiary trusts	82,477	2,036	3.30	82,477	1,800	2.92
Total interest bearing liabilities	5,832,181	13,110	0.30	5,740,865	13,347	0.31
Non-interest bearing deposits	1,779,344			1,750,152
Other non-interest bearing liabilities	60,301			60,149
Stockholders’ equity	954,623			919,509
Total liabilities and stockholders’ equity	$8,626,449			$8,470,675
Net FTE interest income		209,493			199,180
Less FTE adjustments (2)		(3,329)			(3,237)
Net interest income from consolidated statements of income		$206,164			$195,943
Interest rate spread			3.48%			3.37%
Net FTE interest margin (3)			3.56%			3.45%
Cost of funds, including non-interest bearing demand deposits (4)			0.23%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Our net interest income on a fully taxable equivalent, or FTE, basis increased $4.3 million, or 6.4%, to $71.7 million during the three months ended September 30, 2016, as compared to $67.4 million for the same period in 2015, and $10.3 million, or 5.2%, to $209.5 million during the nine months ended September 30, 2016, as compared to $199.2 million for the same period in 2015. These increases were primarily attributable to organic loan growth combined with a shift in the mix of interest earning assets from lower yielding investment securities into higher yielding loans. Also contributing to the third quarter 2016 increase in net FTE interest income, as compared to third quarter 2015, were increases in net recoveries of previously charged-off interest. Charged-off interest recoveries were $1.8 million and $2.2 million during the three and nine months ended September 30, 2016, as compared to $679 thousand and $2.0 million during the same respective periods in 2015.

Our net FTE interest income was positively impacted by interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.4 million and $4.7 million during the three and nine months ended September 30, 2016, respectively. This compares to $1.4 million and $4.1 million during the same respective periods in 2015.

Our net interest margin ratio increased 11 basis points to 3.58% for the three months ended September 30, 2016, as compared to 3.47% for the same period in 2015, and 11 basis points to 3.56% for the nine months ended September 30, 2016, as compared to 3.45% during the same period in 2015. Increases in net FTE interest margin ratio during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, were primarily due to increases in average outstanding loans, higher yields earned on interest-bearing deposits in banks and investment securities and a slight reduction in funding costs. Exclusive of interest accretion related to the fair valuation of acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.42% during the three months ended September 30, 2016, as compared to 3.36% for the same period in 2015, and 3.44% during the nine months ended September 30, 2016, as compared to 3.35% during the same period in 2015.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2016 compared with Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$3,990	$(276)	$3,714	$12,045	$(2,440)	$9,605
Investment securities (1)	(252)	516	264	(1,969)	1,710	(259)
Interest bearing deposits in banks	(10)	275	265	(44)	776	732
Federal funds sold	(1)	1	—	(3)	1	(2)
Total change	3,727	516	4,243	10,029	47	10,076
Interest bearing liabilities:
Demand deposits	14	(28)	(14)	40	(11)	29
Savings deposits	44	(42)	2	114	(62)	52
Time deposits	(111)	(19)	(130)	(433)	(2)	(435)
Repurchase agreements	4	41	45	6	114	120
Other borrowed funds	—	—	—	—	—	—
Long-term debt	(192)	105	(87)	(506)	267	(239)
Subordinated debentures held by subsidiary trusts	—	88	88	—	236	236
Total change	(241)	145	(96)	(779)	542	(237)
Increase in FTE net interest income	$3,968	$371	$4,339	$10,808	$(495)	$10,313

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During the three months ended September 30, 2016, we recorded a provision for loan losses of $2.4 million, as compared to $1.1 million during the same period in 2015. For the nine months ended September 30, 2016, we recorded a provision for loan losses of $8.9 million, as compared to $3.5 million during the same period in 2015. Quarter-to-date and year-to-date increases in provision for loan losses are reflective of loan growth, increases in general and specific reserves related to energy sector loans and higher levels of criticized and non-performing loans.

During second quarter 2016, we adjusted certain qualitative factors used in determining the appropriate level of the allowance for loan losses to better reflect our loss experience subsequent to the financial crisis. The adjustment resulted in increases in specific reserves on commercial real estate loans, which were partially offset by reductions in general reserves allocated to commercial real estate and construction loans. For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for losses and the second quarter 2016 adjustment of certain qualitative factors, see "Financial Condition - Allowance for Loan Losses" included herein.

Non-interest Income. Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Non-interest income increased $693 thousand, or 2.2%, to $31.9 million for the three months ended September 30, 2016, as compared to $31.2 million for the same period in 2015, and $2.9 million, or 3.1%, to $93.7 million for the nine months ended September 30, 2016, as compared to $90.9 million during the same period in 2015. Year-over-year increases in other income were primarily due to the second quarter 2016 non-recurring recovery of $3.8 million of prior year litigation settlement expense. Other significant components of the quarter-over quarter and year-over year increases are discussed below.

Payment services revenues consist of interchange fees paid by merchants for processing electronic payment transactions and ATM service fees. Payment services revenues increased $445 thousand, or 5.2%, to $9.0 million during the three months ended September 30, 2016, as compared to $8.6 million for the same period in 2015, and $1.3 million, or 5.2%, to $25.7 million during the nine months ended September 30, 2016, as compared to $24.4 million during the same period in 2015, due to additional interchange income resulting from higher credit card transaction volumes.

Service charges on deposit accounts increased $313 thousand, or 7.1%, to $4.7 million during the three months ended September 30, 2016, as compared to $4.4 million during the same period in 2015, and $1.4 million, or 11.4%, to $13.8 million for the nine months ended September 30, 2016, as compared to $12.4 million during the same period in 2015. The increases were primarily due to increases in overdraft charges on consumer accounts. Management attributes this increase to a focused effort on educating depositors on the benefits of overdraft protection for one-time debit and ATM card transactions. As of September 30, 2016, approximately 8% of our depositors have opted for overdraft protection.

Mortgage banking revenue increased $30 thousand, or less than 1.0%, to $8.0 million during the three months ended September 30, 2016, as compared to $8.0 million during the same period in 2015, and decreased $2.3 million, or 10.3%, to $20.3 million during the nine months ended September 30, 2016, as compared to $22.7 million during the same period in 2015.
Effective January 1, 2016, we began offsetting the direct standard costs of originating residential mortgage loans held for sale against the related mortgage banking revenues. This offset decreased mortgage banking revenues by $3.3 million and $8.1 million in during the three and nine month periods ended September 30, 2016, respectively. Also effective January 1, 2016, we elected to carry our loans held for sale at fair value. Changes in the fair value of mortgage loans decreased mortgage banking revenues by $752 thousand during the three months ended September 30, 2016, and increased mortgage banking revenues by $1.9 million during the nine months ended September 30, 2016.

Exclusive of the impacts of the direct standard costs offset and changes in fair values of mortgage loans held for sale described above, mortgage banking revenues increased $2.6 million, or 32.2% to $10.6 million during the three months ended September 30, 2016, as compared to $8.0 million during the same period in 2015, and $7.7 million, or 33.8%, to $30.4 million during the nine months ended September 30, 2016, as compared to $22.7 million during the same period in 2015. Despite general declines in mortgage rates, our margin on loan sales increased by approximately 40 basis points beginning in the second quarter of 2016, which contributed to our quarter-over-quarter and year-over-year growth in revenue. Partially offsetting year-over-year increases in mortgage banking revenues was a $410 thousand gain on the sale of $10.6 million of seasoned portfolio loans that was recorded during second quarter 2015. During the first nine months of 2016, loans originated for home purchases accounted for approximately 61% of our production, as compared to approximately 66% during the same period in 2015.

Other income includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $166 thousand, or 6.7%, to $2.3 million during the three months ended September 30, 2016, as compared to $2.5 million during the same period in 2015, and $1.5 million, or 17.2%, to $7.0 million for the nine months ended September 30, 2016, as compared to $8.5 million during the same period in 2015. During second quarter 2015 we recorded an $863 thousand gain on the sale of land and a $1.0 million expense reversal related to the settlement of claims assumed in a prior period acquisition.

Non-interest Expense. Non-interest expense decreased $4.1 million, or 6.2%, to $62.1 million for the three months ended September 30, 2016, as compared to $66.2 million for the same period in 2015, and $4.4 million, or 2.4%, to $183.5 million during the nine months ended September 30, 2016, as compared to $187.9 million in the same period in 2015, primarily due to reductions in loss contingency expenses. During third quarter 2015, we recorded loss contingency expenses of $5.0 million related to a lender liability lawsuit. Other significant components of the quarter-over-quarter and year-over-year decreases are discussed below.

Salaries and wages expense decreased $1.8 million, or 7.2%, to $23.6 million during the three months ended September 30, 2016, as compared to $25.5 million during the same period in 2015, and $5.1 million, or 6.6%, to $71.8 million during the nine months ended September 30, 2016, as compared to $76.9 million during the same period in 2015, primarily due to the offset of direct standard loan costs, principally salaries, wages and commissions, on mortgage loans held for sale against the related mortgage banking revenues. This offset decreased salaries and wages expense by $3.3 million and $8.1 million during the three and nine month periods ended September 30, 2016, respectively.

Exclusive of the impacts of the direct standard costs offset described above, salaries and wages expense increased $1.4 million, or 5.7% to $26.9 million during the three months ended September 30, 2016, as compared to $25.5 million during the same period in 2015, and $3.0 million, or 3.9%, to $79.9 million during the nine months ended September 30, 2016, as compared to $76.9 million during the same period in 2015. Quarter-over-quarter increases were primarily due to increases in incentive compensation accruals reflective of the Company's performance against predetermined goals. Year-over-year increases were primarily due to one-time separation and special bonus expenses recorded during the first quarter of 2016.

Employee benefits expense increased $602 thousand, or 7.5%, to $8.6 million during the three months ended September 30, 2016, as compared to $8.0 million during the same period in 2015, and $2.3 million, or 9.6%, to $26.3 million during the nine months ended September 30, 2016, as compared to $24.0 million during the same period in 2015, primarily due to increases in payroll tax and group health insurance expenses.

Furniture and equipment expense decreased $1.5 million or 37.7%, to $2.4 million for the three months ended September 30, 2016, as compared to $3.8 million during the same period in 2015, and $4.2 million, or 37.3%, to $7.1 million during the nine months ended September 30, 2016, as compared to $11.3 million during the same period in 2015. Effective January 1, 2016, we began capturing certain software costs separately from equipment costs, resulting in decreases in furniture and equipment expense and corresponding increases in outsourced technology expenses of approximately $1.4 million and $3.8 million during the three and nine months ended September 30, 2016, respectively, as compared to the same respective periods in 2015.

Outsourced technology services expense increased $2.7 million or 106.8%, to $5.2 million for the three months ended September 30, 2016, as compared to $2.5 million during the same period in 2015, and $7.3 million, or 95.9%, to $14.8 million during the nine months ended September 30, 2016, as compared to $7.6 million during the same period in 2015. Approximately $1.4 million of the third quarter 2016 increase and $3.8 million of the year-to-date increase was the result of the classification of certain software costs as outsourced technology services expenses in the current year versus classification as furniture and equipment expense in the prior year. The remaining quarter-over-quarter and year-over-year increases in outsourced technology services are primarily due to the enhancement of our technology systems and processes to improve scalability and support our future growth.

Net OREO expense increased $728 thousand, or 101.1%, to $8 thousand during the three months ended September 30, 2016, as compared to net OREO income of $720 thousand during the same period in 2015, and $1.7 million, or 106.8%, to $109 thousand during the nine months ended September 30, 2016, as compared to net OREO income of $1.6 million during the same period in 2015. Increases in OREO expense were primarily due to lower net gains recognized on the sale of OREO properties. During the three and nine months ended September 30, 2016, we recorded net gains on the sale of OREO properties of $57 thousand and $693 thousand, respectively, as compared to net gains on the sale of OREO properties of $1.1 million and $2.9 million recorded during the same respective periods in 2015.

Professional fees decreased $725 thousand, or 37.8%, to $1.2 million during the three months ended September 30, 2016, as compared to $1.9 million during the same period in 2015, and $1.1 million, or 23.2%, to $3.6 million during the nine months ended September 30, 2016, as compared to $4.7 million during the same period in 2015. During the three and nine months ended September 30, 2015, we recorded higher professional fees in association with the identification and execution of revenue enhancement strategies and changing trust data platforms.

Other expense decreased $71 thousand, or less than 1.0%, to $12.5 million during the three months ended September 30, 2016, as compared to $12.6 million during the same period in 2015. During third quarter 2016, we recorded donation expense of $310 thousand related to the charitable contribution of land and a building and incurred other losses of $384 thousand primarily related to the write-off of an equity method investment. These increases were offset by decreases in debit card and travel expenses, and lower fraud losses.

Other expense decreased $1.3 million, or 3.3%, to $36.7 million during the nine months ended September 30, 2016, as compared to $38.0 million for the same period in 2015, primarily due to decreases in advertising expense and lower customer fraud losses. During the nine months ended September 30, 2016, we recorded customer fraud losses of $784 thousand, compared to $1.5 million during the same period in 2015. In addition, during second quarter 2015, we recorded a one-time contract termination fee of $876 thousand related to a change in payment service provider.

Acquisition expenses of $1.2 million recorded during the three and nine months ended September 30, 2016, included legal and professional fees related to the Flathead Bank acquisition in August 2016. Non-core acquisition expenses of $566 thousand and $629 thousand recorded during the three and nine months ended September 30, 2015, respectively, included legal and professional fees related to the acquisition of Absarokee Bancorporation, Inc. in July 2015. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective federal income tax rate was 30.1% for the nine months ended September 30, 2016 and 29.4% for the nine months ended September 30, 2015. State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.0% for the nine months ended September 30, 2016 and 4.2% for the nine months ended September 30, 2015. Fluctuations in our effective income tax rates were primarily due to the timing of tax credits.

Financial Condition

Total assets increased $246 million, or 2.8%, to $9.0 billion as of September 30, 2016, from $8.7 billion as of December 31, 2015. Approximately $228 million of the increase was attributable to the Flathead Bank acquisition. The remaining increase was primarily due to the deployment of funds generated primarily through organic deposit growth into interest earning assets. Significant fluctuations in balance sheet accounts are discussed below.

Loans. Total loans increased $285 million, or 5.4%, to $5,531 million as of September 30, 2016, as compared to $5,246 million December 31, 2015. Approximately $83 million of this increase was attributable to the acquisition of Flathead Bank in August 2016. Exclusive of the Flathead Bank acquisition, total loans grew organically $202 million, or 3.8%, with the most notable growth occurring in commercial, commercial real estate, commercial and residential construction, and indirect consumer loans.

Commercial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less. The loans are generally made with business operations as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Commercial loans increased $22 million, or 2.8%, to $814 million as of September 30, 2016, from $792 million as of December 31, 2015, with approximately $9 million of the increase attributable to the Flathead Bank acquisition. Exclusive of acquired loans, commercial loans grew organically $13 million, or 1.6%.

Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Over 50% of our commercial real estate loans were owner occupied as of September 30, 2016 and December 31, 2015. Commercial real estate loans increased $50 million, or 2.8%, to $1,843 million as of September 30, 2016, from $1,793 million as of December 31, 2015, with approximately $27 million of the increase attributable to the Flathead Bank acquisition. Exclusive of acquired loans, commercial real estate loans grew organically $23 million, or 1.3%. Management attributes this organic growth in commercial and commercial real estate loans to continued business expansion in within our market areas, particularly in the Billings, Rapid City, Gallatin Valley and Sheridan markets.

Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. Construction loans increased $47 million, or 10.9%, to $478 million as of September 30, 2016, from $431 million as of December 31, 2015, with approximately $13 million of the increase attributable to the Flathead Bank acquisition. Exclusive of acquired loans, construction loans grew organically $34 million, or 8.0%, due to organic growth in commercial and residential construction loans. Management attributes this organic growth to continuing increased housing demand and business expansion within our existing markets.

Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Consumer loans increased $108 million, or 12.8%, to $952 million as of September 30, 2016, from $844 million as of December 31, 2015, due to organic growth in indirect consumer loans. Indirect consumer loans grew organically $109 million, or 17.6%, to $732 million as of September 30, 2016, from $623 million as of December 31, 2015, due to the continued expansion of our indirect lending program within our existing markets and increases in the average loan amounts advanced.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Non-performing loans:
Non-accrual loans	$71,469	$74,311	$63,837	$66,385	$66,359
Accruing loans past due 90 days or more	8,131	4,454	4,362	5,602	3,357

Total non-performing loans	79,600	78,765	68,199	71,987	69,716
OREO	9,447	7,908	9,257	6,254	8,031

Total non-performing assets	$89,047	$86,673	$77,456	$78,241	$77,747

Troubled debt restructurings not included above	$17,163	$16,408	$12,070	$15,419	$16,702

Non-performing loans to total loans	1.44%	1.46%	1.30%	1.37%	1.35%
Non-performing assets to total loans and OREO	1.61%	1.60%	1.47%	1.49%	1.50%
Non-performing assets to total assets	0.99%	1.01%	0.89%	0.90%	0.90%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Real estate:
Commercial	$27,684	34.8%	$24,189	33.6%
Construction:		.
Land acquisition and development	5,368	6.8%	7,956	11.1%
Commercial	503	0.6%	955	1.3%
Residential	817	1.0%	293	0.4%
Total construction	6,688	8.4%	9,204	12.8%
Residential	5,635	7.1%	7,305	10.1%
Agricultural	4,166	5.2%	5,355	7.4%
Total real estate	44,173	55.5%	46,053	63.9%
Consumer	2,356	3.0%	1,918	2.7%
Commercial	29,008	36.4%	23,012	32.0%
Agricultural	3,752	4.7%	690	1.0%
Other	311	0.4%	314	0.4%
Total non-performing loans	$79,600	100.0%	$71,987	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $2.5 million and $2.3 million would have been accrued for the nine months ended September 30, 2016 and 2015, respectively. Non-accrual loans, the largest component of non-performing assets, increased $5 million to $71 million as of September 30, 2016, from $66 million as of December 31, 2015, primarily due to the loans of four commercial real estate borrowers in the hospitality sector that were placed on non-accrual status during second quarter 2016 and the loans of one agricultural real estate borrower placed on non-accrual status during third quarter 2016. These increases were partially offset by the pay-off of the loans of one agricultural real estate borrower and one commercial real estate borrower aggregating $7 million.

Accruing loans past due 90 days or more. Accruing loans past due 90 days or more increased $3 million, or 45.1%, to $8 million as of September 30, 2016, from $5 million as of December 31, 2015, primarily due to the loans of one borrower in the energy sector.

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

OREO increased $3 million, or 51.1%, to $9 million as of September 30, 2016, from $6 million as of December 31, 2015, with approximately $1 million of the increase attributable to the Flathead Bank acquisition. As of September 30, 2016, the composition of OREO properties was 29% residential real estate, 32% land and land development and 39% commercial.

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

The Company's allowance for loan losses increased to $81 million, or 1.47% of period end loans, as of September 30, 2016, as compared to $77 million, or 1.46% of period end loans, as of December 31, 2015. During second quarter 2016, management performed an in-depth review of the qualitative factors used in determining the appropriate level of the allowance for loan losses utilizing our loss experience subsequent to the financial crisis. This review resulted in the adjustment of certain qualitative factors. The adjustment of qualitative factors combined with the management's assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses.

During third quarter 2015, we added a general economic qualitative loss factor to our allowance for loan loss calculation to estimate the potential impact of economic stresses on loans in our markets which are heavily impacted by energy prices. As of September 30, 2016, our direct exposure to the energy sector was approximately $61 million in outstanding loans, including approximately $45 million related to drilling and extraction activity and approximately $16 million advanced to service companies. We also had commitments to lend an additional $24 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 12.4% as of September 30, 2016, compared to 7.8% as of December 31, 2015. The increase in reserves allocated to energy loans was primarily due to specific valuation allowances related to the loans of two energy borrowers, an increase in criticized and classified energy sector loans and an increase in the general economic loss factor applied to all loans in markets heavily impacted by energy prices.

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2016, management determined that an allowance for loan losses related to acquired loans of $433 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Balance at beginning of period	$80,340	$79,924	$76,817	$74,256	$76,552
Provision charged to operating expense	2,363	2,550	4,000	3,289	1,098
Charge offs:
Real estate
Commercial	173	257	694	50	120
Construction	72	26	625	305	2,028
Residential	135	240	601	91	71
Agricultural	—	—	2	614	—
Consumer	2,157	1,712	1,892	2,008	1,537
Commercial	578	1,018	488	432	791
Agricultural	—	188	—	221	—
Total charge-offs	3,115	3,441	4,302	3,721	4,547
Recoveries:
Real estate
Commercial	83	45	309	639	387
Construction	31	51	1,441	538	—
Residential	103	93	51	153	—
Agricultural	4	21	558	—	—
Consumer	742	649	775	736	653
Commercial	680	448	275	927	113
Agricultural	4	—	—	—	—
Total recoveries	1,647	1,307	3,409	2,993	1,153
Net charge-offs	1,468	2,134	893	728	3,394
Balance at end of period	$81,235	$80,340	$79,924	$76,817	$74,256

Period end loans	$5,530,915	$5,413,242	$5,244,458	$5,246,196	$5,244,458
Average loans	5,469,294	5,324,812	5,222,905	5,194,970	5,222,905
Net loans charged-off to average loans, annualized	0.11%	0.16%	0.07%	0.06%	0.26%
Allowance to period end loans	1.47%	1.48%	1.52%	1.46%	1.43%

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

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $15 million, or less than 1.0%, to $2,072 million, or 23.1% of total assets, as of September 30, 2016, from $2,058 million, or 23.6% of total assets, as of December 31, 2015. In conjunction with the Flathead Bank acquisition, we acquired investment securities with fair values aggregating $101 million. Approximately $29 million of these securities were immediately sold. As of September 30, 2016, the estimated duration of our investment portfolio was 2.4 years, as compared to 2.8 years as of December 31, 2015.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2016, we had investment securities with fair values aggregating $143 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $4.2 million as of September 30, 2016 were attributable to changes in interest rates. No impairment losses were recorded during the three or nine months ended September 30, 2016 and 2015.

Cash and Cash Equivalents. Cash and cash equivalents decreased $79 million, or 10.1%, to $701 million as of September 30, 2016, from $780 million as of December 31, 2015. Exclusive of net cash and cash equivalents acquired as part of the Flathead Bank acquisition, cash and cash equivalents decreased $98 million, or 12.5%, from December 31, 2015 to September 30, 2016. During the first nine months of 2016, organic loan growth and stock repurchases were primarily funded through available funds resulting in decreases in cash and cash equivalents. Remaining decreases in cash and cash equivalents occurred during the normal course of business and are not reflective of changes in business plan or strategy.
Company-Owned Life Insurance. Company-owned life insurance increased $10 million, or 5.2%, to $197 million as of September 30, 2015, from $187 million as of December 31, 2015, with $6 million of the increase attributable to the Flathead Bank acquisition. The remaining increase was due to increases in the cash surrender values of existing company-owned life insurance policies.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $240 million, or 3.4%, to $7,329 million as of September 30, 2016, from $7,089 million as of December 31, 2015, with approximately $210 million of the increase attributable to the Flathead Bank acquisition. Exclusive of the Flathead Bank acquisition, total deposits increased $30 million, or less than 1.0%, due to organic growth. During the nine months ended September 30, 2016, we continued to experience a shift in the mix of deposits away from higher costing time deposits to lower costing demand deposits.

The following table summarizes our deposits as of the dates indicated.

Deposits
(Dollars in thousands)	September 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Non-interest bearing demand	$1,965,872	26.8%	$1,823,716	25.7%
Interest bearing:
Demand	2,174,443	29.7	2,178,373	30.7
Savings	2,095,678	28.6	1,955,256	27.6
Time, $100 and over	485,253	6.6	487,372	6.9
Time, other (1)	607,335	8.3	644,220	9.1
Total interest bearing	5,362,709	73.2	5,265,221	74.3
Total deposits	$7,328,581	100.0%	$7,088,937	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $28 million as of September 30, 2016 and $38 million as of December 31, 2015.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, including municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. Repurchase agreement balances decreased $34 million, or 6.6%, to $477 million as of September 30, 2016, from $511 million as of December 31, 2015. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

Deferred Tax Liability. Our net deferred tax liability increased $5 million, or 52.5%, to $15 million as of September 30, 2016, from $10 million as of December 31, 2015, primarily due to increases in deferred tax liabilities related to unrealized gains on available-for sale investment securities.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $32 million, or 3.4%, to $983 million as of September 30, 2016, from $950 million as of December 31, 2015, primarily due to the retention of earnings and increases in unrealized holding gains, net of taxes, on available-for-sale investment securities. During the nine months ended September 30, 2016, we repurchased and retired 975,877 shares of our Class A common stock in open market transactions at an aggregate purchase price of $26 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors. For additional information regarding the repurchase, see “Note 8 – Capital Stock” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

On October 21, 2016, we declared a quarterly dividend to common stockholders of $0.22 per share payable on November 14, 2016 to to shareholders of record as of October 31, 2016. This dividend equates to a 3.0% annual yield based on the $29.83 average closing price of the Company's common stock during third quarter 2016.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phases in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of September 30, 2016 and December 31, 2015, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2016, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2016, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2016.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
July 2016	1,333	$28.93	—	24,123
August 2016	—	—	—	24,123
September 2016	1,202	31.99	—	24,123
Total	2,535	$30.38	—	24,123

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Section 1350 Certifications.

101	Interactive data file

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 7, 2016	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	November 7, 2016		/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer