Form 10-K
period 2016-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2017-03-02
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $665,604,447.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2017:

Class A common stock	21,753,730
Class B common sock	23,241,905
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2017. The information required by Part III of this Form 10-K is incorporated by reference from such Proxy Statement.

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

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971. We are headquartered in Billings, Montana. As of December 31, 2016, we had consolidated assets of $9.1 billion, deposits of $7.4 billion, loans of $5.5 billion and total stockholders’ equity of $983 million. We currently operate 80 banking offices, including detached drive-up facilities, in 46 communities located in Montana, Wyoming and South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism. Our principal markets range in size from approximately 23,000 to 150,000 people, have diversified economic characteristics and positive population growth prospects and usually serve as trade centers for larger rural areas.

In January 2017, we acquired for cash, all rights, title and interest in and to all First Interstate-related U.S. trademark registrations, or Trademarks, domain names and common law rights and goodwill associated with the Trademarks that were previously owned by Wells Fargo & Company. We are now able to use the “First Interstate” name and logo throughout the United States.

Our goal is to be the premier financial services provider within the communities we serve. We are committed to be a leader in the financial and social fabric of our communities by continuously strengthening our relationships with our employees and our clients while driving long-term shareholder value. As a community bank we adhere to six common values that provide a foundation for our growth and success. They are: (1) we put people first; (2) we strive for excellence; (3) we act with integrity; (4) we embrace change; (5) we are committed to our communities; and, (6) we celebrate success. These values support our commitment to our employees, our clients, our communities and our shareholders.

We have grown our business by adhering to this set of values and we have a long-term disciplined perspective that emphasizes our commitment to providing high-quality financial products and services, delivering quality client service, effecting business leadership through professional and dedicated managers and employees, assisting our communities through socially responsible leadership and cultivating a strong and positive corporate culture. We intend to remain a leader in our markets by continuing to adhere to these core values that have contributed to our growth and success. In addition, we plan to continue to expand our business in a disciplined and prudent manner, including organic growth in our existing market areas and expansion into new and complementary markets when appropriate opportunities arise.

Recent Acquisitions

On April 6, 2016, our bank subsidiary, FIB, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork, or Flathead Bank, a wholly-owned subsidiary of Flathead Holding Company of Bigfork, with branches located in western and northwestern Montana. The acquisition was completed on August 12, 2016 for cash consideration of $34 million. Flathead Bank was merged with FIB immediately subsequent to the acquisition. As of the date of the acquisition, Flathead Bank had total assets of $254 million, loans of $83 million and deposits of $210 million.

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

For additional information regarding these acquisitions, see “Managements’ Discussion and Analysis — Recent Trends and Developments” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15.

Pending Acquisition of Cascade Bancorp

On November 17, 2016, we entered into an agreement and plan of merger, the Agreement, to acquire all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 50 banking offices across Oregon, Idaho and Washington. Under the terms of the Agreement, each outstanding share of Cascade Bancorp will convert into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. Based on the closing price of the our Class A common stock on December 31, 2016, the merger consideration represents an aggregate purchase price of approximately $628 million. Upon completion of the merger, which is expected to close during third quarter 2017 subject to regulatory and shareholder approvals, we will become a regional community bank with over $12 billion in total assets with a geographic footprint that will span Montana, Wyoming, South Dakota, Idaho, Oregon and Washington.

For additional information regarding the pending acquisition, see “Managements’ Discussion and Analysis — Recent Trends and Developments” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15. For additional information regarding risks associated with the pending acquisition, see "Risk Factors" included in Item 1A herein.

Community Banking

Community banking encompasses commercial and consumer banking services provided through our Bank, primarily the acceptance of deposits; extensions of credit; mortgage loan origination and servicing; and trust, employee benefit, investment and insurance services. Our community banking philosophy emphasizes providing customers with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through community service activities. We grant our banking offices significant authority in delivering products in response to local market considerations and customer needs. This authority enables our banking offices to remain competitive by responding quickly to local market conditions and enhances their relationships with the customers they serve. We also require accountability by having company-wide standards and established limits on the authority and discretion of each banking office. This combination of authority and accountability allows our banking offices to provide personalized customer service and be in close contact with our communities, while at the same time promoting strong performance and remaining focused on our overall financial performance.

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

While each loan must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area.  Lending authorities are established at individual, branch and market levels.  Branch loan officers are granted levels of credit authority in approving and pricing loans to assure that our banking offices are responsive to competitive issues and community needs in each market area.  Credit authorities are established and assigned based on the credit experience and credit acumen of each branch loan officer.  Credit authority is under the direction of our Chief Credit Officer or his designee and is reviewed on an ongoing basis.  Credits over the authority of branch loan officers are approved by our credit administration group.

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

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency and custodial services to individuals, businesses and nonprofit organizations. These services include the administration of estates and personal trusts; management of investment accounts for individuals, employee benefit plans and charitable foundations; and insurance planning. As of December 31, 2016, the estimated fair value of trust assets held in a fiduciary or agent capacity was $4.9 billion.

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

Employees

We recognize quality, engaged employees are critical to our ability to serve our customers and to the success of our company. We strive to be the employer of choice in the markets we serve. At December 31, 2016, we employed 1,721 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good. This is supported by the results of an employee engagement survey, in which 96% of our employees participated with an average engagement score of 76%.

Regulation and Supervision

Regulatory Authorities

We are subject to extensive regulation under federal and state laws. A description of certain material laws and regulations applicable to us is summarized below. This description is not intended to summarize all laws and regulations applicable to us. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance. Those issuances may affect the conduct of our business or impose additional regulatory obligations. Descriptions of statutory and regulatory provisions and requirements do not purport to be complete and are qualified in their entirety by reference to those provisions.

As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, regulation and regular examination by the Board of Governors of the Federal Reserve System, or Federal Reserve. Because we are a public company, we are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as administered by the Securities and Exchange Commission, or the SEC.

The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the Montana Department of Administration, Division of Banking and Financial Institutions, or Montana Division. Although the Bank is not currently directly supervised by the Consumer Financial Protection Bureau, or CFPB, certain of the Bank's consumer banking activities are also subject to CFPB regulations.

The Bank's deposits are insured by the Deposit Insurance Fund, or the DIF, of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or the FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.

The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of its permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with various laws and regulations and the collection and retention of information. As the regulatory framework for bank holding companies and banks continues to grow and become more complex, the cost of complying with regulatory requirements continues to increase. In addition, when our consolidated assets exceed $10 billion, we will become subject to additional statutory and regulatory requirements and would incur additional compliance costs. As of December 31, 2016, our consolidated assets were $9.1 billion. However, the pending acquisition of Cascade Bancorp, if consummated, would cause us to exceed $10 billion in assets.

Financial and Bank Holding Company

We are a bank holding company and have registered as a financial holding company under regulations issued by the Federal Reserve. Under federal law, we are required to serve as a source of financial and managerial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to a subsidiary bank.

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. The Federal Reserve considers a number of factors in evaluating acquisitions including, but not limited to, the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities served and competitive factors. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, when considering an application, the Federal Reserve is also required to evaluate whether the transaction would result in more concentrated risks to the United States banking or financial system. Under federal law and regulations, a bank holding company may acquire banks in states other than its home state if, among other things, the bank holding company is both “well capitalized” and “well managed” both before and after the acquisition.

Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana. As of December 31, 2016, the Bank controlled approximately 18% of the total deposits of all insured depository institutions located in Montana. The state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.

We have voluntarily registered with the Federal Reserve as a financial holding company. As a financial holding company, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally.

We may engage in authorized financial activities, provided that we remain a financial holding company and are “well capitalized” and “well managed.” We do not currently engage in significant financial holding company businesses or activities not otherwise permitted for bank holding companies generally.

In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana also conduct periodic on-site and off-site inspections and credit reviews throughout the year. The federal banking agencies, including the Federal Reserve, may also require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted to bank holding companies under governing law.

Dividends and Restrictions on Transfers of Funds

Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends to our shareholders. Under both state and federal law, the amount of dividends that may be paid by the Bank from time to time is limited. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years' net earnings without providing notice to the Montana Division.

The capital buffer rules adopted by the federal banking regulators in accordance with the Basel Accords impose further limitations on the Bank’s ability to pay dividends. In general, the Bank’s ability to pay dividends is limited under the capital buffer rules unless the Bank’s common equity conservation buffer exceeds the minimum required capital ratio by a specified amount which, when fully phased-in, will be 2.5% of risk-weighted assets.

A state or federal banking regulator may impose, by regulatory order or agreement of the Bank, specific dividend limitations or prohibitions in certain circumstances. The Bank is not currently subject to a specific regulatory dividend limitation.

In general, a bank is also prohibited from making capital distributions, including dividends, if it would be “under-capitalized” under the regulatory framework for corrective action after making such payments. See “Capital Standards and Prompt Corrective Action.”

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters (net of previous capital distributions) is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes under-capitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Restrictions on Transactions with Affiliates, Directors and Officers

Under the Federal Reserve Act, the Bank may not lend funds or otherwise extend credit to us or any other affiliate, except on specified types and amounts of collateral generally upon market terms and conditions. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve's Regulation W and relevant federal statutes, among other things, impose significant limitations on transactions in which the Bank may engage with us or with other affiliates, including per affiliate and aggregate limits on affiliate transactions.

Federal Reserve Regulation O restricts loans to the Bank and Company insiders, which includes directors, certain officers and principal stockholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank board of directors.

Capital Standards and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies, which involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. The capital requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Bank and the Company.

Federal regulations require FDIC-insured depository institutions and bank holding companies to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like us that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements in individual cases where deemed necessary. The Federal Reserve has not established individual capital requirements applicable to us or the Bank.

The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. However, because we met the criteria for grandfathering under the Dodd-Frank Act, the limitations on use of hybrid capital instruments do not apply to our outstanding instruments.

Federal law requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The law sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the common equity tier 1 capital ratio, total capital ratio, the tier 1 capital ratio and the leverage ratio.

A depository institution is generally prohibited from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be under-capitalized. Under-capitalized institutions may be subject to growth limitations and other restrictions and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.”

“Significantly under-capitalized” depository institutions are subject to additional requirements and restrictions, such as orders to sell sufficient stock to become “adequately capitalized,” to reduce total assets, restrict interest rates paid, remove management and directors and cease receipt of deposits from correspondent banks. “Critically under-capitalized” institutions are subject to the appointment of a receiver or conservator.

The capital stock of banks organized under Montana law, such as the Bank, may be subject to assessment upon the direction of the Montana Department of Administration under the Montana Bank Act. Under the Montana Bank Act, if the Department of Administration determines an impairment of a bank's capital exists, it may notify the bank's board of directors of the impairment and require payment of an assessment on the bank stock. If the bank fails to do so, the Department of Administration may, among other things, take charge of the bank and proceed to liquidate the bank.

Safety and Soundness Standards and Other Supervisory and Enforcement Mechanisms

The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, internal controls and audit systems. These standards are designed to identify potential concerns and ensure that action is taken to address those concerns before they pose a risk to the DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may take other supervisory action.

Pursuant to the Dodd-Frank Act, federal banking regulators impose additional supervisory measures on banking organizations when they exceed $10 billion in assets. These include enhanced risk management and corporate governance processes and stress-testing requirements based on scenarios specified by the regulators. We currently have less than $10 billion in assets, but would exceed that threshold upon consummation of the pending Cascade Bancorp acquisition.

The Federal Reserve has authority to bring enforcement action against a bank or bank holding company and all “institution-affiliated parties” of a bank or bank holding company, including directors, officers, stockholders and, under certain circumstances, attorneys, appraisers and accountants for the bank or holding company. Formal enforcement actions may include measures such as the issuance of a capital directive or cease and desist order to removal of officers and/or directors or the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and can range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Federal Reserve that enforcement action be taken with respect to a particular bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. Montana law also provides the Montana Division with various enforcement mechanisms and, ultimately, authority to appoint a receiver or conservator for a Montana bank.

Deposit Insurance

The FDIC insures our customer deposits through the DIF up to $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on financial measures and supervisory ratings derived from a statistical model estimating the probability of failure within a three-year period, with banks deemed more risky paying higher assessment.

The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. However, under the Dodd-Frank Act, the effects of any increases in deposit insurance premium assessments necessary to achieve the 1.35% reserve ratio are to be offset for the benefit of depository institutions with total consolidated assets of less than $10 billion, once the ratio reaches 1.15%. The 1.15% ratio was achieved on or about June 30, 2016. Consequently, effective July 1, 2016, the FDIC revised its system to impose surcharges on institutions with $10 billion or more in assets and credit smaller institutions for any future payments toward reaching the 1.35% ratio. This system will remain in place until the earlier of the DIF reaching the 1.35% ratio or December 31, 2018. If the ratio has not been achieved by that date, a shortfall assessment would be applied. The Bank currently has total consolidated assets of less than $10 billion, but would reach that threshold upon consummation of the pending Cascade Bancorp acquisition.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or the FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates are set at 0.00056% of total assets and will continue until the FICO bonds mature in 2017 through 2019.

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

The Bank is subject to a variety of federal and state laws, regulations and reporting obligations aimed at protecting consumers and Bank customers. Failure to comply with these laws and regulations may, among other things, impair the collection of loans made in violation of the laws and regulations, provide borrowers or other customers certain rights and remedies or result in the imposition of penalties on the Bank. Certain of these laws and regulations are described below.

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

The Truth in Lending Act, or TILA, requires disclosures to borrowers and other parties in consumer loans including, among other things, disclosures relating to interest rates and other finance charges, payments and payment schedules and annual percentage rates. TILA provides remedies to borrowers upon certain failures in compliance by a lender.

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

The Home Ownership and Equity Protection Act regulates terms and disclosures of certain closed-end home mortgage loans that are not purchase money loans and includes loans classified as “high-cost loans.”

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

The Federal Reserve has issued regulations relating to fees and charges in debit card transactions to implement provisions of the Dodd-Frank Act. Card issuers with consolidated assets of less than $10 billion are exempt from the interchange fee standards but are subject to other rules addressing exclusivity and other requirements. The Bank is not currently subject to the interchange fee standards, since its consolidated assets are less than $10 billion. However, if the pending Cascade Bancorp acquisition if consummated, it would put us over $10 billion in assets. Based on our 2016 debit card transaction volume, we estimate interchange fee caps prescribed under the Dodd-Frank Act for issuers with consolidated assets in excess of $10 billion would have reduced our debit card interchange fee income by approximately $8 million.

The federal consumer protection scheme was revised by the Dodd-Frank Act. Among other things, the CFPB was created with authority to regulate consumer financial products and services and implement and enforce federal consumer financial laws. Although the CFPB is accorded examination and enforcement authority, the CFPB's authority does not generally extend to depository institutions with total assets of less than $10 billion. The Bank currently has total assets of less than $10 billion and therefore has continued to be examined by the Federal Reserve for compliance with federal consumer protection laws. However, the Bank will become subject to CFPB examination and enforcement authority when it exceeds $10 billion in assets, which will occur if the pending Cascade Bancorp acquisition is consummated.

The Community Reinvestment Act, or CRA, generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be assessed for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when evaluating applications for such transactions as mergers and new branches.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent published examination. Although the Bank's policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management responds pro-actively to correct all instances of non-compliance and implement procedures to prevent further violations from occurring.

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

Incentive Compensation

In May 2016, the Federal Reserve Board, other federal banking agencies and the SEC jointly published re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of February 2017, if these or other regulations are adopted in a form similar to the proposed rule-making, they will impose limitations on the manner in which we may structure compensation for our executives.

Cyber-security

In March 2015, federal regulators issued two related statements regarding cyber-security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cyber-security attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cyber-security.

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

Risks Relating to the Market and Our Business

A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

Our customers are located predominantly in Montana, Wyoming and South Dakota. Our profitability depends primarily on the general economic conditions in these areas. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We are subject to lending risks.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments. Our lending is affected by increases in interest rates and/or weakening economic conditions, each of which could adversely impact the ability of borrowers to repay outstanding loans or impact the value of the collateral securing these loans, resulting in higher delinquencies, repossessions and losses, which would have an adverse impact on our business, financial condition, results of operations and prospects. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action.

At December 31, 2016, we had $2.6 billion of commercial loans, including $1.8 billion of commercial real estate loans, representing approximately 48% of our total loan portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition and results of operations.

In addition, at December 31, 2016, we had $1.7 billion of agricultural, construction, residential and other real estate loans, representing approximately 31% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Changes in interest rates could negatively impact our net interest income, may weaken demand for our products and services or harm our results of operations and cash flows.

Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. An increase in interest rates may reduce customers' desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans, which may lead to an increase in non-performing assets and a reduction of income recognized. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition and results of operations.

If we experience loan losses in excess of estimated amounts, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if the banking authorities or regulations require us to increase the allowance for loan losses, our earnings, financial condition, results of operations and prospects could be significantly and adversely affected.

We may be adversely affected by declining oil and gas prices, and declining demand for coal.

Oil and gas drilling and production in Wyoming and in the Bakken Formation in Montana and North Dakota have been important contributors to our region's economic growth over the years. As of December 31, 2016, our direct exposure to the oil and gas industry was approximately $59 million in outstanding loans, including approximately $43 million related to drilling and extraction activity and approximately $16 million advanced to oil and gas service companies. As of December 31, 2016, we also had commitments to lend an additional $25 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our customers. We carefully monitor the impact of volatility in oil and gas prices on our loan portfolio. As of December 31, 2016, 76.3% of our outstanding oil and gas loans were criticized.

Additionally, adverse developments in the demand for coal due to tightening environmental regulations, the suspension of new coal leasing on federal lands, slower growth in electricity demand and fuel competition from low natural gas prices, may impact the economies of the Powder River Basin in Montana and Wyoming.

Adverse developments in the energy sector could have spillover effects on the broader economies of our market areas, including commercial and residential real estate values and the general level of economic activity. The State of Wyoming derives a significant portion of its operating budget from energy extraction and related industries. As such, reductions in oil, gas and coal related revenues may have additional negative economic implications for the State of Wyoming. There is no assurance that our business, financial condition, results of operations and cash flows will not be adversely impacted by increases in non-performing oil and gas loans, or by the direct and indirect effects of current and future conditions in the energy industry.

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

Following the fourth consecutive quarter (and any applicable phase-in period) where our or the Bank’s total consolidated assets equal or exceed $10 billion, we or the Bank, as applicable, will be subject to the following Dodd-Frank Act provisions, among others:

•
The Dodd-Frank Act created the CFPB, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Currently, the Federal Reserve Board and the Montana Division examine the Bank for compliance with consumer protection laws. However, the CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly will assume examination and enforcement authority over us should we exceed $10 billion in total assets.

•
The Dodd-Frank Act has limited the interchange fees for electronic debt transactions by a payment card issuer to $0.21 plus five basis points times the value of the transaction, plus up to $0.01 for fraud prevention costs. Should we exceed $10 billion in total assets, our interchange revenue will be significantly lower.

•
The Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. Should we exceed $10 billion in total assets, we will not be entitled to benefit from the offset.

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for oversight of enterprise-wide risk management practices, which must be commensurate with the bank’s structure, risk profile, complexity, activities and size.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests to determine whether the capital planning of the combined company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The results of the annual stress tests are reported to the Federal Reserve Board, and it will be required to consider the results of the company’s stress tests as part of its capital planning and risk management practices.

While we do not currently have $10 billion or more in total consolidated assets, if our announced acquisition of Cascade Bancorp is completed as expected, our total consolidated assets will exceed $10 billion during the third quarter of 2017. Assuming the merger is consummated, we anticipated we will become subject to the Dodd-Frank Act stress testing requirements commencing on January 1, 2019.

It is difficult to predict the overall cost of complying with the Dodd-Frank Act. Compliance with the Dodd-Frank Act requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, engage external consultants or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

We may be unable to successfully integrate or profitably operate acquired organizations, which could have an adverse effect on our financial condition or results of operations.

Acquisitions of other banks and financial institutions involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include, among other things: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies may require the experience and expertise of certain key employees of the target company that we expect to retain. We may not be successful in retaining these employees for the time period necessary to successfully integrate the acquired company’s operations with ours. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on our business and results of operations following the merger.

Additionally, we may not be able to successfully achieve the level of cost savings, revenue enhancements, and other synergies that we expect, and may not be able to capitalize upon the existing customer relationships of the acquired company to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. This could have an adverse effect on our business, results of operation and stock price.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, we had goodwill of $213 million, or 22% of our total stockholders' equity. Further, the acquisition of Cascade Bancorp may significantly increase the amount of our goodwill, which could increase impairment losses.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board, or FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. The FASB proposed amendments to its guidance on the credit impairment of financial instruments. The proposed amendments, which will be effective for our first fiscal year after December 15, 2019, would introduce a new impairment model based on current expected credit losses, or CECL rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments.

Unlike the incurred loss models in existing generally accepted accounting principles, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, we would recognize an impairment allowance equal to our current estimate of expected credit losses for financial instruments as of the end of the reporting period. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

As a result of low unemployment rates in Montana, Wyoming, South Dakota and the surrounding region, there is substantial competition for qualified personnel in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates in certain of our markets may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified, skilled employees, which could negatively impact our results of operations and prospects.

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

Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies, or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities. In this regard, government authorities, including the bank regulatory agencies, often pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from prior rules); and (4) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The final rule also established a “capital conservation buffer” of 2.5%, that, when fully phased in, will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

The FDIC has adopted a plan to increase the federal DIF, including additional future premium increases and special assessments.

The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. As a result, the deposit insurance assessments to be paid by the Bank could increase. Any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition, and results of operations.

Final CFPB regulations could restrict our ability to originate and sell mortgage loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

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

In addition, we provide our customers with the ability to bank remotely, including online, through their mobile device and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Despite efforts to ensure the integrity of our systems, cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks, nor may we be able to implement guaranteed preventive measures against such security breaches. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers. These risks may increase in the future as we continue to increase our mobile payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

Additionally, some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition, results of operations and prospects.

We are subject to liquidity risks.

Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities and hold overnight funds that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank, or FHLB, advances, the issuance of debt or equity securities and borrowings through the Federal Reserve's discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, difficult or illiquid credit markets or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material adverse effect on our regulatory standing, business, financial condition or results of operations.

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

We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. Any future deficiencies, weaknesses or losses related to internal operating control systems could have an adverse effect on our business and, in turn, on our financial condition, results of operations and prospects, as well as how we are perceived by our customers, regulators and investors.

We face significant competition from other financial institutions and financial services providers.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources, higher lending limits and larger branch networks. Such competitors primarily include national and regional banks within the various markets we serve. We also face competition from many other types of financial institutions, including, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology firms and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, some competitors may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology enables financial institutions to better serve customers and to perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition, results of operations and prospects.

 Our Bank's ability to pay dividends to us is subject to regulatory limitations, which, to the extent we are not able to receive such dividends, may impair our ability to grow, pay dividends, cover operating expenses and meet debt service requirements.

We are a legal entity separate and distinct from the Bank, our only bank subsidiary. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from the Bank for a substantial part of our revenue. Accordingly, our ability to pay dividends, cover operating expenses and acquire other institutions depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank's ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval. For example, in general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years' net earnings without providing notice to the Montana Division.

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

Risks Relating to Our Pending Acquisition of Cascade Bancorp

The success of the merger and integration of Cascade Bancorp will depend on a number of uncertain factors that could materially and adversely affect the financial condition and results of our operations and that of the combined company or prevent the combined company from realizing the anticipated benefits of the merger.

The success of the merger and the ability to realize the its anticipated benefits will depend on a number of factors, including:

•	our ability to integrate the branches acquired from Cascade Bancorp into our current operations;

•	our ability to limit the outflow of deposits held by customers of the acquired branches and to successfully retain and manage interest-earning assets acquired in the merger;

•	our ability to control the incremental non-interest expense of the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. We may not be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, the operation of the acquired branches may adversely affect our existing profitability, we may not be able to achieve results in the future similar to those achieved by the existing banking business or we may not be able to manage growth resulting from the merger effectively.

Failure to complete the merger could negatively impact our stock prices, future business and financial results.

There can be no assurance that our announced merger with Cascade Bancorp will be completed. If the merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;

•
Under the merger agreement, we are subject to certain restrictions on the conduct of business before completing the merger, which may adversely affect our ability to execute certain of our business strategies if the merger is terminated; and

•
matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from customers and employees. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by us against Cascade Bancorp seeking damages or to compel Cascade Bancorp to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on our results of operation, business and stock price.

Our shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over the combined organization.

Our shareholders currently have the right to vote in the election of members for our board of directors and on various other matters affecting us. Upon the completion of the merger, our Class A common stockholders will have their ownership interests diluted by approximately 9.7% and voting interests diluted by approximately 1.2%; and, the holders of our Class B common stock will have their ownership interests diluted by approximately 10.4% and voting interests diluted by approximately 6.4%.

Risks Relating to Our Common Stock

Our common stock share price could be volatile and could decline.

The market price of our Class A common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	prevailing market conditions;

•	our historical performance and capital structure;

•	estimates of our business potential and earnings prospects;

•	an overall assessment of our management;

•	conversion by our Class B shareholders of their shares into Class A common stock to liquidate their holdings;

•	our performance relative to our peers;

•	market demand for our shares;

•	perceptions of the banking industry in general;

•	political influences on investor sentiment; and,

•	consumer confidence.

At times the stock markets, including the NASDAQ Stock Market, on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Further, because our Class B common stock is convertible on a share-for-share basis into Class A common stock and the share price of our Class B common stock is based upon the share price of our Class A common stock, our Class B stock price is similarly impacted by the factors listed above.

In addition, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our dividend policy may change.

Although we have historically paid dividends to our stockholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. The amount of any dividend declaration is subject to our evaluation of our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors.

An investment in our common stock is not an insured deposit.

Our Class A and Class B common stock is not a bank savings account or deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or any other public or private entity. As a result, holders of our common stock could lose some or all of their investment.

Holders of the Class B common stock have voting control of our company and are able to determine virtually all matters submitted to stockholders, including potential change in control transactions.

Members of the Scott family control in excess of 77% of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of our assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.

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

We are a financial and bank holding company incorporated in the State of Montana. Anti-takeover provisions in Montana law and our articles of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of our Class A common stock. These provisions could adversely affect the market price of our Class A common stock and could reduce the amount that Class A and Class B stockholders might receive if we are sold.

Our articles of incorporation provide that our Board may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our Class A and Class B common stock with the opportunity to realize a premium over the then-prevailing market price of such Class A common stock.

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

As a result, in the future, our compensation and governance and nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are not restricted from issuing additional Class A common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Class A common stock. We may issue additional Class A common stock in the future pursuant to current or future employee equity compensation plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of Class A common stock for any reason, the issuance would have a dilutive effect on the holders of our Class A and Class B common stock and could have a material negative effect on the market price of our Class A common stock.

The common stock is equity and is subordinate to our existing and future indebtedness.

 Shares of our Class A and Class B common stock are equity interests and do not constitute indebtedness. As such, shares of our Class A and Class B common stock rank junior to all our indebtedness, including any subordinated term loans, subordinated debentures held by trusts that have issued trust preferred securities other non-equity claims on us with respect to assets available to satisfy claims on us.  In the future, we may make additional offerings of debt or equity securities or, we may issue additional debt or equity securities as consideration for future mergers and acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50% interest. We lease approximately 102,609 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at an additional 79 locations in Montana, Wyoming and South Dakota, of which 13 properties are leased from independent third parties and 66 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

At December 31, 2016, we had issued and outstanding 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock. At December 31, 2016, we also had outstanding stock options to purchase an aggregate of 529,562 shares of our Class A common stock and 411,281 shares of our Class B common stock.

Members of the Scott family control in excess of 77% of the voting power of our outstanding common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control of our Company within the Scott family.

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

Quarter Ended	High	Low

March 31, 2015	$27.82	$23.90
June 30, 2015	28.79	26.83
September 30, 2015	28.50	25.68
December 31, 2015	30.64	26.84
March 31, 2016	28.92	24.92
June 30, 2016	29.55	26.44
September 30, 2016	32.56	26.89
December 31, 2016	43.10	30.70

As of December 31, 2016, we had 687 record shareholders, including the Wealth Management division of FIB as trustee for 888,665 shares of Class A common stock held on behalf of 744 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a dividend to all common shareholders quarterly. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividends follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2015	$0.20	$9,114,216
Second quarter 2015	0.20	9,073,574
Third quarter 2015	0.20	9,071,305
Fourth quarter 2015	0.20	9,030,775
First quarter 2016	0.22	9,859,940
Second quarter 2016	0.22	9,847,205
Third quarter 2016	0.22	9,808,340
Fourth quarter 2016	0.22	9,838,816

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Restrictions on Transfers of Funds to Us and the Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included in Part II, Item 7 herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
October 2016	—	$—	—	24,123
November 2016	—	—	—	24,123
December 2016	17,254	42.55	—	24,123
Total	17,254	$42.55	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our Class A common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index, the NASDAQ Bank Index and the SNL U.S. Bank NASDAQ index, measured on the last trading day of each year shown. The NASDAQ Bank Index and the SNL U.S. Bank Nasdaq index are comparative peer indexes comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the NASDAQ Stock Market. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. This graph assumes a $100 investment in our Class A common stock on December 31, 2011, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Interstate BancSystem, Inc.	$100.00	$122.41	$229.16	$230.28	$247.82	$374.06
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL U.S. Bank NASDAQ	100.00	119.19	168.21	176.48	192.08	265.02
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2016 and 2015, and the results of our operations for the fiscal years ended December 31, 2016, 2015 and 2014, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2013, 2012 and 2011, and the results of our operations for the fiscal years ended December 31, 2012 and 2011, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Net loans	$5,402,330	$5,169,379	$4,823,243	$4,259,514	$4,123,401
Investment securities	2,124,468	2,057,505	2,287,110	2,151,543	2,203,481
Total assets	9,063,895	8,728,196	8,609,936	7,564,651	7,721,761
Deposits	7,376,110	7,088,937	7,006,212	6,133,750	6,240,411
Securities sold under repurchase agreements	537,556	510,635	502,250	457,437	505,785
Long-term debt	27,970	27,885	38,067	36,917	37,160
Preferred stock pending redemption (1)	—	—	—	—	50,000
Subordinated debentures held by subsidiary trusts	82,477	82,477	82,477	82,477	82,477
Preferred stockholders’ equity (1)	—	—	—	—	—
Common stockholders’ equity	982,593	950,493	908,924	801,581	751,186
Selected Income Statement Data:
Interest income	$297,426	$282,423	$267,067	$257,662	$273,900
Interest expense	17,661	18,060	18,606	20,695	30,114
Net interest income	279,765	264,363	248,461	236,967	243,786
Provision for loan losses	9,991	6,822	(6,622)	(6,125)	40,750
Net interest income after provision for loan losses	269,774	257,541	255,083	243,092	203,036
Non-interest income	136,496	121,515	111,835	113,024	115,509
Non-interest expense	261,011	248,599	237,303	223,414	230,283
Income before income taxes	145,259	130,457	129,615	132,702	88,262
Income tax expense	49,623	43,662	45,214	46,566	30,038
Net income	95,636	86,795	84,401	86,136	58,224
Preferred stock dividends	—	—	—	—	3,300
Net income available to common shareholders	$95,636	$86,795	$84,401	$86,136	$54,924
Common Share Data:
Earnings per share:
Basic	$2.15	$1.92	$1.89	$1.98	$1.28
Diluted	2.13	1.90	1.87	1.96	1.27
Dividends per share	0.88	0.80	0.64	0.41	0.61
Book value per share (2)	21.87	20.92	19.85	18.15	17.35
Tangible book value per share (3)	16.91	16.19	15.07	13.89	12.97
Weighted average shares outstanding:
Basic	44,511,774	45,184,091	44,615,060	43,566,681	42,965,987
Diluted	44,910,396	45,646,418	45,210,561	44,044,602	43,092,978

Five Year Summary (continued) (Dollars in thousands except share and per share data)

As of or for the year ended December 31,	2016	2015	2014	2013	2012
Financial Ratios:
Return on average assets	1.10%	1.02%	1.06%	1.16%	0.79%
Return on average common equity	9.93	9.37	9.86	11.05	7.46
Return on average tangible common equity (4)	12.81	12.23	12.88	14.59	10.07
Average stockholders’ equity to average assets	11.04	10.87	10.77	10.49	10.57
Yield on average earning assets	3.80	3.70	3.75	3.84	4.10
Cost of average interest bearing liabilities	0.30	0.31	0.34	0.40	0.58
Interest rate spread	3.50	3.39	3.41	3.44	3.52
Net interest margin (5)	3.57	3.46	3.49	3.54	3.66
Efficiency ratio (6)	62.70	64.42	65.86	63.83	64.09
Common stock dividend payout ratio (7)	40.93	41.65	33.83	20.71	47.66
Loan to deposit ratio	74.27	74.01	69.90	70.84	67.69
Asset Quality Ratios:
Non-performing loans to total loans (8)	1.40%	1.37%	1.32%	2.22%	2.61%
Non-performing assets to total loans and other real estate owned (OREO) (9)	1.58	1.49	1.59	2.57	3.35
Non-performing assets to total assets	0.96	0.90	0.91	1.48	1.85
Allowance for loan losses to total loans	1.39	1.46	1.52	1.96	2.38
Allowance for loan losses to non-performing loans	99.52	106.71	114.58	88.28	91.31
Net charge-offs to average loans	0.20	0.08	0.10	0.21	1.26
Capital Ratios:
Tangible common equity to tangible assets (10)	8.60%	8.64%	8.22%	8.32%	7.46%
Net tangible common equity to tangible assets (11)	9.28	9.35	8.94	9.14	8.26
Tier 1 common capital to total risk weighted assets (12)	12.65	12.69	13.08	13.31	11.94
Leverage ratio	10.11	10.12	9.61	10.08	8.81
Tier 1 risk-based capital	13.89	13.99	14.52	14.93	13.60
Total risk-based capital	15.13	15.36	16.15	16.75	15.59

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

Non-GAAP Financial Measures - Five Year Summary (Dollars in thousands except share and per share data)

As of December 31,	2016	2015	2014	2013	2012
Total common stockholders' equity (GAAP)	$982,593	$950,493	$908,924	$801,581	$751,186
Less goodwill and other intangible assets (excluding mortgage servicing rights)	222,468	215,119	218,870	188,214	189,637
Tangible common stockholders' equity (Non-GAAP)	760,125	735,374	690,054	613,367	561,549
Add deferred tax liability for deductible goodwill	60,499	60,499	60,499	60,499	60,499
Net tangible common stockholders' equity (Non-GAAP)	$820,624	$795,873	$750,553	$673,866	$622,048
Total Assets (GAAP)	$9,063,895	$8,728,196	$8,609,936	$7,564,651	$7,721,761
Less goodwill and other intangible assets (excluding mortgage servicing rights)	222,468	215,119	218,870	188,214	189,637
Tangible assets (Non-GAAP)	$8,841,427	$8,513,077	$8,391,066	$7,376,437	$7,532,124
Average Balances:
Total common stockholders' equity (GAAP)	$963,530	$926,050	$855,862	$779,530	$735,984
Less goodwill and other intangible assets (excluding mortgage servicing rights)	216,726	216,494	200,740	188,954	190,381
Average tangible common stockholders' equity (Non-GAAP)	$746,804	$709,556	$655,122	$590,576	$545,603
Common shares outstanding	44,926,176	45,458,255	45,788,415	44,155,063	43,290,323
Net income available to common shareholders	$95,636	$86,795	$84,401	$86,136	$54,924
Book value per common share (GAAP)	$21.87	$20.92	$19.85	$18.15	$17.35
Tangible book value per common share (Non-GAAP)	16.92	16.19	15.07	13.89	12.97
Tangible common equity to tangible assets (Non-GAAP)	8.60%	8.64%	8.22%	8.32%	7.46%
Net tangible common equity to tangible assets (Non-GAAP)	9.28	9.35	8.94	9.14	8.26
Return on average common tangible equity (Non-GAAP)	12.81	12.23	12.88	14.59	10.07

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
The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	declining business and economic conditions;

•	adverse economic conditions affecting Montana, Wyoming and South Dakota;

•	lending risk;

•	changes in interest rates;

•	credit losses;

•	adequacy of the allowance for loan losses;

•	declining oil and gas prices and declining demand for coal;

•	additional regulatory requirements if our assets exceed $10 billion;

•	failure to integrate or profitably operate acquired organizations;

•	access to low-cost funding sources;

•	impairment of goodwill;

•	changes in accounting standards;

•	dependence on the Company’s management team;

•	ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	stringent capital requirements;

•	future FDIC insurance premium increases;

•	CFPB restrictions on our ability to originate and sell mortgage loans;

•	failure of technology;

•	cyber-security;

•	unfavorable resolution of litigation;

•	litigation pertaining to fiduciary responsibilities;

•	inability to meet liquidity requirements;

•	environmental remediation and other costs;

•	ineffective internal operational controls;

•	competition;

•	reliance on external vendors;

•	soundness of other financial institutions;

•	failure to effectively implement technology-driven products and services;

•	inability of our bank subsidiary to pay dividends;

•	risks associated with introducing new lines of business, products or services;

•	implementation of new lines of business or new product or service offerings;

•	successful completion of the merger and integration of Cascade Bancorp;

•	uninsured nature of any investment in Class A and Class B common stock;

•	volatility of Class A and Class B common stock;

•	decline in market price of Class A and Class B common stock;

•	voting control of Class B stockholders;

•	anti-takeover provisions;

•	dilution as a result of future equity issuances;

•	change in dividend policy;

•	controlled company status; and,

•	subordination of common stock to Company debt.

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

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2016, we had consolidated assets of $9.1 billion, deposits of $7.4 billion, loans of $5.5 billion and total stockholders’ equity of $983 million.
We currently operate 80 banking offices, including detached drive-up facilities, in 45 communities located in Montana, Wyoming and South Dakota. We also offer internet and mobile banking services. Through our wholly-owned subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, healthcare and professional services, education and governmental services, construction, mining, agriculture, retail and wholesale trade and tourism.

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

Recent Trends and Developments

On January 12, 2017, the Company acquired for cash all right, title and interest in and to all First Interstate-related U.S. trademark registrations owned by Wells Fargo & Company (the "Trademarks"); all common law rights and goodwill associated with the Trademarks; and all First Interstate-related domain names, which will enable the Company to use the the Trademarks throughout the U.S.

On November 17, 2016, we entered into an agreement and plan of merger, the Agreement, to acquire all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 50 banking offices across Oregon, Idaho and Washington. Under the terms of the Agreement, each outstanding share of Cascade Bancorp will convert into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. Based on the closing price of the our Class A common stock on December 31, 2016, the merger consideration represents an aggregate purchase price of approximately $628 million. Upon completion of the merger, which is expected to close during third quarter 2017 subject to regulatory and shareholder approvals, we will become a regional community bank with over $12 billion in total assets with a geographic footprint that will span Montana, Wyoming, South Dakota, Idaho, Oregon and Washington.

On April 6, 2016, our bank subsidiary entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork, or Flathead Bank, a wholly-owned subsidiary of Flathead Holding Company of Bigfork, with branches located in western and northwestern Montana. The acquisition was completed on August 12, 2016 for cash consideration of $34 million. As of the date of the acquisition, Flathead Bank had total assets of $254 million, loans of $83 million and deposits of $210 million. For additional information regarding the acquisition, “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Effective January 1, 2016, we elected to account for our loans held for sale using the fair value option. Under the fair value option, unrealized gains and losses on loans held for sale are included in mortgage banking revenues in our consolidated statements of income. Changes in the fair value of mortgage loans increased mortgage banking revenues by $760 thousand during 2016.

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

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. The revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phased in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phased in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of December 31, 2015, we had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information regarding our capital levels, see "Capital Resources and Liquidity Management" included herein and “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

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

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2016 to December 31, 2015 and the years ended December 31, 2015 to December 31, 2014.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,378,298	$261,681	4.87%	$5,056,810	$248,015	4.90%	$4,602,907	$233,273	5.07%
Investment securities (2)	2,093,549	37,597	1.80	2,191,968	37,167	1.70	2,122,587	36,755	1.73
Federal funds sold	1,575	11	0.70	2,079	12	0.58	1,391	7	0.50
Interest bearing deposits in banks	478,909	2,589	0.54	508,314	1,537	0.30	506,067	1,334	0.26
Total interest earnings assets	7,952,331	301,878	3.80	7,759,171	286,731	3.70	7,232,952	271,369	3.75
Non-earning assets	772,064			762,535			715,846
Total assets	$8,724,395			$8,521,706			$7,948,798
Interest bearing liabilities:
Demand deposits	$2,162,571	$2,182	0.10%	$2,101,988	$2,105	0.10%	$1,992,565	$2,094	0.11%
Savings deposits	2,037,351	2,677	0.13	1,908,091	2,541	0.13	1,723,073	2,444	0.14
Time deposits	1,094,190	7,803	0.71	1,171,952	8,461	0.72	1,198,053	9,241	0.77
Repurchase agreements	481,014	429	0.09	456,255	231	0.05	454,265	237	0.05
Other borrowed funds (3)	8	—	—	6	—	—	8	—	—
Long-term debt	28,219	1,815	6.43	44,654	2,300	5.15	37,442	2,016	5.38
Subordinated debentures held by subsidiary trusts	82,477	2,755	3.34	82,477	2,422	2.94	88,304	2,574	2.91
Total interest bearing liabilities	5,885,830	17,661	0.30	5,765,423	18,060	0.31	5,493,710	18,606	0.34
Non-interest bearing deposits	1,812,589			1,774,696			1,543,079
Other non-interest bearing liabilities	62,446			55,537			56,147
Stockholders’ equity	963,530			926,050			855,862
Total liabilities and stockholders’ equity	$8,724,395			$8,521,706			$7,948,798
Net FTE interest income		$284,217			$268,671			$252,763
Less FTE adjustments (2)		(4,452)			(4,308)			(4,302)
Net interest income from consolidated statements of income		$279,765			$264,363			$248,461
Interest rate spread			3.50%			3.39%			3.41%
Net FTE interest margin (4)			3.57%			3.46%			3.49%
Cost of funds, including non-interest bearing demand deposits (5)			0.23%			0.24%			0.26%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

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

Net FTE interest income increased $15.5 million to $284.2 million during 2016, as compared to $268.7 million in 2015, primarily due to growth in average loans combined with increases in yields earned on interest earning assets and a shift in the mix of interest earning assets from lower-yielding cash deposits in banks and investment securities into higher-yielding loans. Also contributing to the increase in net FTE interest income during 2016, as compared to 2015, was a shift in the mix of deposits away from higher costing time deposits into lower costing demand and savings deposits. Interest accretion related to the fair valuation of acquired loans contributed $6.3 million of interest income during 2016. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $2.6 million in 2016, as compared to $2.1 million in 2015. The Company's net interest margin ratio increased 11 basis points to 3.57% during 2016, as compared to 3.46% in 2015. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, the Company's net interest margin ratio was 3.46% during 2016, as compared to 3.35% during 2015.

During 2015, deposit growth combined with corresponding increases in interest earning assets and a 3 basis point reduction in our funding costs resulted in an increase in our net interest income on an FTE basis. Our FTE net interest income increased $15.9 million, or 6.3%, to $268.7 million in 2015, compared to $252.8 million in 2014. Interest accretion related to the fair valuation of acquired loans contributed $5.4 million of interest income during 2015. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $2.1 million in 2015, as compared to $3.6 million in 2014. Despite increases in our net FTE interest income, our net interest margin ratio decreased 3 basis points to 3.46% in 2015, compared to 3.49% in 2014. Declines in yields earned on the Company's loan and investment portfolios were partially offset by increases in average interest earning assets, primarily loans and investment securities, and reductions in funding costs. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio was 3.35% during 2015 and 3.41% during 2014.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in thousands)

	Year Ended December 31, 2016 compared with December 31, 2015			Year Ended December 31, 2015 compared with December 31, 2014			Year Ended December 31, 2014 compared with December 31, 2013
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$15,767	$(2,101)	$13,666	$23,004	$(8,262)	$14,742	$16,689	$(5,866)	$10,823
Investment Securities (1)	(1,669)	2,099	430	1,201	(789)	412	(520)	(1,420)	(1,940)
Federal funds sold	—	(1)	(1)	6	197	203	(9)	(2)	(11)
Interest bearing deposits in banks	(89)	1,141	1,052	—	5	5	290	52	342
Total change	14,009	1,138	15,147	24,211	(8,849)	15,362	16,450	(7,236)	9,214
Interest bearing liabilities:
Demand deposits	61	16	77	115	(104)	11	270	(139)	131
Savings deposits	172	(36)	136	262	(165)	97	245	(246)	(1)
Time deposits	(561)	(97)	(658)	(201)	(579)	(780)	(805)	(1,346)	(2,151)
Repurchase agreements	13	185	198	1	(7)	(6)	(2)	(55)	(57)
Long-term debt	(847)	362	(485)	388	(104)	284	18	62	80
Preferred stock pending redemption	—	—	—	—	—	—	(159)	—	(159)
Subordinated debentures held by subsidiary trusts	—	333	333	(170)	18	(152)	177	(109)	68
Total change	(1,162)	763	(399)	395	(941)	(546)	(256)	(1,833)	(2,089)
Increase (decrease) in FTE net interest income (1)	$15,171	$375	$15,546	$23,816	$(7,908)	$15,908	$16,706	$(5,403)	$11,303

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During 2016, we recorded a provision for loan losses of $10.0 million, as compared to $6.8 million in 2015. The increase in provision for loan losses recorded in 2016 was primarily attributable to the application of historical loan loss rates to loan growth combined with increases in net loan charge-offs.

During second quarter 2016, we performed an in-depth review of the qualitative factors used in determining the appropriate level of the allowance for loan losses utilizing our loss experience subsequent to the financial crisis. This review resulted in the adjustment of certain qualitative factors. The adjustment of qualitative factors combined with the management's assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses. For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for losses and the second quarter 2016 adjustment of certain qualitative factors, see "Financial Condition - Allowance for Loan Losses" included herein.

During 2015, we recorded a provision for loan losses of $6.8 million, as compared to a reversal of provision for loan losses of $6.6 million in 2014. The provision for loans losses recorded in 2015 was attributable to increases in specific reserves on impaired loans and the application of historical loan loss rates to loan growth. During 2014, reductions in specific reserves on impaired loans and lower general reserves reflective of continued improvement in economic conditions in our market areas, combined with improvement in loss history trends used to estimate required reserves and decreases in the level of criticized real estate and construction loans, which typically require higher reserves based on loss history, resulted in a $6.6 million reversal of provision for loan losses. For additional information concerning non-performing assets, see “—Financial Condition—Non-Performing Assets” herein.

Non-interest Income

Our principal sources of non-interest income include mortgage banking revenues; payment services revenues; wealth management revenues; service charges on deposit accounts; and, other service charges, commissions and fees. Non-interest income increased $15.0 million, or 12.3%, to $136.5 million in 2016, as compared to $121.5 million in 2015, and $9.7 million, or 8.7%, to $121.5 million in 2015 as compared to $111.8 million in 2014. Significant components of these fluctuations are discussed below.

Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on mortgage banking revenues. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Mortgage banking revenues increased $7.2 million, or 24.2%, to $37.2 million in 2016, as compared to $30.0 million in 2015. Mortgage loan production was relatively flat in 2016, as compared to 2015, with most of the increase a result of gains on loan sale margins. Our margin on loan sales increased by approximately 40 basis points beginning in the second quarter of 2016, which contributed to year-over-year growth in revenues. In addition, effective January 1, 2016, we elected to carry our loans held for sale at fair value. Changes in the fair value of mortgage loans increased mortgage banking revenues by $760 thousand in 2016. These increases were partially offset by a $410 thousand gain on the sale of $10.6 million of seasoned portfolio loans recorded during second quarter 2015. Loans originated for home purchases accounted for approximately 58% of 2016 loan production, as compared to approximately 66% in 2015, and 75% in 2014.

Mortgage banking revenues increased $6.0 million, or 25.2%, to $30.0 million during 2015, as compared to $23.9 million during 2014, primarily due to higher volume. Our 2015 mortgage loan production volume increased 25% as compared to 2014.

Payment services revenues consist of interchange fees paid by merchants for processing electronic payment transactions and ATM service fees. Payment services revenues increased $1.6 million, or 5.0%, to $34.4 million in 2016, as compared to $32.8 million for the same period in 2015, and increased $2.1 million, or 6.7%, to $32.8 million in 2015, as compared to $30.7 million in 2014. These increases were attributable to additional interchange income due to higher credit card transaction volumes each year, primarily the result of our business credit card initiative.

Service charges on deposit accounts increased $1.4 million, or 8.2%, to $18.4 million in 2016, as compared to $17.0 million in 2015, primarily due to increases in overdraft charges on consumer accounts. Management attributes this increase to a focused effort on educating depositors on the benefits of overdraft protection for one-time debit and ATM card transactions. As of December 31, 2016, approximately 8% of our depositors have opted for overdraft protection. Service charges on deposit accounts increased $464 thousand, or 2.8%, to $17.0 million in 2015, as compared to $16.6 million in 2014.

Other service charges, commissions and fees primarily include mortgage servicing fees, fees earned on certain derivative interest rate contracts and insurance commissions. Other service charges, commissions and fees increased $1.1 million, or 10.6%, to $11.5 million in 2016, as compared to $10.4 million in 2015, primarily due to increases in mortgage loan servicing fee income, the result of an increase in the number of loans serviced, and additional fees earned on derivative interest rate swap contracts. Other service charges, commissions and fees increased $357 thousand, or 3.6%, to $10.4 million in 2015 as compared to $10.0 million in 2014, primarily due to increases in mortgage loan servicing fee income resulting from an increase in the number of loans serviced.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.3 million, or 11.4%, to $10.0 million in 2016, as compared to $11.3 million in 2015. During 2015, other income included a one-time gain of $863 thousand on the sale of land and the reversal of a $1.0 million expense accrual due to final settlement of secondary investor claims assumed as part of the Mountain West Financial Corp, or MWFC, acquisition in 2014.

Other income decreased $216 thousand, or 1.9%, to $11.3 million in 2015, as compared to $11.5 million in 2014. One-time gains of $863 thousand on the sale of land and the reversal of a $1.0 million expense accrual due to final settlement of secondary investor claims discussed above were offset by by significant one-time other income items recorded in 2014. During 2014, other income included one-time net gains of $1.2 million related to the sale of two FIB bank buildings and insurance death benefits of $921 thousand.

During 2016, we recorded non-recurring litigation recoveries of $4.2 million related to a lender liability lawsuit originally settled in 2015. For additional information regarding the lawsuit or the non-recurring litigation recovery, see “Notes to Consolidated Financial Statements—Commitments and Contingencies,” included in Part IV, Item 15 of this report.

Non-interest Expense

Non-interest expense increased $12.4 million, or 5.0%, to $261.0 million in 2016, as compared to $248.6 million in 2015, and increased $11.3 million, or 4.8%, to $248.6 million in 2015, as compared to $237.3 million in 2014. Non-interest expense for 2016, 2015 and 2014 includes $2.8 million, $5.8 million and $8.0 million, respectively, of acquisition and loss contingency expenses. Exclusive of these acquisition and loss contingency expenses, non-interest expense increased $15.4 million, or 6.3%, to $258.2 million in 2016, as compared to $242.8 million in 2015, and $13.5 million, or 5.9%, to $242.8 million in 2015 as compared to $229.3 million 2014. Significant components of these increases are discussed in more detail below.

Salaries and wages expense increased $7.2 million, or 7.1%, to $108.7 million in 2016, as compared to $101.5 million in 2015. Approximately 47% of this increase was due to higher incentive bonus accruals reflective of our 2016 performance against our 2016 performance targets. The remaining increase was primarily due to inflationary wage increases, one-time separation and special bonus expenses recorded during the first quarter of 2016 and increased personnel costs associated with the Flathead acquisition in August 2016 and the Absarokee acquisition in July 2015.

Higher incentive compensation during 2016, as compared to 2015, was the result of our improved performance against pre-determined performance metrics. During 2016, we achieved pre-set performance metrics established by our board of directors that resulted in incentive compensation funding at 100% of targeted amounts.  During 2015, our performance against established performance metrics resulted in incentive compensation funding at approximately 70% of targeted amounts.

Salaries and wages expense increased $4.9 million, or 5.1%, to $101.5 million in 2015, from $96.5 million in 2014, primarily due to increased personnel costs associated with the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015, inflationary wage increases and higher commissions paid to mortgage loan originators due to higher loan production volumes. These increases were partially offset by a decrease of $1.5 million in incentive bonus accruals reflective of our 2015 performance against our 2015 performance targets.

Employee benefits expense increased $3.9 million, or 12.4%, to $35.2 million in 2016, as compared to $31.3 million in 2015. Approximately 50% of the increase was due to due to higher profit sharing accruals. During 2016, our performance supported profit sharing funding at 2.34% of our 2016 net income, as compared to 1.50% of net income in 2015. Also contributing to the increase in employee benefits expense in 2016, as compared to 2015, were increases in stock based compensation expense and additional benefits costs resulting from the Flathead Bank acquisition in August 2016 and the Absarokee acquisition in July 2015. Partially offsetting these increases was a decrease of $267 thousand in net periodic benefit costs related to our an amendment to our post-retirement healthcare plan. For additional information regarding the amendment of our post-retirement healthcare plan, see “Notes to Consolidated Financial Statements—Employee Benefit Plans—Post-Retirement Healthcare Plan,” included in Part IV, Item 15 of this report.

Employee benefits increased $760 thousand, or 2.5%, to $31.3 million in 2015, as compared to $30.6 million in 2014, primarily due to the increases in group health insurance expense reflective of higher claims experience in 2015 and increased benefits costs resulting from the MWFC acquisition in July 2014 and the Absarokee acquisition in July 2015.

Furniture and equipment expense decreased $5.9 million or 38.3%, to $9.6 million in 2016, as compared to $15.5 million in 2015. Effective January 1, 2016, we began capturing certain software costs separately from equipment costs, resulting in decreases in furniture and equipment expense and corresponding increases in outsourced technology expenses.

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

Outsourced technology services expense increased $10.4 million or 103.0%, to $20.5 million in 2016, as compared to $10.1 million in 2015. Approximately $5.9 million of the 2016 increase was the result of the classification of certain software costs as outsourced technology services expenses in the current year versus classification as furniture and equipment expense in the prior year. The remaining increase in 2016, as compared to 2015, was primarily due to the continued enhancement of our technology systems and processes to improve scalability and support our future growth.

Outsourced technology services expense increased $701 thousand, or 7.4%, to $10.1 million in 2015, as compared to $9.4 million in 2014. This increase was primarily due to the enhancement of our technology systems and processes to improve scalability and support our future growth.

OREO expense is recorded net of OREO income. Variations in net OREO expense between periods are primarily due to fluctuations in write-downs of the estimated fair value of properties, net gains and losses recorded on the sale of properties and carrying costs and/or operating expenses and income. Net OREO income decreased $1.4 million, or 97.0%, to $44 thousand in 2016, as compared to $1.5 million in 2015, primarily due to lower net gains on the sale of OREO properties and lower net income from income-producing OREO properties. During 2016, we recorded net gains on the sale of OREO of $925 thousand, write-downs in the fair value of OREO properties of $603 thousand and net OREO income of $278 thousand. This compares to net gains on the sale of OREO of $3.0 million, write-downs in the fair value of OREO properties of $207 thousand and net OREO income of $1.3 million in 2015.

Net OREO income increased $1.2 million, or 442.3%, to $1.5 million in 2015, as compared to $272 thousand in 2014, primarily due to higher net gains recorded on the sale of properties. During 2015, we recorded net gains of $3.0 million, as compared to net gains of $1.8 million in 2014.

Professional fees decreased $1.5 million, or 22.7%, to $5.0 million during in 2016, as compared to $6.5 million in 2015, and increased $1.6 million, or 32.3%, to $6.5 million in 2015, as compared to $4.9 million in 2014. During 2015, we incurred professional fees in conjunction with identifying and executing strategies for revenue enhancement and changing our wealth management data platform.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization expense increased $523 thousand, or 21.5%, to $3.0 million in 2016, as compared to $2.4 million in 2015, and increased $73 thousand, or 3.1%, to $2.4 million in 2015, as compared to $2.4 million in 2014, primarily due to higher volumes of loans serviced.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $39 thousand or 1.2%, to $3.4 million in 2016, as compared to $3.4 million in 2015, and increased $1.1 million, or 50.5%, to $3.4 million in 2015, as compared to $2.3 million in 2014, due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. We acquired core deposit intangibles of $2.5 million in conjunction with our acquisition of Flathead in August 2016, $695 thousand in conjunction with our acquisition of Absarokee in July 2015 and $11.0 million in conjunction with our acquisition of MWFC in July 2014. For additional information regarding acquired core deposit intangibles, see “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses decreased $311 thousand, or less than 1.0%, to $50.6 million in 2016, as compared to $50.9 million in 2015. Increases in other expense due to the additional operating expenses resulting from the Flathead Bank acquisition in August 2016 and the Absarokee acquisition in July 2015, were partially offset by one-time expenses of $806 thousand associated with the write-down of the fair values of two vacated bank buildings held for sale and a one-time contract termination fee of $867 thousand recorded in 2015. Also contributing to the decrease in other expenses in 2016, as compared to 2015, was a reduction of $697 thousand in fraud losses.

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

During 2016, 2015 and 2014, we recorded acquisition expenses of $2.8 million, $795 thousand and $4.0 million, respectively. Acquisition expenses primarily include legal and professional fees, employee retention payments and travel expenses. For additional information regarding our acquisitions, see "Recent Developments" included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Income Tax Expense

Our effective federal tax rate was 29.7% for the year ended December 31, 2016, 29.0% for the year ended December 31, 2015 and 30.7% for the year ended December 31, 2014. Fluctuations in effective federal income tax rates are primarily due to the timing of of federal tax credits resulting from our participation in the New Markets Tax Credits Program. For additional information about our participation in the New Markets Tax Credits Program, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.

State income tax applies primarily to pretax earnings generated within Montana and South Dakota. Our effective state tax rate was 4.4% for the year ended December 31, 2016, 4.5% for the year ended December 31, 2015 and 4.2% for the year ended December 31, 2014.

Net Income

Net income was $95.6 million, or $2.13 per diluted share, in 2016, compared to $86.8 million, or $1.90 per diluted share, in 2015 and $84.4 million, or $1.87 per diluted share, in 2014.

Summary of Quarterly Results

The following tables present unaudited quarterly results of operations for the fiscal years ended December 31, 2016 and 2015.
Quarterly Results (Dollars in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2016:
Interest income	$72,380	$71,959	$74,935	$78,152	$297,426
Interest expense	4,430	4,326	4,354	4,551	17,661
Net interest income	67,950	67,633	70,581	73,601	279,765
Provision for loan losses	4,000	2,550	2,363	1,078	9,991
Net interest income after provision for loan losses	63,950	65,083	68,218	72,523	269,774
Non-interest income(1)	28,636	37,881	35,161	34,818	136,496
Non-interest expense(1)	62,255	63,767	65,403	69,586	261,011
Income before income taxes	30,331	39,197	37,976	37,755	145,259
Income tax expense	10,207	13,643	12,783	12,990	49,623
Net income	$20,124	$25,554	$25,193	$24,765	$95,636

Basic earnings per common share	$0.45	$0.58	$0.57	$0.56	$2.15
Diluted earnings per common share	0.45	0.57	0.56	0.55	2.13
Dividends paid per common share	0.22	0.22	0.22	0.22	0.88

(1)
To improve comparability between periods presented above, we have included the standard costs of originating residential mortgage loans sold to secondary investors in salaries and wages expense, rather than as an offset to mortgage banking revenues. This reclassification resulted in an increase in mortgage banking revenues for each of the first three quarters of 2016 and an offsetting increase in salaries and wages expense during the same periods. This reclassification had no impact on previously reported net income.

Quarterly Results (Dollars in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2015:
Interest income	$68,792	$69,718	$70,780	$73,133	$282,423
Interest expense	4,467	4,430	4,450	4,713	18,060
Net interest income	64,325	65,288	66,330	68,420	264,363
Provision for loan losses	1,095	1,340	1,098	3,289	6,822
Net interest income after provision for loan losses	63,230	63,948	65,232	65,131	257,541
Non-interest income	27,918	31,763	31,178	30,656	121,515
Non-interest expense	59,728	61,971	66,198	60,702	248,599
Income before income taxes	31,420	33,740	30,212	35,085	130,457
Income tax expense	10,440	11,518	10,050	11,654	43,662
Net income	$20,980	$22,222	$20,162	$23,431	$86,795

Basic earnings per common share	$0.46	$0.49	$0.45	$0.52	$1.92
Diluted earnings per common share	0.46	0.49	0.44	0.51	1.90
Dividends paid per common share	0.20	0.20	0.20	0.20	0.80

Financial Condition

Total assets increased $336 million, or 3.8%, to $9,064 million as of December 31, 2016, from $8,728 million as of December  31, 2015, with $254 million of the increase attributable to the Flathead acquisition. The remaining increase was primarily due to the deployment of funds generated primarily through organic deposit growth into interest earning assets.

Total assets increased $118 million, or 1.4%, to $8,728 million as of December 31, 2015, from $8,610 million as of December  31, 2014, with $75 million of the increase attributable to the Absarokee acquisition. During 2015, deposit growth combined with proceeds from maturities and paydowns of investment securities were used to fund loan growth.

Loans

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, lending officers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. For additional information regarding our underwriting standards and loan approval policies, see "Community Banking—Lending Activities," included in Part I, Item 1 of this report.

Total loans increased $232 million, or 4.4%, to $5,479 million as of December 31, 2016, from $5,246 million as of December 31, 2015. Approximately $83 million of this increase was attributable to the acquisition of Flathead Bank in August 2016. Exclusive of the Flathead Bank acquisition, total loans grew organically $149 million, or 2.8%, with the most notable growth occurring in construction and consumer loans. These increases were partially offset by declines in residential real estate and agricultural loans. Total loans increased $349 million, or 7.1%, to $5,246 million as of December 31, 2015, from $4,897 million as of December 31, 2014, with all major categories of loans, except agricultural real estate loans, showing growth. Approximately $37 million of the increase in total loans in 2015, as compared to 2014, was attributable to the Absarokee acquisition.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in thousands)

	As of December 31,
	2016	Percent	2015	Percent	2014	Percent	2013	Percent	2012	Percent
Loans
Real estate:
Commercial	$1,834,445	33.5%	$1,793,258	34.2%	$1,639,422	33.6%	$1,449,174	33.3%	$1,497,272	35.6%
Construction	481,997	8.8	430,719	8.2	418,269	8.5	351,635	8.1	334,529	7.9
Residential	1,027,393	18.8	1,032,851	19.7	999,903	20.4	867,912	20.0	708,339	16.8
Agricultural	170,248	3.1	156,234	3.0	167,659	3.4	173,534	4.0	177,244	4.2
Consumer	970,266	17.7	844,353	16.1	762,471	15.6	671,587	15.5	636,794	15.1
Commercial	797,942	14.6	792,416	15.1	740,073	15.1	676,544	15.6	688,753	16.3
Agricultural	132,858	2.4	142,151	2.7	124,859	2.5	111,872	2.6	113,627	2.8
Other loans	1,601	—	1,339	—	3,959	0.1	1,734	—	912	—
Mortgage loans held for sale	61,794	1.1	52,875	1.0	40,828	0.8	40,861	0.9	66,442	1.3
Total loans	5,478,544	100.0%	5,246,196	100.0%	4,897,443	100.0%	4,344,853	100.0%	4,223,912	100.0%
Less allowance for loan losses	76,214		76,817		74,200		85,339		100,511
Net loans	$5,402,330		$5,169,379		$4,823,243		$4,259,514		$4,123,401
Ratio of allowance to total loans	1.39%		1.46%		1.52%		1.96%		2.38%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 51% of our commercial real estate loans were owner occupied as of December 31, 2016 and 2015. Commercial real estate loans increased $41 million, or 2.3%, to $1,834 million as of December 31, 2016, from $1,793 million as of December 31, 2015, with approximately 65% of the increase attributable to the Flathead acquisition. Management attributes organic growth in commercial real estate loans to continued business expansion in within our market areas, particularly in the Billings, Rapid City, Gallatin Valley and Sheridan markets.

Commercial real estate loans increased $154 million, or 9.4%, to $1,793 million as of December 31, 2015, from $1,639 million as of December 31, 2014, with approximately $12 million of the increase attributable to the Absarokee acquisition. Management attributes the remaining organic growth to continuing business expansion in our market areas and the movement of completed commercial construction projects from construction loans to permanent financing.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2016, our construction loan portfolio was divided among the following categories: approximately $148 million, or 31%, residential construction; approximately $126 million, or 26%, commercial construction; and, approximately $209 million, or 43%, land acquisition and development. This compares to approximately $112 million, or 26%, residential construction; approximately $95 million, or 22%, commercial construction; and, approximately $224 million, or 52%, land acquisition and development as of December 31, 2015.

Construction loans increased $51 million, or 11.9%, to $482 million as of December 31, 2016, from $431 million as of December 31, 2015, with approximately $13 million of the increase attributable to the Flathead Bank acquisition. Exclusive of acquired loans, construction loans grew organically $38 million, or 9.0%, due to organic growth in commercial and residential construction loans. Construction loans grew organically $12 million, or 3.0%, to $431 million as of December 31, 2015, from $418 million as of December 31, 2014. Management attributes organic growth in construction loans to continuing increased housing demand in our market areas during 2016 and 2015.

Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $321 million and $299 million as of December 31, 2016 and December 31, 2015, respectively. Residential real estate loans decreased $5 million, or less than 1.0%, to $1,027 million as of December 31, 2016, from $1,033 million as of December 31, 2015. Exclusive of residential real estate loans acquired in the Flathead acquisition, residential real estate loans decreased $26 million, or 2.5%, from December 31, 2015. During 2016, we sold most of our residential real estate loan production to secondary investors.

Residential real estate loans increased $33 million, or 3.3%, to $1,033 million as of December 31, 2015, from $1,000 million as of December 31, 2014, primarily due to continued increased housing demand in our market areas combined with retention of residential loans in our portfolio.

Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 77% and 74% of our consumer loans as of December 31, 2016 and 2015, respectively, were indirect consumer loans.

Consumer loans increased $126 million, or 14.9%, to $970 million as of December 31, 2016, from $844 million as of December 31, 2015, and $82 million, or 10.7%, to $844 million as of December 31, 2015, from $762 million as of December 31, 2014, primarily due to organic growth in indirect consumer loans. Organic growth in indirect consumer loans in 2016 and 2015 is attributable to increases in loan transaction volumes within the Company's existing dealer network.

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

Commercial loans increased $6 million, or less than 1.0%, to $798 million as of December 31, 2016, from $792 million as of December 31, 2015. Exclusive of the Flathead acquisition, commercial loans decreased $3 million primarily due to the movement of loans out of the portfolio through pay-off, charge-off or foreclosure. Commercial loans increased $52 million, or 7.1%, to $792 million as of December 31, 2015, from $740 million as of December 31, 2014, due to business expansion in certain of our market areas during 2015.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans decreased $9 million, or 6.5%, to $133 million as of December 31, 2016, from $142 million as of December 31, 2015. Exclusive of agricultural loans acquired in the Flathead acquisition, agricultural loans decreased $15 million, or 10.7%, primarily due the early repayment of loans. Agricultural loans increased $17 million, or 13.8%, to $142 million as of December 31, 2015, from $125 million as of December 31, 2014, with approximately $7 million of the increase attributable to the Absarokee acquisition.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2016:
Maturities and Interest Rate Sensitivities (Dollars in thousands)

	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,087,989	$1,470,685	$955,408	$3,514,082
Consumer	297,799	575,689	96,779	970,267
Commercial	413,525	273,927	110,490	797,942
Agricultural	99,028	29,052	4,778	132,858
Other	1,601	—	—	1,601
Mortgage loans held for sale	61,794	—	—	61,794
Total loans	$1,961,736	$2,349,353	$1,167,455	$5,478,544
Loans at fixed interest rates	$1,192,671	$1,510,794	$296,280	$2,999,745
Loans at variable interest rates	769,065	838,559	798,382	2,406,006
Non-accrual loans	—	—	72,793	72,793
Total loans	$1,961,736	$2,349,353	$1,167,455	$5,478,544

Non-Performing Assets

Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2016	2015	2014	2013	2012
Non-performing loans:
Non-accrual loans	$72,793	$66,385	$62,182	$94,439	$107,799
Accruing loans past due 90 days or more	3,789	5,602	2,576	2,232	2,277
Total non-performing loans	76,582	71,987	64,758	96,671	110,076
OREO	10,019	6,254	13,554	15,504	32,571
Total non-performing assets	$86,601	$78,241	$78,312	$112,175	$142,647

Troubled debt restructurings not included above (1)	$22,343	$15,419	$20,952	$21,780	$31,932

Non-performing loans to total loans (2)	1.40%	1.37%	1.32%	2.22%	2.61%
Non-performing assets to total loans and OREO (3)	1.58	1.49	1.59	2.57	3.35
Non-performing assets to total assets (4)	0.96	0.90	0.91	1.48	1.85
Allowance for loan losses to non-performing loans (5)	99.52	106.71	114.58	88.28	91.31

(1)
Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 1.81%, 1.67%, 1.75%, 2.73% and 3.36% as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 1.98%, 1.78%, 2.02%, 3.07% and 4.10% as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 1.20%, 1.07%, 1.15%, 1.77% and 2.26% as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(5)
Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 77.04%, 87.89%, 86.57%, 72.05% and 70.78% as of December 31, 2016, 2015, 2014, 2013, 2012, respectively.

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

Total non-performing loans increased $5 million, or 6.4%, to $77 million as of December 31, 2016, from $72 million as of December 31, 2015, and $7 million, or 11.2%, to $72 million as of December 31, 2015, from $65 million as of December 31, 2014. Non-accrual loans, the largest component of non-performing loans, increased $6 million, or 9.7%, to $73 million as of December 31, 2016, from $66 million as of December 31, 2015. This increase was primarily due the loans of two commercial and one agricultural borrower aggregating $20 million placed on non-accrual status in 2016. This increase was largely offset by the movement of non-performing loans out of the portfolio through pay-downs, charge-offs and foreclosures.

Total non-performing loans increased $7 million, or 11.2%, to $72 million as of December 31, 2015, from $65 million as of December 31, 2014, primarily due to increases in non-accrual loans. Non-accrual loans increased $4 million, or 6.8%, to $66 million as of December 31, 2015, from $62 million as of December 31, 2014, primarily due to placement of the loans of one commercial borrower on non-accrual status. Non-accrual loans decreased $32 million, or 34.2%, to $62 million as of December 31, 2014, from $94 million as of December 31, 2013, primarily due to pay-downs and the return of performing loans to accrual status.

We generally place loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Approximately $3.4 million, $3.2 million and $4.0 million of gross interest income would have been accrued if all loans on non-accrual had been current in accordance with their original terms for the years ended December 31, 2016, 2015 and 2014, respectively.

Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest. Loans returned to accrual status are no longer considered impaired.

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in thousands)

	As of December 31,
	2016	Percent	2015	Percent	2014	Percent	2013	Percent	2012	Percent
Real estate:
Commercial	$26,514	34.6%	$24,189	33.6%	$27,700	42.8%	$48,955	50.7%	$50,518	45.8%
Construction:
Land acquisition and development	5,304	6.9	7,956	11.1	8,252	12.7	16,307	16.9	19,627	17.8
Commercial	762	1.0	955	1.3	2,564	4.0	225	20.0	8,126	7.4
Residential	456	0.6	293	0.4	272	40.0	1,372	1.4	2,175	2.0
Total construction	6,522	8.5	9,204	12.8	11,088	17.1	17,904	18.5	29,928	27.2
Residential	7,137	9.3	7,305	10.1	4,554	7.0	7,276	7.5	11,511	10.5
Agricultural	4,327	5.7	5,355	7.4	6,842	10.6	8,574	8.9	5,048	4.6
Total real estate	44,500	58.1	46,053	63.9	50,184	77.5	82,709	85.6	97,005	88.1
Consumer	2,894	3.8	1,918	2.7	1,282	2.0	1,350	1.4	1,727	1.6
Commercial	26,166	34.2	23,012	32.0	12,846	19.8	12,487	12.9	10,819	9.8
Agricultural	3,022	3.9	690	1.0	446	0.7	125	0.1	525	0.5
Other	$—	—	$314	0.4	—	—	$—	—	$—	—
Total non-performing loans	$76,582	100.0%	$71,987	100.0%	$64,758	100.0%	$96,671	100.0%	$110,076	100.0%
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
OREO increased $4 million, or 60.2%, to $10 million as of December 31, 2016, from $6 million as of December 31, 2015. During 2016, we recorded additions to OREO of $9 million, $1 million of which was acquired in conjunction with the Flathead acquisition, wrote down the fair value of OREO properties by $603 thousand and sold OREO with a book value of $4 million. As of December 31, 2016, 28% of our OREO balance related to land and land development properties, 48% to commercial properties, 23% to residential real estate properties and 1% to construction properties.
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
As of December 31, 2016, we had loans renegotiated in troubled debt restructurings of $49 million, of which $27 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $22 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of December 31, 2016 and 2015, management determined that an allowance for loan losses of $623 thousand and $382 thousand, respectively, was required for acquired loans under generally accepted accounting principles.
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
Impaired and non-performing loans peaked in mid-2011 and our provision for loan losses, which began decreasing during the last half of 2011, continued to decrease through 2014, with negative provisions recorded during the last half of 2013 and the first half of 2014. During 2016, we recorded provisions for loan losses of $10.0 million, as compared to $6.8 million in 2015. Increases in provisions for loan losses during 2016, as compared to 2015, are reflective of loan growth, increases in general and specific reserves related to energy sector loans and higher levels of criticized and non-performing loans.

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

The following table sets forth information concerning our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in thousands)

As of and for the year ended December 31,	2016	2015	2014	2013	2012
Balance at the beginning of period	$76,817	$74,200	$85,339	$100,511	$112,581
Charge-offs:
Real estate
Commercial	3,506	327	2,042	4,430	13,014
Construction	723	2,363	328	3,515	25,510
Residential	976	717	637	2,177	4,879
Agricultural	10	669	7	102	103
Consumer	8,607	5,683	4,887	4,612	5,320
Commercial	5,838	1,657	6,030	5,672	11,990
Agricultural	183	221	64	5	120
Total charge-offs	19,843	11,637	13,995	20,513	60,936
Recoveries:
Real estate
Commercial	475	1,830	953	3,644	907
Construction	1,836	903	2,009	2,010	2,022
Residential	360	387	358	424	310
Agricultural	587	13	3	9	2
Consumer	2,781	2,549	2,347	2,059	1,945
Commercial	3,205	1,749	3,781	3,293	2,905
Agricultural	5	1	27	27	25
Total recoveries	9,249	7,432	9,478	11,466	8,116
Net charge-offs	10,594	4,205	4,517	9,047	52,820
Provision for loan losses	9,991	6,822	(6,622)	(6,125)	40,750
Balance at end of period	$76,214	$76,817	$74,200	$85,339	$100,511
Period end loans	$5,478,544	$5,246,196	$4,897,443	$4,344,853	$4,223,912
Average loans	5,378,398	5,056,810	4,602,907	4,281,673	4,176,439
Net charge-offs to average loans	0.20%	0.08%	0.10%	0.21%	1.26%
Allowance to period-end loans	1.39	1.46	1.52	1.96	2.38

The allowance for loan losses was $76 million, or 1.39% of period-end loans, at December 31, 2016, compared to $77 million, or 1.46% of period-end loans, at December 31, 2015, and $74 million, or 1.52% of period-end loans, at December 31, 2014. The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2016, compared to December 31, 2015 and December 31, 2014, is primarily due to organic loan growth and the addition of acquired loans which are initially recorded at fair value with no carryover of the related allowance for loan losses.

During second quarter 2016, we performed an in-depth review of qualitative factors used in determining the appropriate level of the allowance for loan losses to better reflect our loss experience. The review resulted in reductions in general reserves allocated to commercial real estate and construction loans. Decreases in general reserves were more than offset by increases in specific reserves on commercial real estate loans. The adjustment of qualitative factors combined with the management's assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses.

During third quarter 2015, we added a general economic qualitative loss factor to our allowance for loan loss calculation to estimate the potential impact of economic stresses on loans in our markets which are heavily impacted by energy prices. As of December 31, 2016, our direct exposure to the energy sector was approximately $59 million in outstanding loans, including approximately $43 million related to drilling and extraction activity and approximately $16 million advanced to service companies. We also had commitments to lend an additional $25 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 12.8% as of December 30, 2016, compared to 7.8% as of December 31, 2015. The increase in reserves allocated to energy loans was primarily due to specific valuation allowances related to the loans of two energy borrowers, an increase in criticized and classified energy sector loans and an increase in the general economic loss factor applied to all loans in markets heavily impacted by energy prices.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2016, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2016		2015		2014		2013		2012
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$28,625	64.2%	$52,296	65.1%	$53,884	65.9%	$63,923	65.4%	$75,782	64.5%
Consumer	7,711	17.7	5,144	16.1	5,035	15.6	6,193	15.5	7,141	15.1
Commercial	38,092	14.6	18,775	15.1	14,307	15.1	14,747	15.6	17,085	16.3
Agricultural	1,786	2.4	602	2.7	974	2.5	476	2.6	503	2.8
Other loans	—	—	—	—	—	0.1	—	—	—	—
Mortgage loans held for sale	—	1.1	—	1.0	—	0.8	—	0.9	—	1.3
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$76,214	100.0%	$76,817	100.0%	$74,200	100.0%	$85,339	100.0%	$100,511	100.0%

The allowance for loan losses allocated to real estate loans decreased 45.2% to $29 million as of December 31, 2016, from $52 million as of December 31, 2015, primarily due to adjustment of our percentage loss factors applied to the credit exposures from outstanding real estate loans utilizing our loss experience subsequent to the financial crisis, which were partially offset by increases in criticized and classified real estate loans. The allowance for loan losses allocated to real estate loans, decreased 15.7% to $54 million as of December 31, 2014, from $64 million as of December 31, 2013, and decreased 15.6% to $64 million as of December 31, 2013, from $76 million as of December 31, 2012, primarily due to improvement in real estate values and housing demand in our market areas.

The allowance for loan losses allocated to commercial loans increased 102.8% to $38 million as of December 31, 2016, from $19 million as of December 31, 2015, primarily due to adjustment of our percentage loss factors applied to the credit exposures from outstanding commercial loans utilizing our loss experience subsequent to the financial crisis, an increase in criticized and classified energy sector loans and an increase in the general economic loss factor applied to all energy sector loans. The allowance for loan losses allocated to commercial loans increased 31.2% to $19 million as of December 31, 2015, from $14 million as of December 31, 2014, primarily due to increases in specific valuation allowances on impaired loans.

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

Investment securities increased $67 million, or 3.3%, to $2,124 million as of December 31, 2016, from $2,058 million as of December 31, 2015, primarily due to the Flathead acquisition. Investment securities decreased $230 million, or 10.0%, to $2,058 million as of December 31, 2015, from $2,287 million as of December 31, 2014. During 2015, proceeds from maturities and pay-downs of investment securities were primarily used to fund loan growth.

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

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2016. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%.
Securities Maturities and Yield (Dollars in thousands)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing within one year	$399	0.02%	1.07%
Maturing in one to five years	3,209	0.15	0.12
Mark-to-market adjustments on securities available-for-sale	4	—	NA
Total	3,612	0.17	1.15
U.S. Government agency securities
Maturing within one year	13,568	0.64	0.89
Maturing in one to five years	353,531	16.64	1.44
Maturing in five to ten years	50,050	2.36	1.83
Mark-to-market adjustments on securities available-for-sale	(6,114)	(0.29)	NA
Total	411,035	19.35	1.33
Mortgage-backed securities
Maturing within one year	407,077	19.16	2.50
Maturing in one to five years	928,964	43.74	1.38
Maturing in five to ten years	110,936	5.22	2.41
Maturing after ten years	53,607	2.52	3.00
Mark-to-market adjustments on securities available-for-sale	(7,189)	(0.34)	NA
Total	1,493,395	70.30	1.81
Marketable CDs
Maturing in one to five years	2,951	0.14	1.89
Mark-to-market adjustments on securities available-for-sale	21	—	NA
Total	2,972	0.14	1.53
Tax exempt securities
Maturing within one year	12,212	0.57	2.60
Maturing in one to five years	58,602	2.76	3.75
Maturing in five to ten years	79,740	3.75	4.72
Maturing after ten years	9,637	0.45	5.21
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	160,191	7.53	4.26
Corporate securities
Maturing in one to five years	47,032	2.22	1.89
Maturing after ten years	6,000	0.28	5.75
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	53,032	2.50	1.75
Other securities
Maturing in five to ten years	231	0.01	7.67
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	231	0.01	7.67
Total	$2,124,468	100.00%	1.80%

Maturities of U.S. government agency securities noted above reflect $140 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $5 million of these securities will be called in 2017.

As of December 31, 2016, the estimated duration of our investment portfolio was 3.0 years, as compared to 2.8 years as of December 31, 2015. The weighted average yield on investment securities increased 10 basis points to 1.80% in 2016, from 1.70% in 2015, and decreased 3 basis points to 1.70% in 2015, from 1.73% in 2014.

As of December 31, 2016, investment securities with amortized costs and fair values of $1,400 million and $1,388 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,325 million and $1,329 million, respectively, as of December 31, 2015. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2016, the carrying value of our investments in non-agency mortgage-backed securities totaled $116 thousand. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2016, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2016, approximately 82% of our tax-exempt securities were general obligation securities, of which 60% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

As of December 31, 2015, we had U.S. treasuries with carrying values of $4 million and a weighted average yield of $1.15%; U.S. government agency securities with carrying values of $520 million and a weighted average yield of 1.33%; mortgage-backed securities with carrying values of $1,306 million and a weighted average yield of 2.01%; marketable certificates of deposits with carrying values of $4 million and a weighted average yield of 1.53%; tax exempt securities with carrying values of $174 million and a weighted average tax equivalent yield of 4.26%; corporate securities with carrying values of $50 million and a weighted average yield of 1.75%; and, other securities with carrying values of $354 thousand with a weighted average yield of 7.67%.

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

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2016, we had investment securities with fair values of $38.7 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $2 million as of December 31, 2016, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2016, 2015 or 2014.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Goodwill
Goodwill increased $8 million, or 4.1%, to $213 million as of December 31, 2016, from $205 million as of December 31, 2015. During third quarter 2016, we recorded goodwill of $8 million in conjunction with the Flathead acquisition. Goodwill decreased $1 million to $205 million as of December 31, 2015, from $206 million as of December 31, 2014. During third quarter 2015, we recorded goodwill of $148 thousand in conjunction with the Absarokee acquisition. This increase was offset by a $1 million decrease in recorded goodwill resulting from the finalization of the fair valuation of deferred tax assets acquired in the MWFC acquisition.

Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in thousands)

As of December 31,	2016	Percent	2015	Percent	2014	Percent	2013	Percent	2012	Percent
Non-interest bearing demand	$1,906,257	25.8%	$1,823,716	25.6%	$1,791,364	25.5%	$1,491,683	24.3%	$1,495,309	24.0%
Interest bearing:
Demand	2,276,494	30.9	2,178,373	30.8	2,133,273	30.5	1,848,806	30.2	1,811,905	29.0
Savings	2,141,761	29.0	1,955,256	27.6	1,843,355	26.0	1,602,544	26.1	1,547,713	24.8
Time, $100 or more	461,368	6.3	487,372	6.9	520,125	7.3	492,051	8.0	594,712	9.5
Time, other	590,230	8.0	644,220	9.1	718,095	10.1	698,666	11.4	790,772	12.7
Total interest bearing	5,469,853	74.2	5,265,221	74.4	5,214,848	74.5	4,642,067	75.7	4,745,102	76.0
Total deposits	$7,376,110	100.0%	$7,088,937	100.0%	$7,006,212	100.0%	$6,133,750	100.0%	$6,240,411	100.0%

Total deposits increased $287 million, or 4.1%, to $7,376 million as of December 31, 2016, from $7,089 million as of December 31, 2015, with approximately $210 million of the increase attributable to the Flathead acquisition in August 2016. Total deposits increased $83 million, or 1.2%, to $7,089 million as of December 31, 2015, from $7,006 million as of December 31, 2014, with approximately $64 million of the increase attributable to the Absarokee acquisition in July 2015. During 2016 and 2015, the mix of deposits continued to shift from higher-costing time deposits to lower-costing savings and demand deposits. Management attributes this ongoing gradual shift to a sustained low interest rate environment. Exclusive of acquisitions, deposit growth in 2016 and 2015 was attributable to organic growth.

Non-interest bearing demand deposits. Non-interest bearing demand deposits increased $83 million, or 4.5%, to $1,906 million as of December 31, 2016, from $1,824 million as of December 31, 2015, with approximately $65 million of the increase attributable to the Flathead acquisition in August 2016. Non-interest bearing demand deposits increased $32 million, or 1.8%, to $1,824 million as of December 31, 2015, from $1,791 million as of December 31, 2014, with approximately $10 million of the increase attributable to the Absarokee acquisition in July 2015.

Interest bearing demand deposits. Interest bearing demand deposits increased $98 million, or 4.5%, to $2,276 million as of December 31, 2016, from $2,178 million as of December 31, 2015, with approximately $57 million of the increase attributable to the Flathead acquisition in August 2016. Interest bearing demand deposits increased $45 million, or 2.1%, to $2,178 million as of December 31, 2015, from $2,133 million as of December 31, 2014, with approximately $13 million of the increase attributable to the Absarokee acquisition.

Savings deposits. Savings deposits increased $187 million, or 9.5%, to $2,142 million as of December 31, 2016, from $1,955 million as of December 31, 2015, with approximately $66 million of the increase attributable to the Flathead acquisition in August 2016. Savings deposits increased $112 million, or 6.1%, to $1,955 million as of December 31, 2015, from $1,843 million as of December 31, 2014, with approximately $24 million of the increase attributable to the Absarokee acquisition.

Management attributes organic growth in non-interest bearing demand, interest bearing demand and savings deposits during 2016 and 2015 to changes in customer liquidity combined with continued low interest rates offered on alternative interest earning deposit products.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $26 million, or 5.3%, to $461 million as of December 31, 2016, from $487 million as of December 31, 2015. Time deposits of $100,000 or more decreased $33 million, or 6.3%, to $487 million as of December 31, 2015, from $520 million as of December 31, 2014. Exclusive of deposits acquired in the Absarokee acquisition in July 2015, time deposits of $100,000 or more decreased approximately $41 million, or 7.8%, from December 31, 2014.

Other time deposits. Other time deposits decreased $54 million, or 8.4%, to $590 million as of December 31, 2016, from $644 million as of December 31, 2015. Exclusive of other time deposits acquired in the Flathead acquisition in August 2016, other time deposits decreased $76 million, or 11.8%, from December 31, 2015 to December 31, 2016. Other time deposits decreased $74 million, or 10.3%, to $644 million as of December 31, 2015, from $718 million as of December 31, 2014. Exclusive of deposits acquired in the Absarokee acquisition in July 2015, other time deposits decreased approximately $81 million, or 11.3%, from December 31, 2014.

Management attributes organic decreases in time deposits during 2016 and 2015 to the impact of a continued low interest rate environment as many customers appear to have become less inclined to invest their funds for extended periods.

As of December 31, 2016 and 2015, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $26 million and $38 million, respectively. As of December 31, 2016 and 2015, we had no certificates of deposit issued in brokered transactions.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances increased $27 million, or 5.3%, to $538 million as of December 31, 2016, from $511 million as of December 31, 2015, and increased $8 million, or 1.7%, to $511 million as of December 31, 2015, from $503 million as of December 31, 2014. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in thousands)

As of and for the year ended December 31,	2016	2015	2014
Securities sold under repurchase agreements:
Balance at period end	$537,556	$510,635	$502,250
Average balance	481,014	456,255	454,265
Maximum amount outstanding at any month-end	537,556	510,635	547,153
Average interest rate:
During the year	0.09%	0.05%	0.05%
At period end	0.18	0.07	0.10

Long-Term Debt

Long-term debt remained stable at $28 million as of December 31, 2016 and 2015, and decreased $10 million, or 26.7%, to $28 million as of December 31, 2015, from $38 million as of December 31, 2014. On January 29, 2015, we borrowed $5 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by our equity interest in Universal Sub CDE, LLC, a community development entity owned 99.9% by us. This increase was more than offset by the fourth quarter 2015 early repayment of a $15 million variable rate subordinated term loan with an original maturity date of February 28, 2018. There were no prepayment penalties associated with the repayment. For additional information regarding the long-term debt, see “Notes to Consolidated Financial Statements—Long-Term Debt,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $8 million, or 15.31%, to $45 million as of December 31, 2016, from $53 million as of December 31, 2015, primarily due to the timing and amounts of corporate tax payments. In addition, during 2016, we amended our post-retirement healthcare plan to discontinue offering healthcare benefits to future retirees beginning July 1, 2016. The plan amendment reduced our accumulated post-retirement benefit obligation by $3 million in 2016. Accounts payable and accrued expenses decreased $13 million, or 19.8%, to $53 million as of December 31, 2015, from $66 million as of December 31, 2014, primarily due to timing and amounts of corporate tax payments and lower incentive bonus and profit sharing accruals.

Deferred Tax Liability/Asset
Our net deferred tax liability decreased $3 million, or 30.0%, to $7 million as of December, 31, 2016, from $10 million as of December 31, 2015, primarily due to increases in deferred tax assets related to unrealized losses on available-for sale investment securities.
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

Contractual Obligations

Contractual obligations as of December 31, 2016 are summarized in the following table.
Contractual Obligations (Dollars in thousands)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$6,324,512	$—	$—	$—	$6,324,512
Time deposits	707,788	156,673	187,050	87	1,051,598
Securities sold under repurchase agreements	537,556	—	—	—	537,556
Other borrowed funds (1)	6	—	—	—	6
Long-term debt obligations (2)	—	20,000	—	6,453	26,453
Capital lease obligations	71	160	187	1,099	1,517
Operating lease obligations	2,401	4,465	4,055	10,260	21,181
Purchase obligations (3)	3,016	—	—	—	3,016
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82,477	82,477
Total contractual obligations	$7,575,350	$181,298	$191,292	$100,376	$8,048,316

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of a fixed rate note payable bearing interest of 2.28% and maturing on July 29, 2022; fixed rate note payable bearing interest of 6.24% and maturing on September 6, 2032; and, a fixed rate subordinated term loan bearing interest of 6.81% and maturing January 9, 2018. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

We also have obligations under a post-retirement healthcare benefit plan. These obligations represent actuarially determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $32 million, or 3.4%, to $983 million as of December 31, 2016 from $950 million as of December 31, 2015, due primarily to the retention of earnings. Increases in stockholders' equity due to earnings retention were partially offset by the repurchase and retirement of our common stock. During 2016, we repurchased and retired 975,877 shares of our Class A common stock in open market transactions at an aggregate purchase price of $26 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors on September 24, 2015. We paid aggregate cash dividends of $39 million to common shareholders during 2016. On January 19, 2017, we declared a quarterly dividend to common stockholders of $0.24 per share, which was paid on February 10, 2017 to shareholders of record as of January 30, 2017. For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.

Stockholders’ equity increased $42 million, or 4.6%, to $950 million as of December 31, 2015 from $909 million as of December 31, 2014, due primarily to the retention of earnings. Increases in stockholders' equity due to earnings retention were partially offset by the repurchase and retirement of our common stock. During 2015, we repurchased and retired 765,875 shares of our Class A common stock in open market transactions at an aggregate purchase price of $20 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors in January 2015. We paid aggregate cash dividends of $36 million to common shareholders during 2015.

On January 26, 2017, we filed a registration statement on Form S-4 to register 11,810,425 shares of Class A common stock to be issued as partial consideration for our acquisition of Cascade Bancorp. For additional information regarding the pending acquisition, see “—Executive Overview—Recent Trends and Developments” included above and “Note 2 – Acquisitions” in the accompanying “Notes to Consolidated Financial Statements” included in this report.

On April 3, 2015, we filed a Registration Statement on Form S-8 to register 2,000,000 shares of Class A common stock to be issued pursuant to our 2015 Equity and Incentive Plan.

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

As of December 31, 2016 and 2015, we had capital levels that, in all cases, exceeded the well capitalized guidelines. Additionally, our calculations indicate that as of December 31, 2016, we would meet all fully phased-in Basel III capital adequacy requirements. For additional information regarding the impact of this final rule, see "Regulation and Supervision — Capital Standards and Prompt Corrective Action" included in Part I, Item 1 of this report. For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

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

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “—Financial Condition—Capital Resources and Liquidity Management” above and “Business—Regulation and Supervision—Restrictions on Transfers of Funds to Us and the Bank” and “Risk Factors—Risks Relating to the Market and Our Business.”

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

Although we characterize some of our interest-sensitive assets as securities available-for-sale, such securities are not purchased with the intent to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2016. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$1,786,878	$989,435	$2,290,668	$338,770	$5,405,751
Investment securities (2)	142,483	426,082	1,337,387	218,516	2,124,468
Interest bearing deposits in banks	635,149	—	—	—	635,149
Federal funds sold	95	—	—	—	95
Total interest earning assets	$2,564,605	$1,415,517	$3,628,055	$557,286	$8,165,463
Interest bearing liabilities:
Interest bearing demand accounts (3)	$677,136	$515,944	$1,083,414	$—	$2,276,494
Savings deposits (3)	1,192,184	488,288	461,289	—	2,141,761
Time deposits, $100 or more	121,615	200,757	138,996	—	461,368
Other time deposits	166,798	218,705	204,727	—	590,230
Securities sold under repurchase agreements	537,556	—	—	—	537,556
Other borrowed funds	6	—	—	—	6
Long-term debt	17	54	20,347	7,552	27,970
Subordinated debentures held by subsidiary trusts	82,477	—	—	—	82,477
Total interest bearing liabilities	$2,777,789	$1,423,748	$1,908,773	$7,552	$6,117,862
Rate gap	$(213,184)	$(8,231)	$1,719,282	$549,734	$2,047,601
Cumulative rate gap	(213,184)	(221,415)	1,497,867	2,047,601
Cumulative rate gap as a percentage of total interest earning assets	-2.61%	-2.71%	18.34%	25.08%	25.08%

(1)
Does not include non-accrual loans of $73 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $2.8 million, a negative cumulative one year gap of $1.8 million and a positive cumulative one to five year gap of $1.5 million.

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 4% of the net interest income will be at risk over a one-year period should interest rates shift up or down 2%. As of December 31, 2016, our income simulation model predicted net interest income would increase $2.5 million, or 0.9%, assuming a 0.5% increase in interest rates during each of the next four consecutive quarters. This scenario predicts that our interest bearing assets reprice slightly faster than our interest bearing liabilities. We have not engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2016. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 50 and 75 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2% are modeled not to fall below 0% with an overall decrease of 2% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2016, a further decline in interest rates would result in compression of our net interest income.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2016 and 2015
Consolidated Statements of Income — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2016, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Interstate BancSystem, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Interstate BancSystem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Des Moines, Iowa
March 1, 2017

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the headings, “Annual Meeting of First Interstate Shareholders — Proposal No. 4 — Election of Directors" and “Corporate Governance — Board Committees and Related Matters — Audit Committee” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers and Directors” and “Corporate Governance and Related Matters — Compensation Committee” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Stock Ownership” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference.

The following table provides information, as of December 31, 2016, regarding our equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans
approved by shareholders(2)	940,843	$16.77	1,954,792

Equity compensation plans not
approved by shareholders	NA	NA	NA

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
Represents stock options issued pursuant to the 2006 Equity Compensation Plan, as amended and restated. For additional information, see “Notes to Consolidated Financial Statements—Stock Based Compensation” included in financial statements included Part IV, Item 15 of this report.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Annual Meeting of First Interstate Shareholders—Proposal No. —Ratification of the Independent Registered Public Accounting Firm” in our Joint Proxy Statement/Prospectus relating to our 2017 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Interstate BancSystem, Inc.

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Interstate BancSystem, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Des Moines, Iowa
March 1, 2017

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2016	2015
Assets
Cash and due from banks	$146,779	$132,595
Federal funds sold	95	563
Interest bearing deposits in banks	635,149	647,299
Total cash and cash equivalents	782,023	780,457
Investment securities:
Available-for-sale	1,611,698	1,456,840
Held-to-maturity (estimated fair values of $513,273 and $607,550 at December 31, 2016 and 2015, respectively)	512,770	600,665
Total investment securities	2,124,468	2,057,505
Loans held for investment	5,416,750	5,193,321
Mortgage loans held for sale	61,794	52,875
Total loans	5,478,544	5,246,196
Less allowance for loan losses	76,214	76,817
Net loans	5,402,330	5,169,379
Premises and equipment, net of accumulated depreciation	194,457	190,812
Goodwill	212,820	204,523
Company-owned life insurance	198,116	187,253
Other real estate owned (“OREO”)	10,019	6,254
Accrued interest receivable	29,852	27,729
Mortgage servicing rights, net of accumulated amortization and impairment reserve	18,457	15,621
Core deposit intangibles, net of accumulated amortization	9,648	10,589
Other assets	81,705	78,074
Total assets	$9,063,895	$8,728,196
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,906,257	$1,823,716
Interest bearing	5,469,853	5,265,221
Total deposits	7,376,110	7,088,937
Securities sold under repurchase agreements	537,556	510,635
Accounts payable and accrued expenses	44,923	53,042
Accrued interest payable	5,421	4,960
Deferred tax liability, net	6,839	9,765
Long-term debt	27,970	27,885
Other borrowed funds	6	2
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	8,081,302	7,777,703
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock	296,071	311,720
Retained earnings	694,650	638,367
Accumulated other comprehensive income (loss), net	(8,128)	406
Total stockholders’ equity	982,593	950,493
Total liabilities and stockholders’ equity	$9,063,895	$8,728,196
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2016	2015	2014
Interest income:
Interest and fees on loans	$259,219	$246,015	$231,469
Interest and dividends on investment securities:
Taxable	32,160	30,861	29,900
Exempt from federal taxes	3,447	3,998	4,357
Interest on deposits in banks	2,589	1,537	1,334
Interest on federal funds sold	11	12	7
Total interest income	297,426	282,423	267,067
Interest expense:
Interest on deposits	12,662	13,107	13,779
Interest on securities sold under repurchase agreements	429	231	237
Interest on long-term debt	1,815	2,300	2,016
Interest on subordinated debentures held by subsidiary trusts	2,755	2,422	2,574
Total interest expense	17,661	18,060	18,606
Net interest income	279,765	264,363	248,461
Provision for loan losses	9,991	6,822	(6,622)
Net interest income after provision for loan losses	269,774	257,541	255,083
Non-interest income:
Mortgage banking revenues	37,222	29,973	23,940
Payment services revenues	34,374	32,750	30,695
Wealth management revenues	20,460	19,907	18,996
Service charges on deposit accounts	18,426	17,031	16,567
Other service charges, commissions and fees	11,506	10,404	10,047
Investment securities gains, net	330	137	61
Other income	10,028	11,313	11,529
Non-recurring litigation recovery	4,150	—	—
Total non-interest income	136,496	121,515	111,835
Non-interest expense:
Salaries and wages	108,684	101,451	96,513
Employee benefits	35,193	31,324	30,564
Occupancy, net	17,714	17,879	17,796
Furniture and equipment	9,584	15,524	13,816
Outsourced technology services	20,547	10,124	9,423
FDIC insurance premiums	4,548	4,858	4,608
Professional fees	4,990	6,458	4,882
OREO expense, net of income	(44)	(1,475)	(272)
Mortgage servicing rights amortization	2,957	2,434	2,361
Mortgage servicing rights impairment recovery	(35)	(97)	(136)
Core deposit intangibles amortization	3,427	3,388	2,251
Other expenses	50,625	50,936	47,480
Loss contingency expense	—	5,000	4,000
Acquisition expenses	2,821	795	4,017
Total non-interest expense	261,011	248,599	237,303
Income before income tax expense	145,259	130,457	129,615
Income tax expense	49,623	43,662	45,214
Net income	$95,636	$86,795	$84,401

Basic earnings per common share	$2.15	$1.92	$1.89
Diluted earnings per common share	2.13	1.90	1.87
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2016	2015	2014
Net income	$95,636	$86,795	$84,401
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	(19,379)	3,151	27,522
Reclassification adjustment for net gains included in income	(330)	(137)	(61)
Change in unamortized loss on available-for-sale investment securities transferred into held-to-maturity	1,858	1,611	(6,923)
Change in net unrealized gain (loss) on derivatives	(203)	165	—
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	3,983	58	1,731
Other comprehensive income (loss), before tax	(14,071)	4,848	22,269
Deferred tax benefit (expense) related to other comprehensive income (loss)	5,537	(1,908)	(8,762)
Other comprehensive income (loss), net of tax	(8,534)	2,940	13,507
Comprehensive income	$87,102	$89,735	$97,908

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$285,535	$532,087	$(16,041)	$801,581
Net income	—	84,401	—	84,401
Other comprehensive income, net of tax	—	—	13,507	13,507
Common stock transactions:
388,101 common shares purchased and retired	(9,739)	—	—	(9,739)
1,402,811 common shares issued	35,674	—	—	35,674
142,878 non-vested common shares issued	—	—	—	—
29,261 non-vested common shares forfeited or canceled	—	—	—	—
499,625 stock options exercised, net of 239,665 shares tendered in payment of option price and income tax withholding amounts	6,299	—	—	6,299
Tax benefit of stock-based compensation	2,193	—	—	2,193
Stock-based compensation expense	3,634	—	—	3,634
Cash dividends declared:
Common ($0.64 per share)	—	(28,626)	—	(28,626)
Balance at December 31, 2014	323,596	587,862	(2,534)	908,924
Net income	—	86,795	—	86,795
Other comprehensive income, net of tax	—	—	2,940	2,940
Common stock transactions:
793,077 common shares purchased and retired	(20,647)	—	—	(20,647)
21,414 common shares issued	—	—	—	—
169,577 non-vested common shares issued	—	—	—	—
19,184 non-vested common shares forfeited or canceled	—	—	—	—
261,080 stock options exercised, net of 89,358 shares tendered in payment of option price and income tax withholding amounts	3,369	—	—	3,369
Tax benefit of stock-based compensation	1,443	—	—	1,443
Stock-based compensation expense	3,959	—	—	3,959
Cash dividends declared:
Common ($0.80 per share)	—	(36,290)	—	(36,290)
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED) (In thousands, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	95,636	—	95,636
Other comprehensive loss, net of tax benefit	—	—	(8,534)	(8,534)
Common stock transactions:
1,015,389 common shares purchased and retired	(26,854)	—	—	(26,854)
16,347 common shares issued	—	—	—	—
190,239 non-vested common shares issued	—	—	—	—
29,844 non-vested common shares forfeited or canceled	—	—	—	—
336,598 stock options exercised, net of 104,643 shares tendered in payment of option price and income tax withholding amounts	4,683	—	—	4,683
Tax benefit of stock-based compensation	2,146	—	—	2,146
Stock-based compensation expense	4,376	—	—	4,376
Cash dividends declared:
Common ($0.88 per share)	—	(39,353)	—	(39,353)
Balance at December 31, 2016	$296,071	$694,650	$(8,128)	$982,593

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$95,636	$86,795	$84,401
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	9,991	6,822	(6,622)
Net (gain) loss on disposal of property and equipment	621	(731)	(1,256)
Depreciation and amortization	19,480	18,313	16,855
Net premium amortization on investment securities	12,520	14,880	14,690
Net gain on investment securities transactions	(330)	(137)	(61)
Net gain on sale of mortgage loans held for sale	(26,806)	(21,748)	(17,475)
Net gain on sale of OREO	(925)	(2,991)	(1,849)
Write-down of OREO and other assets pending disposal	792	1,013	326
Mortgage servicing rights impairment recovery	(35)	(97)	(136)
Deferred income tax expense	3,369	12,449	5,345
Net increase in cash surrender value of company-owned life insurance policies	(4,477)	(3,432)	(3,600)
Stock-based compensation expense	4,376	3,959	3,634
Tax benefits from stock-based compensation	2,146	1,443	2,193
Excess tax benefits from stock-based compensation	(1,566)	(1,184)	(2,205)
Originations of loans held for sale	(1,113,292)	(1,148,098)	(903,373)
Proceeds from sale of loans held for sale	1,125,365	1,164,804	923,350
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,053)	(101)	470
Increase in other assets	(2,214)	(3,622)	(6,956)
Increase (decrease) in accrued interest payable	445	(1,006)	286
Increase (decrease) in accounts payable and accrued expenses	(5,973)	(11,931)	13,991
Net cash provided by operating activities	118,070	115,400	122,008
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(18,173)	(45,179)	(21,627)
Available-for-sale	(905,940)	(474,846)	(664,821)
Proceeds from maturities, paydowns, calls and sales of investment securities:
Held-to-maturity	112,563	118,406	47,784
Available-for-sale	814,598	648,683	613,930
Purchase of company-owned life insurance	—	(30,000)	(15,000)
Proceeds from sales of mortgage servicing rights	—	—	266
Extensions of credit to customers, net of repayments	(168,321)	(327,878)	(216,730)
Recoveries of loans charged-off	9,249	7,432	9,478
Proceeds from sales of OREO	5,325	15,644	12,381
Acquisition of bank and bank holding company, net of cash and cash equivalents, received	18,554	(1,636)	35,556
Proceeds from sale of loan production office	932	—	—
Capital expenditures, net of proceeds from sales	(11,879)	(5,965)	2,941
Net cash used in investing activities	$(143,092)	$(95,339)	$(195,842)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2016	2015	2014
Cash flows from financing activities:
Net increase in deposits	$77,586	$19,160	$357,083
Net increase in repurchase agreements	8,871	6,385	43,892
Net increase (decrease) in short-term borrowings	4	(7)	(12,720)
Borrowings of long-term debt	150	5,103	68
Repayments of long-term debt	(65)	(16,538)	(48)
Write-off of debt issuance costs	—	7	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	—	(20,439)
Proceeds from issuance of common stock	4,683	3,369	6,299
Common stock issuance costs	—	—	(298)
Excess tax benefits from stock-based compensation	1,566	1,184	2,205
Purchase and retirement of common stock	(26,854)	(20,647)	(9,739)
Dividends paid to common stockholders	(39,353)	(36,290)	(28,626)
Net cash provided by (used in) financing activities	26,588	(38,274)	337,677
Net increase (decrease) in cash and cash equivalents	1,566	(18,213)	263,843
Cash and cash equivalents at beginning of year	780,457	798,670	534,827
Cash and cash equivalents at end of year	$782,023	$780,457	$798,670

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$54,419	$27,335	$26,650
Cash paid during the year for interest expense	17,200	18,933	17,736

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

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2016, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2015 and 2014 to conform to the 2016 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2016 and 2015, the Company had cash of $625,269 and $636,345, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $19,327 and $10,031 as of December 31, 2016 and 2015, respectively, to reduce service charges for check clearing services.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses are included in investment securities gains. Declines in the fair value of securities below their cost that are judged to be other-than-temporary are included in other expenses if the decline is related to credit losses. Other-than-temporary impairment losses related to other factors are recognized in other comprehensive income, net of income taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific identification method.

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

Loans held for sale include residential mortgage loans originated for immediate sale. Beginning January 1, 2016, the Company elected to account for loans held for sale using the fair value option. Under the fair value option, net loan origination fees are recognized in non-interest income at the time of origination. Subsequent changes in the estimated fair values of loans held for sale are recorded as unrealized gains and losses in non-interest income. Prior to 2016, the Company carried loans held for sale at the lower of aggregate cost or estimated market value. Estimated fair values of loans held for sale are determined based upon current secondary market prices for loans with similar coupons, maturities and credit quality, or in the case of committed loan, on current delivery prices. Gains and losses on loan held for sale are recognized based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of loans held for sale, as well as realized gains and losses on the sale of loans, are included in non-interest income - mortgage banking revenues on the accompanying consolidated statements of income. Loans held for sale were $61,794 and $52,875 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had no recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

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

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits. Accumulated core deposit intangibles amortization was $31,467 as of December 31, 2016 and $28,040 as of December 31, 2015. Amortization expense related to core deposit intangibles recorded as of December 31, 2016 is expected to total $2,407, $1,833, $1,565, $1,297, $1,029, and $1,517 in 2017, 2018, 2019, 2020, 2021, and thereafter, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016 and 2015, deferred compensation plan assets were $10,627 and $10,149, respectively. Corresponding deferred compensation plan liabilities were $10,627 and $10,149 as of December 31, 2016 and 2015, respectively. Realized and unrealized holding gains or losses on deferred compensation plan assets, net of the related employees benefits expense, are included in other non-interest income the Company's consolidated statements of income.

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. Impairment losses of $171, $806 and $102 were recognized in other non-interest expense in 2016, 2015 and 2014, respectively.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $603, $207 and $224 were recorded in 2016, 2015 and 2014, respectively. The carrying value of foreclosed residential real estate properties included in other real estate owned was $2,282 as of December 31, 2016, and $1,686 as of December 31, 2015.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2016, restricted equity securities of the Federal Reserve Bank and the FHLB of $16,353 and $10,111, respectively, were included in other assets at cost. As of December 31, 2015, restricted equity securities of the Federal Reserve Bank and the FHLB were $16,421 and $10,135, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2016, 2015 or 2014.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012. The Company had accrued interest of $14, $235 and $206 as of December 31, 2016, 2015 and 2014. The Company had no penalties as of December 31, 2016, 2015 or 2014.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2,819, $3,452, and $3,734 in 2016, 2015 and 2014, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. Stock-based compensation expense of $4,376, $3,959 and $3,634 for the years ended December 31, 2016, 2015 and 2014, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2016, 2015 and 2014 were $2,146, $1,443 and $2,193, respectively.

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

Cascade Bancorp. On November 17, 2016, the Company entered into an agreement and plan of merger (the "Agreement") to acquire all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 50 banking offices across Oregon, Idaho and Washington. Under the terms of the Agreement, each outstanding share of Cascade Bancorp will convert into the right to receive 0.14864 shares of the Company's Class A common stock and $1.91 in cash. Based on the closing price of the Company's Class A common stock on December 31, 2016, the merger consideration represents an aggregate purchase price of approximately $627,991. As of December 31, 2016, Cascade had total assets of $3,079,058, deposits of $2,661,812 and net loans of $2,077,358. Upon completion of the merger, which is expected to close during third quarter 2017 subject to regulatory and shareholder approvals, the Company will become a regional community bank with over $12 billion in total assets and a geographic footprint that will span Montana, Wyoming, South Dakota, Idaho, Oregon and Washington.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Flathead Bank of Bigfork. On April 6, 2016, the Company's bank subsidiary entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead"), a Montana-based bank wholly owned by Flathead Holding Company. The acquisition was completed as of August 12, 2016 for cash consideration of $34,100. The acquisition allowed the Company to gain market share in several of its current market areas and expand its market presence in Montana.

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

The following table summarizes the consideration paid, fair values of the Flathead assets acquired and liabilities assumed and the resulting goodwill. All amounts are final.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Core deposit intangible assets related to the Flathead acquisition of $2,486 are being amortized using an accelerated method over the estimated useful lives of the related deposits of nine years.

In conjunction with the Flathead acquisition, the Company acquired certain loans with evidence of deterioration in credit quality and for which was probable, at acquisition, that the Company would be unable to collect all contractual amounts owed. The excess of all cash flows expected at acquisition over the initial fair value of the acquired credit-impaired loans ("accretable yield") is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underlying credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
Information regarding loans acquired credit-impaired as of the August 12, 2016 acquisition date is as follows:

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

The following table presents unaudited pro forma consolidated revenues and net income as if the Flathead acquisition had occurred as of January 1, 2015.

Year ended December 31, (unaudited)	2016	2015
Interest income	$301,699	$289,330
Non-interest income	137,793	123,282
Total revenues	$439,492	$412,612

Net income	$98,674	$88,847

The unaudited pro forma net income presented in the table above for 2016 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses, of $1,834, net of tax. Pro forma net income presented in the table above for 2015 was adjusted to include the aforementioned acquisition-related costs. The unaudited pro forma net income presented in the table above for 2016 and 2015 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. No adjustments were made for operating costs savings and other business synergies expected as a result of the acquisition, or accretion or amortization of fair value adjustments other than core deposit intangible assets.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Absarokee acquisition was accounted for using the acquisition method with cash consideration funded from cash on hand. The assets and liabilities of the acquired entities were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition dates. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. During 2016, the Company completed its review of Absarokee tax items and finalized the fair value of acquired deferred tax assets resulting in a $42 decrease in goodwill.

Core deposit intangible assets related to the Absarokee acquisition of $695 are being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

Unaudited pro forma consolidated revenues and net income as if the Absarokee acquisition had occurred as of January 1, 2014, are not presented because the effect of this acquisition was not considered significant.

Goodwill arising from the Flathead and Absarokee acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the acquired entities and the Company. The Absarokee acquisition was accounted for as a tax-free exchange; therefore, goodwill recorded in conjunction with the Absarokee acquisition is not deductible for income tax purposes. The Flathead acquisition was accounted for as a deemed asset purchase; therefore, goodwill recorded in conjunction with the Flathead acquisition is deductible for income tax purposes. Fair values of assets acquired and liabilities assumed as part of the Flathead and Absarokee acquisitions were estimated using relevant market information and significant other inputs and generally fall within Levels 2 and 3 of the fair value hierarchy.

The accompanying consolidated statements of income include the results of operations of the acquired entities from their acquisition dates. The operations of Flathead and Absarokee were immediately integrated with the Company's operations and the acquired banks were merged with FIB. As such, the Company has determined it is not practical to report post-acquisition date revenues and net income of the acquired entities that were included in the Company's consolidated statements of income for the years ended December 31, 2016 and 2015.

The Company recorded third party acquisition-related costs of $2,821, $795 and $4,017 in 2016, 2015 and 2014 respectively. These costs are included in acquisition expenses in the Company's consolidated statements of income.

(3)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$3,608	$5	$(1)	$3,612
Obligations of U.S. government agencies	397,411	343	(6,457)	391,297
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,220,890	6,412	(13,601)	1,213,701
Private mortgage-backed securities	116	1	(1)	116
Other investments	2,951	21	—	2,972
Total	$1,624,976	$6,782	$(20,060)	$1,611,698

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$160,192	$2,723	$(542)	$162,373
Corporate securities	53,032	139	(211)	52,960
Obligations of U.S. government agencies	19,737	—	(162)	19,575
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	279,578	7,804	(9,249)	278,133
Other investments	231	1	—	232
Total	$512,770	$10,667	$(10,164)	$513,273

Gross gains of $423 and gross losses of $93 were realized on the disposition of available-for-sale securities in 2016.

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$3,912	$3	$(4)	$3,911
Obligations of U.S. government agencies	521,079	712	(1,610)	520,181
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	921,699	9,448	(2,101)	929,046
Private mortgage-backed securities	156	1	(1)	156
Other investments	3,550	5	(9)	3,546
Total	$1,450,396	$10,169	$(3,725)	$1,456,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$173,785	$5,103	$(227)	$178,661
Corporate securities	50,046	64	(220)	49,890
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	376,480	7,686	(5,522)	378,644
Other securities	354	1	—	355
Total	$600,665	$12,854	$(5,969)	$607,550

Gross gains of $156 and $274 were realized on the disposition of available-for-sale securities in 2015 and 2014, respectively. Gross losses of $19 and $213 were realized on the disposition of available-for-sale securities in 2015 and 2014, respectively.

As of December 31, 2016, the Company had general obligation securities with amortized costs of $131,020 included in state, county and municipal securities, of which $78,725 were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

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

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015.

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$598	$(1)	$—	$—	$598	$(1)
Obligations of U.S. government agencies	316,511	(6,457)	—	—	316,511	(6,457)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	746,265	(13,102)	15,801	(499)	762,066	(13,601)
Private mortgage-backed securities	—	—	48	(1)	48	(1)
Other investments	—	—	—	—	—	—
Total	$1,063,374	$(19,560)	$15,849	$(500)	$1,079,223	$(20,060)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$42,518	$(533)	$2,831	$(9)	$45,349	$(542)
Corporate securities	32,474	(211)	—	—	32,474	(211)
Obligations of U.S. government agencies	19,575	(162)	—	—	19,575	(162)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	108,857	(7,973)	19,986	(1,276)	128,843	(9,249)
Total	$203,424	$(8,879)	$22,817	$(1,285)	$226,241	$(10,164)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$2,092	$(4)	$—	$—	$2,092	$(4)
Obligations of U.S. government agencies	209,631	(1,077)	54,619	(533)	264,250	(1,610)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	343,875	(1,577)	28,010	(524)	371,885	(2,101)
Private mortgage-backed securities	—	—	61	(1)	61	(1)
Other investments	1,225	(9)	—	—	1,225	(9)
Total	$556,823	$(2,667)	$82,690	$(1,058)	$639,513	$(3,725)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$10,182	$(39)	$9,476	$(188)	$19,658	$(227)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	87,033	(4,390)	69,539	(1,132)	$156,572	$(5,522)
Corporate securities	31,135	(220)	—	—	31,135	(220)
Total	$128,350	$(4,649)	$79,015	$(1,320)	$207,365	$(5,969)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2016, the Company had 396 individual investment securities that were in an unrealized loss position. As of December 31, 2015, the Company had 198 individual investment securities that were in an unrealized loss position. Unrealized losses as of December 31, 2016 and 2015 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2016, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during 2016, 2015 or 2014.

Maturities of investment securities at December 31, 2016 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2016	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$343,675	$341,720	$89,581	$90,105
After one year but within five years	1,109,151	1,100,551	285,138	283,668
After five years but within ten years	135,520	133,012	111,437	112,852
After ten years	36,630	36,415	26,614	26,648
Total	$1,624,976	$1,611,698	$512,770	$513,273

At December 31, 2016, the Company had investment securities callable within one year with amortized costs and estimated fair values of $140,083 and $137,562, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above. At December 31, 2016, the Company had no callable structured notes.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2016 and 2015, the Company had variable rate mortgage-backed securities with amortized costs of $66,224 and $68,440, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2016, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Investment securities with amortized cost of $1,400,060 and $1,325,078 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2016 and 2015 was $1,388,200 and $1,328,571, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2016	2015
Real estate loans:
Commercial	$1,834,445	$1,793,258
Construction:
Land acquisition & development	208,512	224,066
Residential	147,896	111,763
Commercial	125,589	94,890
Total construction loans	481,997	430,719
Residential	1,027,393	1,032,851
Agricultural	170,248	156,234
Total real estate loans	3,514,083	3,413,062
Consumer:
Indirect consumer	752,409	622,529
Other consumer	148,087	153,717
Credit card	69,770	68,107
Total consumer loans	970,266	844,353
Commercial	797,942	792,416
Agricultural	132,858	142,151
Other, including overdrafts	1,601	1,339
Loans held for investment	5,416,750	5,193,321
Mortgage loans held for sale	61,794	52,875
Total loans	$5,478,544	$5,246,196

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $321,481 and $298,661 as of December 31, 2016 and 2015, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

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

Included in the loan table above, are loans acquired in business combinations including certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The following table displays the outstanding unpaid principal balance, accrued interest receivable and accrual status of loans acquired with credit impairment as of December 31, 2016 and 2015.

December 31,	2016	2015

Outstanding balance	$35,755	$33,755
Carrying value:
Loans on accrual status	21,925	21,507
Loans on non-accrual status	—	—
Total carrying value	$21,925	$21,507

The following table summarizes changes in the accretable yield for loans acquired credit impaired for year ended December 31, 2016 and 2015:

Year Ended December 31,	2016	2015

Beginning balance	$6,713	$5,781
Acquisitions	1,113	432
Accretion income	(2,524)	(2,884)
Additions	2	594
Reductions due to exit events	(1,095)	(517)
Reclassifications from nonaccretable differences	2,594	3,307
Ending balance	$6,803	$6,713

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2016	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$7,307	$1,099	$303	$8,709	$1,799,525	$26,211	$1,834,445
Construction:
Land acquisition & development	633	352	279	1,264	202,223	5,025	208,512
Residential	931	264	—	1,195	146,245	456	147,896
Commercial	—	—	—	—	124,827	762	125,589
Total construction loans	1,564	616	279	2,459	473,295	6,243	481,997
Residential	3,986	1,280	702	5,968	1,014,990	6,435	1,027,393
Agricultural	341	287	—	628	165,293	4,327	170,248
Total real estate loans	13,198	3,282	1,284	17,764	3,453,103	43,216	3,514,083
Consumer:
Indirect consumer	8,425	2,329	712	11,466	740,163	780	752,409
Other consumer	1,322	235	167	1,724	146,006	357	148,087
Credit card	504	333	567	1,404	68,366	—	69,770
Total consumer loans	10,251	2,897	1,446	14,594	954,535	1,137	970,266
Commercial	3,171	727	734	4,632	767,878	25,432	797,942
Agricultural	1,518	362	14	1,894	127,956	3,008	132,858
Other, including overdrafts	—	1	311	312	1,289	—	1,601
Loans held for investment	28,138	7,269	3,789	39,196	5,304,761	72,793	5,416,750
Mortgage loans originated for sale	—	—	—	—	61,794	—	61,794
Total loans	$28,138	$7,269	$3,789	$39,196	$5,366,555	$72,793	$5,478,544

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

Acquired loans that meet the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have approximated $3,389, $3,150 and $3,970 during the years ended December 31, 2016, 2015 and 2014, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company considers impaired loans to include all loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2016
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57,017	$24,410	$21,420	$45,830	$2,847
Construction:
Land acquisition & development	12,084	4,330	1,813	6,143	826
Residential	1,555	219	619	838	1
Commercial	4,786	3,940	647	4,587	657
Total construction loans	18,425	8,489	3,079	11,568	1,484
Residential	8,222	4,074	2,470	6,544	253
Agricultural	5,069	4,509	181	4,690	4
Total real estate loans	88,733	41,482	27,150	68,632	4,588
Commercial	40,314	13,230	19,167	32,397	9,254
Agricultural	3,738	3,280	382	3,662	112
Total	$132,785	$57,992	$46,699	$104,691	$13,954

	December 31, 2015
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58,179	$27,882	$17,614	$45,496	$3,401
Construction:
Land acquisition & development	15,503	7,245	778	8,023	282
Residential	992	293	—	293	—
Commercial	1,264	340	739	1,079	739
Total construction loans	17,759	7,878	1,517	9,395	1,021
Residential	7,073	3,547	2,317	5,864	367
Agricultural	6,434	5,563	198	5,761	5
Total real estate loans	89,445	44,870	21,646	66,516	4,794
Commercial	29,593	10,744	13,727	24,471	6,487
Agricultural	1,349	622	356	978	294
Total	$120,387	$56,236	$35,729	$91,965	$11,575

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	December 31, 2014
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$41,603	$28,143	$11,246	$39,389	$1,608
Construction:
Land acquisition & development	12,511	7,262	1,615	8,877	574
Residential	459	272	—	272	—
Commercial	2,729	253	2,442	2,695	904
Total construction loans	15,699	7,787	4,057	11,844	1,478
Residential	2,959	2,452	341	2,793	143
Agricultural	8,844	6,444	2,305	8,749	732
Total real estate loans	69,105	44,826	17,949	62,775	3,961
Commercial	16,904	11,882	2,644	14,526	1,190
Agricultural	1,231	342	837	1,179	641
Total	$87,240	$57,050	$21,430	$78,480	$5,792

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate:
Commercial	$46,870	$239	$39,233	$784	$54,701	$876
Construction:
Land acquisition & development	8,026	40	8,337	54	13,056	43
Residential	829	—	282	—	822	—
Commercial	2,882	24	1,887	7	1,529	8
Total construction loans	11,737	64	10,506	61	15,407	51
Residential	6,220	11	4,055	1	4,537	5
Agricultural	4,365	16	7,156	39	8,774	78
Total real estate loans	69,192	330	60,950	885	83,419	1,010
Commercial	30,089	307	18,502	123	13,789	50
Agricultural	1,827	35	858	26	447	23
Total	$101,108	$672	$80,310	$1,034	$97,655	$1,083

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2016, 2015 and 2014 would have been approximately $4,203, $3,935 and $4,951, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $49,652 as of December 31, 2016, of which $27,309 were included in non-accrual loans and $22,343 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $40,330 as of December 31, 2015, of which $24,911 were included in non-accrual loans and $15,419 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	18	$437	$5,452	$171	$1,777	$7,837
Commercial construction	1	—	3,749	—	—	3,749
Residential	1	—	64	—	—	64
Total real estate loans	20	437	9,265	171	1,777	11,650
Commercial	13	4,426	381	—	3,269	8,076
Agriculture	2	—	340	—	—	340
Total	35	$4,863	$9,986	$171	$5,046	$20,066

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial real estate	2	$—	$628	$—	$54	$682
Consumer	1	—	—	—	4	4
Commercial	12	—	8,689	3,318	455	12,462
Total	15	$—	$9,317	$3,318	$513	$13,148

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2014		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	13	$4,753	$672	$84	$1,047	$6,556
Residential	1	—	—	—	15	15
Total real estate loans	14	4,753	672	84	1,062	6,571
Consumer	1	—	113	—	—	113
Commercial	5	476	—	—	30	506
Total	20	$5,229	$785	$84	$1,092	$7,190

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2016, 2015 or 2014.

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default.

Year ended December 31, 2016	Number of Notes	Balance
Commercial real estate	1	$194
Commercial	2	381
	3	$575

As of December 31, 2015 and 2014, loans modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period were not significant. As of December 31, 2016, and 2015, all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2016, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Substandard — includes loans that are inadequately protected by the current sound worth and paying capacity of the borrower. Although the primary source of repayment for a Substandard is not currently sufficient, collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a Substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85,292	$85,293	$10,842	$181,427
Construction:
Land acquisition & development	13,414	6,214	1,401	21,029
Residential	412	1,621	656	2,689
Commercial	1,555	6,344	664	8,563
Total construction loans	15,381	14,179	2,721	32,281
Residential	5,038	12,472	764	18,274
Agricultural	3,831	17,813	—	21,644
Total real estate loans	109,542	129,757	14,327	253,626
Consumer:
Indirect consumer	778	1,527	101	2,406
Other consumer	681	1,036	264	1,981
Total consumer loans	1,459	2,563	365	4,387
Commercial	46,402	29,281	21,240	96,923
Agricultural	6,178	10,724	404	17,306
Total	$163,581	$172,325	$36,336	$372,242

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2015	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$61,787	$84,556	$10,609	$156,952
Construction:
Land acquisition & development	16,593	12,482	591	29,666
Residential	1,640	1,886	—	3,526
Commercial	166	323	756	1,245
Total construction loans	18,399	14,691	1,347	34,437
Residential	4,453	9,661	2,540	16,654
Agricultural	6,114	16,529	—	22,643
Total real estate loans	90,753	125,437	14,496	230,686
Consumer:
Indirect consumer	644	1,131	154	1,929
Other consumer	651	1,130	198	1,979
Total consumer loans	1,295	2,261	352	3,908
Commercial	32,975	27,982	15,085	76,042
Agricultural	2,247	7,105	417	9,769
Total	$127,270	$162,785	$30,350	$320,405

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

(5)	ALLOWANCE FOR LOAN LOSSES

The following tables present a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged (credited) to operating expense	(21,714)	8,393	21,950	1,362	—	9,991
Less loans charged-off	(5,215)	(8,607)	(5,838)	(183)	—	(19,843)
Add back recoveries of loans previously charged-off	3,258	2,781	3,205	5	—	9,249
Ending balance	$28,625	$7,711	$38,092	$1,786	$—	$76,214

Individually evaluated for impairment	$4,588	$—	$9,254	$112	$—	$13,954
Collectively evaluated for impairment	24,037	7,711	28,838	1,674	—	62,260
Ending balance	$28,625	$7,711	$38,092	$1,786	$—	$76,214

Total loans:
Individually evaluated for impairment	$68,632	$—	$32,397	$3,662	$—	$104,691
Collectively evaluated for impairment	3,445,451	970,266	765,545	129,196	1,601	5,312,059
Total loans held for investment	$3,514,083	$970,266	$797,942	$132,858	$1,601	$5,416,750

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53,884	$5,035	$14,307	$974	$—	$74,200
Provision charged (credited) to operating expense	(645)	3,243	4,376	(152)	—	6,822
Less loans charged-off	(4,076)	(5,683)	(1,657)	(221)	—	(11,637)
Add back recoveries of loans previously charged-off	3,133	2,549	1,749	1	—	7,432
Ending balance	$52,296	$5,144	$18,775	$602	$—	$76,817

Individually evaluated for impairment	$4,794	$—	$6,487	$294	$—	$11,575
Collectively evaluated for impairment	47,502	5,144	12,288	308	—	65,242
Ending balance	$52,296	$5,144	$18,775	$602	$—	$76,817

Total loans:
Individually evaluated for impairment	$66,516	$—	$24,471	$978	$—	$91,965
Collectively evaluated for impairment	3,346,546	844,353	767,945	141,173	1,339	5,101,356
Total loans held for investment	$3,413,062	$844,353	$792,416	$142,151	$1,339	$5,193,321

Year ended December 31, 2014	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$63,923	$6,193	$14,747	$476	$—	$85,339
Provision charged (credited) to operating expense	(10,348)	1,382	1,809	535	—	(6,622)
Less loans charged-off	(3,014)	(4,887)	(6,030)	(64)	—	(13,995)
Add back recoveries of loans previously charged-off	3,323	2,347	3,781	27	—	9,478
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Individually evaluated for impairment	$3,961	$—	$1,190	$641	$—	$5,792
Collectively evaluated for impairment	49,923	5,035	13,117	333	—	68,408
Ending balance	$53,884	$5,035	$14,307	$974	$—	$74,200

Total loans:
Individually evaluated for impairment	$62,775	$—	$14,526	$1,179	$—	$78,480
Collectively evaluated for impairment	3,162,478	762,471	725,547	123,680	3,959	4,778,135
Total loans held for investment	$3,225,253	$762,471	$740,073	$124,859	$3,959	$4,856,615

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of December 31, 2016 and 2015, the Company's allowance for loans losses included $427 and $382, respectively, related to acquired credit impaired loans.

(6)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2016	2015
Land	$39,794	$37,999
Buildings and improvements	218,317	213,321
Furniture and equipment	88,537	81,354
	346,648	332,674
Less accumulated depreciation	(152,191)	(141,862)
Premises and equipment, net	$194,457	$190,812

The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note 17—Commitments and Contingencies.

(7)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2016	2015
Key executive, principal shareholder	$4,035	$3,926
Key executive split dollar	4,806	4,778
Group life	189,275	178,549
Total	$198,116	$187,253

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4,035 and $3,926 at December 31, 2016 and 2015, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4,806 and $4,778 at December 31, 2016 and 2015, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $189,275 and $178,549 at December 31, 2016 and 2015, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured's designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured's designated beneficiary if the insured is employed by the Company at the time of death.

(8)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$6,254	$13,554	$15,504
Acquisitions	1,120	—	3,608
Additions	7,648	5,560	5,198
Valuation adjustments	(603)	(207)	(224)
Dispositions	(4,400)	(12,653)	(10,532)
Balance at end of year	$10,019	$6,254	$13,554

Write-downs of $603 during 2016 included adjustments of $550 directly related to receipt of updated appraisals and adjustments of $53 based on other sources, including management estimates of the current fair value of properties. Write-downs of $207 during 2015 included adjustments of $106 directly related to receipt of updated appraisals and adjustments of $101 based on other sources, including management estimates of the current fair value of properties. Write-downs of $224 during 2014 included adjustments of $93 directly related to receipt of updated appraisals and adjustments of $131 based on other sources, including management estimates of the current fair value of properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(9)	DERIVATIVES AND HEDGING ACTIVITIES

The notional amounts and estimated fair values of the Company's interest rate swap contracts are presented in the following table.

	December 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets)
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$165
Non-hedging interest rate derivatives:
Interest rate swap contracts	53,593	1,332	9,369	788
Interest rate lock commitments	73,422	1,131	—	—
Forward loan sales contracts	126,836	286	—	—
Total derivative assets	$253,851	$2,749	$109,369	$953

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets)
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$33	$—	$—
Non-hedging interest rate derivatives:
Interest rate swap contracts	53,593	1,281	9,369	829
Total derivative liabilities	$153,593	$1,314	$9,369	$829

On September 22, 2015, the Company entered into a forward starting interest rate swap with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to future FHLB or other borrowings as the cash flow hedge. The hedge was fully effective during all periods presented. As such, no amount of ineffectiveness was included in the Company's consolidated statements of income in 2016 or 2015. The fair value of the interest rate swap is included in other liabilities in the Company's consolidated balance sheets with changes in fair value recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

The following table presents the pre-tax gains or losses related to the interest rate swap derivative contracts recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income:

As of or For The Year Ended December 31,	2016	2015	2014
Derivatives designated as hedges:
Amount of gain recognized in other comprehensive income (effective portion)	$(198)	$165	$—
Non-hedging interest rate derivatives:
Amount of gain (loss) recognized in other non-interest income	92	(43)	2
Amount of net fee income recognized in other non-interest income	933	139	70
Amount of net gains recognized in mortgage banking revenues	1,417	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(10)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$15,860	$14,374	$14,018
Acquisitions of mortgage servicing rights	—	306	—
Originations of mortgage servicing rights	5,758	3,614	2,717
Amortization expense	(2,957)	(2,434)	(2,361)
Balance at end of year	18,661	15,860	14,374
Less valuation reserve	(204)	(239)	(336)
Balance at end of year	$18,457	$15,621	$14,038

Principal balance of serviced loans underlying mortgage servicing rights	$3,127,528	$2,906,239	$2,615,311
Mortgage servicing rights as a percentage of serviced loans	0.59%	0.54%	0.54%

At December 31, 2016, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $35,656 and 8.0 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.6% to 11.4% and monthly prepayment speeds ranging from 0.5% to 1.5% depending upon the risk characteristics of the underlying loans. At December 31, 2015, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $31,011 and 7.3 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.8% to 14.5% and monthly prepayment speeds ranging from 0.5% to 1.8% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $35, $97 and $136 in 2016, 2015 and 2014, respectively. No permanent impairment was recorded in 2016, 2015 or 2014.

(11)	DEPOSITS

Deposits are summarized as follows:

December 31,	2016	2015
Non-interest bearing demand	$1,906,257	$1,823,716
Interest bearing:
Demand	2,276,494	2,178,373
Savings	2,141,761	1,955,256
Time, $100 and over	461,368	487,372
Time, other	590,230	644,220
Total interest bearing	5,469,853	5,265,221
Total deposits	$7,376,110	$7,088,937

The Company had no brokered time deposits as of December 31, 2016 and 2015.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $25,723 and $38,336 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company had time deposits of $208,525 and $222,912, respectively, that met or exceeded the FDIC insurance limit of $250.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Maturities of time deposits at December 31, 2016 are as follows:

	Time, $100 and Over	Total Time
Due within 3 months or less	$121,615	$288,325
Due after 3 months and within 6 months	80,224	168,225
Due after 6 months and within 12 months	120,533	251,238
Due after 12 months	138,996	343,810
Total	$461,368	$1,051,598

Interest expense on time deposits of $100 or more was $3,684, $3,739 and $4,003 for the years ended December 31, 2016, 2015 and 2014, respectively.

(12)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2016	2015
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$20,000	$20,000
Subsidiaries:
8.00% capital lease obligation with term ending October 25, 2029	1,517	1,582
6.24% note payable maturing September 6, 2032, principal due at maturity, interest payable monthly	1,493	1,343
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	4,960	4,960
Total long-term debt	$27,970	$27,885

Maturities of long-term debt at December 31, 2016 are as follows:
2017	$71
2018	20,077
2019	83
2020	90
2021	97
Thereafter	7,552
Total	$27,970

On January 10, 2008, the Company borrowed $20,000 on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. A portion of the unsecured subordinated term loan qualified as tier 2 capital under regulatory capital adequacy guidelines in 2016.

The Company has available lines of credit with the FHLB of approximately $805,676, subject to collateral availability. As of December 31, 2016 and 2015, there were no long or short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1,517 and $1,582 as of December 31, 2016 and 2015, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In conjunction with acquisitions in 2014, the Company assumed a 6.24% fixed rate unsecured note payable related to a new markets tax credit. The note payable matures on September 6, 2032, with interest payable monthly and principal due at maturity. The balance of the obligation was $1,493 and $1,343 as of December 31, 2016 and 2015, respectively.

On January 29, 2015, the Company borrowed $4,960 on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a CDE owned 99.9% by the Company.

The Company had other borrowed funds of $6 and $2 as of December 31, 2016 and 2015, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest.

The Company has federal funds lines of credit with third parties amounting to $165,000, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $472,925 secured by a blanket pledge of indirect consumer loans.

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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2016	2015
October 2007	January 1, 2038	$10,310	$10,310
November 2007	December 15, 2037	15,464	15,464
December 2007	December 15, 2037	20,619	20,619
December 2007	April 1, 2038	15,464	15,464
January 2008	April 1, 2038	10,310	10,310
January 2008	April 1, 2038	10,310	10,310
Total subordinated debentures held by subsidiary trusts		$82,477	$82,477

In October 2007, the Company issued $10,310 of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2016 the interest rate on the Subordinated Debentures was 3.10%.

In November 2007, the Company issued $15,464 of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2016, the interest rate on the Subordinated Debentures was 3.71%.

In December 2007, the Company issued $20,619 of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2016, the interest rate on the Subordinated Debentures was 3.36%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In December 2007, the Company issued $15,464 of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2016 the interest rate on the Subordinated Debentures was 3.55%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2016 the interest rate on the Subordinated Debentures was 3.60%.

In January 2008, the Company issued $10,310 of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2016, the interest rate on the Subordinated Debentures was 3.60%.

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

The Company had 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock outstanding as of December 31, 2016. The Company had 21,698,594 shares of Class A common stock and 23,729,631 shares of Class B common stock outstanding as of December 31, 2015.

During 2016, the Company issued 16,347 shares of its Class A common stock with an aggregate value of $473 to directors for their service on the Company's board of directors during 2016. During 2015, the Company issued 21,414 shares of its Class A common stock with an aggregate value of $591 to directors for their service on the Company's board of directors during 2015.

During 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in open market transactions at an aggregate purchase price of $25,526, or a weighted average price of $26.16 per share. During 2015, the Company repurchased and retired 765,875 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $19,921, or a weighted average price of $26.01 per share. The repurchases were made pursuant to stock repurchase programs approved by the Company's board of directors. All other stock repurchases during 2016 and 2015 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2016	2015	2014
Net income, basic and diluted	$95,636	$86,795	$84,401

Weighted average common shares outstanding for basic earnings per share computation	44,511,774	45,184,091	44,615,060
Dilutive effects of stock-based compensation	398,622	462,327	595,501
Weighted average common shares outstanding for diluted earnings per common share computation	44,910,396	45,646,418	45,210,561

Basic earnings per common share	$2.15	$1.92	$1.89
Diluted earnings per common share	2.13	1.90	1.87
The Company had 7,215 and 12,890 unvested time restricted stock outstanding as of December 31, 2016 and 2015, respectively, and 5,000 stock options outstanding as of December 31, 2014, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 155,637, 142,512 and 88,797 shares of unvested restricted stock as of December 31, 2016, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2016, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2016 and 2015 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974,488	15.13%	$555,665	8.63%	$676,070	10.50%	$643,876	10.00%
FIB	841,967	13.13	553,459	8.63	673,386	10.50	641,320	10.00
Tier 1 risk-based capital:
Consolidated	894,273	13.89	426,890	6.63	547,295	8.50	515,101	8.00
FIB	765,753	11.94	425,195	6.63	545,122	8.50	513,056	8.00
Common equity tier 1 risk-based capital:
Consolidated	814,273	12.65	330,308	5.13	450,713	7.00	418,519	6.50
FIB	765,753	11.94	328,997	5.13	448,924	7.00	416,858	6.50
Leverage capital ratio:
Consolidated	894,273	10.11	353,838	4.00	353,838	4.00	442,297	5.00
FIB	765,756	8.69	352,283	4.00	352,283	4.00	440,353	5.00

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital:
Consolidated	$946,156	15.36%	$492,692	8.00%	$646,658	10.50%	$615,865	10.00%
FIB	882,504	14.38	490,866	8.00	644,262	10.50	613,582	10.00
Tier 1 risk-based capital:
Consolidated	861,339	13.99	369,519	6.00	523,485	8.50	492,692	8.00
FIB	805,805	13.13	368,149	6.00	521,545	8.50	490,866	8.00
Common equity tier 1 risk-based capital:
Consolidated	781,339	12.69	277,139	4.50	431,105	7.00	400,312	6.50
FIB	805,805	13.13	276,112	4.50	429,508	7.00	398,829	6.50
Leverage capital ratio:
Consolidated	861,339	10.12	340,480	4.00	340,480	4.00	425,600	5.00
FIB	805,805	9.50	339,316	4.00	339,316	4.00	424,145	5.00

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to us. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2016, the Company's capital conservation buffer was 7.13% for the consolidated company and 5.12% for FIB.

(17)	COMMITMENTS AND CONTINGENCIES

The Company had commitments under construction contracts of $3,016 as of December 31, 2016. As of December 31, 2016, the Company also had a commitment under a forward starting interest rate swap with a notional amount of $100,000. For additional information about the forward starting interest rate swap, see Note 9 — Derivatives and Hedging Activity.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50% ownership interest.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $1,879 in 2016, $2,660 in 2015 and $1,190 in 2014.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2016, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2017	$1,256	$1,145	$2,401
2018	1,219	1,111	2,330
2019	1,164	971	2,135
2020	1,104	971	2,075
2021	1,009	971	1,980
Thereafter	5,731	4,529	10,260
Total	$11,483	$9,698	$21,181

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $2,711 and $3,465 of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2016 and 2015, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2016, 2015 and 2014. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

FIB was a defendant in a lender liability lawsuit, Kelly Logging Inc. v. First Interstate Bank (the “case"), which was tried in August, 2014 in the Montana Fourth Judicial District Court in Missoula, Montana. The case was settled on August 31, 2015. Legal and settlement costs related to the case of $5,000 and $4,000 during 2015 and 2014, respectively, are included in loss contingency expense in the Company's consolidated statements of income. During 2016, the Company recovered $4,150 of these loss contingency expenses. The recovery is included in non-recurring litigation recovery in the Company's consolidated statements of income.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing commercial properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $1,600,034 at December 31, 2016, which included $544,922 on unused credit card lines and $424,542 with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,401,686 at December 31, 2015, which included $581,695 on unused credit card lines and $388,752 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2016 and 2015, the Company had outstanding stand-by letters of credit of $50,613 and $52,250, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(19)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2016	2015	2014
Current:
Federal	$40,336	$26,741	$34,941
State	5,918	4,472	4,928
Total current	46,254	31,213	39,869
Deferred:
Federal	2,851	11,047	4,870
State	518	1,402	475
Total deferred	3,369	12,449	5,345
Total income tax expense	$49,623	$43,662	$45,214

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2016, 2015 and 2014 to income before income taxes as a result of the following:

Year ended December 31,	2016	2015	2014
Tax expense at the statutory tax rate	$50,841	$45,660	$45,365
Increase (decrease) in tax resulting from:
Tax-exempt income	(4,374)	(4,092)	(4,255)
State income tax, net of federal income tax benefit	4,301	3,791	3,541
Federal tax credits	(2,128)	(2,249)	(313)
Other, net	983	552	876
Tax expense at effective tax rate	$49,623	$43,662	$45,214

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2016	2015
Deferred tax assets:
Loans, principally due to allowance for loan losses	$28,285	$28,999
Lease costs	455	596
Loss contingencies	101	108
Loan discount	3,152	4,552
Investment securities, unrealized losses	6,602	—
Employee benefits	9,277	9,009
Other real estate owned write-downs and carrying costs	1,270	598
Deferred revenue on contract	912	1,087
Other	1,008	126
Deferred tax assets	51,062	45,075
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(4,750)	(5,140)
Investment securities, unrealized gains	—	(445)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1,192)	(1,301)
Prepaid amounts	(1,523)	(1,139)
Government agency stock dividends	(2,287)	(2,442)
Goodwill and core deposit intangibles	(42,362)	(39,886)
Mortgage servicing rights	(5,467)	(4,422)
Other	(320)	(65)
Deferred tax liabilities	(57,901)	(54,840)
Net deferred tax assets (liabilities)	$(6,839)	$(9,765)

The Company had a current net income tax receivable of $5,761 at December 31, 2016 and a current net income tax payable of $6,275 at December 31, 2015, which were included in accounts payable and accrued expenses.

(20)	STOCK-BASED COMPENSATION

The Company has equity awards outstanding under two stock-based compensation plans; the 2015 Equity Incentive Plan (the "2015 Plan") and the 2006 Equity Compensation Plan, as amended and restated (the "2006 Plan"). These plans were primarily established to enhance the Company’s ability to attract, retain and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation Committee of the Board of Directors (“Compensation Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under all other then existing share-based award plans. The 2006 Plan continues with respect to awards made prior to June 2015. All shares of common stock available for future grant under the 2006 Plan were transferred into the 2015 Plan. At December 31, 2016, there were 1,954,792 common shares available for future grant under the 2015 Plan. As of December 31, 2016, all outstanding stock based compensation awards are for shares of Class A common stock.

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

Compensation expense related to stock option awards of $39, $481 and $905 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, respectively. Related income tax benefits recognized for the years ended December 31, 2016, 2015 and 2014 were $15, $184 and $346, respectively.

No stock option awards were granted in 2016 or 2015.

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	1,387,378	$17.06
Exercised	(441,241)	17.68
Forfeited	(5,294)	17.33
Outstanding options, end of year	940,843	$16.77	2.88 years
Outstanding options exercisable, end of year	940,843	$16.77	2.88 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2016 was $24,255. The total intrinsic value of options exercised was $5,572, $3,931 and $7,363 during the years ended December 31, 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $2,131, $1,504 and $2,594 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received cash of $4,683, $3,369 and $6,299 from stock option exercises during the years ended December 31, 2016, 2015 and 2014, respectively. The Company redeemed common stock with aggregate values of $3,117, $2,507 and $6,829 tendered in payment for stock option exercises during the years ended December 31, 2016, 2015 and 2014, respectively.

Information with respect to the Company’s nonvested stock options as of and for the year ended December 31, 2016 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options, beginning of year	121,782	$3.48
Vested	(118,088)	3.48
Forfeited	(3,694)	3.48
Nonvested stock options, end of year	—	$—

The total fair value of shares vested during 2016 was $411.

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

All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $3,864, $2,888 and $2,109 was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, respectively. Related income tax benefits recognized for the years ended December 31, 2016, 2015 and 2014 were $1,478, $1,104 and $807, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2016:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	303,639	$25.15
Granted	190,239	26.27
Vested	(146,979)	24.18
Forfeited	(29,844)	25.67
Restricted stock, end of year	317,055	$26.22

During 2016, the Company issued 190,239 restricted common shares. The 2016 restricted share awards included 98,352 performance restricted shares of which 30,424 vest in varying percentages upon achievement of defined return on asset performance goals, 30,424 vest in varying percentages upon achievement of defined return on equity performance goals and 30,424 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2018. Additionally, 91,385 time-restricted shares were issued during 2016 that vest one-third on each annual anniversary of the grant date through February 15, 2019, contingent on continued employment through the vesting date.

As of December 31, 2016, there was $4,835 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.78 years.

(21)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorize contributions to the profit sharing plan that are not to exceed, on an individual basis, the lesser of 100% of compensation or $50 annually. Participants become 100% vested upon the completion of three years of vesting service. Accrued contribution expense for this plan of $2,692, $727 and $1,509 in 2016, 2015 and 2014, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Accrued contribution expense for this plan of $4,796, $4,683 and $4,256 in 2016, 2015 and 2014, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Post-Retirement Healthcare Plan. The Company sponsors a contributory defined benefit healthcare plan (the “Plan”) for active employees and employees and directors retiring from the Company at the age of at least 55 years and with at least 15 years of continuous service. Retired Plan participants contribute the full cost of benefits based on the average per capita cost of benefit coverage for both active employees and retired Plan participants. In 2016, the Company amended the Plan to discontinue offering healthcare benefits to future retirees beginning July 1, 2016, with current retirees as of July 1, 2016 continuing in the Plan. The Company recorded a $2,794 gain in conjunction with the Plan amendment, which was recorded in other comprehensive income and is being amortized as a reduction in net periodic benefit cost over the weighted average remaining service period of active employees expected to receive post-retirement healthcare benefits under the Plan of approximately four years. The Plan amendment triggered a curtailment, which immediately reduced the Company's accumulated post-retirement benefit obligation and net periodic benefit cost by $2,794 and $267, respectively.

The Plan’s unfunded benefit obligation of $667 and $3,921 as of December 31, 2016 and 2015, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $209, $400 and $400 for the years ended December 31, 2016, 2015 and 2014, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2016 , and the net periodic benefit costs for the year then ended, included a discount rate of 2.4% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2015, and the net periodic benefit costs for the year then ended, included a discount rate of 3.6% and a 6.0% annual increase in the per capita cost of covered healthcare benefits.The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated post-retirement benefit obligation. Future benefit payments are expected to be $154, $131, $125, $98, $69 and $121 for 2017, 2018, 2019, 2020, 2021, and 2022 through 2026, respectively.

At December 31, 2016, the Company had accumulated other comprehensive gain, net of income tax expense, of $2,038 , comprised of net actuarial gains of $31, unamortized negative prior service costs of $37 and an unamortized gain on Plan amendment of $2,044. The Company estimates $562 will be amortized from accumulated other comprehensive income, reducing net period benefit costs in 2017.

(22)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year ended December 31, 2016	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$(19,379)	$(7,625)	$(11,754)
Reclassification adjustment for net gains included in net income	(330)	(130)	(200)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	1,858	731	1,127
Change in net unrealized gain on derivatives	(203)	(80)	(123)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	3,983	1,567	2,416
Total other comprehensive income	$(14,071)	$(5,537)	$(8,534)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year ended December 31, 2015	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$3,151	$1,240	$1,911
Reclassification adjustment for net gains included in net income	(137)	(54)	(83)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	1,611	634	977
Change in net unrealized gain on derivatives	165	65	100
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	58	23	35
Total other comprehensive income	$4,848	$1,908	$2,940

Year ended December 31, 2014	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$27,522	$10,830	$16,692
Reclassification adjustment for net gains included in net income	(61)	(24)	(37)
Change in unamortized gain on available-for-sale securities transferred into held-to-maturity	(6,923)	(2,725)	(4,198)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	1,731	681	1,050
Total other comprehensive loss	$22,269	$8,762	$13,507

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

Year ended December 31,	2016	2015
Net unrealized gain (loss) on investment securities available-for-sale	$(10,143)	$684
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	2,038	(378)
Net unrealized gain (loss) on derivatives	(23)	100
Net accumulated other comprehensive income (loss)	$(8,128)	$406

(23)	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company transferred loans of $7,648, $5,560 and $5,198 to other real estate owned in 2016, 2015 and 2014, respectively.

The Company transferred internally originated mortgage servicing assets of $5,758, $3,614 and $2,717 from loans to mortgage servicing assets in 2016, 2015 and 2014, respectively.

During 2014, the Company issued 1,378,230 shares of its Class A common stock valued at $35,972 as partial consideration for the acquisition of MWFC.

The Company transferred real property pending disposal of $1,805 and $1,448 to other assets in 2015 and 2014, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(24)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2016	2015
Condensed balance sheets:
Cash and cash equivalents	$138,385	$55,162
Investment in subsidiaries, at equity:
Bank subsidiary	932,034	975,236
Nonbank subsidiaries	—	1,985
Total investment in subsidiaries	932,034	977,221
Advances to subsidiaries, net	—	6,257
Other assets	35,349	39,668
Total assets	$1,105,768	$1,078,308

Other liabilities	$18,004	$25,338
Advances from subsidiaries, net	2,694	—
Long-term debt	20,000	20,000
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	123,175	127,815
Stockholders’ equity	982,593	950,493
Total liabilities and stockholders’ equity	$1,105,768	$1,078,308

Years Ended December 31,	2016	2015	2014
Condensed statements of income:
Dividends from subsidiaries	$140,000	$70,000	$58,900
Other interest income	31	23	42
Other income, primarily management fees from subsidiaries	15,111	13,207	12,166
Total income	155,142	83,230	71,108
Salaries and benefits	18,757	16,267	15,722
Interest expense	4,173	3,844	4,002
Acquisition expenses	1,504	795	4,017
Other operating expenses, net	10,391	9,920	7,512
Total expenses	34,825	30,826	31,253
Earnings before income tax benefit	120,317	52,404	39,855
Income tax benefit	(7,670)	(6,952)	(6,862)
Income before undistributed earnings of subsidiaries	127,987	59,356	46,717
Undistributed earnings of subsidiaries	(32,351)	27,439	37,684
Net income	$95,636	$86,795	$84,401

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Years Ended December 31,	2016	2015	2014
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$95,636	$86,795	$84,401
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	32,351	(27,439)	(37,684)
Stock-based compensation expense	4,376	3,959	3,634
Tax benefits from stock-based compensation	2,146	1,443	2,193
Excess tax benefits from stock-based compensation	(1,566)	(1,184)	(2,205)
Other, net	(801)	(11,333)	8,991
Net cash provided by operating activities	132,142	52,241	59,330
Cash flows from investing activities:
Capital distributions from nonbank subsidiaries	1,986	—	—
Capital expenditures, net of sales	1	—	—
Acquisition of bank holding company, net of cash and cash equivalents received	—	(7,207)	(37,891)
Net cash used in investing activities	$1,987	$(7,207)	$(37,891)

Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	$9,052	$(2,021)	$(10,632)
Redemption of preferred stock	—	—	—
Repayment of long-term debt	—	(950)	—
Repayment of junior subordinated debentures held by subsidiary trusts	—	—	(20,439)
Proceeds from issuance of common stock, net of stock issuance costs	4,683	3,369	6,001
Excess tax benefits from stock-based compensation	1,566	1,184	2,205
Purchase and retirement of common stock	(26,854)	(20,647)	(9,739)
Dividends paid to common stockholders	(39,353)	(36,290)	(28,626)
Net cash used in financing activities	(50,906)	(55,355)	(61,230)
Net change in cash and cash equivalents	83,223	(10,321)	(39,791)
Cash and cash equivalents, beginning of year	55,162	65,483	105,274
Cash and cash equivalents, end of year	$138,385	$55,162	$65,483

There were no noncash investing or financing activities during 2016, 2015 or 2014.

(25)	FAIR VALUE MEASUREMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2016 and 2015.

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. There have been no significant changes in the valuation techniques during the periods ended December 31, 2016 and 2015. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

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

Loans Held for Sale. Beginning January 1, 2016, the Company elected to account for loans held for sale using the fair value option. Prior to 2016, the Company carried loans held for sale at the lower of aggregate cost or estimated market value. Fair value measurements for loans held for sale are obtained from an independent pricing service. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments. As of December 31, 2015, all loans held for sale were recorded at cost.

Interest Rate Swap Contracts. Fair values for interest rate swap contracts are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the fed funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,612	$—	$3,612	$—
Obligations of U.S. government agencies	391,297	—	391,297	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,213,701	—	1,213,701	—
Private mortgage-backed securities	116	—	116	—
Other investments	2,972	—	2,972	—
Loans held for sale	61,794	—	61,794	—
Derivative assets:
Interest rate swap contracts	1,332	—	1,332	—
Interest rate lock commitments	1,131	—	1,131	—
Forward loan sales contracts	286	—	286	—
Derivative liabilities:
Interest rate swap contracts	1,314	—	1,314	—
Deferred compensation plan assets	10,627	—	10,627	—
Deferred compensation plan liabilities	10,627	—	10,627	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,911	$—	$3,911	$—
Obligations of U.S. government agencies	520,181	—	520,181	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	929,046	—	929,046	—
Private mortgage-backed securities	156	—	156	—
Other investments	3,546	—	3,546
Derivative assets:
Interest rate swap contracts	953	—	953	—
Derivative liabilities:
Interest rate swap contracts	829	—	829	—
Deferred compensation plan assets	10,149	—	10,149	—
Deferred compensation plan liabilities	10,149	—	10,149	—

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$39,344	$—	$—	$39,344	$(25,772)
Other real estate owned	2,110	—	—	2,110	(1,715)
Long-lived assets to be disposed of by sale	1,335	—	—	1,335	(1,028)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$20,875	$—	$—	$20,875	$(21,804)
Other real estate owned	1,789	—	—	1,789	(382)
Long-lived assets to be disposed of by sale	1,506	—	—	1,506	(857)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2016, certain impaired loans with a carrying value of $65,238 were reduced by specific valuation allowance allocations of $13,954 and partial loan charge-offs of $11,941 resulting in a reported fair value of $39,344.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2016, long-lived assets to be disposed of by sale with carrying values of $2,363 that were reduced by write-downs of $1,028 charged to other expense resulting in a reported fair value of $1,335. As of December 31, 2015, the Company had long-lived assets to be disposed of by sale of $2,363 that were reduced by write-downs of $857 charged to other expense resulting in a reported fair value of $1,506.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$39,344	Appraisal	Appraisal adjustment	0%	-	66%	(31%)
Other real estate owned	2,110	Appraisal	Appraisal adjustment	8%	-	96%	(18%)
Long-lived assets to be disposed of by sale	1,335	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

As of December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$20,875	Appraisal	Appraisal adjustment	0%	-	53%	(38%)
Other real estate owned	1,789	Appraisal	Appraisal adjustment	2%	-	96%	(19%)
Long-lived assets to be disposed of by sale	1,506	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$782,023	$782,023	$782,023	$—	$—
Investment securities available-for-sale	1,611,698	1,611,698	—	1,611,698	—
Investment securities held-to-maturity	512,770	513,273	—	513,273	—
Accrued interest receivable	29,852	29,852	—	29,852	—
Mortgage servicing rights, net	18,457	35,656	—	35,656	—
Net loans	5,402,330	5,309,921	—	5,270,577	39,344
Derivative assets	2,749	2,749	—	2,749	—
Deferred compensation plan assets	10,627	10,627	—	10,627	—
Total financial assets	$8,370,506	$8,295,799	$782,023	$7,474,432	$39,344

Financial liabilities:
Total deposits, excluding time deposits	$6,324,512	$6,324,512	$6,324,512	$—	$—
Time deposits	1,051,598	1,044,670	—	1,044,670	—
Securities sold under repurchase agreements	537,556	537,556	—	537,556	—
Other borrowed funds	6	6	—	6	—
Accrued interest payable	5,421	5,421	—	5,421	—
Long-term debt	27,970	27,477	—	27,477	—
Subordinated debentures held by subsidiary trusts	82,477	73,554	—	73,554	—
Derivative liabilities	1,314	1,314	—	1,314	—
Deferred compensation plan liabilities	10,627	10,627	—	10,627	—
Total financial liabilities	$8,041,481	$8,025,137	$6,324,512	$1,700,625	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$780,457	$780,457	$780,457	$—	$—
Investment securities available-for-sale	1,456,840	1,456,840	—	1,456,840	—
Investment securities held-to-maturity	600,665	607,550	—	607,550	—
Accrued interest receivable	27,729	27,729	—	27,729	—
Mortgage servicing rights, net	15,621	31,011	—	31,011	—
Net loans	5,169,379	5,128,705	—	5,107,830	20,875
Derivative assets	953	953	—	953	—
Deferred compensation plan assets	10,149	10,149	—	10,149	—
Total financial assets	$8,061,793	$8,043,394	$780,457	$7,242,062	$20,875

Financial liabilities:
Total deposits, excluding time deposits	$5,957,345	$5,975,345	$5,975,345	$—	$—
Time deposits	1,131,592	1,137,289	—	1,137,289	—
Securities sold under repurchase agreements	510,635	510,635	—	510,635	—
Other borrowed funds	2	2	—	2	—
Accrued interest payable	4,960	4,960	—	4,960	—
Long-term debt	27,885	27,622	—	27,622	—
Subordinated debentures held by subsidiary trusts	82,477	74,969	—	74,969	—
Derivative liabilities	829	829	—	829	—
Deferred compensation plan liabilities	10,149	10,149	—	10,149	—
Total financial liabilities	$7,725,874	$7,741,800	$5,975,345	$1,766,455	$—

(26)	RELATED PARTY TRANSACTIONS

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $53,253 and $47,987 at December 31, 2016 and 2015, respectively. During 2016, new loans and advances on existing loans of $16,482 were funded and loan repayments totaled $11,208. In addition, $8 of loans were removed due to changes in related parties during the year. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and do not involve more than a normal risk of collectibility or present other unfavorable features.

The Company leases an aircraft from an entity wholly-owned by a greater than 10% shareholder, who retired as chairman of the Company's Board of Directors in January 2016. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2016, 2015 and 2014, the Company paid total fees and operating expenses of $108, $332 and $306, respectively, for its use of the aircraft. In addition, the Company leases a portion of its hanger and provides pilot services to the related entity. During 2016, 2015 and 2014, the Company received payments from the related entity of $53, $64 and $77, respectively, for hangar use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company leases an aircraft from an entity that is wholly-owned by the chairman of the Board of Directors of the Company, who was formerly the executive vice chairman of the Company's Board of Directors. This related entity and a director of the Company own a combined 66% of the aircraft leased. During 2016, 2015 and 2014, the Company paid total fees and operating expenses of $121, $28 and $28 respectively, for its use of the aircraft. In addition, during 2016, 2015 and 2014, the Company received payments from the related entity of $19, $23 and $16, respectively, for reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company leases an aircraft from an entity in which one director and one greater than 10% shareholder, who retired as chairman of the Company's Board of Directors in January 2016, have a combined 66% ownership interest. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2016 and 2015, the Company paid total fees and operating expenses of $175 and $27, respectively, for its use of the aircraft. No payments were made by the Company to the entity in 2014. As of December 31, 2016, the entity had received loans from FIB with an aggregate outstanding principal balances of $1,991, which are 100% guaranteed by the greater than 10% shareholder and former chairman. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

The Company purchases services from an entity in which one control group member not included as a director or greater than 5% shareholder of the Company, two greater than 5% shareholders and five directors, including the chairman of the Board of Directors, have an aggregate ownership interest of 15%, and in which one director is the chairman and three directors are members of the board of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2016, 2015 and 2014, the Company paid $100, $210 and $255, respectively, for these services.

During 2012, the Company entered into a contract with an entity wholly-owned by a director of the Company to provide construction management and advisory services related to the construction of a bank office building. Under the terms of the agreement, the entity received payments equal to the lesser of a fixed price of $180 or 4% of the actual construction contract price, with an initial payment of $60 due upon execution of the agreement and the remainder due in two equal installments over a two year period. Under the terms of the contract, the Company paid the entity $60 during 2014.

(27)	RECENT AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Update ("ASU") 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date" was released deferring the effective date of 2014-09 for all entities by one year until January 1, 2018.

The Company's revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and non-interest income. The Company expects that ASU 2014-09 will change how it recognizes certain recurring wealth management revenue streams and insurance commissions and fees; however, these changes are not expected to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity. The Company will continue to evaluate the impact of ASU 2014-09 on these and other components of non-interest income, and expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2014-12 "Compensation – Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 amends Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation, to clarify that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period should be treated as a performance condition that affects the vesting of the award. ASU 2014-12 further clarifies that the requisite service period ends when the employees can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company adopted the amendments in ASU 2014-12 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2014-16 "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendments in ASU 2014-16 clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract within a hybrid financial instrument. The amendments further clarify that no single term or feature would necessarily determine the economic characteristics and risk of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risk of the entire hybrid financial instrument. The Company adopted the amendments in ASU 2014-16 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01, which became effective for the Company on January 1, 2016, did not impact the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in ASU 2015-02 (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide scope exceptions from consolidation guidance for reporting entities with interest in legal entities that are required to comply or operate in accordance with requirements of the Investment Company Act of 1940 for registered market funds. The Company adopted the amendments in ASU 2015-02 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2015-03 "Interest – Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred charge. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issues costs related to line-of-credit arrangements. ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," addresses this gap. ASU 2015-15 adds that the Securities and Exchange Commission (the "SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the amendments in ASU 2015-03 and ASU 2015-15 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2015-05 "Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in ASU 2015-05 provide guidance about whether a cloud computing arrangement includes a software license. Under the guidance in ASU 2015-05, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted the amendments in ASU 2015-05 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized as part of a business combination. Under the amendments in ASU 2015-16, an acquirer must recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted the amendments in ASU 2015-16 effective January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-01 "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-1, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-1 will be effective for the Company on January 1, 2018, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 "Leases (Topic 842)." On February 25, 2016, the Financial Accounting Standards Board issued new lease accounting guidance in ASU No. 2016-02. Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2016-05 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 will become for the Company on January 1, 2017, and will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-07 "Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods hat the investment had been held. The amendments in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 will be effective for the Company on January 1, 2017, and will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in ASU 2016-08 were issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. ASU 2016-08 is not expected to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2016-09 "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 will be effective for the Company on January 1, 2017, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in ASU 2016-10 were issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. ASU 2016-10 is not expected to have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU No. 2016-13 "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company's financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company's income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations and liquidity.

ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The amendments in ASU 2016-15 only affect the classification of certain items within the statement of cash flows, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323).” ASU 2017-03 clarifies the Securities and Exchange Commission's (SEC) expectations about the extent of disclosures SEC registrants should make about the effects of new guidance on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin Topic 11.M (SAB 11.M). SAB 11.M requires SEC registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates SEC staff views into Accounting Standards Codification (ASC) Topic 250 and adds reference to that guidance in the transition paragraphs of each of the three referenced standards. ASU 2017-03 also conforms ASC 323-740-S992-, which descries the SEC staff views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01. ASU 2017-01 will become effective for the Company on January 1, 2018 through January 1, 2020, and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating the Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, that loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also requires an entity to consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will become effective for the Company on January 1, 2020, and is not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

(28)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission.

On January 12, 2017, the Company acquired for cash all right, title and interest in and to all First Interstate-related U.S. trademark registrations owned by Wells Fargo & Company (the "Trademarks"), all common law rights and goodwill associated with the Trademarks and all First Interstate-related domain names, enabling the Company to use the First Interstate name and logo throughout the U.S.

On January 19, 2017, the Company declared a quarterly dividend to common shareholders of $0.24 per share, to be paid on February 10, 2017 to shareholders of record as of January 30, 2017.

No other events requiring recognition or disclosure were identified.

(a)	2. Financial statement schedules

All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)    3. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Cascade Bancorp dated November 17, 2016 (incorporated herein reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, No. 333-215749, dated January 26, 2017)

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

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	18 U.S.C. Section 1350 Certifications.

101**	Interactive data file
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

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	March 1, 2017
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES R. SCOTT	March 1, 2017
	James R. Scott, Chairman of the Board	Date

By:
	Steven J. Corning, Director	Date

By:	/s/ DANA L. CRANDALL	March 1, 2017
	Dana L. Crandall, Director	Date

By:	/s/ DAVID H. CRUM	March 1, 2017
	David H. Crum, Director	Date

By:
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	March 1, 2017
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ CHARLES M. HEYNEMAN	March 1, 2017
	Charles M. Heyneman, Director	Date

By:	/s/ DAVID L. JAHNKE	March 1, 2017
	David L. Jahnke, Director	Date

By:	/s/ ROSS E. LECKIE	March 1, 2017
	Ross E. Leckie, Director	Date

By:	/s/ JAMES R. SCOTT, JR.	March 1, 2017
	James R. Scott, Jr., Director	Date

By:	/s/ JONATHAN R. SCOTT	March 1, 2017
	Jonathan R. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	March 1, 2017
	Randall I. Scott, Director	Date

By:	/s/ TERESA A. TAYLOR	March 1, 2017
	Teresa A. Taylor, Director	Date

By:	/s/ THEODORE H. WILLIAMS	March 1, 2017
	Theodore H. Williams, Director	Date

By:	/s/ PETER I. WOLD	March 1, 2017
	Peter I. Wold, Director	Date

By:	/s/ KEVIN P. RILEY	March 1, 2017
	Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ MARCY D. MUTCH	March 1, 2017
	Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date