Form 10-Q
period 2017-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2017-05-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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
Registrant’s telephone number, including area code: 406/255-5390
_________________________________________________________________________________________________

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

March 31, 2017 – Class A common stock	21,926,590
March 31, 2017 – Class B common stock	23,217,418

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$137,777	$146,779
Interest bearing deposits in banks	670,080	635,149
Federal funds sold	95	95
Total cash and cash equivalents	807,952	782,023
Investment securities:
Available-for-sale	1,657,591	1,611,698
Held-to-maturity (estimated fair values of $493,925 and $513,273 at March 31, 2017 and December 31, 2016, respectively)	490,968	512,770
Total investment securities	2,148,559	2,124,468
Loans held for investment	5,376,542	5,416,750
Mortgage loans held for sale	23,237	61,794
Total loans	5,399,779	5,478,544
Less allowance for loan losses	76,231	76,214
Net loans	5,323,548	5,402,330
Goodwill	212,820	212,820
Company-owned life insurance	199,262	198,116
Premises and equipment, net of accumulated depreciation	195,472	194,457
Accrued interest receivable	27,712	29,852
Mortgage servicing rights, net of accumulated amortization and impairment reserve	19,454	18,457
Core deposit intangibles, net of accumulated amortization	9,018	9,648
Other real estate owned (“OREO”)	9,428	10,019
Other assets	108,009	81,705
Total assets	$9,061,234	$9,063,895
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,840,647	$1,906,257
Interest bearing	5,459,532	5,469,853
Total deposits	7,300,179	7,376,110
Securities sold under repurchase agreements	587,570	537,556
Accounts payable and accrued expenses	43,838	44,923
Accrued interest payable	4,831	5,421
Deferred tax liability	12,748	6,839
Long-term debt	27,994	27,970
Other borrowed funds	1	6
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	8,059,638	8,081,302
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2017 or December 31, 2016	—	—
Common stock	297,173	296,071
Retained earnings	707,016	694,650
Accumulated other comprehensive loss, net	(2,593)	(8,128)
Total stockholders’ equity	1,001,596	982,593
Total liabilities and stockholders’ equity	$9,061,234	$9,063,895
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$63,729	$62,816
Interest and dividends on investment securities:
Taxable	8,722	8,038
Exempt from federal taxes	792	879
Interest on deposits in banks	1,212	645
Interest on federal funds sold	2	2
Total interest income	74,457	72,380
Interest expense:
Interest on deposits	4,118	3,228
Interest on securities sold under repurchase agreements	248	90
Interest on long-term debt	453	449
Interest on subordinated debentures held by subsidiary trusts	745	663
Total interest expense	5,564	4,430
Net interest income	68,893	67,950
Provision for loan losses	1,730	4,000
Net interest income after provision for loan losses	67,163	63,950
Non-interest income:
Payment services revenues	8,445	7,991
Mortgage banking revenues	6,548	6,727
Wealth management revenues	5,013	4,575
Service charges on deposit accounts	4,350	4,463
Other service charges, commissions and fees	2,676	2,608
Investment securities gains (losses), net	2	(21)
Other income	2,073	2,293
Total non-interest income	29,107	28,636
Non-interest expense:
Salaries and wages	25,741	25,268
Employee benefits	9,616	9,609
Outsourced technology services	5,300	4,832
Occupancy, net	4,789	4,664
Furniture and equipment	2,273	2,256
OREO expense, net of income	(48)	(39)
Professional fees	1,029	1,308
FDIC insurance premiums	875	1,258
Mortgage servicing rights amortization	612	634
Mortgage servicing rights impairment (recovery)	(70)	15
Core deposit intangibles amortization	630	827
Other expenses	12,241	11,623
Acquisition expenses	705	—
Total non-interest expense	63,693	62,255
Income before income tax expense	32,577	30,331
Income tax expense	9,451	10,207
Net income	$23,126	$20,124

Basic earnings per common share	$0.52	$0.45
Diluted earnings per common share	$0.51	$0.45
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$23,126	$20,124
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	9,354	8,613
Reclassification adjustment for net (gains) losses included in income	(2)	21
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	463	465
Unrealized (gain) loss on derivatives	49	(2,197)
Defined benefit post-retirement benefits plans:
Change in net actuarial (gain) loss	(739)	15
Other comprehensive income, before tax	9,125	6,917
Deferred tax expense related to other comprehensive income	(3,590)	(2,722)
Other comprehensive income, net of tax	5,535	4,195
Comprehensive income, net of tax	$28,661	$24,319
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	$296,071	$694,650	$(8,128)	$982,593
Net income	—	23,126	—	23,126
Other comprehensive income, net of tax expense	—	—	5,535	5,535
Common stock transactions:
20,621 common shares purchased and retired	(859)	—	—	(859)
200 common shares issued	—	—	—	—
132,531 non-vested common shares issued	—	—	—	—
7,214 non-vested common shares forfeited	—	—	—	—
112,936 stock options exercised, net of 43,534 shares tendered in payment of option price and income tax withholding amounts	1,084	—	—	1,084
Stock-based compensation expense	877	—	—	877
Common cash dividend declared ($0.24 per share)	—	(10,760)	—	(10,760)
Balance at March 31, 2017	$297,173	$707,016	$(2,593)	$1,001,596

Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	20,124	—	20,124
Other comprehensive income, net of tax expense	—	—	4,195	4,195
Common stock transactions:
967,965 common shares purchased and retired	(25,309)	—	—	(25,309)
182,544 non-vested common shares issued	—	—	—	—
12,347 non-vested common shares forfeited	—	—	—	—
77,028 stock options exercised, net of 34,816 shares tendered in payment of option price and income tax withholding amounts	996	—	—	996
Tax benefit of stock-based compensation	420	—	—	420
Stock-based compensation expense	955	—	—	955
Common cash dividend declared ($0.22 per share)	—	(9,860)	—	(9,860)
Balance at March 31, 2016	$288,782	$648,631	$4,601	$942,014
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$23,126	$20,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,730	4,000
Net loss on disposal of premises and equipment	76	142
Depreciation and amortization	4,611	4,679
Net premium amortization on investment securities	2,791	3,238
Net (gain) loss on investment securities transactions	(2)	21
Realized and unrealized net gains on mortgage banking activities	(4,907)	(4,588)
Net (gain) loss on sale of OREO	184	(102)
Write-downs of OREO and other assets pending disposal	47	17
Mortgage servicing rights impairment (recovery)	(70)	15
Deferred income tax benefit (expense)	2,020	(517)
Net increase in cash surrender value of company-owned life insurance	(1,146)	(1,143)
Stock-based compensation expense	877	955
Tax benefits from stock-based compensation expense	—	420
Excess tax benefits from stock-based compensation expense	—	(307)
Originations of mortgage loans held for sale	(193,083)	(195,444)
Proceeds from sales of mortgage loans held for sale	235,020	199,316
Changes in operating assets and liabilities:
Increase in interest receivable	2,140	822
Decrease (increase) in other assets	1,693	(4,567)
Increase (decrease) in accrued interest payable	(590)	224
Decrease in accounts payable and accrued expenses	(1,484)	(7,128)
Net cash provided by operating activities	73,033	20,177
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(934)	(4,870)
Available-for-sale	(113,377)	(254,098)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	22,751	23,925
Available-for-sale	74,503	153,703
Purchases of company-owned life insurance	—	—
Extensions of credit to customers, net of repayments	35,985	(5,677)
Recoveries of loans charged-off	2,142	3,409
Proceeds from sale of OREO	728	309
Acquisition of intangible assets	(28,013)	—
Capital expenditures, net of sales	(4,456)	(1,408)
Net cash used in investing activities	$(10,671)	$(84,707)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase (decrease) in deposits	$(75,931)	$18,526
Net increase (decrease) in securities sold under repurchase agreements	50,014	(45,112)
Net increase (decrease) in other borrowed funds	(5)	31
Repayments of long-term debt	(17)	(15)
Advances on long-term debt	41	37
Proceeds from issuance of common stock	1,084	996
Excess tax benefits from stock-based compensation expense	—	307
Purchase and retirement of common stock	(859)	(25,309)
Dividends paid to common stockholders	(10,760)	(9,860)
Net cash used in financing activities	(36,433)	(60,399)
Net increases (decrease) in cash and cash equivalents	25,929	(124,929)
Cash and cash equivalents at beginning of period	782,023	780,457
Cash and cash equivalents at end of period	$807,952	$655,528

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$28,750	$4,206
Cash paid during the period for interest expense	6,154	15,390

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	368	3,227
Capitalization of internally originated mortgage servicing rights	1,527	602
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2017 and December 31, 2016, the results of operations for each of the three month periods ended March 31, 2017 and 2016, and cash flows and changes in stockholders' equity for each of the three month periods ended March 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2016 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2017 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

(2)	Acquisitions

Cascade Bancorp. On November 17, 2016, the Company entered into an agreement and plan of merger (the "Agreement") to acquire all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Under the terms of the Agreement, each outstanding share of Cascade Bancorp will convert into the right to receive 0.14864 shares of the Company's Class A common stock and $1.91 in cash. Based on the closing price of the Company's Class A common stock on March 31, 2017, the merger consideration represents an aggregate purchase price of approximately $595,128. As of March 31, 2017, Cascade had total assets of $3,136,672, deposits of 2,714,781 and net loans of $2,088,174. Upon completion of the merger, which is expected to close on May 30, 2017 subject to shareholder approval, the Company will become a regional community bank with over $12 billion in total assets and a geographic footprint that will span Montana, Wyoming, South Dakota, Idaho, Oregon and Washington.

(3)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,608	$5	$(1)	$3,612
Obligations of U.S. government agencies	411,096	449	(4,302)	407,243
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,243,751	8,257	(8,345)	1,243,663
Private mortgage-backed securities	106	1	(1)	106
Other investments	2,951	16	—	2,967
Total	$1,661,512	$8,728	$(12,649)	$1,657,591

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$153,679	$3,121	$(222)	$156,578
Corporate securities	52,918	248	(67)	53,099
Obligations of U.S. government agencies	19,737	—	(82)	19,655
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	264,427	9,044	(9,086)	264,385
Other investments	207	1	—	208
Total	$490,968	$12,414	$(9,457)	$493,925

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,608	$5	$(1)	$3,612
Obligations of U.S. government agencies	397,411	343	(6,457)	391,297
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,220,890	6,412	(13,601)	1,213,701
Private mortgage-backed securities	116	1	(1)	116
Other investments	2,951	21	—	2,972
Total	$1,624,976	$6,782	$(20,060)	$1,611,698

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$160,192	$2,723	$(542)	$162,373
Corporate securities	53,032	139	(211)	52,960
Obligations of U.S. government agencies	19,737	—	(162)	19,575
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	279,578	7,804	(9,249)	278,133
Other investments	231	1	—	232
Total	$512,770	$10,667	$(10,164)	$513,273

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
Gross realized gains	$2	$57
Gross realized losses	—	(78)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$598	$(1)	$—	$—	$598	$(1)
Obligations of U.S. government agencies	324,693	(4,287)	9,984	(15)	334,677	(4,302)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	652,089	(7,765)	23,282	(580)	675,371	(8,345)
Private mortgage-backed securities	—	—	43	(1)	43	(1)
Total	$977,380	$(12,053)	$33,309	$(596)	$1,010,689	$(12,649)

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$23,353	$(218)	$2,442	$(4)	$25,795	$(222)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	77,626	(7,816)	18,509	(1,270)	96,135	(9,086)
Obligations of U.S. government agencies	19,655	(82)	—	—	19,655	(82)
Corporate securities	16,061	(67)	—	—	16,061	(67)
Total	$136,695	$(8,183)	$20,951	$(1,274)	$157,646	$(9,457)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$598	$(1)	$—	$—	$598	$(1)
Obligations of U.S. government agencies	316,511	(6,457)	—	—	316,511	(6,457)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	746,265	(13,102)	15,801	(499)	762,066	(13,601)
Private mortgage-backed securities	—	—	48	(1)	48	(1)
Total	$1,063,374	$(19,560)	$15,849	$(500)	$1,079,223	$(20,060)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$42,518	$(533)	$2,831	$(9)	$45,349	$(542)
Obligations of U.S. government agencies	19,575	(162)	—	—	19,575	(162)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	108,857	(7,973)	19,986	(1,276)	128,843	(9,249)
Corporate securities	32,474	(211)	—	—	32,474	(211)
Total	$203,424	$(8,879)	$22,817	$(1,285)	$226,241	$(10,164)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 319 and 396 individual investment securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three months ended March 31, 2017 or 2016.

Maturities of investment securities at March 31, 2017 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2017	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$326,690	$326,645	$75,598	$76,786
After one year but within five years	1,108,186	1,105,388	278,753	278,372
After five years but within ten years	164,443	163,370	109,051	110,987
After ten years	62,193	62,188	27,566	27,780
Total	$1,661,512	$1,657,591	$490,968	$493,925

As of March 31, 2017, the Company had investment securities callable within one year with amortized costs and estimated fair values of $178,739 and $176,310, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of March 31, 2017, the Company had callable structured notes with amortized costs and estimated fair values of $12,096 and $12,018, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Loans

The following tables present the Company's recorded investment and contractual aging of the Company's recorded investment in loans by class as of the dates indicated. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2017	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,936	$776	$322	$6,034	$1,784,284	$29,336	$1,819,654
Construction:
Land acquisition & development	398	165	—	563	194,943	4,906	200,412
Residential	1,418	—	706	2,124	141,288	440	143,852
Commercial	231	—	—	231	116,542	4,381	121,154
Total construction loans	2,047	165	706	2,918	452,773	9,727	465,418
Residential	7,487	463	1,091	9,041	988,838	6,166	1,004,045
Agricultural	1,014	—	322	1,336	164,724	1,689	167,749
Total real estate loans	15,484	1,404	2,441	19,329	3,390,619	46,918	3,456,866
Consumer:
Indirect consumer	5,742	1,525	516	7,783	753,337	1,357	762,477
Other consumer	794	425	59	1,278	143,881	284	145,443
Credit card	628	264	630	1,522	63,719	—	65,241
Total consumer loans	7,164	2,214	1,205	10,583	960,937	1,641	973,161
Commercial	3,176	1,733	711	5,620	787,125	25,096	817,841
Agricultural	2,738	83	170	2,991	121,576	925	125,492
Other, including overdrafts	—	—	—	—	3,182	—	3,182
Loans held for investment	28,562	5,434	4,527	38,523	5,263,439	74,580	5,376,542
Mortgage loans originated for sale	—	—	—	—	23,237	—	23,237
Total loans	$28,562	$5,434	$4,527	$38,523	$5,286,676	$74,580	$5,399,779

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

The following table displays the outstanding unpaid principal balance and accrual status of loans acquired with credit impairment as of March 31, 2017 and 2016:

As of March 31,	2017	2016

Outstanding balance	$32,623	$33,175

Carrying value
Loans on accrual status	18,920	21,064
Total carrying value	$18,920	$21,064

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Beginning balance	$6,803	$6,713
Additions	—	—
Accretion income	(605)	(614)
Reductions due to exit events	(570)	(147)
Reclassifications from nonaccretable differences	804	726
Ending balance	$6,432	$6,678

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $874 and $790 for the three months ended March 31, 2017 and 2016.

The Company considers impaired loans to include all originated loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings, and all loans acquired with evidence of deterioration in credit quality and for which it was probable, at acquisition, that the Company would be unable to collect all contractual amounts owed. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

As of March 31, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$55,648	$24,392	$20,218	$44,610	$4,105
Construction:
Land acquisition & development	11,391	3,886	1,578	5,464	939
Residential	933	214	—	214	35
Commercial	4,734	228	4,267	4,495	2,870
Total construction loans	17,058	4,328	5,845	10,173	3,844
Residential	8,184	4,371	2,283	6,654	111
Agricultural	2,436	1,890	185	2,075	6
Total real estate loans	83,326	34,981	28,531	63,512	8,066
Commercial	40,135	14,760	18,319	33,079	7,176
Agricultural	1,188	691	464	1,155	223
Total	$124,649	$50,432	$47,314	$97,746	$15,465

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57,017	$24,410	$21,420	$45,830	$2,847
Construction:
Land acquisition & development	12,084	4,330	1,813	6,143	826
Residential	1,555	219	619	838	1
Commercial	4,786	3,940	647	4,587	657
Total construction loans	18,425	8,489	3,079	11,568	1,484
Residential	8,222	4,074	2,470	6,544	253
Agricultural	5,069	4,509	181	4,690	4
Total real estate loans	88,733	41,482	27,150	68,632	4,588
Commercial	40,314	13,230	19,167	32,397	9,254
Agricultural	3,738	3,280	382	3,662	112
Total	$132,785	$57,992	$46,699	$104,691	$13,954

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$45,220	$125	$33,483	$36
Construction:
Land acquisition & development	5,804	4	7,508	7
Residential	526	—	288	—
Commercial	4,541	43	1,067	—
Total construction loans	10,871	47	8,863	7
Residential	6,599	4	4,206	1
Agricultural	3,383	—	5,748	1
Total real estate loans	66,073	176	52,300	45
Commercial	32,738	49	23,379	15
Agricultural	2,409	2	856	—
Total	$101,220	$227	$76,535	$60

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $874 and $790 for the three months ended March 31, 2017 and 2016.

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

The Company had loans renegotiated in troubled debt restructurings of $55,255 as of March 31, 2017, of which $38,876 were included in non-accrual loans and $16,379 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $49,652 as of December 31, 2016, of which $27,309 were included in non-accrual loans and $22,343 were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the three months ended March 31, 2017:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended March 31, 2017		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	4	$1,475	$162	$—	$909	$2,546
Commercial	13	495	1,968	—	4,981	7,444
Total loans restructured during period	17	$1,970	$2,130	$—	$5,890	$9,990
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2017 or 2016.

The Company had no troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2017. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At March 31, 2017, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

Company management undertakes the same process for assigning risk ratings to acquired loans as it does for originated loans. Acquired loans rated as substandard or lower or that were on non-accrual status or designated as troubled debt restructurings at the time of acquisition are deemed to be acquired credit impaired loans accounted for under Accounting Standards Codification Topic 310-30, regardless of whether they are classified as performing or non-performing loans.

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$73,394	$90,127	$12,118	$175,639
Construction:
Land acquisition & development	16,793	6,754	1,400	24,947
Residential	2,043	2,724	620	5,387
Commercial	1,494	3,385	4,284	9,163
Total construction loans	20,330	12,863	6,304	39,497
Residential	4,616	11,766	922	17,304
Agricultural	4,595	14,517	—	19,112
Total real estate loans	102,935	129,273	19,344	251,552
Consumer:
Indirect consumer	471	2,096	76	2,643
Other consumer	586	962	213	1,761
Credit card	—	127	—	127
Total consumer loans	1,057	3,185	289	4,531
Commercial	33,368	54,963	18,029	106,360
Agricultural	7,446	12,926	747	21,119
Total	$144,806	$200,347	$38,409	$383,562

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85,292	$85,293	$10,842	$181,427
Construction:
Land acquisition & development	13,414	6,214	1,401	21,029
Residential	412	1,621	656	2,689
Commercial	1,555	6,344	664	8,563
Total construction loans	15,381	14,179	2,721	32,281
Residential	5,038	12,472	764	18,274
Agricultural	3,831	17,813	—	21,644
Total real estate loans	109,542	129,757	14,327	253,626
Consumer:
Indirect consumer	778	1,527	101	2,406
Other consumer	681	1,036	264	1,981
Total consumer loans	1,459	2,563	365	4,387
Commercial	46,402	29,281	21,240	96,923
Agricultural	6,178	10,724	404	17,306
Total	$163,581	$172,325	$36,336	$372,242

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended March 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28,625	$7,711	$38,092	$1,786	$—	$76,214
Provision charged to operating expense	4,387	2,048	(4,128)	(577)	—	1,730
Less loans charged-off	(444)	(2,596)	(793)	(22)	—	(3,855)
Add back recoveries of loans previously charged-off	524	1,205	391	22	—	2,142
Ending balance	$33,092	$8,368	$33,562	$1,209	$—	$76,231

As of March 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$8,066	$—	$7,176	$223	$—	$15,465
Loans collectively evaluated for impairment	25,026	8,368	26,386	986	—	60,766
Allowance for loan losses	$33,092	$8,368	$33,562	$1,209	$—	$76,231

Loans held for investment:
Individually evaluated for impairment	$63,512	$—	$33,079	$1,155	$—	$97,746
Collectively evaluated for impairment	3,393,354	973,161	784,762	124,337	3,182	5,278,796
Total loans	$3,456,866	$973,161	$817,841	$125,492	$3,182	$5,376,542

Three Months Ended March 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(16,081)	1,229	17,690	1,162	—	4,000
Less loans charged-off	(1,922)	(1,892)	(488)	—	—	(4,302)
Add back recoveries of loans previously charged-off	2,359	775	275	—	—	3,409
Ending balance	$36,652	$5,256	$36,252	$1,764	$—	$79,924

As of December 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,588	$—	$9,254	$112	$—	$13,954
Loans collectively evaluated for impairment	24,037	7,711	28,838	1,674	—	62,260
Allowance for loan losses	$28,625	$7,711	$38,092	$1,786	$—	$76,214

Loans held for investment:
Individually evaluated for impairment	$68,632	$—	$32,397	$3,662	$—	$104,691
Collectively evaluated for impairment	3,445,451	970,266	765,545	129,196	1,601	5,312,059
Total loans	$3,514,083	$970,266	$797,942	$132,858	$1,601	$5,416,750

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of March 31, 2017 and December 31, 2016, the Company's allowance for loan losses included $565 and $427, respectively, related to loans acquired credit impaired.

(6)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$10,019	$6,254
Additions	368	3,227
Valuation adjustments	(47)	(17)
Dispositions	(912)	(207)
Ending balance	$9,428	$9,257

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2,538 and $2,282 as of March 31, 2017 and December 31, 2016, respectively. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2017 or December 31, 2016.

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

	March 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets):
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$16	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	53,188	1,295	53,593	1,332
Interest rate lock commitments	61,915	1,712	73,422	1,131
Forward loan sales contracts	—	—	126,836	286
Total derivative assets	$215,103	$3,023	$253,851	$2,749

Derivative Liabilities (included in accounts payable and accrued expenses):
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$33

Non-hedging interest rate derivatives:
Interest rate swap contracts	53,188	1,283	53,593	1,281
Forward loan sales contracts	84,004	405	—	—
Total derivative liabilities	$137,192	$1,688	$153,593	$1,314

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On September 22, 2015, the Company entered into an interest rate swap contract with a notional amount of $100,000 that was designated as a cash flow hedge. Under the terms of the interest rate swap contract, the Company pays a fixed interest rate of 1.94% and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR. No cash is exchanged until the effective date, which begins on September 15, 2017 and ends on September 15, 2020. The Company designated the interest payments related to Federal Home Loan Bank borrowings as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of ineffectiveness was included in the Company's income statement for the three months ended March 31, 2017. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Derivatives designated as hedges:
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$49	$(2,197)
Non-hedging interest rate derivatives:
Amount of loss recognized in other non-interest income	(39)	(29)
Amount of net fee expense recognized in other non-interest income	(42)	—
Amount of net gains (losses) recognized in mortgage banking revenues	(109)	695

(8)	Capital Stock

The Company had 21,926,590 shares of Class A common stock and 23,217,418 shares of Class B common stock outstanding as of March 31, 2017. The Company had 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock outstanding as of December 31, 2016.

During the three months ended March 31, 2017, the Company did not repurchase any shares of its Class A common stock. During the three months ended March 31, 2016, the Company repurchased and retired 948,242 shares of its Class A common stock in open market transactions at an aggregate purchase price of $24,792. All repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 24,123 shares of its Class A common stock. All other stock repurchases during the three months ended March 31, 2017 and 2016 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net income	$23,126	$20,124
Weighted average common shares outstanding for basic earnings per share computation	44,680,258	44,719,218
Dilutive effects of stock-based compensation	558,650	394,834
Weighted average common shares outstanding for diluted earnings per common share computation	45,238,908	45,114,052

Basic earnings per common share	$0.52	$0.45
Diluted earnings per common share	$0.51	$0.45

Anti-dilutive unvested time restricted stock	96,897	40,865

The Company had 187,680 and 226,821 shares of unvested restricted stock as of March 31, 2017 and 2016, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

As of March 31, 2017 and December 31, 2016, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of March 31, 2017 and December 31, 2016 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total risk-based capital:
Consolidated	$957,008	14.94%	$592,579	9.25%	$672,658	10.5%	$640,626	10.0%
FIB	861,953	13.52	589,927	9.25	669,646	10.5	637,759	10.0
Tier 1 risk-based capital:
Consolidated	880,777	13.75	464,454	7.25	544,532	8.5	512,501	8.0
FIB	785,722	12.32	462,375	7.25	542,095	8.5	510,207	8.0
Common equity tier 1 risk-based capital:
Consolidated	800,777	12.50	368,360	5.75	448,438	7.0	416,407	6.5
FIB	785,722	12.32	366,711	5.75	446,431	7.0	414,543	6.5
Leverage capital ratio:
Consolidated	880,777	10.09	349,244	4.00	349,244	4.0	436,555	5.0
FIB	785,722	9.02	348,525	4.00	348,525	4.0	435,656	5.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974,488	15.13%	$555,665	8.63%	$676,070	10.5%	$643,876	10.0%
FIB	841,967	13.13	553,459	8.63	673,386	10.5	641,320	10.0
Tier 1 risk-based capital:
Consolidated	894,273	13.89	426,890	6.63	547,295	8.5	$515,101	8.0
FIB	765,753	11.94	425,195	6.63	545,122	8.5	513,056	8.0
Common equity tier 1 risk-based capital:
Consolidated	814,273	12.65	330,308	5.13	450,713	7.0	$418,519	6.5
FIB	765,753	11.94	328,997	5.13	448,924	7.0	416,858	6.5
Leverage capital ratio:
Consolidated	894,273	10.11	353,838	4.00	353,838	4.0	$442,297	5.0
FIB	765,753	8.69	352,283	4.00	352,283	4.0	440,353	5.0

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

As of March 31, 2017, the Company had a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 7 — Derivatives and Hedging Activity.

As of March 31, 2017, the Company had commitments under construction contracts of $2,515.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1,127 of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(12)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2017, commitments to extend credit to existing and new borrowers approximated $1,596,930, which included $550,354 on unused credit card lines and $416,411 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2017, the Company had outstanding standby letters of credit of $50,022. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(13)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
Investment securities available-for sale:
Change in net unrealized gains during period	$9,354	$8,613	$3,681	$3,360	$5,673	$5,253
Reclassification adjustment for net (gains) losses included in net income	(2)	21	(1)	8	(1)	13
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	463	465	182	183	281	282
Unrealized (gain) loss on derivatives	49	(2,197)	19	(835)	30	(1,362)
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(739)	15	(291)	6	(448)	9
Total other comprehensive income	$9,125	$6,917	$3,590	$2,722	$5,535	$4,195

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2017	December 31, 2016
Net unrealized loss on investment securities available-for-sale	$(4,190)	$(10,143)
Net unrealized gain on derivatives	1,590	2,038
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	7	(23)
Net accumulated other comprehensive loss	$(2,593)	$(8,128)

(14)	Fair Value Measurements

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2017 and 2016.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,612	$—	$3,612	$—
Obligations of U.S. government agencies	407,243	—	407,243	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,243,663	—	1,243,663	—
Private mortgage-backed securities	106	—	106	—
Other investments	2,967	—	2,967	—
Loans held for sale	23,237	—	23,237	—
Derivative assets:
Interest rate swap contracts	1,311	—	1,311	—
Interest rate lock commitments	1,712	—	1,712	—
Derivative liabilities:
Interest rate swap contracts	1,283	—	1,283	—
Forward loan sale contracts	405	—	405	—
Deferred compensation plan assets	11,108	—	11,108	—
Deferred compensation plan liabilities	11,108	—	11,108	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury notes	$3,612	$—	$3,612	$—
Obligations of U.S. government agencies	391,297	—	391,297	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,213,701	—	1,213,701	—
Private mortgage-backed securities	116	—	116	—
Other investments	2,972	—	2,972	—
Loans held for sale	61,794	—	61,794	—
Derivative assets:
Interest rate swap contracts	1,332	—	1,332	—
Interest rate lock commitments	1,131	—	1,131	—
Forward loan sales contracts	286	—	286	—
Derivative liabilities
Interest rate swap contracts	1,314	—	1,314	—
Deferred compensation plan assets	10,627	—	10,627	—
Deferred compensation plan liabilities	10,627	—	10,627	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$37,484	$—	$—	$37,484
Other real estate owned	1,682	—	—	1,682
Long-lived assets to be disposed of by sale	356	—	—	356

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,344	$—	$—	$39,344
Other real estate owned	2,110	—	—	2,110
Long-lived assets to be disposed of by sale	1,335	—	—	1,335

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2017, certain impaired loans with a carrying value of $63,304 were reduced by specific valuation allowance allocations of $14,901 and partial loan charge-offs of $10,919 resulting in a reported fair value of $37,484. As of December 31, 2016, certain impaired loans with a carrying value of $65,238 were reduced by specific valuation allowance allocations of $13,954 and partial loan charge-offs of $11,941 resulting in a reported fair value of $39,344.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $47 during the three months ended March 31, 2017 included $16 directly related to receipt of updated appraisals and $31 based on management estimates of the current fair value of properties. Write downs of $17 during the three months ended March 31, 2016 included $11 directly related to receipt of updated appraisals and $6 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2017, the Company had a long-lived asset to be disposed of by sale with a carrying value of $565 that was reduced by write-downs of $209, resulting in a fair value of $356. As of December 31, 2016, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $1,028 resulting in an aggregate fair value of $1,335.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$37,484	$39,344	Appraisal	Appraisal adjustment	0%	-	66%	(31%)
Other real estate owned	1,682	2,110	Appraisal	Appraisal adjustment	8%	-	96%	(18%)
Long-lived assets to be disposed of by sale	356	1,335	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2017	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$807,952	$807,952	$807,952	$—	$—
Investment securities available-for-sale	1,657,591	1,657,591	—	1,657,591	—
Investment securities held-to-maturity	490,968	493,925	—	493,925	—
Accrued interest receivable	27,712	27,712	—	27,712	—
Mortgage servicing rights, net	19,454	36,151	—	36,151	—
Loans held for sale	23,237	23,237	—	23,237	—
Net loans held for investment	5,300,311	5,148,977	—	5,111,493	37,484
Derivative assets	3,023	3,023	—	3,023	—
Deferred compensation plan assets	11,108	11,108	—	11,108	—
Total financial assets	$8,341,356	$8,209,676	$807,952	$7,364,240	$37,484

Financial liabilities:
Total deposits, excluding time deposits	$6,299,343	$6,299,343	$6,299,343	$—	$—
Time deposits	1,000,836	992,746	—	992,746	—
Securities sold under repurchase agreements	587,570	587,570	—	587,570	—
Other borrowed funds	1	1	—	1	—
Accrued interest payable	4,831	4,831	—	4,831	—
Long-term debt	27,994	27,520	—	27,520	—
Subordinated debentures held by subsidiary trusts	82,477	85,442	—	85,442	—
Derivative liabilities	1,688	1,688	—	1,688	—
Deferred compensation plan liabilities	11,108	11,108	—	11,108	—
Total financial liabilities	$8,015,848	$8,010,249	$6,299,343	$1,710,906	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$782,023	$782,023	$782,023	$—	$—
Investment securities available-for-sale	1,611,698	1,611,698	—	1,611,698	—
Investment securities held-to-maturity	512,770	513,273	—	513,273	—
Accrued interest receivable	29,852	29,852	—	29,852	—
Mortgage servicing rights, net	18,457	35,656	—	35,656	—
Loans held for sale	61,794	61,794	—	61,794
Net loans held for investment	$5,340,536	5,248,127	—	5,208,783	39,344
Derivative assets	2,749	2,749	—	2,749	—
Deferred compensation plan assets	10,627	10,627	—	10,627	—
Total financial assets	$8,370,506	$8,295,799	$782,023	$7,474,432	$39,344

Financial liabilities:
Total deposits, excluding time deposits	$6,324,512	$6,324,512	$6,324,512	$—	$—
Time deposits	1,051,598	1,044,670	—	1,044,670	—
Securities sold under repurchase agreements	537,556	537,556	—	537,556	—
Other borrowed funds	6	6	—	6	—
Accrued interest payable	5,421	5,421	—	5,421	—
Long-term debt	27,970	27,477	—	27,477	—
Subordinated debentures held by subsidiary trusts	82,477	73,554	—	73,554	—
Derivative liabilities	1,314	1,314	—	1,314	—
Deferred compensation plan liabilities	10,627	10,627	—	10,627	—
Total financial liabilities	$8,041,481	$8,025,137	$6,324,512	$1,700,625	$—

(15)	Recent Authoritative Accounting Guidance

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

ASU 2016-05 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 became effective for the Company on January 1, 2017, and did not impact the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods hat the investment had been held. The amendments in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 became effective for the Company on January 1, 2017, and did not impact the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 became effective for the Company on January 1, 2017, and resulted in a $1,788 reduction in income tax expense during the three months ended March 31, 2017, of which $1,395 was due to the the recognition of excess tax benefits related to outstanding stock option awards exercised during the period and $393 was due to the recognition of excess tax benefits related to the vesting of restricted stock.

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

ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for the Company on January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The amendments in ASU 2016-15 only affect the classification of certain items within the statement of cash flows, and are not expected to have a significant impact on impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in ASU 2017-04 remove Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The amendments in ASU 2017-04 are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.
ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 750): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization. ASU No. 2017-07 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-07 are applied retrospectively for the presentation of the service cost and other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost in other assets. ASU 2017-07 allow the use of a practical expedient the permits an employer to use the amounts disclosed in its pension and other post-retirement benefits plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Adoption of the amendments in ASU 2017-07 will not have a have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently amortizes premiums on callable debt securities to the earliest call date. As such, the amendments in ASU 2017-08 will not impact the Company's consolidated financial statements, results of operations and liquidity.

(16)	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On April 17, 2017, the Company declared a quarterly dividend to common shareholders of $0.24 per share, to be paid on May 12, 2017 to shareholders of record as of May 2, 2017.

No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: declining business and economic conditions, adverse economic conditions affecting Montana, Wyoming, South Dakota, Oregon, Washington and Idaho, lending risk, changes in interest rates, credit losses, adequacy of the allowance for loan losses, declining oil and gas prices, declining demand for coal, additional regulatory requirements when our assets exceed $10 billion, failure to integrate or profitably operate acquired organizations, access to low-cost funding sources, impairment of goodwill, changes in accounting standards, dependence on the Company’s management team, ability to attract and retain qualified employees, governmental regulation and changes in regulatory, tax and accounting rules and interpretations, stringent capital requirements, future Federal Deposit Insurance Corporation insurance premium increases, Consumer Financial Protection Bureau restrictions on our ability to originate and sell mortgage loans, failure of technology, cyber-security, unfavorable resolution of litigation, inability to meet liquidity requirements, environmental remediation and other costs, ineffective internal operational controls, competition, reliance on external vendors, soundness of other financial institutions, failure to effectively implement technology-driven products and services, inability of our bank subsidiary to pay dividends, risks associated with introducing new lines of business, products or services, implementation of new lines of business or net product or services offerings, successful completion of the merger and integration of Cascade Bancorp, uninsured nature of any investment in Class A and Class B common stock, volatility of Class A and Class B common stock, decline in market price of Class A common stock, litigation pertaining to fiduciary responsibilities, change in dividend policy, uninsured nature of any investment in Class A and Class B common stock, voting control of Class B stockholders, anti-takeover provisions, dilution as a result of future equity issuances, controlled company status, and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 2, 2017. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of March 31, 2017, we had consolidated assets of $9,061 million, deposits of $7,300 million, loans of $5,400 million and total stockholders’ equity of $1,002 million. We currently operate 80 banking offices, including detached drive-up facilities, in 46 communities located in Montana, Wyoming and South Dakota. Through our bank subsidiary, First Interstate Bank, or FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On January 12, 2017, we acquired for cash from Wells Fargo & Company and its affiliated entities, or collectively Wells Fargo, all right, title and interest in and to all First Interstate-related U.S. trademark registrations owned by Wells Fargo; all common law rights and goodwill associated with the trademarks; and, all First Interstate-related domain names owned by Wells Fargo, which will enable the Company to use the trademarks throughout the United States.

On November 17, 2016, we entered into an agreement and plan of merger, or the Agreement, to acquire all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Under the terms of the Agreement, each outstanding share of Cascade Bancorp will convert into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. Based on the closing price of our Class A common stock on March 31, 2017, the merger consideration represents an aggregate purchase price of approximately $595 million. Upon completion of the merger, which is expected to occur after the close of business on May 30, 2017 subject to shareholder approval, we will become a regional community bank with over $12 billion in total assets and a geographic footprint that will span Montana, Wyoming, South Dakota, Idaho, Oregon and Washington.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses."

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes our accounting policy with regard to goodwill.

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of this year's test, the estimated fair value of net assets was greater than carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Fair Values of Loans Acquired in Business Combinations

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. Going forward, the Company continues to evaluate reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in the loan being considered impaired.  For collateral dependent loans with deteriorated credit quality, the Company estimates the fair value of the underlying collateral of the loans. These values are discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 describes our accounting policy with regard to acquired loans.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,420,245	$64,329	4.81%	$5,222,905	$63,371	4.88%
Investment securities (2)	2,107,897	9,971	1.92	2,107,977	9,424	1.80
Interest bearing deposits in banks	596,909	1,212	0.82	506,839	645	0.51
Federal funds sold	678	2	1.20	1,292	2	0.62
Total interest earnings assets	8,125,729	75,514	3.77	7,839,013	73,442	3.77
Non-earning assets	808,198			754,962
Total assets	$8,933,927			$8,593,975
Interest bearing liabilities:
Demand deposits	$2,231,310	$998	0.18%	$2,147,532	$558	0.10%
Savings deposits	2,167,230	1,298	0.24	1,985,233	650	0.13
Time deposits	1,025,852	1,822	0.72	1,118,049	2,020	0.73
Repurchase agreements	559,641	248	0.18	477,207	90	0.08
Other borrowed funds	8	—	—	8	—	—
Long-term debt	27,960	453	6.57	29,129	449	6.20
Subordinated debentures held by subsidiary trusts	82,477	745	3.66	82,477	663	3.23
Total interest bearing liabilities	6,094,478	5,564	0.37	5,839,635	4,430	0.31
Non-interest bearing deposits	1,802,391			1,755,515
Other non-interest bearing liabilities	48,014			57,145
Stockholders’ equity	989,044			941,680
Total liabilities and stockholders’ equity	$8,933,927			$8,593,975
Net FTE interest income		69,950			69,012
Less FTE adjustments (2)		(1,057)			(1,062)
Net interest income from consolidated statements of income		$68,893			$67,950
Interest rate spread			3.40%			3.46%
Net FTE interest margin (3)			3.49%			3.54%
Cost of funds, including non-interest bearing demand deposits (4)			0.29%			0.23%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Our net interest income on a fully taxable equivalent, or FTE, basis increased $938 thousand, or 1.4%, to $70.0 million during the three months ended March 31, 2017, as compared to $69.0 million during the same period in 2016. Net FTE interest income for the first quarter of 2017 included 90 days compared to 91 days for the same period in 2016 as a result of leap year. The additional day added approximately $750 thousand to net FTE interest income during the first quarter of 2016. Excluding the impact of one less accrual day, our net FTE interest income increased approximately $1.7 million, during first quarter 2017, as compared to the same period in 2016, primarily due to increases in average loans outstanding and increases in yields earned on investment securities and interest bearing deposits in banks. These increases were partially offset by a six basis point increase in our cost of funds.

Our net FTE interest income was positively impacted by interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.2 million during the three months ended March 31, 2017 and $1.6 million during the same period in 2016. In addition, we recorded recoveries of previously charged-off interest of $416 thousand during first quarter 2017, compared to $265 thousand during first quarter 2016.

Our net interest margin ratio decreased 5 basis points to 3.49% during first quarter 2017, as compared to 3.54% during first quarter 2016. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our net interest margin ratio decreased 4 basis points to 3.41% during first quarter 2017, compared to 3.45% during first quarter 2016, primarily due to lower loan yields combined with higher funding costs.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$2,394	$(1,436)	$958
Investment securities (1)	—	547	547
Interest bearing deposits in banks	115	452	567
Federal funds sold	(1)	1	—
Total change	2,508	(436)	2,072
Interest bearing liabilities:
Demand deposits	22	418	440
Savings deposits	60	588	648
Time deposits	(167)	(31)	(198)
Repurchase agreements	16	142	158
Other borrowed funds	—	—	—
Long-term debt	(18)	22	4
Subordinated debentures held by subsidiary trusts	—	82	82
Total change	(87)	1,221	1,134
Increase in FTE net interest income	$2,595	$(1,657)	$938

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon composition of our loan portfolio, evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During the three months ended March 31, 2017, we recorded a provision for loan losses of $1.7 million, as compared to $4.0 million during the same period in 2016. The decrease in provision for loan losses is reflective of management's assessment of the adequacy of our allowance from loan losses. For more information on our allowance for loan losses, see "Allowance for Loan Losses" included herein.

Non-interest Income. Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Non-interest income increased $471 thousand or 1.6%, to $29.1 million for the three months ended March 31, 2017, as compared to $28.6 million for the same period in 2016. Significant components of this increase are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $454 thousand, or 5.7%, to $8.4 million during the three months ended March 31, 2017, as compared to $8.0 million for the same period in 2016, primarily due to additional interchange income resulting from higher business credit card transaction volumes.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust asset management fees. As of March 31, 2017, we had assets under management of $5.0 billion, as compared to $4.6 billion as of December 31, 2016. Wealth management revenues increased $438 thousand, or 9.6%, to $5.0 million during the three months ended March 31, 2017, as compared to $4.6 million during the same period in 2016, primarily due to increases in the market values of assets under trust management.

Mortgage banking revenue decreased $179 thousand, or 2.7%, to $6.5 million during the three months ended March 31, 2017, as compared to $6.7 million during the same period in 2016. During first quarter 2017, our overall mortgage loan production decreased 5%, as compared to first quarter 2016, with loans originated for home purchases accounting for approximately 54% of production, as compared to 57% during first quarter 2016.

Non-interest Expense. Non-interest expense increased $1.4 million, or 2.3%, to $63.7 million for the three months ended March 31, 2017, as compared to $62.3 million for the same period in 2016. Significant components of the increase are discussed below.

Salaries and wages expense increased $473 thousand, or 1.9%, to $25.7 million during the three months ended March 31, 2017, as compared to $25.3 million during the same period in 2016, primarily due to increases in incentive compensation accruals reflective of our performance against pre-determined performance metrics. This increase was partially offset by decreases in one-time separation and special bonus expenses, which declined $516 thousand during first quarter 2017, as compared to the same period in 2016.

Outsourced technology services expense increased $468 thousand, or 9.7%, to $5.3 million for the three months ended March 31, 2017, as compared to $4.8 million during the same period in 2016, primarily due to the continued enhancement of our technology systems to support our future growth.

FDIC insurance expense decreased $383 thousand, or 30.4%, to $875 thousand during the three months ended March 31, 2017, as compared to $1.3 million during the same period in 2016, primarily due to reductions in base assessment rates that became effective for all insured financial institutions effective July 1, 2016.

Core deposit intangible amortization expense decreased $197 thousand, or 23.8%, to $630 thousand during the three months ended March 31, 2017, as compared to $827 thousand for the same period in 2016. This decrease in amortization was due to scheduled reductions in the annual amortization rates.

Other expense increased $618 thousand, or 5.3%, to $12.2 million during the three months ended March 31, 2017, as compared to $11.6 million for the same period in 2016, primarily due to fluctuations in operating expenses.

Acquisition expenses of $705 thousand recorded during the three months ended March 31, 2017, included travel, legal and professional fees related to the Cascade Bancorp acquisition expected to close on May 30, 2017. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. Our effective combined state and federal income tax rate was 29.0% for the three months ended March 31, 2017 and 33.7% for the three months ended March 31, 2016. As a result of the January 1, 2017 adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," our first quarter 2017 income tax expense included a tax benefit of $1.8 million related to the exercise of outstanding stock option awards and the vesting of restricted shares.  Exclusive of the effect of this tax benefit, our effective tax rate for the first quarter of 2017 was 33.3%. State income tax applies primarily to pretax earnings generated within Montana and South Dakota.

Financial Condition

Total assets remained stable at $9.1 billion as of March 31, 2017 and December 31, 2016. Significant fluctuations in balance sheet accounts are discussed below.

Loans Held for Investment. Loans held for investment decreased $40 million, or less than 1.0%, to $5,377 million as of March 31, 2017, as compared to $5,417 million December 31, 2016, with the most significant decreases occurring in residential real estate, commercial real estate and construction real estate loans.

Residential real estate loans decreased $23 million, or 2.3%, to $1,004 million as of March 31, 2017, from $1,027 million as of December 31, 2016, primarily due to scheduled loan repayments on retained loans. During 2016 and the first three months of 2017, we sold most of our residential mortgage loan production to secondary market investors. Residential real estate loans retained in our portfolio are typically secured by first liens on the financed property and generally mature in less than fifteen years.

Construction loans decreased $17 million, or 3.4%, to $465 million as of March 31, 2017, from $482 million as of December 31, 2016, with approximately half of the decline occurring in land acquisition and development loans. We typically experience a seasonal decline in construction lending during the first quarter of each year due to adverse weather conditions in our market areas.

Commercial real estate loans decreased $15 million, or less than 1.0%, to $1,820 million as of March 31, 2017, from $1,834 million as of December 31, 2016. Management attributes this decrease to soft loan demand in our market areas combined with increased competition for loans in terms of rate and structure.

Agricultural loans decreased $7 million, or 5.5%, to $125 million as of March 31, 2017, from $133 million as of December 31, 2016; and, agricultural real estate loans decreased $2 million, or 1.5%, to $168 million as of March 31, 2017, from $170 million as of December 31, 2016. These decreases were largely attributable to first quarter 2017 repayment of the non-accrual loans of one borrower aggregating $5 million.

Commercial loans increased $20 million, or 2.5%, to $818 million as of March 31, 2017, from $798 million as of December 31, 2016. This growth was broad-based across our markets and industries, with no individually large new loans advanced.

Consumer loans increased $3 million, or less than 1.0%, to $973 million as of March 31, 2017, from $970 million as of December 31, 2016, due to increases in indirect consumer loans. Indirect consumer loans increased $10 million, or 1.3%, to $762 million as of March 31, 2017, from $752 million as of December 31, 2016, due to increases in loan transactions within the Company's existing dealer network. Growth in indirect consumer loans was partially offset by seasonal reductions in credit card loans. Credit card loans decreased $5 million, or 6.5%, to $65 million as of March 31, 2017, from $70 million as of December 31, 2016.

Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $39 million, or 62.4%, to $23 million as of March 31, 2017, from $62 million as of December 31, 2016. While January residential mortgage loan activity remained strong due to refinancing activity, we saw significant declines in volume during February and March. Adverse weather conditions further impacted our typical seasonal trends.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Non-performing loans:
Non-accrual loans	$74,580	$72,793	$71,469	$74,311	$63,837
Accruing loans past due 90 days or more	4,527	3,789	8,131	4,454	4,362

Total non-performing loans	79,107	76,582	79,600	78,765	68,199
OREO	9,428	10,019	9,447	7,908	9,257

Total non-performing assets	$88,535	$86,601	$89,047	$86,673	$77,456

Troubled debt restructurings not included above	$16,379	$22,343	$17,163	$16,408	$12,070

Non-performing loans to total loans	1.47%	1.40%	1.44%	1.46%	1.30%
Non-performing assets to total loans and OREO	1.64%	1.58%	1.61%	1.60%	1.47%
Non-performing assets to total assets	0.98%	0.96%	0.99%	1.01%	0.89%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in thousands)	March 31, 2017	Percent of Total	December 31, 2016	Percent of Total
Real estate:
Commercial	$29,658	37.5%	$26,514	34.6%
Construction:		.
Land acquisition and development	4,906	6.3%	5,304	6.9%
Commercial	4,381	5.5%	762	1.0%
Residential	1,146	1.4%	456	0.6%
Total construction	10,433	13.2%	6,522	8.5%
Residential	7,257	9.2%	7,137	9.3%
Agricultural	2,011	2.5%	4,327	5.7%
Total real estate	49,359	62.4%	44,500	58.1%
Consumer	2,846	3.6%	2,894	3.8%
Commercial	25,807	32.6%	26,166	34.2%
Agricultural	1,095	1.4%	3,022	3.9%
Total non-performing loans	$79,107	100.0%	$76,582	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual had been current in accordance with their original terms, gross income of approximately $874 thousand and $790 thousand would have been accrued for the three months ended March 31, 2017 and 2016, respectively. Non-accrual loans, the largest component of non-performing assets, increased $2 million, to $75 million as of March 31, 2017, from $73 million as of December 31, 2016, primarily due to the loans of three commercial real estate borrowers aggregating $7 million that were placed on non-accrual status during first quarter 2017. This increase was partially offset by the first quarter 2017 repayment of the loans of one agricultural borrower aggregating $5 million.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of March 31, 2017, management determined that an allowance for loan losses related to acquired loans of $565 thousand was required under generally accepted accounting principles.

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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Balance at beginning of period	$76,214	$81,235	$80,340	$79,924	$76,817
Provision charged to operating expense	1,730	1,078	2,363	2,550	4,000
Charge offs:
Real estate
Commercial	18	2,382	173	257	694
Construction	259	—	72	26	625
Residential	167		135	240	601
Agricultural	—	8	—	—	2
Consumer	2,596	2,846	2,157	1,712	1,892
Commercial	793	3,754	578	1,018	488
Agricultural	22	(5)	—	188	—
Total charge-offs	3,855	8,985	3,115	3,441	4,302
Recoveries:
Real estate
Commercial	371	38	83	45	309
Construction	96	313	31	51	1,441
Residential	53	113	103	93	51
Agricultural	4	4	4	21	558
Consumer	1,205	615	742	649	775
Commercial	391	1,802	680	448	275
Agricultural	22	1	4	—	—
Total recoveries	2,142	2,886	1,647	1,307	3,409
Net charge-offs	1,713	6,099	1,468	2,134	893
Balance at end of period	$76,231	$76,214	$81,235	$80,340	$79,924

Period end loans	$5,399,779	$5,478,544	$5,530,915	$5,413,242	$5,244,458
Average loans	5,420,245	5,493,911	5,469,294	5,324,812	5,222,905
Net loans charged-off to average loans, annualized	0.13%	0.45%	0.11%	0.16%	0.07%
Allowance to period end loans	1.41%	1.39%	1.47%	1.48%	1.52%

Our allowance for loan losses was $76 million, or 1.41% of period end loans, as of March 31, 2017, as compared to $76 million, or 1.39% of period end loans, as of December 31, 2016. Although we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $24 million, or 1.1%, to $2,149 million, or 23.7% of total assets, as of March 31, 2017, from $2,124 million, or 23.4% of total assets, as of December 31, 2016. As of March 31, 2017, the estimated duration of our investment portfolio was 2.9 years, as compared to 3.0 years as of December 31, 2016.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2017, we had investment securities with fair values aggregating $54 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $1.9 million as of March 31, 2017 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2017 or 2016.

Other Assets. Other assets increased $26 million, or 32.2%, to $108 million as of March 31, 2017, from $82 million as of December 31, 2016. This increase was primarily due to the acquisition of the First Interstate Trademarks in January 2017. For additional information regarding the acquisition, see "Recent Developments" included herein.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $76 million, or 1.0%, to $7,300 million as of March 31, 2017, from $7,376 million as of December 31, 2016. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	March 31, 2017	Percent of Total	December 31, 2016	Percent of Total
Non-interest bearing demand	$1,840,647	25.2%	$1,906,257	25.8%
Interest bearing:
Demand	2,266,017	31.0	2,276,494	30.9
Savings	2,192,679	30.1	2,141,761	29.0
Time, $100 and over	425,870	5.8	461,368	6.3
Time, other (1)	574,966	7.9	590,230	8.0
Total interest bearing	5,459,532	74.8	5,469,853	74.2
Total deposits	$7,300,179	100.0%	$7,376,110	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $26 million as of March 31, 2017 and $32 million as of December 31, 2016.

Securities Sold Under Repurchase Agreements. In addition to deposits, repurchase agreements with commercial depositors, including municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. Repurchase agreement balances increased $50 million, or 9.3%, to $588 million as of March 31, 2017, from $538 million as of December 31, 2016.

Deferred Tax Liability. Our net deferred tax liability increased $6 million, or 86.4%, to $13 million as of March 31, 2017, from $7 million as of December 31, 2016, primarily due to increases in deferred tax liabilities related to unrealized gains on available-for sale investment securities.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $19 million, or 1.9%, to $1,002 million as of March 31, 2017, from $983 million as of December 31, 2016, due to the retention of earnings, increases in unrealized holding gains, net of taxes, on available-for-sale investment securities and proceeds from stock option exercises.

On April 17, 2017, we declared a quarterly dividend to common stockholders of $0.24 per share payable on May 12, 2017 to to shareholders of record as of May 2, 2017. This dividend equates to a 2.3% annual yield based on the $41.64 average closing price of the Company's common stock during first quarter 2017.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, or Basel III. Under Basel II, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented on January 1, 2019. As of March 31, 2017 and December 31, 2016, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2017, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2017.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
January 2017	—	$—	—	24,123
February 2017	20,621	41.65	—	24,123
March 2017	—	—	—	24,123
Total	20,621	$41.65	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

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

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101**	Interactive data file

† Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 8, 2017	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	May 8, 2017		/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer