Form 10-Q
period 2017-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2017-08-09
CIK 860413

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
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2017 – Class A common stock	33,260,710
June 30, 2017 – Class B common stock	23,184,557

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$223,880	$146,779
Interest bearing deposits in banks	695,476	635,149
Federal funds sold	419	95
Total cash and cash equivalents	919,775	782,023
Investment securities:
Available-for-sale	2,080,194	1,611,698
Held-to-maturity (estimated fair values of $535,145 and $513,273 at June 30, 2017 and December 31, 2016, respectively)	529,442	512,770
Total investment securities	2,609,636	2,124,468
Loans held for investment	7,525,590	5,416,750
Mortgage loans held for sale	30,383	61,794
Total loans	7,555,973	5,478,544
Less allowance for loan losses	75,701	76,214
Net loans	7,480,272	5,402,330
Goodwill	444,327	212,820
Company-owned life insurance	257,538	198,116
Premises and equipment, net of accumulated depreciation	243,152	194,457
Accrued interest receivable	35,830	29,852
Mortgage servicing rights, net of accumulated amortization and impairment reserve	23,715	18,457
Core deposit intangibles, net of accumulated amortization	52,837	9,648
Other real estate owned (“OREO”)	11,286	10,019
Deferred tax asset, net	9,406	—
Other assets	148,568	81,705
Total assets	$12,236,342	$9,063,895
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$2,897,813	$1,906,257
Interest bearing	7,122,187	5,469,853
Total deposits	10,020,000	7,376,110
Securities sold under repurchase agreements	579,772	537,556
Accounts payable and accrued expenses	96,762	44,923
Accrued interest payable	8,917	5,421
Deferred tax liability	—	6,839
Long-term debt	28,017	27,970
Other borrowed funds	15,019	6
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	10,830,964	8,081,302
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2017 or December 31, 2016	—	—
Common stock	685,289	296,071
Retained earnings	718,093	694,650
Accumulated other comprehensive income (loss), net	1,996	(8,128)
Total stockholders’ equity	1,405,378	982,593
Total liabilities and stockholders’ equity	$12,236,342	$9,063,895
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$73,895	$62,634	$137,624	$125,450
Interest and dividends on investment securities:
Taxable	9,783	7,982	18,505	16,020
Exempt from federal taxes	855	858	1,647	1,737
Interest on deposits in banks	1,333	482	2,545	1,127
Interest on federal funds sold	3	3	5	5
Total interest income	85,869	71,959	160,326	144,339
Interest expense:
Interest on deposits	5,011	3,108	9,129	6,336
Interest on securities sold under repurchase agreements	272	92	520	182
Interest on long-term debt	481	451	934	900
Interest on subordinated debentures held by subsidiary trusts	782	675	1,527	1,338
Total interest expense	6,546	4,326	12,110	8,756
Net interest income	79,323	67,633	148,216	135,583
Provision for loan losses	2,355	2,550	4,085	6,550
Net interest income after provision for loan losses	76,968	65,083	144,131	129,033
Non-interest income:
Payment services revenues	10,225	8,648	18,670	16,639
Mortgage banking revenues	7,643	9,409	14,191	15,550
Wealth management revenues	5,084	5,166	10,097	9,741
Service charges on deposit accounts	5,060	4,626	9,410	9,089
Other service charges, commissions and fees	3,358	2,845	6,034	5,453
Investment securities gains (losses), net	5	108	7	87
Other income	5,805	2,457	7,878	4,750
Non-recurring litigation recovery	—	3,750	—	3,750
Total non-interest income	37,180	37,009	66,287	65,059
Non-interest expense:
Salaries and wages	28,037	26,707	53,778	51,389
Employee benefits	9,811	8,066	19,427	17,675
Outsourced technology services	6,000	4,800	11,300	9,632
Occupancy, net	5,180	4,284	9,969	8,948
Furniture and equipment	2,739	2,460	5,012	4,716
OREO expense, net of income	34	140	(14)	101
Professional fees	1,795	1,136	2,824	2,444
FDIC insurance premiums	786	1,198	1,661	2,456
Mortgage servicing rights amortization	707	722	1,319	1,356
Mortgage servicing rights impairment (recovery)	(2)	(20)	(72)	(5)
Core deposit intangibles amortization	1,062	827	1,692	1,654
Other expenses	14,117	12,575	26,358	24,198
Acquisition expenses	10,133	—	10,838	—
Total non-interest expense	80,399	62,895	144,092	124,564
Income before income tax expense	33,749	39,197	66,326	69,528
Income tax expense	11,881	13,643	21,332	23,850
Net income	$21,868	$25,554	$44,994	$45,678

Basic earnings per common share	$0.46	$0.58	$0.97	$1.03
Diluted earnings per common share	$0.45	$0.57	$0.96	$1.02
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,868	$25,554	$44,994	$45,678
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	8,006	10,043	17,365	18,671
Reclassification adjustment for net (gains) losses included in income	(5)	(108)	(7)	(87)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	464	452	929	904
Unrealized (gain) loss on derivatives	(486)	(804)	(437)	(3,002)
Defined benefit post-retirement benefits plans:
Change in net actuarial (gain) loss	(176)	13	(914)	28
Other comprehensive income, before tax	7,803	9,596	16,936	16,514
Deferred tax expense related to other comprehensive income	(3,214)	(3,775)	(6,812)	(6,498)
Other comprehensive income, net of tax	4,589	5,821	10,124	10,016
Comprehensive income, net of tax	$26,457	$31,375	$55,118	$55,694
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	$296,071	$694,650	$(8,128)	$982,593
Net income	—	44,994	—	44,994
Other comprehensive income, net of tax expense	—	—	10,124	10,124
Common stock transactions:
21,454 common shares purchased and retired	(891)	—	—	(891)
11,267,676 common shares issued	385,969	—	—	385,969
134,044 non-vested common shares issued	—	—	—	—
16,712 non-vested common shares forfeited	—	—	—	—
155,537 stock options exercised, net of 50,689 shares tendered in payment of option price and income tax withholding amounts	1,672	—	—	1,672
Stock-based compensation expense	2,468	—	—	2,468
Common cash dividend declared ($0.48 per share)	—	(21,551)	—	(21,551)
Balance at June 30, 2017	$685,289	$718,093	$1,996	$1,405,378

Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	45,678	—	45,678
Other comprehensive income, net of tax expense	—	—	10,016	10,016
Common stock transactions:
995,600 common shares purchased and retired	(26,042)	—	—	(26,042)
16,085 common shares issued	—	—	—	—
189,624 non-vested common shares issued	—	—	—	—
21,397 non-vested common shares forfeited	—	—	—	—
186,430 stock options exercised, net of 57,153 shares tendered in payment of option price and income tax withholding amounts	1,684	—	—	1,684
Tax benefit of stock-based compensation	619	—	—	619
Stock-based compensation expense	2,385	—	—	2,385
Common cash dividend declared ($0.44 per share)	—	(19,708)	—	(19,708)
Balance at June 30, 2016	$290,366	$664,337	$10,422	$965,125
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$44,994	$45,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,085	6,550
Net loss on disposal of premises and equipment	76	188
Depreciation and amortization	9,665	9,491
Net premium amortization on investment securities	5,710	6,347
Net gain on investment securities transactions	(7)	(87)
Realized and unrealized net gains on mortgage banking activities	(9,898)	(10,544)
Net gain on sale of OREO	(217)	(636)
Write-downs of OREO and other assets pending disposal	60	621
Net (gain) on sale of Health Savings Accounts	(3,431)	—
Mortgage servicing rights recovery	(72)	(5)
Deferred income tax benefit (expense)	(15,828)	321
Net increase in cash surrender value of company-owned life insurance	(2,587)	(2,271)
Stock-based compensation expense	2,468	2,385
Tax benefits from stock-based compensation expense	—	619
Excess tax benefits from stock-based compensation expense	—	(495)
Originations of mortgage loans held for sale	(428,286)	(468,560)
Proceeds from sales of mortgage loans held for sale	478,239	457,132
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in interest receivable	(5,978)	281
Decrease (increase) in other assets	26,231	(14,551)
Increase in accrued interest payable	3,496	687
Increase (decrease) in accounts payable and accrued expenses	(20,170)	3,701
Net cash provided by operating activities	88,550	36,852
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(2,948)	(9,883)
Available-for-sale	(201,806)	(459,569)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	43,545	53,977
Available-for-sale	170,237	424,458
Purchases of company-owned life insurance	—	—
Extensions of credit to customers, net of repayments	(38,468)	(159,410)
Recoveries of loans charged-off	3,566	4,717
Proceeds from sale of OREO	1,712	2,398
Acquisition of intangible assets	(28,013)	—
Proceeds from the sale of Health Savings Accounts	6,500	—
Proceeds from sale of loan production office	—	932
Acquisition of bank and bank holding company, net of cash and cash equivalents received	91,775	—
Capital expenditures, net of sales	(7,548)	(3,638)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash used in investing activities	$38,552	$(146,018)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(25,086)	$(107,489)
Net increase (decrease) in securities sold under repurchase agreements	42,216	(44,236)
Net increase in other borrowed funds	15,013	13
Repayments of long-term debt	(34)	(32)
Advances on long-term debt	81	75
Proceeds from issuance of common stock	902	1,684
Excess tax benefits from stock-based compensation expense	—	495
Purchase and retirement of common stock	(891)	(26,042)
Dividends paid to common stockholders	(21,551)	(19,708)
Net cash used in financing activities	10,650	(195,240)
Net increases (decrease) in cash and cash equivalents	137,752	(304,406)
Cash and cash equivalents at beginning of period	782,023	780,457
Cash and cash equivalents at end of period	$919,775	$476,051

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$14,379	$27,566
Cash paid during the period for interest expense	8,614	8,069

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	5,805	26
Transfer of loans to other real estate owned	1,554	4,019
Capitalization of internally originated mortgage servicing rights	2,727	1,768

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$424,302	$—
Investment securities held to maturity	57,307	—
Loans held for sale	10,253	—
Loans	2,080,083	—
Premises and equipment	47,869	—
Goodwill	231,507	—
Core deposit intangible	47,950	—
Mortgage servicing rights	3,491	—
Other real estate owned	1,268	—
Other Assets	121,698	—
Total noncash assets acquired	3,025,728	—

Liabilities assumed:
Deposits	$2,668,976	$—
Accounts payable and accrued expenses	62,558	—
Total liabilities assumed	2,731,534	—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2017 and December 31, 2016, the results of operations for each of the three and six month periods ended June 30, 2017 and 2016, and cash flows and changes in stockholders' equity for each of the six month periods ended June 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2016 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2017 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

(2)	Acquisitions

Cascade Bancorp. On November 17, 2016, the Company entered into an agreement and plan of merger (the “Agreement”) to acquire all of the outstanding stock of Cascade Bancorp (“Cascade”), parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho, and Washington. This transaction solidifies the Company's ability to strategically expand its community banking footprint in the Northwest corridor of the United States. The merger was completed on May 30, 2017. Holders of each share of Cascade common stock received 0.14864 shares of First Interstate Class A common stock and $1.91 in cash, without interest, for each share of Cascade common stock. In connection with the merger, the Company issued approximately 11.3 million shares of First Interstate Class A common stock, which was valued at $34.30 per share, which was the closing price of First Interstate Class A common stock on the acquisition date. Cash paid by First Interstate was approximately $155.0 million, which included the cash portion of the merger consideration and the cash in lieu of fractional shares that Cascade Bancorp shareholders would have otherwise been entitled to receive. Total consideration exchanged in connection with the merger amounted to $541.0 million.

All “in-the-money” Cascade options and all Cascade restricted stock units outstanding immediately prior to the transaction close were canceled in exchange for the right to receive a cash payment as provided in the merger agreement. The Company paid approximately $9.3 million in cash related to Cascade options and restricted stock units, which is included in consideration.
Unvested Cascade restricted stock awards outstanding immediately prior to the transaction close were canceled in exchange for the right to receive a cash payment and Company shares as provided in the merger agreement. The Company paid a total of approximately $2.2 million in cash and issued approximately 168 thousand Company shares, valued at $34.30 per share, related to Cascade restricted stock awards. Of the cash paid and shares issued related to Cascade restricted stock awards, approximately $2.4 million was allocated to expense and excluded from consideration due to the acceleration of award vesting at the Company’s discretion. The remaining balance of approximately $5.5 million related to Cascade restricted stock awards is included in consideration.
The assets and liabilities of Cascade were recorded in the Company's consolidated financial statements on a provisional basis at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in goodwill of $231.5 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company's one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Cascade and the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed, and the resulting goodwill. Due to the recent close of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of May 30, 2017	by Cascade	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$246,804	$—		$246,804
Investment securities	476,733	4,876	(1)	481,609
Loans held for investment	2,111,786	(31,703)	(2)	2,080,083
Mortgage loans held for sale	10,253	—		10,253
Allowance for loan loss	(23,974)	23,974	(3)	—
Premises and equipment	46,554	1,315	(4)	47,869
Other real estate owned ("OREO")	1,268	—		1,268
Core deposit intangible	—	47,950	(5)	47,950
Deferred tax assets	32,232	(22,336)	(6)	9,896
Other assets	113,915	1,378	(7)	115,293
Total assets acquired	3,015,571	25,454		3,041,025

Liabilities assumed:
Deposits	2,669,910	(934)	(8)	2,668,976
Accounts Payable and Accrued Expense	62,150	408	(9)	62,558
Total liabilities assumed	2,732,060	(526)		2,731,534

Net assets acquired	$283,511	$24,928		309,491

Consideration paid:
Cash				155,029
Class A common stock				385,969
Total consideration paid				540,998

Goodwill				$231,507

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Explanation of fair value adjustments:
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
(2)
Write down of the book value of loans to their estimated fair values. Shared National Credits (SNC) were recorded at quoted sales prices where available. The fair value of the remaining loans was estimated using cash flow projections based on the remaining maturity and repricing terms, adjusted for estimated future credit losses and prepayments and discounted to present value using a risk-adjusted market rate for similar loans. The fair value of collateral dependent loans acquired with deteriorated credit quality was estimated based on the Company's analysis of the fair value of each loan's underlying collateral, discounted using market-derived rates of return with consideration given to the period of time and costs associated with foreclosure and disposition of the collateral.

(3)	Adjustment to remove the Cascade allowance for loan losses at acquisition date, as the credit risk is accounted for in the fair value adjustment for loans receivable described in (2) above.
(4)
Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon appraisals obtained from an independent third party appraiser or broker's opinion of value.

(5)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon valuation from an independent accounting and advisory firm.
(6)	Adjustment consists of the write-off of pre-existing deferred tax assets as a result of the acquisition.
(7)	Adjustment consists of mortgage servicing rights assets as a result of the acquisition.
(8)
Decrease in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition based upon valuation from an independent accounting and advisory firm.

(9)	Increase in fair value due to credit card incentive program and swap liability offset.

The core deposit intangible asset of $47,950 is being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

In accordance with Accounting Standards Codification ("ASC") Topic 805-740 "Business Combinations - Income Taxes," the Company reviewed its valuation allowance for deferred tax assets as a result of the Cascade acquisition. As part of evaluating whether or not the acquired deferred tax assets were realizable, the Company wrote-off state and local net operating losses to the balance that the Company determined would be realizable in future periods. The valuation allowance from Bank of the Cascades at the date of the acquisition related entirely to state and local net operating losses. As such, the Company reduced its valuation allowance for deferred tax assets to $0.

The Company recorded $10,133 and $10,838 in pre-tax merger related expenses for the three and six months ended June 30, 2017, respectively, including professional and legal fees of $5,926 and $6,542, respectively, to directly consummate the merger. The remainder of expenses primarily relate to retention and severance compensation costs and service contract termination costs. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of operations.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Information regarding acquired credit-impaired loans as of the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$48,041
Contractual cash flows not expected to be collected ("non-accretable discount")	23,376
Cash flows expected to be collected	24,665
Interest component of cash flows expected to be collected ("accretable discount")	1,901
Fair value of acquired credit-impaired loans	$22,764
Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$2,098,155
Contractual cash flows not expected to be collected due to projected prepayment	23,387
Fair value at acquisition	2,067,572

The accompanying consolidated statements of income include the results of operations of the acquired entity from the May 30, 2017 acquisition date. For the period from May 30, 2017 to June 30, 2017, Cascade reported revenues of $12.9 million and net income of $3.0 million. The acquired entity will continue to operate as Bank of the Cascades until August 11, 2017 at which point the operations will be integrated with the Company's operations and Bank of the Cascades will merge with First Interstate Bank.

The following table presents unaudited supplemental pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income	$103,248	$94,698	$203,326	$189,772
Non-interest income	41,314	44,780	77,897	78,286
Total revenues	$144,562	$139,478	$281,223	$268,058

Net income	$29,409	$29,534	$58,709	$23,716

EPS - basic	$0.50	$0.53	$1.02	$0.43
EPS - diluted	0.50	0.53	1.01	0.42

The unaudited supplemental pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses of $11,195, net of tax. Pro forma net income presented in the table above for 2016 was adjusted to include the aforementioned acquisition-related costs. The unaudited supplemental pro forma net income presented in the table above for 2017 and 2016 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2017 and 2016 does not capture operating costs savings and other business synergies expected as a result of the acquisition.

(3)	Goodwill and Intangibles

The Company recorded $231.5 million of provisional goodwill in connection with the Cascade merger. In accordance with the Intangibles - Goodwill and Other topic of the Financial Accounting Standards Board (“FASB”) ASC 350, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2016 and 2015 and concluded that there was no impairment to goodwill.
Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is ten years. The following table sets forth activity for CDI for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
CDI, net, beginning of period	9,018	9,762	9,648	10,589
Established through acquisitions	47,950	—	47,950	—
Reductions due to sale of accounts	(3,069)	—	(3,069)	—
CDI current period amortization	(1,062)	(827)	(1,692)	(1,654)
Total CDI, net, at June 30	52,837	8,935	52,837	8,935

Subsequent to the acquisition of Cascade, the Company sold the custodial rights to the all of its Health Savings Account (HSA) portfolio, including HSA acquired from Cascade. The Company recognized no gain or loss on the sale of the acquired HSA as the excess of consideration received over HSA book value was recorded as reduction to CDI at the acquisition of Cascade.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2017 remaining	2,597
2018	5,093
2019	4,994
2020	4,872
2021	4,729
Thereafter	22,164

(4)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,607	$2	$(2)	$3,607
Obligations of U.S. government agencies	676,485	1,647	(2,814)	675,318
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,217,701	10,001	(4,765)	1,222,937
Private mortgage-backed securities	108,577	212	(304)	108,485
Corporate securities	66,793	97	(6)	66,884
Other investments	2,951	12	—	2,963
Total	$2,076,114	$11,971	$(7,891)	$2,080,194

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$188,486	$4,172	$(141)	$192,517
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	268,218	10,714	(9,360)	269,572
Obligations of U.S. government agencies	19,737	28	(5)	19,760
Corporate securities	52,804	333	(39)	53,098
Other investments	197	1	—	198
Total	$529,442	$15,248	$(9,545)	$535,145

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,608	$5	$(1)	$3,612
Obligations of U.S. government agencies	397,411	343	(6,457)	391,297
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,220,890	6,412	(13,601)	1,213,701
Private mortgage-backed securities	116	1	(1)	116
Other investments	2,951	21	—	2,972
Total	$1,624,976	$6,782	$(20,060)	$1,611,698

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$160,192	$2,723	$(542)	$162,373
Obligations of U.S. government agencies	19,737	—	(162)	19,575
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	279,578	7,804	(9,249)	278,133
Corporate securities	53,032	139	(211)	52,960
Other investments	231	1	—	232
Total	$512,770	$10,667	$(10,164)	$513,273

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains	$5	$108	$7	$165
Gross realized losses	—	—	—	(78)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$1,797	$(2)	$—	$—	$1,797	$(2)
Obligations of U.S. government agencies	359,889	(2,804)	9,989	(10)	369,878	(2,814)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	599,643	(4,346)	21,848	(419)	621,491	(4,765)
Private mortgage-backed securities	1,484	(303)	42	(1)	1,526	(304)
Corporate securities	8,100	(6)	—	—	8,100	(6)
Total	$970,913	$(7,461)	$31,879	$(430)	$1,002,792	$(7,891)

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$21,331	$(139)	$884	$(2)	$22,215	$(141)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	42,109	(8,069)	17,766	(1,291)	59,875	(9,360)
Obligations of U.S. government agencies	9,985	(5)	—	—	9,985	(5)
Corporate securities	15,074	(39)	—	—	15,074	(39)
Total	$88,499	$(8,252)	$18,650	$(1,293)	$107,149	$(9,545)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$598	$(1)	$—	$—	$598	$(1)
Obligations of U.S. government agencies	316,511	(6,457)	—	—	316,511	(6,457)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	746,265	(13,102)	15,801	(499)	762,066	(13,601)
Private mortgage-backed securities	—	—	48	(1)	48	(1)
Total	$1,063,374	$(19,560)	$15,849	$(500)	$1,079,223	$(20,060)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$42,518	$(533)	$2,831	$(9)	$45,349	$(542)
Obligations of U.S. government agencies	19,575	(162)	—	—	19,575	(162)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	108,857	(7,973)	19,986	(1,276)	128,843	(9,249)
Corporate securities	32,474	(211)	—	—	32,474	(211)
Total	$203,424	$(8,879)	$22,817	$(1,285)	$226,241	$(10,164)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 337 and 396 individual investment securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three or six months ended June 30, 2017 or 2016.

Maturities of investment securities at June 30, 2017 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2017	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$371,218	$372,541	$75,748	$74,416
After one year but within five years	1,227,734	1,229,254	268,855	280,504
After five years but within ten years	228,192	228,561	133,245	134,858
After ten years	248,970	249,838	51,594	45,367
Total	$2,076,114	$2,080,194	$529,442	$535,145

As of June 30, 2017, the Company had investment securities callable within one year with amortized costs and estimated fair values of $63,743 and $63,933, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of June 30, 2017, the Company did not have any callable structured notes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(5)	Loans

The following tables present the Company's recorded investment and contractual aging of the Company's recorded investment in loans by class as of the dates indicated. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2017	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,522	$419	$978	$5,919	$2,780,010	$30,597	$2,816,526
Construction:
Land acquisition & development	1,880	42	52	1,974	333,247	4,663	339,884
Residential	1,124	508	—	1,632	217,914	210	219,756
Commercial	—	—	—	—	117,287	4,318	121,605
Total construction loans	3,004	550	52	3,606	668,448	9,191	681,245
Residential	14,136	2,583	3,583	20,302	1,441,507	4,205	1,466,014
Agricultural	1,371	661	1,900	3,932	156,898	2,345	163,175
Total real estate loans	23,033	4,213	6,513	33,759	5,046,863	46,338	5,126,960
Consumer:
Indirect consumer	6,430	1,648	159	8,237	769,361	1,428	779,026
Other consumer	1,246	301	87	1,634	173,713	390	175,737
Credit card	488	355	487	1,330	74,300	1	75,631
Total consumer loans	8,164	2,304	733	11,201	1,017,374	1,819	1,030,394
Commercial	3,487	1,248	1,684	6,419	1,178,688	25,762	1,210,869
Agricultural	1,618	487	432	2,537	143,824	2,768	149,129
Other, including overdrafts	—	—	—	—	8,238	—	8,238
Loans held for investment	36,302	8,252	9,362	53,916	7,394,987	76,687	7,525,590
Mortgage loans originated for sale	—	—	—	—	30,383	—	30,383
Total loans	$36,302	$8,252	$9,362	$53,916	$7,425,370	$76,687	$7,555,973

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of June 30, 2017 and 2016:

As of June 30,	2017	2016

Outstanding balance	$60,195	$31,979

Carrying value
Loans on accrual status	39,359	20,140
Total carrying value	$39,359	$20,140

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Beginning balance	$6,432	$6,678	$6,803	$6,713
Additions	1,929	—	1,929	—
Accretion income	(668)	(615)	(1,273)	(1,229)
Reductions due to exit events	(418)	(158)	(988)	(305)
Reclassifications from nonaccretable differences	375	—	1,179	726
Ending balance	$7,650	$5,905	$7,650	$5,905

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $919 and $821 for the three months ended June 30, 2017 and 2016, respectively, and approximately $1,772 and $1,690 for the six months ended June 30, 2017, and 2016, respectively.

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

As of June 30, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$53,576	$22,751	$20,380	$43,131	$5,158
Construction:
Land acquisition & development	11,281	3,639	1,718	5,357	741
Residential	312	209	—	209	—
Commercial	4,728	226	4,204	4,430	2,828
Total construction loans	16,321	4,074	5,922	9,996	3,569
Residential	7,636	4,472	2,022	6,494	170
Agricultural	2,752	2,549	153	2,702	9
Total real estate loans	80,285	33,846	28,477	62,323	8,906
Consumer	28	—	25	25	—
Commercial	39,587	13,021	18,882	31,903	6,882
Agricultural	3,001	2,040	940	2,980	528
Total	$122,901	$48,907	$48,324	$97,231	$16,316

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57,017	$24,410	$21,420	$45,830	$2,847
Construction:
Land acquisition & development	12,084	4,330	1,813	6,143	826
Residential	1,555	219	619	838	1
Commercial	4,786	3,940	647	4,587	657
Total construction loans	18,425	8,489	3,079	11,568	1,484
Residential	8,222	4,074	2,470	6,544	253
Agricultural	5,069	4,509	181	4,690	4
Total real estate loans	88,733	41,482	27,150	68,632	4,588
Commercial	40,314	13,230	19,167	32,397	9,254
Agricultural	3,738	3,280	382	3,662	112
Total	$132,785	$57,992	$46,699	$104,691	$13,954

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$43,871	$102	$34,576	$105
Construction:
Land acquisition & development	5,411	4	7,096	12
Residential	212	—	277	—
Commercial	4,463	1	1,421	2
Total construction loans	10,086	5	8,794	14
Residential	6,574	4	3,067	2
Agricultural	2,389	—	5,857	—
Total real estate loans	62,920	111	52,294	121
Consumer	13	—	—	—
Commercial	32,491	60	28,074	41
Agricultural	2,068	—	753	—
Total	$97,492	$171	$81,121	$162

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$44,481	$227	$36,342	$141
Construction:
Land acquisition & development	5,750	8	7,277	19
Residential	524	—	282	—
Commercial	4,509	44	1,433	2
Total construction loans	10,783	52	8,992	21
Residential	6,519	8	4,138	3
Agricultural	3,696	—	5,671	1
Total real estate loans	65,479	287	55,143	166
Consumer	13	—	—	—
Commercial	32,150	109	28,133	56
Agricultural	3,321	2	846	—
Total	$100,963	$398	$84,122	$222

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $919 and $964 for the three months ended June 30, 2017 and 2016, respectively, and approximately $1,772 and $2,020 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $52,351 as of June 30, 2017, of which $37,395 were included in non-accrual loans and $14,956 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $49,652 as of December 31, 2016, of which $27,309 were included in non-accrual loans and $22,343 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three and six months ended June 30, 2017:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended June 30, 2017		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	1	$—	$226	$—	$—	$226
Commercial	2	16	—	—	465	481
Total loans restructured during period	3	$16	$226	$—	$465	$707
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2017		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	5	$1,475	$388	$—	$909	$2,772
Commercial	15	511	1,968	—	5,446	7,925
Total loans restructured during period	20	$1,986	$2,356	$—	$6,355	$10,697
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or six months ended June 30, 2017 or 2016.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2017. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Notes	Balance	Number of Notes	Balance
Commercial real estate	3	$2,763	3	$2,763
Commercial construction	1	3,575	1	3,575
Total	4	$6,338	4	$6,338

At June 30, 2017, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$89,093	$105,050	$14,265	$208,408
Construction:
Land acquisition & development	17,516	6,785	1,383	25,684
Residential	2,609	2,503	548	5,660
Commercial	1,520	3,844	4,221	9,585
Total construction loans	21,645	13,132	6,152	40,929
Residential	4,831	11,754	874	17,459
Agricultural	1,319	16,016	—	17,335
Total real estate loans	116,888	145,952	21,291	284,131
Consumer:
Indirect consumer	707	2,096	126	2,929
Other consumer	609	835	135	1,579
Credit card	—	185	—	185
Total consumer loans	1,316	3,116	261	4,693
Commercial	39,346	57,731	21,310	118,387
Agricultural	5,526	15,612	1,327	22,465
Total	$163,076	$222,411	$44,189	$429,676

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85,292	$85,293	$10,842	$181,427
Construction:
Land acquisition & development	13,414	6,214	1,401	21,029
Residential	412	1,621	656	2,689
Commercial	1,555	6,344	664	8,563
Total construction loans	15,381	14,179	2,721	32,281
Residential	5,038	12,472	764	18,274
Agricultural	3,831	17,813	—	21,644
Total real estate loans	109,542	129,757	14,327	253,626
Consumer:
Indirect consumer	778	1,527	101	2,406
Other consumer	681	1,036	264	1,981
Total consumer loans	1,459	2,563	365	4,387
Commercial	46,402	29,281	21,240	96,923
Agricultural	6,178	10,724	404	17,306
Total	$163,581	$172,325	$36,336	$372,242

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended June 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33,092	$8,368	$33,562	$1,209	$—	$76,231
Provision charged to operating expense	1,078	489	453	335	—	2,355
Less loans charged-off	(980)	(2,412)	(1,049)	(48)	—	(4,489)
Add back recoveries of loans previously charged-off	308	1,109	158	29	—	1,604
Ending balance	$33,498	$7,554	$33,124	$1,525	$—	$75,701

Six Months Ended June 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28,625	$7,711	$38,092	$1,786	$—	$76,214
Provision charged to operating expense	5,465	2,537	(3,675)	(242)	—	4,085
Less loans charged-off	(1,243)	(5,008)	(1,841)	(70)	—	(8,162)
Add back recoveries of loans previously charged-off	651	2,314	548	51	—	3,564
Ending balance	$33,498	$7,554	$33,124	$1,525	$—	$75,701

As of June 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$8,898	$8	$6,882	$528	$—	$16,316
Loans collectively evaluated for impairment	24,600	7,546	26,242	997	—	59,385
Allowance for loan losses	$33,498	$7,554	$33,124	$1,525	$—	$75,701

Loans held for investment:
Individually evaluated for impairment	$62,323	$25	$31,903	$2,980	$—	$97,231
Collectively evaluated for impairment	5,064,637	1,030,369	1,178,966	146,149	8,238	7,428,359
Total loans	$5,126,960	$1,030,394	$1,210,869	$149,129	$8,238	$7,525,590

Three Months Ended June 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$36,652	$5,256	$36,252	$1,764	$—	$79,924
Provision charged to operating expense	(4,059)	2,123	4,313	173	—	2,550
Less loans charged-off	(523)	(1,712)	(1,018)	(188)	—	(3,441)
Add back recoveries of loans previously charged-off	211	648	448	—	—	1,307
Ending balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Six Months Ended June 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(20,140)	3,352	22,003	1,335	—	6,550
Less loans charged-off	(2,445)	(3,604)	(1,506)	(188)	—	(7,743)
Add back recoveries of loans previously charged-off	2,570	1,423	723	—	—	4,716
Ending balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340

As of December 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,588	$—	$9,254	$112	$—	$13,954
Loans collectively evaluated for impairment	24,037	7,711	28,838	1,674	—	62,260
Allowance for loan losses	$28,625	$7,711	$38,092	$1,786	$—	$76,214

Loans held for investment:
Individually evaluated for impairment	$68,632	$—	$32,397	$3,662	$—	$104,691
Collectively evaluated for impairment	3,445,451	970,266	765,545	129,196	1,601	5,312,059
Total loans	$3,514,083	$970,266	$797,942	$132,858	$1,601	$5,416,750

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of June 30, 2017 and December 31, 2016, the Company's allowance for loan losses included $701 and $427, respectively, related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(7)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$9,428	$9,257	$10,019	$6,254
OREO acquired through acquisition	1,055	—	1,055	—
Additions	1,395	792	1,763	4,019
Valuation adjustments	(9)	(586)	(56)	(603)
Dispositions	(583)	(1,555)	(1,495)	(1,762)
Ending balance	$11,286	$7,908	$11,286	$7,908

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2,686 and $2,282 as of June 30, 2017 and December 31, 2016, respectively. The Company did not have any consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2017 or December 31, 2016.

(8)	Derivatives and Hedging Activities

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

The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. During the interest rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires and the Company records a loan held for sale. The forward loan sales contracts act as a hedge against the variability in

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

the market value of mortgage loans held for sale. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income.

The notional amounts and estimated fair values of the Company's derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	June 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$320,809	$9,001	$53,593	$1,332
Interest rate lock commitments	64,673	1,301	73,422	1,131
Forward loan sales contracts	82,589	297	126,836	286
Total derivative assets	$468,071	$10,599	$253,851	$2,749

Derivative Liabilities (included in accounts payable and accrued expenses):
Derivatives designated as hedges:
Interest rate swap contracts	$100,000	$470	$100,000	$33

Non-hedging interest rate derivatives:
Interest rate swap contracts	320,809	9,327	53,593	1,281
Total derivative liabilities	$420,809	$9,797	$153,593	$1,314

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company did not record any hedge ineffectiveness.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table illustrates the potential effect of the Company's master netting arrangements, by type of financial instrument, on the Company's consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$9,001	$—	$9,001	$1,547	$—	$7,454
Mortgage related derivatives	1,598	—	1,598	—	—	1,598
Total derivatives	10,599	—	10,599	1,547	—	9,052
Total assets	$10,599	$—	$10,599	$1,547	$—	$9,052

Financial Liabilities
Interest rate swap contracts	$9,797	$—	$9,797	$1,547	$8,250	$—
Total derivatives	9,797	—	9,797	1,547	8,250	—
Repurchase agreements	579,772	—	579,772	—	579,772	—
Total liabilities	$589,569	$—	$589,569	$1,547	$588,022	$—

	December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$1,332	$—	$1,332	$479	$—	$853
Mortgage related derivatives	1,417	—	1,417	—	—	1,417
Total derivatives	2,749	—	2,749	479	—	2,270
Total assets	$2,749	$—	$2,749	$479	$—	$2,270

Financial Liabilities
Interest rate swap contracts	$1,314	$—	$1,314	$479	$—	$835
Total derivatives	1,314	—	1,314	479	—	835
Repurchase agreements	537,556	—	537,556	—	537,556	—
Total liabilities	$538,870	$—	$538,870	$479	$537,556	$835

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that $372 will be reclassified as an increase to interest expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(486)	$(804)	$(437)	$(3,002)
Non-hedging interest rate derivatives:
Amount of gain (loss) recognized in other non-interest income	70	(50)	31	(79)
Amount of net fee expense recognized in other non-interest income	321	245	279	245
Amount of net gains recognized in mortgage banking revenues	290	523	181	1,218

(9)	Capital Stock

The Company had 33,260,710 shares of Class A common stock and 23,184,557 shares of Class B common stock outstanding as of June 30, 2017. The Company had 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock outstanding as of December 31, 2016.

On May 30, 2017, the Company issued 11,252,750 shares of its Class A common stock with an aggregate value of $385,969 as partial consideration for the acquisition of Cascade Bancorp. In addition, during the six months ended June 30, 2017, the Company issued 14,926 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $522 is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

During the six months ended June 30, 2017, the Company did not repurchase any shares of its Class A common stock. During the six months ended June 30, 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in open market transactions at an aggregate purchase price of $25,525. All repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 24,123 shares of its Class A common stock. All other stock repurchases during the six months ended June 30, 2017 and 2016 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,868	$25,554	$44,994	$45,678
Weighted average common shares outstanding for basic earnings per share computation	47,612,971	44,268,985	46,170,500	44,494,102
Dilutive effects of stock-based compensation	461,480	376,190	510,875	385,513
Weighted average common shares outstanding for diluted earnings per common share computation	48,074,451	44,645,175	46,681,375	44,879,615

Basic earnings per common share	$0.46	$0.58	$0.97	$1.03
Diluted earnings per common share	$0.45	$0.57	$0.96	$1.02

Anti-dilutive unvested time restricted stock	96,262	96,726	92,626	96,726

The Company had 182,835 and 221,322 shares of unvested restricted stock as of June 30, 2017 and 2016, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of June 30, 2017 and December 31, 2016, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of June 30, 2017 and December 31, 2016 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total risk-based capital:
Consolidated	$1,086,842	12.56%	$800,182	9.25%	$908,314	10.50%	$865,061	10.00%
FIB	824,454	13.00	586,642	9.25	665,918	10.50	634,208	10.00
BOTC	240,391	10.53	211,145	9.25	239,678	10.50	228,265	10.00
Tier 1 risk-based capital:
Consolidated	1,011,141	11.69	627,169	7.25	735,302	8.50	692,049	8.00
FIB	748,753	11.81	459,801	7.25	539,077	8.50	507,366	8.00
BOTC	240,391	10.53	165,492	7.25	194,025	8.50	182,612	8.00
Common equity tier 1 risk-based capital:
Consolidated	931,675	10.77	497,410	5.75	605,543	7.00	562,290	6.50
FIB	748,753	11.81	364,669	5.75	443,945	7.00	412,235	6.50
BOTC	240,391	10.53	131,252	5.75	159,786	7.00	148,372	6.50
Leverage capital ratio:
Consolidated	1,011,141	10.65	379,616	4.00	379,616	4.00	474,519	5.00
FIB	748,753	8.67	345,442	4.00	345,442	4.00	431,803	5.00
BOTC	240,391	8.12	118,476	4.00	118,476	4.00	148,095	5.00

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974,488	15.13%	$555,665	8.63%	$676,070	10.50%	$643,876	10.00%
FIB	841,967	13.13	553,459	8.63	673,386	10.50	641,320	10.00
Tier 1 risk-based capital:
Consolidated	894,273	13.89	426,890	6.63	547,295	8.50	$515,101	8.00
FIB	765,753	11.94	425,195	6.63	545,122	8.50	513,056	8.00
Common equity tier 1 risk-based capital:
Consolidated	814,273	12.65	330,308	5.13	450,713	7.00	$418,519	6.50
FIB	765,753	11.94	328,997	5.13	448,924	7.00	416,858	6.50
Leverage capital ratio:
Consolidated	894,273	10.11	353,838	4.00	353,838	4.00	$442,297	5.00
FIB	765,753	8.69	352,283	4.00	352,283	4.00	440,353	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1) The ratios for the well capitalized requirement are only applicable to FIB and BOTC. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

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

As of June 30, 2017, the Company had a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 8 — Derivatives and Hedging Activity.

As of June 30, 2017, the Company had commitments under construction contracts of $1,374.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $999 of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2017.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2017, commitments to extend credit to existing and new borrowers approximated $2,250,387, which included $673,280 on unused credit card lines and $874,134 with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2017, the Company had outstanding standby letters of credit of $54,241. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Investment securities available-for sale:
Change in net unrealized gains during period	$8,006	$10,043	$3,298	$3,947	$4,708	$6,096
Reclassification adjustment for net (gains) losses included in net income	(5)	(108)	(2)	(42)	(3)	(66)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	464	452	191	170	273	282
Unrealized (gain) loss on derivatives	(486)	(804)	(201)	(305)	(285)	(499)
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(176)	13	(72)	5	(104)	8
Total other comprehensive income	$7,803	$9,596	$3,214	$3,775	$4,589	$5,821

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Investment securities available-for sale:
Change in net unrealized gains during period	$17,365	$18,671	$6,985	$7,322	$10,380	$11,349
Reclassification adjustment for net gains included in net income	(7)	(87)	(3)	(34)	(4)	(53)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	929	904	374	340	555	564
Unrealized loss on derivatives	(437)	(3,002)	(176)	(1,141)	(261)	(1,861)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(914)	28	(368)	11	(546)	17
Total other comprehensive income	$16,936	$16,514	$6,812	$6,498	$10,124	$10,016

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2017	December 31, 2016
Net unrealized gain (loss) on investment securities available-for-sale	$947	$(10,143)
Net realized gain (loss) on derivatives	(434)	(23)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	1,483	2,038
Net accumulated other comprehensive gain (loss)	$1,996	$(8,128)

(15)	Fair Value Measurements

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2017 and 2016.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,607	$—	$3,607	$—
Obligations of U.S. government agencies	675,318	—	675,318	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,222,937	—	1,222,937	—
Private mortgage-backed securities	108,485	—	108,485	—
Corporate securities	66,884	—	66,884
Other investments	2,963	—	2,963	—
Loans held for sale	30,383	—	30,383	—
Derivative assets:
Interest rate swap contracts	9,001	—	9,001	—
Interest rate lock commitments	1,301	—	1,301	—
Forward loan sale contracts	297	—	297	—
Derivative liabilities:
Interest rate swap contracts	9,797	—	9,797	—
Deferred compensation plan assets	11,598	—	11,598	—
Deferred compensation plan liabilities	11,598	—	11,598	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury notes	$3,612	$—	$3,612	$—
Obligations of U.S. government agencies	391,297	—	391,297	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,213,701	—	1,213,701	—
Private mortgage-backed securities	116	—	116	—
Other investments	2,972	—	2,972	—
Loans held for sale	61,794	—	61,794	—
Derivative assets:
Interest rate swap contracts	1,332	—	1,332	—
Interest rate lock commitments	1,131	—	1,131	—
Forward loan sales contracts	286	—	286	—
Derivative liabilities
Interest rate swap contracts	1,314	—	1,314	—
Deferred compensation plan assets	10,627	—	10,627	—
Deferred compensation plan liabilities	10,627	—	10,627	—

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

		Fair Value Measurements at Reporting Date Using
As of June 30, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$34,975	$—	$—	$34,975
Other real estate owned	1,422	—	—	1,422
Long-lived assets to be disposed of by sale	356	—	—	356

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,344	$—	$—	$39,344
Other real estate owned	2,110	—	—	2,110
Long-lived assets to be disposed of by sale	1,335	—	—	1,335

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2017, certain impaired loans with a carrying value of $61,122 were reduced by specific valuation allowance allocations of $15,614 and partial loan charge-offs of $10,533 resulting in a reported fair value of $34,975. As of December 31, 2016, certain impaired loans with a carrying value of $65,238 were reduced by specific valuation allowance allocations of $13,954 and partial loan charge-offs of $11,941 resulting in a reported fair value of $39,344.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $56 during the six months ended June 30, 2017 included $25 directly related to receipt of updated appraisals and $31 based on management estimates of the current fair value of properties. Write downs of $603 during the six months ended June 30, 2016 included $550 directly related to receipt of updated appraisals and $53 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2017, the Company had a long-lived asset to be disposed of by sale with a carrying value of $565 that was reduced by write-downs of $209, resulting in a fair value of $356. As of December 31, 2016, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $1,028 resulting in an aggregate fair value of $1,335.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$34,975	$39,344	Appraisal	Appraisal adjustment	0%	-	66%	(31%)
Other real estate owned	1,422	2,110	Appraisal	Appraisal adjustment	8%	-	96%	(18%)
Long-lived assets to be disposed of by sale	356	1,335	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2017	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$919,775	$919,775	$919,775	$—	$—
Investment securities available-for-sale	2,080,194	2,080,194	—	2,080,194	—
Investment securities held-to-maturity	529,442	535,145	—	535,145	—
Accrued interest receivable	35,830	35,830	—	35,830	—
Mortgage servicing rights, net	23,715	34,580	—	34,580	—
Loans held for sale	30,383	30,383	—	30,383	—
Net loans held for investment	7,449,889	7,325,012	—	7,290,037	34,975
Derivative assets	10,599	10,599	—	10,599	—
Deferred compensation plan assets	11,598	11,598	—	11,598	—
Total financial assets	$11,091,425	$10,983,116	$919,775	$10,028,366	$34,975

Financial liabilities:
Total deposits, excluding time deposits	$8,817,211	$8,817,211	$8,817,211	$—	$—
Time deposits	1,202,789	1,195,454	—	1,195,454	—
Securities sold under repurchase agreements	579,772	579,772	—	579,772	—
Other borrowed funds	15,019	15,019	—	15,019	—
Accrued interest payable	8,917	8,917	—	8,917	—
Long-term debt	28,017	28,240	—	28,240	—
Subordinated debentures held by subsidiary trusts	82,477	91,519	—	91,519	—
Derivative liabilities	9,797	9,797	—	9,797	—
Deferred compensation plan liabilities	11,598	11,598	—	11,598	—
Total financial liabilities	$10,755,597	$10,757,527	$8,817,211	$1,940,316	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$782,023	$782,023	$782,023	$—	$—
Investment securities available-for-sale	1,611,698	1,611,698	—	1,611,698	—
Investment securities held-to-maturity	512,770	513,273	—	513,273	—
Accrued interest receivable	29,852	29,852	—	29,852	—
Mortgage servicing rights, net	18,457	35,656	—	35,656	—
Loans held for sale	61,794	61,794	—	61,794
Net loans held for investment	5,340,536	5,248,127	—	5,208,783	39,344
Derivative assets	2,749	2,749	—	2,749	—
Deferred compensation plan assets	10,627	10,627	—	10,627	—
Total financial assets	$8,370,506	$8,295,799	$782,023	$7,474,432	$39,344

Financial liabilities:
Total deposits, excluding time deposits	$6,324,512	$6,324,512	$6,324,512	$—	$—
Time deposits	1,051,598	1,044,670	—	1,044,670	—
Securities sold under repurchase agreements	537,556	537,556	—	537,556	—
Other borrowed funds	6	6	—	6	—
Accrued interest payable	5,421	5,421	—	5,421	—
Long-term debt	27,970	27,477	—	27,477	—
Subordinated debentures held by subsidiary trusts	82,477	73,554	—	73,554	—
Derivative liabilities	1,314	1,314	—	1,314	—
Deferred compensation plan liabilities	10,627	10,627	—	10,627	—
Total financial liabilities	$8,041,481	$8,025,137	$6,324,512	$1,700,625	$—

(16)	Recent Authoritative Accounting Guidance

ASU 2014-09 "Revenue from Contracts with Customers." In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" was released in August of 2015 deferring the effective date of ASU 2014-09 for all entities by one year until January 1, 2018.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal vs Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in ASU 2016-08 were issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in ASU 2016-10 were issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above.

While the assessment of the aforementioned provisions of ASU 2014-09 is not complete, the timing of the Company's revenue recognition is not expected to materially change. The Company will continue to evaluate any impact as additional guidance is issued and our internal assessment progresses.

ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." In January 2016, the FASB issued ASU 2016-10, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-1, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-1 will be effective for the Company on January 1, 2018, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 "Leases (Topic 842)." In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach.  The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

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

ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 became effective for the Company on January 1, 2017, and did not impact the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 became effective for the Company on January 1, 2017, and resulted in a $2,154 reduction in income tax expense during the six months ended June 30, 2017, of which $1,703 was due to the the recognition of excess tax benefits related to outstanding stock option awards exercised during the period and $451 was due to the recognition of excess tax benefits related to the vesting of restricted stock.

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

ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As we approach the effective date, we will consult the framework to determine the impact on the Company's consolidated financial statements, results of operations or liquidity.

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

ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 750): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization. ASU No. 2017-07 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-07 are applied retrospectively for the presentation of the service cost and other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost in other assets. ASU 2017-07 allows the use of a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefits plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Adoption of the amendments in ASU 2017-07 will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award's fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements, results of operations and liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On July 20, 2017, the Company declared a quarterly dividend to common shareholders of $0.24 per share, to be paid on August 11, 2017 to shareholders of record as of August 2, 2017.

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

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, Bank of the Cascades ("BOTC") and First Interstate Bank ("FIB"), collectively referred to as the "Banks", unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc (the "Company").

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: a decline in business and economic conditions, in particular adverse conditions affecting Montana, Wyoming, South Dakota, Oregon, Idaho, and Washington, lending risks, changes in interest rates, failure to integrate or profitably operate acquired businesses (including BOTC), inadequate allowance for loan losses, additional regulatory requirements due to our asset size exceeding $10 billion, loss of access to low-cost funding sources, declining oil and gas prices and declining demand for coal, impairment of goodwill, changes in accounting standards, dependence on the Company’s management team, ability to attract and retain qualified employees, increased governmental regulation and changes in regulatory, tax and accounting rules and interpretations, stringent capital requirements, dependence on our information technology and telecommunications systems, cyber-security, liquidity risks, inability to grow organically or through acquisitions, environmental remediation and other costs associated with repossessed properties, ineffective internal operating controls, competition, reliance on external vendors, unfavorable resolution of litigation, failure to effectively implement technology-driven products and services, soundness of other financial institutions, ability to address enhanced regulatory requirements affecting our mortgage business, occurrences of catastrophic events or natural disasters, volatility of Class A and Class B common stock, changes in dividend policy, the uninsured nature of any investment in Class A or Class B common stock, voting control of Class B stockholders, anti-takeover provisions, controlled company status, dilution as a result of future equity issuances, and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in Part II, Item 1A of this Quarterly Report on this Form 10-Q for the quarter ended June 30, 2017.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of June 30, 2017, we had consolidated assets of $12,236 million, deposits of $10,020 million, loans of $7,556 million and total stockholders’ equity of $1,405 million. We currently operate 126 banking offices, including detached drive-up facilities, in communities across Montana, Wyoming, South Dakota, Oregon, Idaho, and Washington. Through our bank subsidiaries, FIB and BOTC, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we have become a regional community bank with over $12 billion in total assets and a geographic footprint that spans Montana, Wyoming, South Dakota, Oregon, Idaho, and Washington.

On June 30, 2017, we sold the custodial rights to our Health Savings Account (HSA) portfolio to HealthEquity, Inc. for $6.5 million. $3.1 million was attributable to BOTC and considered a fair market value purchase accounting adjustment. The remainder is recognized as a one-time gain of $3.4 million on the sale of the custodial rights to all the Company's HSA accounts held by First Interstate Bank.

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

Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 risk-based capital ratio, total risk-based capital ratio, tangible common equity to tangible assets, and tier 1 common capital to total risk-weighted assets.

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

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of the most recent evaluation, the estimated fair value of net assets was greater than the carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$6,128,867	$74,502	4.88%	$5,324,812	$63,248	4.78%
Investment securities (2)	2,285,759	11,086	1.95	2,095,347	9,335	1.79
Interest bearing deposits in banks	547,769	1,333	0.98	359,807	482	0.54
Federal funds sold	1,232	3	0.98	1,888	3	0.64
Total interest earnings assets	8,963,627	86,924	3.89	7,781,854	73,068	3.78
Non-earning assets	1,012,197			756,723
Total assets	$9,975,824			$8,538,577
Interest bearing liabilities:
Demand deposits	$2,434,668	$1,318	0.22%	$2,133,509	$514	0.10%
Savings deposits	2,463,514	1,872	0.30	1,983,262	652	0.13
Time deposits	1,061,495	1,821	0.69	1,097,448	1,942	0.71
Repurchase agreements	565,696	272	0.19	470,264	92	0.08
Other borrowed funds	31	—	—	12	—	—
Long-term debt	28,148	481	6.85	27,896	451	6.50
Subordinated debentures held by subsidiary trusts	82,477	782	3.80	82,477	675	3.29
Total interest bearing liabilities	6,636,029	6,546	0.40	5,794,868	4,326	0.30
Non-interest bearing deposits	2,131,080			1,738,008
Other non-interest bearing liabilities	67,288			56,864
Stockholders’ equity	1,141,427			948,837
Total liabilities and stockholders’ equity	$9,975,824			$8,538,577
Net FTE interest income		80,378			68,742
Less FTE adjustments (2)		(1,055)			(1,109)
Net interest income from consolidated statements of income		$79,323			$67,633
Interest rate spread			3.49%			3.48%
Net FTE interest margin (3)			3.60%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.30%			0.23%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$5,776,514	$138,831	4.85%	$5,273,859	$126,618	4.83%
Investment securities (2)	2,197,319	21,057	1.93	2,101,662	18,760	1.80
Interest bearing deposits in banks	572,203	2,545	0.90	433,323	1,127	0.52
Federal funds sold	957	5	1.05	1,590	5	0.63
Total interest earnings assets	8,546,993	162,438	3.83	7,810,434	146,510	3.77
Non-earning assets	910,761			755,849
Total assets	$9,457,754			$8,566,283
Interest bearing liabilities:
Demand deposits	$2,333,551	$2,316	0.20%	$2,140,520	$1,072	0.10%
Savings deposits	2,316,191	3,170	0.28	1,984,247	1,302	0.13
Time deposits	1,043,772	3,643	0.70	1,107,748	3,962	0.72
Repurchase agreements	562,686	520	0.19	473,736	182	0.08
Other borrowed funds	19	—	—	10	—	—
Long-term debt	28,055	934	6.71	28,513	900	6.35
Subordinated debentures held by subsidiary trusts	82,477	1,527	3.73	82,477	1,338	3.26
Total interest bearing liabilities	6,366,751	12,110	0.38	5,817,251	8,756	0.30
Non-interest bearing deposits	1,967,644			1,746,762
Other non-interest bearing liabilities	57,703			57,004
Stockholders’ equity	1,065,656			945,266
Total liabilities and stockholders’ equity	$9,457,754			$8,566,283
Net FTE interest income		150,328			137,754
Less FTE adjustments (2)		(2,112)			(2,171)
Net interest income from consolidated statements of income		$148,216			$135,583
Interest rate spread			3.45%			3.47%
Net FTE interest margin (3)			3.55%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.29%			0.23%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $11.6 million, or 16.9%, to $80.4 million during the three months ended June 30, 2017, as compared to $68.7 million for the same period in 2016, and $12.6 million, or 9.1%, to $150.3 million during the six months ended June 30, 2017, as compared to $137.8 million for the same period in 2016. These increases were primarily attributable to higher outstanding loan balances as a result of the BOTC acquisition, along with organic loan growth. Additionally, FTE interest income was positively impacted by higher yields on loans, investment securities and interest bearing deposits in banks, which were partially offset by a higher cost of funds, primarily influenced by the increases in the Federal Fund rate.

Also positively impacting our net FTE interest income during the three and six months ended June 30, 2017, as compared to the same periods in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $1.7 million during the three months ended June 30, 2017, of which $330 thousand was the result of early loan payoffs, and $2.9 million during the six months ended June 30, 2017, of which $747 thousand was the result of early loan payoffs. This compares to $1.7 million during the three months ended June 30, 2016, of which $779 thousand was the result of early loan payoffs, and $3.3 million during the six months ended June 30, 2016, of which $1.3 million was the result of early loan payoffs.

Recoveries of charged-off interest also impacted net FTE interest income. Charged-off interest recoveries were $2.1 million and $2.5 million during the three and six months ended June 30, 2017, as compared to $133 thousand and $397 thousand during the same respective periods in 2016.

Our net interest margin ratio increased 5 basis points to 3.60% for the three months ended June 30, 2017, as compared to 3.55% for the same period in 2016, and was unchanged from 3.55% for the six months ended June 30, 2017, as compared to the same period in 2016. Increases in net FTE interest margin ratio during the three months ended June 30, 2017, as compared to the same period in 2016, were primarily due to increases in average outstanding loans, higher yields on interest earning assets, offset by a 7 basis point increase in funding costs. The net FTE interest margin ratio of 3.55% remained stable during the six months ended June 30, 2017, as compared to the same period in 2016, as higher yields on increased levels of interest earning assets were offset by a higher cost of funds on increased levels of interest bearing liabilities.

Exclusive of the impact of interest accretion on acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.43% during the three months ended June 30, 2017, as compared to 3.46% for the same period in 2016, and 3.42% during the six months ended June 30, 2017, as compared to 3.45% during the same period in 2016.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$9,551	$1,703	$11,254	$12,068	$145	$12,213
Investment securities (1)	848	903	1,751	854	1,443	2,297
Interest bearing deposits in banks	252	599	851	361	1,057	1,418
Federal funds sold	(1)	1	—	(2)	2	—
Total change	10,650	3,206	13,856	13,281	2,647	15,928
Interest bearing liabilities:
Demand deposits	73	731	804	97	1,147	1,244
Savings deposits	158	1,062	1,220	319	1,549	1,868
Time deposits	(64)	(57)	(121)	(229)	(90)	(319)
Repurchase agreements	19	160	179	34	304	338
Other borrowed funds	—	—	—	—	—	—
Long-term debt	4	26	30	(14)	48	34
Subordinated debentures held by subsidiary trusts	—	108	108	—	189	189
Total change	190	2,030	2,220	207	3,147	3,354
Increase in FTE net interest income	$10,460	$1,176	$11,636	$13,074	$(500)	$12,574

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon composition of our loan portfolio, evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $2.4 million during the three months ended June 30, 2017, as compared to $2.6 million during same period in 2016.

During the six months ended June 30, 2017, we recorded a provision for loan losses of $4.1 million, as compared to $6.6 million during the same period in 2016. The year-over-year decrease in provision for loan loss is reflective of a decline in specific reserves along with improving allocation rates for current economic conditions, policies and procedures.

For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For more information on our allowance for loan losses, see "Allowance for Loan Losses" included herein.

Non-interest Income. Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Total non-interest income increased $171 thousand to $37.2 million for the three months ended June 30, 2017, as compared to $37.0 million for the same period in 2016, and $1.2 million, or 1.9%, to $66.3 million for the six months ended June 30, 2017, as compared to $65.1 million during the same period in 2016.

Non-interest income for the three months ended June 30, 2017, includes a one-time gain of $3.4 million recognized on the sale of the custodial rights to all of the Company's health savings accounts held by FIB. In total, the Company sold the custodial rights to HealthEquity for $6.5 million, of which $3.1 million was attributable to BOTC and reduced the core deposit intangible recorded in the acquisition.

Exclusive of the $3.4 million non-recurring gain recognized in the three months ended June 30, 2017 as well as the $3.8 million non-recurring litigation recovery recognized in the three months ended June 30, 2016, total non-interest income increased $0.6 million and $1.6 million during the three months and six months ended June 30, 2017 when compared to the same periods in 2016. Significant components of this increase are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $1.6 million, or 18.2%, to $10.2 million during the three months ended June 30, 2017, as compared to $8.6 million during the same period in 2016. $1.1 million, or 60%, of this growth was directly attributable to BOTC. Exclusive of the impact from BOTC, payment services revenues increased by $0.5 million attributable to increased debit card and credit card volume. For the six months ended June 30, 2017, payment services revenue increased $2.0 million when compared to the same period in 2016.

Mortgage banking revenues decreased $1.8 million, or 18.8%, to $7.6 million and $1.4 million, or 8.8% to $14.2 million during the three and six months ended June 30, 2017, as compared to $9.4 million and $15.6 million during the same periods in 2016 as refinance volume decreased across our markets. During the second quarter of 2017, our overall loan production for originated home purchases was approximately 79% of production and 70% for the three and six months ended June 30, 2017 compared to 67% and 64% for the same periods in 2016.

Non-interest Expense. Non-interest expense increased $17.5 million, or 27.8%, to $80.4 million during the three months ended June 30, 2017 as compared to the same period in 2016. Included in non-interest expenses are $10.1 million of expenses related to the acquisition, including legal fees, consulting fees, investment banking fees, and retention and severance compensation costs. For the six months ended June 30, 2017, non-interest expense increased $19.5 million, or 15.7%, to $144.1 million when compared to the same period in 2016. Included in non-interest expenses are $10.8 million of expenses related to the acquisition.

Salaries and wages expense increased $1.3 million, or 5.0%, to $28.0 million during the three months ended June 30, 2017, as compared to $26.7 million during the same period in 2016, primarily due to the acquisition of BOTC. Salaries and wages expense increased $2.4 million, or 4.7%, to $53.8 million during the six months ended June 30, 2017, as compared to $51.4 million during the same period in 2016, due to the impact of Cascade and Flathead acquisitions, which were offset by staffing efficiencies.

Core deposit intangible amortization expense increased $235 thousand, or 28.4%, to $1.1 million during the three months ended June 30, 2017 as compared to $827 thousand in the same period of 2016 entirely attributable to the BOTC acquisition. For the six months ended June 30, 2017 core deposit amortization expense increased $38 thousand as compared to the same period of 2016 as decreasing amortization on previous acquisition related core deposit intangibles were partially offset by the increase from acquisition of BOTC.

Other expenses increased $1.5 million, or 12.3%, to $14.1 million during the three months ended June 30, 2017, as compared to $12.6 million during the same period in 2016, primarily due to normal fluctuations in operating expenses and the acquisition of BOTC. For the six months ended June 30, 2017, other expenses increased $2.2 million, or 8.9%, to $26.4 million as compared to the same period in 2016 due to the acquisition, which were partially offset by efficiencies from the continued scalability initiatives of the Company.

The remaining increase in non-interest expenses is largely due the impact of both the Cascade and Flathead Bank acquisitions.

Acquisition expenses of $10.1 million and $10.8 million recorded during the three and six months ended June 30, 2017, included travel, legal, and professional fees related to the acquisition of BOTC. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Income Tax Expense. With the addition of Cascade, we will have a slightly higher state tax rate and a higher ratio of taxable to tax-exempt income.  As a result, our effective tax rate rose to 35.2% for the three months ended June 30, 2017 compared to 34.8% for the three months ended June 30, 2016. As a result of the January 1, 2017 adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," our income tax expense for the six months ended June 30, 2017 includes a tax benefit of $2.0 million related to the exercise of outstanding stock option awards and the vesting of restricted shares.  Exclusive of the effect of this tax benefit, our effective tax rate for the six months ended June 30, 2017 was 35.2% compared to 34.3% in the same period 2016.

Financial Condition

Total Assets. Total assets increased $3.2 billion, or 35.0% to $12.2 billion as of June 30, 2017, from $9.1 billion as of December 31, 2016, primarily as a result of the acquisition of Cascade. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans. Total loans increased $2.1 billion, or 37.9%, to $7.6 billion as of June 30, 2017, as compared to $5.5 billion as of December 31, 2016 primarily as a result of the recent acquisition of BOTC. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total loans grew organically $17.4 million or 0.3% from December 31, 2016.

Loans Held for Investment. Loans held for investment accounted for the majority of the increase in total loans in large part due to the acquisition of BOTC. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total loans grew organically $48.8 million or 0.9% from December 31, 2016. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $1.6 billion, or 45.9%, to $5.1 billion as of June 30, 2017. Included in this portfolio, commercial real estate loans increased $982 million, or 53.5%, to $2.8 billion as of June 30, 2017. Exclusive of the acquisition, total commercial real estate loans increased organically $24.0 million, or 1.3% from December 31, 2016. Construction loans increased $199.2 million, or 41.3%, to $681.2 million as of June 30, 2017, from $482.0 million as of December 31, 2016. Exclusive of acquired BOTC loans, construction loans decreased $38.1 million, or 8.5%, from December 31, 2016.
Indirect consumer loans increased $26.6 million, or 3.5%, to $779.0 million as of June 30 2017, from $752.4 million as of December 31, 2016, with all of the increase attributable to organic growth. The BOTC acquisition will provide the Company with the opportunity to expand this portfolio to clients in Washington, Oregon and Idaho.
Commercial loans increased $412.9 million, or 51.7%, to $1.2 billion as of June 30, 2017. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total commercial loans increased organically $53.7 million, or 6.7% from December 31, 2016.
Loans Held for Sale. Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $31.4 million, or 50.8%, to $30.4 million as of June 30, 2017, from $61.8 million as of December 31, 2016. The lower balance, relative to last year, is attributable to a softening in the refinance market, given where we are in the interest rate cycle.

Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Non-performing loans:
Non-accrual loans	$76,687	$74,580	$72,793	$71,469	$74,311
Accruing loans past due 90 days or more	9,362	4,527	3,789	8,131	4,454

Total non-performing loans	86,049	79,107	76,582	79,600	78,765
OREO	11,286	9,428	10,019	9,447	7,908

Total non-performing assets	$97,335	$88,535	$86,601	$89,047	$86,673

Troubled debt restructurings not included above	$14,956	$16,379	$22,343	$17,163	$16,408

Non-performing loans to total loans	1.14%	1.47%	1.40%	1.44%	1.46%
Non-performing assets to total loans and OREO	1.29%	1.64%	1.58%	1.61%	1.60%
Non-performing assets to total assets	0.80%	0.98%	0.96%	0.99%	1.01%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in thousands)	June 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Real estate:
Commercial	$31,575	36.7%	$26,514	34.6%
Construction:		.
Land acquisition and development	4,715	5.6%	5,304	6.9%
Commercial	4,318	5.0%	762	1.0%
Residential	210	0.2%	456	0.6%
Total construction	9,243	10.7%	6,522	8.5%
Residential	7,788	9.1%	7,137	9.3%
Agricultural	4,245	4.9%	4,327	5.7%
Total real estate	52,851	61.4%	44,500	58.1%
Consumer	2,552	3.0%	2,894	3.8%
Commercial	27,446	31.9%	26,166	34.2%
Agricultural	3,200	3.7%	3,022	3.9%
Total non-performing loans	$86,049	100.0%	$76,582	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $1.8 million and $1.7 million would have been accrued for the six months ended June 30, 2017 and 2016, respectively. Non-accrual loans increased approximately $3.9 million, to $76.7 million as of June 30, 2017, from $72.8 million as of December 31, 2016 primarily due to the loans of four commercial real estate borrowers and one commercial borrower that were placed on non-accrual status during the period. This increase was partially offset by repayment of the loans of one agricultural borrower. Accruing loans past due 90 days or more increased $5.6 million, or over 100%, of which $3.2 million was due to the BOTC acquisition. The decline in the percentage of non-performing ratios was a result of higher loan balances from BOTC acquired loans and increase in total assets from the BOTC acquisition. Other real estate owned increased $1.3 million primarily as a result of a commercial property acquired from BOTC.

Allowance for Loan Losses. The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with generally accepted accounting principles. The methodology used to assess the adequacy is consistently applied to the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies - Allowance for Loan Losses."

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of June 30, 2017, management determined that an allowance for loan losses related to acquired loans of $701 thousand was required under generally accepted accounting principles.
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
The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Balance at beginning of period	$76,231	$76,214	$81,235	$80,340	$79,924
Provision charged to operating expense	2,355	1,730	1,078	2,363	2,550
Charge offs:
Real estate
Commercial	527	18	2,382	173	257
Construction	(7)	259	—	72	26
Residential	444	167		135	240
Agricultural	21	—	8	—	—
Consumer	2,412	2,596	2,846	2,157	1,712
Commercial	1,044	793	3,754	578	1,018
Agricultural	49	22	(5)	—	188
Total charge-offs	4,490	3,855	8,985	3,115	3,441
Recoveries:
Real estate
Commercial	290	371	38	83	45
Construction	25	96	313	31	51
Residential	—	53	113	103	93
Agricultural	(6)	4	4	4	21
Consumer	1,109	1,205	615	742	649
Commercial	158	391	1,802	680	448
Agricultural	29	22	1	4	—
Total recoveries	1,605	2,142	2,886	1,647	1,307
Net charge-offs	2,885	1,713	6,099	1,468	2,134
Balance at end of period	$75,701	$76,231	$76,214	$81,235	$80,340

Period end loans	$7,555,973	$5,399,779	$5,478,544	$5,530,915	$5,413,242
Average loans	6,128,867	5,420,245	5,493,911	5,469,294	5,324,812
Net loans charged-off to average loans, annualized	0.19%	0.13%	0.45%	0.11%	0.16%
Allowance to period end loans	1.00%	1.41%	1.39%	1.47%	1.48%

Our allowance for loan losses was $75.7 million, or 1.00% of period end loans, as of June 30, 2017, as compared to $76.2 million, or 1.39% of period end loans, as of December 31, 2016. The decline in the percentage of allowance for loan losses to period end loans was a result of higher loan balances from BOTC acquired loans, which were recorded at fair value in accordance with purchase accounting, and no corresponding allowance for loan losses. Although we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $485 million, or 22.8%, to $2,609 million, or 21.3% of total assets, as of June 30, 2017, from $2,124 million, or 23.4% of total assets, as of December 31, 2016. The increase is attributable to the acquisition of BOTC. As of June 30, 2017, the estimated duration of our investment portfolio was 2.6 years, as compared to 3.0 years as of December 31, 2016.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2017, we had investment securities with fair values aggregating $51 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $1.7 million as of June 30, 2017 were attributable to changes in interest rates. No impairment losses were recorded during the three and six months ended June 30, 2017 or 2016.

Cash and Cash Equivalents. Cash and cash equivalents increased $138 million, or 17.6%, to $920 million as of June 30, 2017, from $782 million as of December 31, 2016. During the first six months of 2017, cash and cash equivalents increased as a result of the acquisition of Cascade, which were partially offset by loan growth funded through available funds.

Goodwill and Other Intangible Assets. Goodwill increased $231.5 million, from $212.8 million as of December 31, 2016, to $444.3 million as of June 30, 2017. The increase is attributable to provisional goodwill recorded in conjunction with the acquisition of Cascade.

Other Assets. Other assets increased $66.9 million, or 81.8%, to $148.6 million as of June 30, 2017, from $82 million as of December 31, 2016. The increase was primarily due to the acquisition of BOTC. For additional information regarding the acquisition, see "Recent Developments" included herein.

Deferred Tax Asset / Liability. Our net deferred tax asset increased to $9.4 million as of June 30, 2017, from a net deferred tax liability of $7 million as of December 31, 2016, primarily as a result of increases in net deferred tax assets resulting from the acquisition of Cascade, and decreases in unrealized losses on available-for-sale investment securities.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $2,644 million, or 35.8%, to $10,020 million as of June 30, 2017, from $7,376 million as of December 31, 2016, as a result of deposits acquired in the acquisition of Cascade. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	June 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Non-interest bearing demand	$2,897,813	28.9%	$1,906,257	25.8%
Interest bearing:
Demand	2,853,362	28.5	2,276,494	30.9
Savings	3,066,036	30.6	2,141,761	29.0
Time, $100 and over	469,556	4.7	461,368	6.3
Time, other (1)	733,233	7.3	590,230	8.0
Total interest bearing	7,122,187	71.1	5,469,853	74.2
Total deposits	$10,020,000	100.0%	$7,376,110	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $76.1 million as of June 30, 2017 and $32 million as of December 31, 2016.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $422.8 million, or 43.0%, to $1,405 million as of June 30, 2017, from $983 million as of December 31, 2016, due to the retention of earnings, increases in unrealized holding gains, net of taxes, on available-for-sale investment securities, proceeds from stock option exercises, and the issuance of additional shares of Class A Class A common stock with an aggregate value of $385,969 as partial consideration for the acquisition of Cascade.

On July 20, 2017, the Company's board of directors declared a quarterly dividend of $0.24 per common share, payable on August 11, 2017, to owners of record as of August 2, 2017. The dividend equates to a 2.56% annual yield based on the $37.54 average closing price of the Company's common stock during the second quarter of 2017.
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord ("Basel III"). Under Basel III, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on Janua ry 1, 2018. The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented on January 1, 2019. As of June 30, 2017 and December 31, 2016, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

As a holding company, we are a corporation separate and apart from our subsidiary Banks and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Banks to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2017, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is r ecorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, such control.

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

Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations and prospects could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects. You should consider carefully the following important factors in evaluating us, our business and an investment in our securities.

Risks Relating to the Market and Our Business

A decline in economic conditions could reduce demand for our products and services, which could have an adverse effect on our results of operations.

Our customers are located predominantly in Montana, Wyoming, South Dakota, Oregon, Idaho, and Washington. Our profitability largely depends on the general economic conditions in these areas.
Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets, and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value;

•	future borrowing power of our customers may be reduced;

•	the value of our securities portfolio may decline; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Additionally, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.

Deflationary pressures, while possibly lowering our operating costs, could also have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.

We are subject to lending risks.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments.

While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. As of June 30, 2017, we had $4.0 billion of commercial loans, including $2.8 billion of commercial real estate loans, representing approximately 53% of our total loan portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition, and results of operations.

In addition, at June 30, 2017, we had $2.3 billion of agricultural, construction, residential and other real estate loans, representing approximately 31% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Changes in interest rates could negatively impact our net interest income, weaken demand for our products and services, or harm our results of operations and cash flows.

Our earnings and cash flows are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. An increase in interest rates may reduce customers' desire to borrow money from us as it increases their borrowing costs and may adversely affect the ability of borrowers to pay the principal or interest on loans, which may lead to an increase in non-performing assets and a reduction of income recognized. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition and results of operations.

Our acquisitions, including our recent acquisition of Cascade Bancorp, and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past, and may in the future, seek to grow our business by acquiring other businesses. On May 30, 2017, we completed our acquisition of Cascade Bancorp, and will begin the systems conversion and integration of Bank of the Cascades branches after the close of business of August 11, 2017. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
Acquisitions may also result in business disruptions that could cause customers to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired branches may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by the existing banking business or manage growth resulting from the acquisition effectively.

If we experience loan losses in excess of estimated amounts, our earnings could be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, delinquency trends, economic conditions, and regular reviews of loan portfolio quality. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if banking authorities or regulations require us to increase the allowance for loan losses, our net income may be adversely affected. As a result, an increase in loan losses could have a material adverse effect on our earnings, financial condition, results of operations and prospects.

Additional regulatory requirements imposed upon us as a result of our assets exceeding $10 billion could have an adverse effect on our financial condition or results of operations.

The Dodd-Frank Act and its implementing regulations impose additional requirements on banks and bank holding companies with $10 billion or more in total consolidated assets, including compliance with specific sections of the Federal Reserve’s prudential oversight requirements and annual stress testing requirements. As of June 30, 2017, we had over $12.2 billion in total consolidated assets, thus are subject to the heightened regulatory requirements as outlined in the Dodd-Frank Act. Many provisions of the Dodd-Frank Act could have a direct effect on our performance and adversely affect our financial condition. Examples of these provisions include, but are not limited to:

•
Creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad rule-making authority to implement new consumer protection rules and regulations, including the authority to prohibit “unfair, deceptive or abusive acts and practices.” The CFPB has examination and enforcement authority over all banks and bank holding companies with more than $10 billion in total consolidated assets, and accordingly, assumes examination and enforcement authority over us.

•
The Durbin Amendment. Passed as part of the Dodd-Frank Act, the Durbin Amendment limits the interchange fees for electronic debt transactions by a payment card issuer. As a result, we can expect our future interchange revenue to decline.

•
Changes to deposit insurance assessments. The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. Due to our asset size, we will no longer be entitled to benefit from the offset. Any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition, and results of operations.

•
Establishment of a Risk Committee. We are required to establish and maintain a risk committee responsible for oversight of enterprise-wide risk management practices, which must be commensurate with our structure, risk profile, complexity, activities and size.

•
Annual stress tests. We will be required to conduct annual stress tests to determine whether our capital planning assessment of our capital adequacy and our risk management practices adequately protect us and our affiliates in the event of an economic downturn. The results of the annual stress tests are reported to the Federal Reserve Board, and must be considered as part of the Company’s capital planning and risk management practices. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price, ability to retain our customers, or compete for new business opportunities.

•	Mortgage Origination Requirements. Regulation of lending and the requirements for Qualified Mortgages, Qualified Residential Mortgages, and the assessment of “ability-to-repay” requirements.

It is difficult to predict the overall cost of complying with the Dodd-Frank Act and the additional regulations that we are subject to as a result of our increased asset size. Compliance with the Dodd-Frank Act requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, engage external consultants or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may not continue to have access to low-cost funding sources.

We depend on checking and savings, negotiable order of withdrawal (NOW), and money market deposit account balances and other forms of customer deposits as our primary source of funding. Such account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. Additionally, the availability of internet banking products has increased the mobility of customer deposits. If customers move money out of bank deposits and into other investments or internet banking products, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.

We may be adversely affected by declining oil and gas prices, and declining demand for coal.

Oil and gas drilling and production in Wyoming and in the Bakken Formation in Montana and North Dakota have been important contributors to our region's economic growth over the years. As of June 30, 2017, our direct exposure to the oil and gas industry was approximately $65 million in outstanding loans, including approximately $14.7 million advanced to oil and gas service companies. As of June 30, 2017, we also had commitments to lend an additional $18.1 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our customers. We carefully monitor the impact of volatility in oil and gas prices on our loan portfolio. As of June 30, 2017, 77.5% of our outstanding oil and gas loans were criticized.

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

Our goodwill may become impaired, which may adversely impact our results of operations and financial condition.

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2017, we had goodwill of $444 million, or 31% of our total stockholders' equity.

We are a legal entity separate and distinct from our subsidiary Banks. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our Banks for a substantial part of our revenue. Accordingly, our ability to pay dividends, cover operating expenses and acquire other institutions depends primarily upon the receipt of dividends or other capital distributions from the Banks. The ability of our Banks to pay dividends to us is subject to, among other things, their earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Banks, which limit the amount that may be paid as dividends without prior approval.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board ("FASB"), and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. The FASB proposed amendments to its guidance on the credit impairment of financial instruments. The proposed amendments, which will be effective for our first fiscal year after December 15, 2019, would introduce a new impairment model based on current expected credit losses, or CECL rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments.

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

As a result of low unemployment rates in our historical footprint and the Northwest region, there is substantial competition for qualified personnel in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates may lead to significant increases in salaries, wages and employee benefits expenses as we compete for qualified and skilled employees, which could negatively impact our results of operations and prospects.

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

We are subject to more stringent capital requirements.

In July 2013, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6.0% (an increase from 4.0%);(3) a total capital ratio of 8.0% (unchanged from prior rules). The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The final rule also established a “capital conservation buffer” of 2.5%, that, when fully phased in, will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. These minimum ratios plus the capital conservation buffer, once fully phased in, will exceed the prompt corrective action "well-capitalized" thresholds. (According to the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 8.0% or greater; a Tier 1 leverage ratio of 5.0% or greater; a common equity Tier 1 capital ratio of 6.5% or greater; and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure).

Phase in of the new capital conservation buffer requirement began in January 2016 and will increase each year until fully implemented by January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity and require us to raise additional capital. If we are unable to comply with such requirements, we may be subject to regulatory action including, but not limited to, constraints on our payment of dividends or repurchase of shares.
A failure in our information technology and telecommunications systems or those of our third-party servicers could disrupt business, damage our reputation, and lead to losses.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above, could negatively impact our financial condition, results of operations, cash flows, and prospects.

We are exposed to risks related to cyber-security.

Our computer systems and network infrastructure could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses, malware, cyber-attacks, and other means.

In addition, we provide our customers with the ability to bank remotely, including online, through their mobile device and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities.

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

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or to those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to liquidity risks.

Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities and hold overnight funds that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities and borrowings through the Federal Reserve's discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.

Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, difficult or illiquid credit markets or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material adverse effect on our regulatory standing, business, financial condition, and results of operations.

Inability to grow organically or through acquisitions.

Historically, the Company has expanded through a combination of organic growth and acquisitions. If market and regulatory conditions were to become challenging, the Company may be unable to grow organically or successfully complete or integrate potential future acquisitions. The Company has historically used its strong stock currency to complete acquisitions. Downturns in the stock market and the Company’s stock could have an impact on future acquisitions. Furthermore, there can be no assurance that the Company can successfully complete such transactions, since they are subject to regulatory review and approval.
Costs associated with repossessed properties, including environmental remediation, may adversely impact our results of operations, cash flows and financial condition.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties serving as collateral for certain loans. There are significant costs associated with our ownership of these properties including, but not limited to, personnel costs, taxes and insurance, completion and repair costs, and valuation adjustments. Additionally, we may experience unfavorable pricing in connection with our disposition of foreclosed properties. These costs, along with unfavorable pricing upon disposition, may adversely affect our cash flows, financial condition and results of operations.

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

We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time to time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. Any future deficiencies, weaknesses or losses related to internal operating control systems could have an adverse effect on our business, financial condition, results of operations, and prospects.

We face significant competition from other financial institutions and financial services providers.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources, higher lending limits, and larger branch networks. Such competitors primarily include national and regional banks within the various markets we serve, particularly in the Northwest region. We also face competition from many other types of financial institutions, including, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology firms and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, some competitors may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon customer relationships based on quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet evolving customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.

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

Additionally, some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business, financial condition, and results of operations.

We may not effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology enables financial institutions to better serve customers and to perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy customers' demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition, results of operations and prospects.

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

We may be adversely affected by our ability to address enhanced regulatory requirements affecting our mortgage business.

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

Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. Should we underwrite a mortgage loan that does not meet the CFPB's ability-to-repay standard, we may be subject to enforcement actions or fines and penalties, which could negatively affect our business and financial condition. Additionally, the CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans, or could make it more expensive/and or time consuming to make these loans, which could limit our mortgage business's growth or profitability.

Our business is subject to the risks of earthquakes, tsunamis, floods, fires, and other natural catastrophic events.

A major catastrophe, such as an earthquake, tsunami, flood, fire, or other natural disaster could result in a prolonged interruption of our business. We have 46 branch locations in the Northwest, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations, and prospects.

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

Members of the Scott family control a majority of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law or pursuant to our articles of incorporation), any merger or consolidation requiring common stockholder approval and the sale of all or substantially all of our assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the company.

In addition, because these holders have the ability to elect all of our directors they are able to control our policies and operations, including the appointment of management, the payments of dividends on our common stock, and entering into extraordinary transactions, and their interests may not in all cases be aligned with the interests of all stockholders. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control limits stockholders' ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.

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

Due to the combined voting power of the members of the Scott family, we qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a "controlled company" we are exempt from certain NASDAQ corporate governance requirements,including the requirements that:

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

As a result, our future compensation and governance and nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2017.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
April 2017	781	$39.15	—	24,123
May 2017	52	36.05	—	24,123
June 2017	—	—	—	24,123
Total	833	$37.60	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
As previously announced, the Company’s shareholders approved at the annual meeting of shareholders of the Company held on May 24, 2017, amended and restated articles of incorporation and bylaws of the Company, conformed copies of which are filed as exhibits with this quarterly report on Form 10-Q.  A description of the approved amendments to these documents is included in the Company’s joint proxy statement/prospectus (Registration No. 333-215749) filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) in connection with its annual meeting of shareholders.

Item 6.    Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation dated May 30, 2017.

3.2*	Third Amended and Restated Bylaws dated May 24, 2017.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 9, 2017	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	August 9, 2017	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation dated May 30, 2017.

3.2*	Third Amended and Restated Bylaws dated May 24, 2017.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.