Form 10-Q
period 2017-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2017-11-08
CIK 860413

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
For the quarterly period ended September 30, 2017
OR
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
Registrant’s telephone number, including area code: (406)255-5390
_________________________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2017 – Class A common stock	33,383,364
September 30, 2017 – Class B common stock	23,072,524

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$201,124	$146,779
Interest bearing deposits in banks	681,564	635,149
Federal funds sold	146	95
Total cash and cash equivalents	882,834	782,023
Investment securities:
Available-for-sale	2,111,697	1,611,698
Held-to-maturity (estimated fair values of $510,405 and $513,273 at September 30, 2017 and December 31, 2016, respectively)	505,985	512,770
Total investment securities	2,617,682	2,124,468
Loans held for investment	7,502,387	5,416,750
Mortgage loans held for sale	49,729	61,794
Total loans	7,552,116	5,478,544
Less allowance for loan losses	74,572	76,214
Net loans	7,477,544	5,402,330
Goodwill	445,028	212,820
Company-owned life insurance	258,929	198,116
Premises and equipment, net of accumulated depreciation	242,940	194,457
Accrued interest receivable	40,621	29,852
Mortgage servicing rights, net of accumulated amortization and impairment reserve	24,372	18,457
Core deposit intangibles, net of accumulated amortization	50,971	9,648
Other real estate owned (“OREO”)	10,344	10,019
Deferred tax asset, net	5,343	—
Other assets	149,865	81,705
Total assets	$12,206,473	$9,063,895
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$2,965,332	$1,906,257
Interest bearing	6,968,136	5,469,853
Total deposits	9,933,468	7,376,110
Securities sold under repurchase agreements	635,288	537,556
Accounts payable and accrued expenses	92,135	44,923
Accrued interest payable	5,648	5,421
Deferred tax liability	—	6,839
Long-term debt	8,039	27,970
Other borrowed funds	30,008	6
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	10,787,063	8,081,302
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2017 or December 31, 2016	—	—
Common stock	686,508	296,071
Retained earnings	731,879	694,650
Accumulated other comprehensive income (loss), net	1,023	(8,128)
Total stockholders’ equity	1,419,410	982,593
Total liabilities and stockholders’ equity	$12,206,473	$9,063,895
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$94,019	$65,626	$231,643	$191,076
Interest and dividends on investment securities:
Taxable	11,634	7,878	30,139	23,898
Exempt from federal taxes	795	820	2,442	2,557
Interest on deposits in banks	2,314	607	4,859	1,734
Interest on federal funds sold	3	4	8	9
Total interest income	108,765	74,935	269,091	219,274
Interest expense:
Interest on deposits	6,197	3,099	15,326	9,435
Interest on securities sold under repurchase agreements	350	100	870	282
Interest on other debt	608	457	1,542	1,357
Interest on subordinated debentures held by subsidiary trusts	819	698	2,346	2,036
Total interest expense	7,974	4,354	20,084	13,110
Net interest income	100,791	70,581	249,007	206,164
Provision for loan losses	3,443	2,363	7,528	8,913
Net interest income after provision for loan losses	97,348	68,218	241,479	197,251
Non-interest income:
Payment services revenues	12,366	9,019	31,036	25,658
Mortgage banking revenues	8,251	11,303	22,442	28,311
Wealth management revenues	5,544	4,995	15,641	14,736
Service charges on deposit accounts	5,904	4,692	15,314	13,781
Other service charges, commissions and fees	3,584	2,628	9,618	8,081
Loss on termination of interest rate swap	(1,128)	—	(1,128)	—
Investment securities gains (losses), net	771	225	778	312
Other income	2,982	2,299	10,860	7,049
Non-recurring litigation recovery	—	—	—	3,750
Total non-interest income	38,274	35,161	104,561	101,678
Non-interest expense:
Salaries and wages	34,662	26,908	88,440	79,755
Employee benefits	10,185	8,610	29,612	26,285
Outsourced technology services	6,569	5,211	17,869	14,843
Occupancy, net	6,059	4,413	16,028	13,361
Furniture and equipment	3,151	2,398	8,163	7,114
OREO expense, net of income	242	8	228	109
Professional fees	1,888	1,191	4,712	3,635
FDIC insurance premiums	1,666	1,212	3,327	3,668
Mortgage servicing rights amortization	816	854	2,135	2,210
Mortgage servicing rights impairment (recovery)	(12)	(16)	(84)	(21)
Core deposit intangibles amortization	1,885	875	3,577	2,529
Other expenses	14,529	12,542	40,887	36,740
Acquisition related expenses	13,016	1,197	23,854	1,197
Total non-interest expense	94,656	65,403	238,748	191,425
Income before income tax expense	40,966	37,976	107,292	107,504
Income tax expense	13,707	12,783	35,039	36,633
Net income	$27,259	$25,193	$72,253	$70,871

Basic earnings per common share	$0.49	$0.57	$1.46	$1.59
Diluted earnings per common share	$0.48	$0.56	$1.45	$1.58
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$27,259	$25,193	$72,253	$70,871
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(1,812)	(3,430)	15,553	15,241
Reclassification adjustment for net (gains) losses included in income	(771)	(225)	(778)	(312)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	465	490	1,394	1,394
Unrealized loss (gain) on derivatives	(658)	512	(1,095)	(2,490)
Reclassification adjustment for derivatives net (gains) losses included in income	1,128	—	1,128	—
Defined benefit post-retirement benefits plans:
Change in net actuarial (gain) loss	(176)	15	(1,090)	43
Other comprehensive income, before tax	(1,824)	(2,638)	15,112	13,876
Deferred tax expense (benefit) related to other comprehensive income	851	1,038	(5,961)	(5,460)
Other comprehensive (loss) income, net of tax	(973)	(1,600)	9,151	8,416
Comprehensive income, net of tax	$26,286	$23,593	$81,404	$79,287
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	$296,071	$694,650	$(8,128)	$982,593
Net income	—	72,253	—	72,253
Other comprehensive income, net of tax expense	—	—	9,151	9,151
Common stock transactions:
22,727 common shares purchased and retired	(938)	—	—	(938)
11,267,676 common shares issued	385,969	—	—	385,969
134,044 non-vested common shares issued	—	—	—	—
30,070 non-vested common shares forfeited	—	—	—	—
180,789 stock options exercised, net of 56,082 shares tendered in payment of option price and income tax withholding amounts	1,988	—	—	1,988
Stock-based compensation expense	3,418	—	—	3,418
Common cash dividend declared ($0.72 per share)	—	(35,024)	—	(35,024)
Balance at September 30, 2017	$686,508	$731,879	$1,023	$1,419,410

Balance at December 31, 2015	$311,720	$638,367	$406	$950,493
Net income	—	70,871	—	70,871
Other comprehensive income, net of tax expense	—	—	8,416	8,416
Common stock transactions:
998,135 common shares purchased and retired	(26,119)	—	—	(26,119)
16,085 common shares issued	—	—	—	—
189,624 non-vested common shares issued	—	—	—	—
25,984 non-vested common shares forfeited	—	—	—	—
270,183 stock options exercised, net of 94,902 shares tendered in payment of option price and income tax withholding amounts	3,657	—	—	3,657
Tax benefit of stock-based compensation	1,352	—	—	1,352
Stock-based compensation expense	3,350	—	—	3,350
Common cash dividend declared ($0.66 per share)	—	(29,516)	—	(29,516)
Balance at September 30, 2016	$293,960	$679,722	$8,822	$982,504
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$72,253	$70,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,528	8,913
Net loss on disposal of premises and equipment	—	492
Depreciation and amortization	17,920	14,482
Net premium amortization on investment securities	8,464	9,423
Net gain on investment securities transactions	(778)	(312)
Realized and unrealized net gains on mortgage banking activities	(15,353)	(15,126)
Net gain on sale of OREO	(375)	(693)
Write-downs of OREO and other assets pending disposal	294	621
Net (gain) on sale of Health Savings Accounts	(3,068)	—
Mortgage servicing rights recovery	(84)	(21)
Deferred income tax expense (benefit)	19,771	(344)
Net increase in cash surrender value of company-owned life insurance	(3,775)	(3,431)
Stock-based compensation expense	3,418	3,350
Tax benefits from stock-based compensation expense	—	1,352
Excess tax benefits from stock-based compensation expense	—	(1,126)
Originations of mortgage loans held for sale	(980,551)	(799,445)
Proceeds from sales of mortgage loans held for sale	992,409	795,527
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in interest receivable	(3,164)	(2,203)
Decrease (increase) in other assets	(4,784)	(2,644)
Increase in accrued interest payable	227	646
Increase (decrease) in accounts payable and accrued expenses	(15,658)	(1,278)
Net cash provided by operating activities	94,694	79,054
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,793)	(18,170)
Available-for-sale	(386,527)	(626,574)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	76,027	86,306
Available-for-sale	319,958	652,064
Extensions of credit to customers, net of repayments	(20,885)	(203,216)
Recoveries of loans charged-off	6,452	6,363
Proceeds from sale of OREO	4,150	3,352
Acquisition of intangible assets	(28,013)	—
Proceeds from the sale of Health Savings Accounts	6,138	—
Proceeds from sale of loan production office	—	932
Acquisition of bank and bank holding company, net of cash and cash equivalents received	91,775	18,554
Capital expenditures, net of sales	(12,237)	(5,113)
Net cash provided by (used in) investing activities	$44,045	$(85,502)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase (decrease) in deposits	$(111,618)	$30,057
Net increase (decrease) in securities sold under repurchase agreements	97,732	(51,917)
Net increase in other borrowed funds	10,000	6
Repayments of long-term debt	(69)	(49)
Advances on long-term debt	—	113
Proceeds from issuance of common stock	1,988	3,657
Excess tax benefits from stock-based compensation expense	—	1,126
Purchase and retirement of common stock	(938)	(26,119)
Dividends paid to common stockholders	(35,024)	(29,516)
Net cash used in financing activities	(37,929)	(72,642)
Net increases (decrease) in cash and cash equivalents	100,811	(79,090)
Cash and cash equivalents at beginning of period	782,023	780,457
Cash and cash equivalents at end of period	$882,834	$701,367

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24,279	$40,416
Cash paid during the period for interest expense	19,857	12,448

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	6,270	50
Transfer from long-term debt to other borrowed funds	20,000	—
Transfer of loans to other real estate owned	3,182	5,335
Capitalization of internally originated mortgage servicing rights	4,147	3,890

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$424,302	$—
Investment securities held to maturity	57,307	—
Loans held for sale	10,259	—
Loans	2,080,374	—
Premises and equipment	46,732	—
Goodwill	232,208	—
Core deposit intangible	47,968	—
Mortgage servicing rights	3,491	—
Interest receivable	7,605	—
Company-owned life insurance	57,038	—
Deferred tax assets	25,992	—
Other real estate owned	1,192	—
Other assets	31,572	—
Total noncash assets acquired	3,026,040	—

Liabilities assumed:
Deposits	$2,668,976	$—
Accounts payable and accrued expenses	62,870	—
Total liabilities assumed	2,731,846	—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2017 and December 31, 2016, the results of operations for each of the three and nine month periods ended September 30, 2017 and 2016, and cash flows and changes in stockholders' equity for each of the nine month periods ended September 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2016 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2017 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

All “in-the-money” Cascade options and all Cascade restricted stock units outstanding immediately prior to the transaction close were canceled in exchange for the right to receive a cash payment as provided in the Agreement. The Company paid approximately $9.3 million in cash related to Cascade options and restricted stock units, which was included in the consideration paid.
Unvested Cascade restricted stock awards outstanding immediately prior to the transaction close were canceled in exchange for the right to receive a cash payment and Company shares as provided in the Agreement. The Company paid a total of approximately $2.2 million in cash and issued approximately 168 thousand Company shares, valued at $34.30 per share, related to Cascade unvested restricted stock awards. Of the cash paid and shares issued related to Cascade unvested restricted stock awards, approximately $2.4 million was allocated to expense and excluded from consideration paid due to the acceleration of award vesting at the Company’s discretion. The remaining balance of approximately $5.5 million related to unvested Cascade restricted stock awards is included in the consideration paid.
The assets and liabilities of Cascade were recorded in the Company's consolidated financial statements on a provisional basis at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $232.2 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company's one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Cascade and the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed, and the resulting goodwill. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of May 30, 2017	by Cascade	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$246,804	$—		$246,804
Investment securities	476,733	4,876	(1)	481,609
Loans held for investment	2,112,077	(31,703)	(2)	2,080,374
Mortgage loans held for sale	10,253	6	(2)	10,259
Allowance for loan loss	(23,974)	23,974	(3)	—
Premises and equipment	46,554	178	(4)	46,732
Other real estate owned ("OREO")	1,192	—		1,192
Core deposit intangible	—	47,968	(5)	47,968
Deferred tax assets	47,653	(21,661)	(6)	25,992
Other assets	98,570	1,136	(7)	99,706
Total assets acquired	3,015,862	24,774		3,040,636

Liabilities assumed:
Deposits	2,669,910	(934)	(8)	2,668,976
Accounts Payable and Accrued Expense	62,150	720	(9)	62,870
Total liabilities assumed	2,732,060	(214)		2,731,846

Net assets acquired	$283,802	$24,988		$308,790

Consideration paid:
Cash				$155,029
Class A common stock				385,969
Total consideration paid				540,998

Goodwill				$232,208

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Explanation of fair value adjustments. Note that certain marks have been updated since prior quarter, and certain balances have been reclassified, none of which are material:
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
(7)
Adjustment consists of various other assets recorded as a result of the acquisition, including mortgage servicing rights, SBA servicing rights, and favorable leases offset by reductions to the fair value of other items.

(8)
Decrease in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition based upon valuation from an independent accounting and advisory firm.

(9)	Increase in fair value due to credit card incentive program, unfavorable leases, write-off of balance sheet reserve, and swap liability offset.

The core deposit intangible asset of $48.0 million is being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

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

The Company recorded $13.0 million and $23.9 million in pre-tax acquisition related expenses for the three and nine months ended September 30, 2017, respectively, including professional and legal fees of $0 and $6.5 million, respectively, to directly consummate the merger. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income and are summarized below.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Legal and Professional Fees	$2,498	$8,995
Employee Expenses	1,755	5,041
Technology Conversion and Contract Termination	7,090	7,779
Other	1,673	2,039
Total Acquisition Related Expenses	$13,016	$23,854

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
Information regarding acquired credit-impaired loans as of the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$48,041
Contractual cash flows not expected to be collected ("non-accretable discount")	23,376
Cash flows expected to be collected	24,665
Interest component of cash flows expected to be collected ("accretable discount")	1,901
Fair value of acquired credit-impaired loans	$22,764

Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$2,098,452
Contractual cash flows not expected to be collected due to projected prepayment	23,387
Fair value at acquisition	$2,067,869

The accompanying consolidated statements of income include the results of operations of the acquired entity from the May 30, 2017 acquisition date. For the period from May 30, 2017 to June 30, 2017, Cascade reported revenues of $12.9 million and net income of $3.0 million. The acquired entity continued to operate as Bank of the Cascades until August 11, 2017 at which point the operations were integrated with the Company's operations, and Bank of the Cascades merged with First Interstate Bank. Standalone amounts for the Bank of the Cascades were no longer available after that date.

The following table presents unaudited supplemental pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income	$108,765	$99,288	$312,091	$289,060
Non-interest income	38,274	39,811	116,171	114,881
Total revenues	$147,039	$139,099	$428,262	$403,941

Net income	$34,903	$28,769	$94,017	$44,317

EPS - basic	$0.52	$0.52	$1.55	$0.79
EPS - diluted	0.51	0.51	1.53	0.79

The unaudited supplemental pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

professional expenses of $19.7 million, net of tax. Pro forma net income presented in the table above for 2016 was adjusted to include the aforementioned acquisition-related costs. The unaudited supplemental pro forma net income presented in the table above for 2017 and 2016 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2017 and 2016 does not capture operating costs savings and other business synergies expected as a result of the acquisition.

(3)	Goodwill and Intangibles

The Company recorded $232.2 million of provisional goodwill in connection with the Cascade merger. In accordance with the Intangibles - Goodwill and Other topic of the Financial Accounting Standards Board (“FASB”) ASC 350, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2017 and 2016 and concluded that there was no impairment to goodwill.
Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is ten years. The following table sets forth activity for CDI for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
CDI, net, beginning of period	$52,837	$8,935	$9,648	$10,589
Established through acquisitions or provisional adjustments	19	2,486	47,968	2,486
Reductions due to sale of accounts	—	—	(3,068)	—
CDI current period amortization	(1,885)	(875)	(3,577)	(2,529)
Total CDI, net, at September 30	$50,971	$10,546	$50,971	$10,546

Subsequent to the acquisition of Cascade, the Company sold the custodial rights to the all of its Health Savings Account (HSA) portfolio, including HSA acquired from Cascade. The Company recognized no gain or loss on the sale of the acquired HSA as the excess of consideration received over HSA book value was recorded as reduction to CDI at the acquisition of Cascade.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2017 remaining	$1,298
2018	5,093
2019	4,994
2020	4,872
2021	4,729
Thereafter	29,985

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(4)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,206	$1	$(2)	$3,205
Obligations of U.S. government agencies	508,449	338	(3,209)	505,578
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,431,125	8,829	(4,716)	1,435,238
Private mortgage-backed securities	97,715	313	(190)	97,838
Corporate securities	66,754	126	(2)	66,878
Other investments	2,951	9	—	2,960
Total	$2,110,200	$9,616	$(8,119)	$2,111,697

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$180,981	$3,726	$(123)	$184,584
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	243,380	10,725	(10,172)	243,933
Obligations of U.S. government agencies	19,737	43	(19)	19,761
Corporate securities	61,704	272	(33)	61,943
Other investments	183	1	—	184
Total	$505,985	$14,767	$(10,347)	$510,405

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3,608	$5	$(1)	$3,612
Obligations of U.S. government agencies	397,411	343	(6,457)	391,297
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,220,890	6,412	(13,601)	1,213,701
Private mortgage-backed securities	116	1	(1)	116
Other investments	2,951	21	—	2,972
Total	$1,624,976	$6,782	$(20,060)	$1,611,698

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$160,192	$2,723	$(542)	$162,373
Obligations of U.S. government agencies	19,737	—	(162)	19,575
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	279,578	7,804	(9,249)	278,133
Corporate securities	53,032	139	(211)	52,960
Other investments	231	1	—	232
Total	$512,770	$10,667	$(10,164)	$513,273

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Gross realized gains and losses from the disposition of investment securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross realized gains	$1,072	$239	$1,079	$404
Gross realized losses	(301)	(14)	(301)	(92)

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$2,201	$(2)	$—	$—	$2,201	$(2)
Obligations of U.S. government agencies	303,060	(2,458)	86,718	(751)	389,778	(3,209)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	556,771	(3,731)	74,732	(985)	631,503	(4,716)
Private mortgage-backed securities	30,518	(189)	31	(1)	30,549	(190)
Corporate securities	6,987	(2)	—	—	6,987	(2)
Total	$899,537	$(6,382)	$161,481	$(1,737)	$1,061,018	$(8,119)

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$25,207	$(97)	$4,208	$(26)	$29,415	$(123)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	38,712	(8,814)	18,846	(1,358)	57,558	(10,172)
Obligations of U.S. government agencies	9,972	(19)	—	—	9,972	(19)
Corporate securities	3,966	—	5,017	(33)	8,983	(33)
Total	$77,857	$(8,930)	$28,071	$(1,417)	$105,928	$(10,347)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$598	$(1)	$—	$—	$598	$(1)
Obligations of U.S. government agencies	316,511	(6,457)	—	—	316,511	(6,457)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	746,265	(13,102)	15,801	(499)	762,066	(13,601)
Private mortgage-backed securities	—	—	48	(1)	48	(1)
Total	$1,063,374	$(19,560)	$15,849	$(500)	$1,079,223	$(20,060)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$42,518	$(533)	$2,831	$(9)	$45,349	$(542)
Obligations of U.S. government agencies	19,575	(162)	—	—	19,575	(162)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	108,857	(7,973)	19,986	(1,276)	128,843	(9,249)
Corporate securities	32,474	(211)	—	—	32,474	(211)
Total	$203,424	$(8,879)	$22,817	$(1,285)	$226,241	$(10,164)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 358 and 396 individual investment securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three or nine months ended September 30, 2017 or 2016.

Maturities of investment securities at September 30, 2017 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2017	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$375,199	$376,264	$87,077	$83,899
After one year but within five years	1,287,854	1,288,384	264,417	272,442
After five years but within ten years	278,782	278,277	119,579	121,039
After ten years	168,365	168,772	34,912	33,025
Total	$2,110,200	$2,111,697	$505,985	$510,405

As of September 30, 2017, the Company had investment securities callable within one year with amortized costs and estimated fair values of $94,461 and $94,348, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of September 30, 2017, the Company did not have any callable structured notes.

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2017	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4,582	$1,160	$2,502	$8,244	$2,722,265	$28,042	$2,758,551
Construction:
Land acquisition & development	1,656	493	65	2,214	345,234	4,720	352,168
Residential	1,245	1,598	470	3,313	230,533	205	234,051
Commercial	—	—	—	—	113,173	3,844	117,017
Total construction loans	2,901	2,091	535	5,527	688,940	8,769	703,236
Residential	8,502	6,313	187	15,002	1,478,314	5,711	1,499,027
Agricultural	1,327	8,533	—	9,860	148,219	2,218	160,297
Total real estate loans	17,312	18,097	3,224	38,633	5,037,738	44,740	5,121,111
Consumer:
Indirect consumer	6,840	1,659	347	8,846	778,434	1,505	788,785
Other consumer	1,391	498	68	1,957	175,275	358	177,590
Credit card	1,043	408	671	2,122	70,087	—	72,209
Total consumer loans	9,274	2,565	1,086	12,925	1,023,796	1,863	1,038,584
Commercial	3,308	1,094	1,077	5,479	1,154,196	26,532	1,186,207
Agricultural	1,769	97	278	2,144	149,192	1,345	152,681
Other, including overdrafts	—	—	—	—	3,804	—	3,804
Loans held for investment	31,663	21,853	5,665	59,181	7,368,726	74,480	7,502,387
Mortgage loans originated for sale	—	—	—	—	49,729	—	49,729
Total loans	$31,663	$21,853	$5,665	$59,181	$7,418,455	$74,480	$7,552,116

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of September 30, 2017 and 2016:

As of September 30,	2017	2016

Outstanding balance	$46,199	$38,505

Carrying value
Loans on accrual status	30,804	23,665
Total carrying value	$30,804	$23,665

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Beginning balance	$7,650	$5,905	$6,803	$6,713
Additions	167	1,114	2,096	1,114
Accretion income	(858)	(670)	(2,131)	(1,899)
Reductions due to exit events	(143)	(595)	(1,131)	(900)
Reclassifications from nonaccretable differences	498	729	1,677	1,455
Ending balance	$7,314	$6,483	$7,314	$6,483

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $946 and $820 for the three months ended September 30, 2017 and 2016, respectively, and approximately $1,814 and $2,492 for the nine months ended September 30, 2017, and 2016, respectively.

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

As of September 30, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$47,934	$21,558	$16,035	$37,593	$3,947
Construction:
Land acquisition & development	11,290	3,694	1,714	5,408	711
Residential	310	205	—	205	—
Commercial	4,725	417	3,537	3,954	2,148
Total construction loans	16,325	4,316	5,251	9,567	2,859
Residential	8,990	5,629	2,122	7,751	218
Agricultural	2,681	2,425	156	2,581	4
Total real estate loans	75,930	33,928	23,564	57,492	7,028
Consumer	27	—	25	25	14
Commercial	36,787	14,623	16,748	31,371	6,426
Agricultural	1,585	951	609	1,560	435
Total	$114,329	$49,502	$40,946	$90,448	$13,903

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57,017	$24,410	$21,420	$45,830	$2,847
Construction:
Land acquisition & development	12,084	4,330	1,813	6,143	826
Residential	1,555	219	619	838	1
Commercial	4,786	3,940	647	4,587	657
Total construction loans	18,425	8,489	3,079	11,568	1,484
Residential	8,222	4,074	2,470	6,544	253
Agricultural	5,069	4,509	181	4,690	4
Total real estate loans	88,733	41,482	27,150	68,632	4,588
Commercial	40,314	13,230	19,167	32,397	9,254
Agricultural	3,738	3,280	382	3,662	112
Total	$132,785	$57,992	$46,699	$104,691	$13,954

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$40,362	$54	$33,408	$100
Construction:
Land acquisition & development	5,383	2	6,797	13
Residential	207	—	274	—
Commercial	4,192	1	1,055	1
Total construction loans	9,782	3	8,126	14
Residential	7,123	4	3,282	4
Agricultural	2,642	—	4,786	2
Total real estate loans	59,909	61	49,602	120
Consumer	25	—	—
Commercial	31,637	47	30,123	72
Agricultural	2,270	—	2,249	—
Total	$93,841	$108	$81,974	$192

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate:
Commercial	$41,712	$281	$35,572	$241
Construction:
Land acquisition & development	5,776	10	6,992	32
Residential	522	—	279	—
Commercial	4,271	45	1,007	3
Total construction loans	10,569	55	8,278	35
Residential	7,148	12	4,219	7
Agricultural	3,636	—	4,607	3
Total real estate loans	63,065	348	52,676	286
Consumer	13	—	—	—
Commercial	31,884	156	27,781	128
Agricultural	2,611	2	2,341	—
Total	$97,573	$506	$82,798	$414

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $946 and $993 for the three months ended September 30, 2017 and 2016, respectively, and approximately $1,814 and $2,994 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $45,859 as of September 30, 2017, of which $34,997 were included in non-accrual loans and $10,862 were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $49,652 as of December 31, 2016, of which $27,309 were included in non-accrual loans and $22,343 were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents information on the Company's troubled debt restructurings that occurred during the three and nine months ended September 30, 2017:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2017		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial	1	—	—	—	611	611
Total loans restructured during period	1	$—	$—	$—	$611	$611
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2017		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other (1)
Commercial real estate	5	$1,475	$388	$—	$909	$2,772
Commercial	16	511	1,968	—	6,057	8,536
Total loans restructured during period	21	$1,986	$2,356	$—	$6,966	$11,308
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three or nine months ended September 30, 2017 or 2016.

The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2017. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Notes	Balance	Number of Notes	Balance
Commercial real estate	1	$177	2	$2,407
Commercial construction	—	—	1	3,528
Commercial	1	1,300	1	1,300
Total	2	$1,477	4	$7,235

At September 30, 2017, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$79,921	$107,791	$12,025	$199,737
Construction:
Land acquisition & development	5,425	13,818	1,597	20,840
Residential	3,690	2,201	—	5,891
Commercial	2,564	3,842	3,747	10,153
Total construction loans	11,679	19,861	5,344	36,884
Residential	4,607	11,664	1,039	17,310
Agricultural	1,212	23,574	—	24,786
Total real estate loans	97,419	162,890	18,408	278,717
Consumer:
Indirect consumer	660	2,116	120	2,896
Other consumer	458	849	140	1,447
Total consumer loans	1,118	2,965	260	4,343
Commercial	43,365	61,612	16,495	121,472
Agricultural	5,219	11,859	979	18,057
Total	$147,121	$239,326	$36,142	$422,589

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85,292	$85,293	$10,842	$181,427
Construction:
Land acquisition & development	13,414	6,214	1,401	21,029
Residential	412	1,621	656	2,689
Commercial	1,555	6,344	664	8,563
Total construction loans	15,381	14,179	2,721	32,281
Residential	5,038	12,472	764	18,274
Agricultural	3,831	17,813	—	21,644
Total real estate loans	109,542	129,757	14,327	253,626
Consumer:
Indirect consumer	778	1,527	101	2,406
Other consumer	681	1,036	264	1,981
Total consumer loans	1,459	2,563	365	4,387
Commercial	46,402	29,281	21,240	96,923
Agricultural	6,178	10,724	404	17,306
Total	$163,581	$172,325	$36,336	$372,242

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended September 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33,498	$7,554	$33,124	$1,525	$—	$75,701
Provision charged to operating expense	(690)	2,620	1,530	(17)	—	3,443
Less loans charged-off	(1,695)	(3,115)	(2,609)	(41)	—	(7,460)
Add back recoveries of loans previously charged-off	613	962	1,313	—	—	2,888
Ending balance	$31,726	$8,021	$33,358	$1,467	$—	$74,572

Nine Months Ended September 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28,625	$7,711	$38,092	$1,786	$—	$76,214
Provision charged to operating expense	4,775	5,157	(2,145)	(259)	—	7,528
Less loans charged-off	(2,938)	(8,123)	(4,450)	(111)	—	(15,622)
Add back recoveries of loans previously charged-off	1,264	3,276	1,861	51	—	6,452
Ending balance	$31,726	$8,021	$33,358	$1,467	$—	$74,572

As of September 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$7,028	$14	$6,426	$435	$—	$13,903
Loans collectively evaluated for impairment	24,698	8,007	26,932	1,032	—	60,669
Allowance for loan losses	$31,726	$8,021	$33,358	$1,467	$—	$74,572

Loans held for investment:
Individually evaluated for impairment	$57,492	$25	$31,371	$1,560	$—	$90,448
Collectively evaluated for impairment	5,063,619	1,038,559	1,154,836	151,121	3,804	7,411,939
Total loans	$5,121,111	$1,038,584	$1,186,207	$152,681	$3,804	$7,502,387

Three Months Ended September 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$32,281	$6,315	$39,995	$1,749	$—	$80,340
Provision charged to operating expense	(352)	2,395	265	55	—	2,363
Less loans charged-off	(379)	(2,157)	(579)	—	—	(3,115)
Add back recoveries of loans previously charged-off	221	742	680	4	—	1,647
Ending balance	$31,771	$7,295	$40,361	$1,808	$—	$81,235

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Nine Months Ended September 30, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52,296	$5,144	$18,775	$602	$—	$76,817
Provision charged to operating expense	(20,492)	5,747	22,268	1,390	—	8,913
Less loans charged-off	(2,824)	(5,761)	(2,085)	(188)	—	(10,858)
Add back recoveries of loans previously charged-off	2,791	2,165	1,403	4	—	6,363
Ending balance	$31,771	$7,295	$40,361	$1,808	$—	$81,235

As of December 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$4,588	$—	$9,254	$112	$—	$13,954
Loans collectively evaluated for impairment	24,037	7,711	28,838	1,674	—	62,260
Allowance for loan losses	$28,625	$7,711	$38,092	$1,786	$—	$76,214

Loans held for investment:
Individually evaluated for impairment	$68,632	$—	$32,397	$3,662	$—	$104,691
Collectively evaluated for impairment	3,445,451	970,266	765,545	129,196	1,601	5,312,059
Total loans	$3,514,083	$970,266	$797,942	$132,858	$1,601	$5,416,750

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2017 and December 31, 2016, the Company's allowance for loan losses included $727 and $427, respectively, related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(7)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$11,286	$7,908	$10,019	$6,254
OREO acquired through acquisition	—	1,120	1,192	1,120
Additions	1,419	1,316	3,182	5,335
Valuation adjustments	(238)	—	(294)	(603)
Dispositions	(2,123)	(897)	(3,755)	(2,659)
Ending balance	$10,344	$9,447	$10,344	$9,447

The carrying values of foreclosed residential real estate properties included in other real estate owned were $1,083 and $2,282 as of September 30, 2017 and December 31, 2016, respectively. The Company had $481 of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2017 and $0 as of December 31, 2016.

(8)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company had entered into an interest rate swap contract to hedge against changes in forecasted cash flows due to interest rate exposures. During the third quarter, the Company terminated the existing interest rate swap contract. The swap agreement was a derivative instrument which converts a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments was initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, would be recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

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

The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. During the interest rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

and the Company records a loan held for sale. The forward loan sales contracts act as a hedge against the variability in the market value of mortgage loans held for sale. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income.

The notional amounts and estimated fair values of the Company's derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	September 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$327,569	$8,764	$53,593	$1,332
Interest rate lock commitments	78,720	1,627	73,422	1,131
Forward loan sales contracts	104,543	330	126,836	286
Total derivative assets	$510,832	$10,721	$253,851	$2,749

Derivative Liabilities (included in accounts payable and accrued expenses):
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100,000	$33

Non-hedging interest rate derivatives:
Interest rate swap contracts	327,569	9,099	53,593	1,281
Total derivative liabilities	$327,569	$9,099	$153,593	$1,314

On September 6, 2017, the Company paid $1.1 million to terminate an existing interest rate swap contract designated as a cash flow hedge, originally entered into on September 22, 2015, with a notional amount of $100,000. Under the terms of the interest rate swap contract, the Company would have paid a fixed interest rate of 1.94% and the counterparty would have paid to the Company a variable interest rate equal to the three-month LIBOR. As the contract was terminated prior to the effective date of September 15, 2017, no cash was exchanged outside of the termination payment.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company did not record any hedge ineffectiveness.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company's master netting arrangements, by type of financial instrument, on the Company's consolidated balance sheets as of September 30, 2017 and December 31, 2016:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$8,764	$—	$8,764	$1,530	$—	$7,234
Mortgage related derivatives	1,957	—	1,957	—	—	1,957
Total derivatives	10,721	—	10,721	1,530	—	9,191
Total assets	$10,721	$—	$10,721	$1,530	$—	$9,191

Financial Liabilities
Interest rate swap contracts	$9,099	$—	$9,099	$1,530	$7,569	$—
Total derivatives	9,099	—	9,099	1,530	7,569	—
Repurchase agreements	635,288	—	635,288	—	635,288	—
Total liabilities	$644,387	$—	$644,387	$1,530	$642,857	$—

	December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$1,332	$—	$1,332	$479	$—	$853
Mortgage related derivatives	1,417	—	1,417	—	—	1,417
Total derivatives	2,749	—	2,749	479	—	2,270
Total assets	$2,749	$—	$2,749	$479	$—	$2,270

Financial Liabilities
Interest rate swap contracts	$1,314	$—	$1,314	$479	$—	$835
Total derivatives	1,314	—	1,314	479	—	835
Repurchase agreements	537,556	—	537,556	—	537,556	—
Total liabilities	$538,870	$—	$538,870	$479	$537,556	$835

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income for the periods indicated:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(658)	$512	$(1,095)	$(2,490)
Reclassification adjustment for derivatives net (gains) losses included in income	1,128	—	1,128	—
Non-hedging interest rate derivatives:
Amount of gain (loss) recognized in other non-interest income	24	(3)	(49)	(82)
Amount of net fee income recognized in other non-interest income	162	—	441	245
Amount of net gains recognized in mortgage banking revenues	358	752	539	1,970

(9)	Capital Stock

The Company had 33,383,364 shares of Class A common stock and 23,072,524 shares of Class B common stock outstanding as of September 30, 2017. The Company had 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock outstanding as of December 31, 2016.

On May 30, 2017, the Company issued 11,252,750 shares of its Class A common stock with an aggregate value of $385,969 as partial consideration for the acquisition of Cascade Bancorp. In addition, during the nine months ended September 30, 2017, the Company issued 14,926 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $522 is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

During the nine months ended September 30, 2017, the Company did not repurchase any shares of its Class A common stock. During the nine months ended September 30, 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in open market transactions at an aggregate purchase price of $25,525. All repurchases were made pursuant to stock repurchase programs approved by the Company's Board of Directors. Under the terms of the current stock repurchase program, the Company may repurchase up to an additional 24,123 shares of its Class A common stock. All other stock repurchases during the nine months ended September 30, 2017 and 2016 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$27,259	$25,193	$72,253	$70,871
Weighted average common shares outstanding for basic earnings per share computation	56,094,401	44,415,213	49,514,818	44,505,544
Dilutive effects of stock-based compensation	436,467	390,708	486,064	379,368
Weighted average common shares outstanding for diluted earnings per common share computation	56,530,868	44,805,921	50,000,882	44,884,912

Basic earnings per common share	$0.49	$0.57	$1.46	$1.59
Diluted earnings per common share	$0.48	$0.56	$1.45	$1.58

Anti-dilutive unvested time restricted stock	—	135	94,210	95,886

The Company had 174,696 and 218,556 shares of unvested restricted stock as of September 30, 2017 and 2016, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

As of September 30, 2017 and December 31, 2016, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of September 30, 2017 and December 31, 2016 are presented in the following tables:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total risk-based capital:
Consolidated	$1,100,588	12.76%	$797,584	9.25%	$905,365	10.50%	$862,253	10.00%
FIB	1,097,287	12.78	793,974	9.25	901,268	10.50	858,350	10.00
Tier 1 risk-based capital:
Consolidated	1,026,016	11.90	625,133	7.25	732,915	8.50	689,802	8.00
FIB	1,022,715	11.91	622,304	7.25	729,598	8.50	686,680	8.00
Common equity tier 1 risk-based capital:
Consolidated	949,821	11.02	495,795	5.75	603,577	7.00	560,464	6.50
FIB	1,022,715	11.91	493,551	5.75	600,845	7.00	557,928	6.50
Leverage capital ratio:
Consolidated	1,026,016	8.71	471,221	4.00	471,221	4.00	589,026	5.00
FIB	1,022,715	8.72	469,107	4.00	469,107	4.00	586,384	5.00

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974,488	15.13%	$555,665	8.63%	$676,070	10.50%	$643,876	10.00%
FIB	841,967	13.13	553,459	8.63	673,386	10.50	641,320	10.00
Tier 1 risk-based capital:
Consolidated	894,273	13.89	426,890	6.63	547,295	8.50	$515,101	8.00
FIB	765,753	11.94	425,195	6.63	545,122	8.50	513,056	8.00
Common equity tier 1 risk-based capital:
Consolidated	814,273	12.65	330,308	5.13	450,713	7.00	$418,519	6.50
FIB	765,753	11.94	328,997	5.13	448,924	7.00	416,858	6.50
Leverage capital ratio:
Consolidated	894,273	10.11	353,838	4.00	353,838	4.00	$442,297	5.00
FIB	765,753	8.69	352,283	4.00	352,283	4.00	440,353	5.00

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of September 6, 2017, the Company terminated a commitment under a forward starting interest rate swap contract with a notional amount of $100,000. For additional information about the forward starting interest rate swap contract, see Note 8 - Derivatives and Hedging Activities.

As of September 30, 2017, the Company had commitments under construction contracts of $731.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $875 of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2017.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2017, commitments to extend credit to existing and new borrowers approximated $2.1 billion, which included $618.1 million on unused credit card lines and $721.7 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2017, the Company had outstanding standby letters of credit of $52.6 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Investment securities available-for sale:
Change in net unrealized gains during period	$(1,812)	$(3,430)	$(845)	$(1,359)	$(967)	$(2,071)
Reclassification adjustment for net gains included in net income	(771)	(225)	(360)	(89)	(411)	(136)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	465	490	217	209	248	281
Unrealized (gain) loss on derivatives	(658)	512	(307)	195	(351)	317
Reclassification adjustment for derivatives net (gains) losses included in income	1,128	—	526	—	602	—
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(176)	15	(82)	6	(94)	9
Total other comprehensive income	$(1,824)	$(2,638)	$(851)	$(1,038)	$(973)	$(1,600)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Investment securities available-for sale:
Change in net unrealized gains during period	$15,553	$15,241	$6,135	$5,963	$9,418	$9,278
Reclassification adjustment for net gains included in net income	(778)	(312)	(307)	(123)	(471)	(189)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	1,394	1,394	550	549	844	845
Unrealized loss on derivatives	(1,095)	(2,490)	(432)	(946)	(663)	(1,544)
Reclassification adjustment for derivatives net (gains) losses included in income	1,128	—	445	—	683	—
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(1,090)	43	(430)	17	(660)	26
Total other comprehensive income	$15,112	$13,876	$5,961	$5,460	$9,151	$8,416

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2017	December 31, 2016
Net unrealized gain (loss) on investment securities available-for-sale	$(353)	$(10,143)
Net unrealized gain (loss) on derivatives	—	(23)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	1,376	2,038
Net accumulated other comprehensive gain (loss)	$1,023	$(8,128)

(15)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2017 and 2016.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3,205	$—	$3,205	$—
Obligations of U.S. government agencies	505,578	—	505,578	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,435,238	—	1,435,238	—
Private mortgage-backed securities	97,838	—	97,838	—
Corporate securities	66,878	—	66,878
Other investments	2,960	—	2,960	—
Loans held for sale	49,729	—	49,729	—
Derivative assets:
Interest rate swap contracts	8,764	—	8,764	—
Interest rate lock commitments	1,627	—	1,627	—
Forward loan sale contracts	330	—	330	—
Derivative liabilities:
Interest rate swap contracts	9,099	—	9,099	—
Deferred compensation plan assets	11,632	—	11,632	—
Deferred compensation plan liabilities	11,632	—	11,632	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$34,489	$—	$—	$34,489
Other real estate owned	1,578	—	—	1,578
Long-lived assets to be disposed of by sale	356	—	—	356

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$39,344	$—	$—	$39,344
Other real estate owned	2,110	—	—	2,110
Long-lived assets to be disposed of by sale	1,335	—	—	1,335

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2017, certain impaired loans with a carrying value of $58,523 were reduced by specific valuation allowance allocations of $13,903 and partial loan charge-offs of $10,131 resulting in a reported fair value of $34,489.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of December 31, 2016, certain impaired loans with a carrying value of $65,238 were reduced by specific valuation allowance allocations of $13,954 and partial loan charge-offs of $11,941 resulting in a reported fair value of $39,344.

OREO.The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. Write-downs of $290 during the nine months ended September 30, 2017 included $259 directly related to receipt of updated appraisals and $31 based on management estimates of the current fair value of properties. Write downs of $603 during the nine months ended September 30, 2016 included $550 directly related to receipt of updated appraisals and $53 based on management estimates of the current fair value of properties.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2017, the Company had a long-lived asset to be disposed of by sale with a carrying value of $565 that was reduced by write-downs of $209, resulting in a fair value of $356. As of December 31, 2016, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $2,363 that were reduced by write-downs of $1,028 resulting in an aggregate fair value of $1,335.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$34,489	$39,344	Appraisal	Appraisal adjustment	0%	-	66%	(31%)
Other real estate owned	1,578	2,110	Appraisal	Appraisal adjustment	8%	-	96%	(18%)
Long-lived assets to be disposed of by sale	356	1,335	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2017	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$882,834	$882,834	$882,834	$—	$—
Investment securities available-for-sale	2,111,697	2,111,697	—	2,111,697	—
Investment securities held-to-maturity	505,985	510,405	—	510,405	—
Accrued interest receivable	40,621	40,621	—	40,621	—
Mortgage servicing rights, net	24,372	38,142	—	38,142	—
Loans held for sale	49,729	49,729	—	49,729	—
Net loans held for investment	7,427,815	7,163,825	—	7,129,336	34,489
Derivative assets	10,721	10,721	—	10,721	—
Deferred compensation plan assets	11,632	11,632	—	11,632	—
Total financial assets	$11,065,406	$10,819,606	$882,834	$9,902,283	$34,489

Financial liabilities:
Total deposits, excluding time deposits	$8,751,295	$8,751,295	$8,751,295	$—	$—
Time deposits	1,182,173	1,172,783	—	1,172,783	—
Securities sold under repurchase agreements	635,288	635,288	—	635,288	—
Other borrowed funds	30,008	30,008	—	30,008	—
Accrued interest payable	5,648	5,648	—	5,648	—
Long-term debt	8,039	8,266	—	8,266	—
Subordinated debentures held by subsidiary trusts	82,477	92,303	—	92,303	—
Derivative liabilities	9,099	9,099	—	9,099	—
Deferred compensation plan liabilities	11,632	11,632	—	11,632	—
Total financial liabilities	$10,715,659	$10,716,322	$8,751,295	$1,965,027	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$782,023	$782,023	$782,023	$—	$—
Investment securities available-for-sale	1,611,698	1,611,698	—	1,611,698	—
Investment securities held-to-maturity	512,770	513,273	—	513,273	—
Accrued interest receivable	29,852	29,852	—	29,852	—
Mortgage servicing rights, net	18,457	35,656	—	35,656	—
Loans held for sale	61,794	61,794	—	61,794	—
Net loans held for investment	5,340,536	5,248,127	—	5,208,783	39,344
Derivative assets	2,749	2,749	—	2,749	—
Deferred compensation plan assets	10,627	10,627	—	10,627	—
Total financial assets	$8,370,506	$8,295,799	$782,023	$7,474,432	$39,344

Financial liabilities:
Total deposits, excluding time deposits	$6,324,512	$6,324,512	$6,324,512	$—	$—
Time deposits	1,051,598	1,044,670	—	1,044,670	—
Securities sold under repurchase agreements	537,556	537,556	—	537,556	—
Other borrowed funds	6	6	—	6	—
Accrued interest payable	5,421	5,421	—	5,421	—
Long-term debt	27,970	27,477	—	27,477	—
Subordinated debentures held by subsidiary trusts	82,477	73,554	—	73,554	—
Derivative liabilities	1,314	1,314	—	1,314	—
Deferred compensation plan liabilities	10,627	10,627	—	10,627	—
Total financial liabilities	$8,041,481	$8,025,137	$6,324,512	$1,700,625	$—

(16)	Recent Authoritative Accounting Guidance

ASU 2014-09 “Revenue from Contracts with Customers.” In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” was released in August of 2015 deferring the effective date of ASU 2014-09 for all entities by one year until January 1, 2018.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal vs Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in ASU 2016-08 were issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in ASU 2016-10 were issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above.

The Company will adopt the new revenue recognition standard in the first quarter 2018 using the modified retrospective method of adoption, with a cumulative effect adjustment to the beginning balance of retained earnings, if such an adjustment is deemed significant. The Company's revenue is the sum of net interest income and non-interest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues for financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected. The Company expects that ASU 2014-09 will require a change to how certain recurring revenue streams within wealth management and other categories of non-interest income are recognized. However, the Company does not expect these changes to have a significant impact on its results of operations. While the assessment of the aforementioned provisions of ASU 2014-09 is not complete, the Company's accounting policies are not expected to change materially, as the principles of revenue recognition from the updates are largely consistent with existing guidance and current practices. The Company does not anticipate material changes to the timing or amount of revenue recognized, and we will continue to evaluate any impact as additional guidance is issued and internal assessments progress.

ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” In January 2016, the FASB issued ASU 2016-10, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-1, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-1 will be effective for the Company on January 1, 2018, and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach.  The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

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

ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 became effective for the Company on January 1, 2017, and resulted in a $2.4 reduction in income tax expense during the nine months ended September 30, 2017, of which $1.9 was due to the recognition of excess tax benefits related to outstanding stock option awards exercised during the period and $0.5 was due to the recognition of excess tax benefits related to the vesting of restricted stock.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As we approach the effective date, we will consult the framework to determine the impact on the Company's consolidated financial statements, results of operations or liquidity.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the beginning balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On October 16, 2017, the Company declared a quarterly dividend to common shareholders of $0.24 per share, to be paid on November 13, 2017 to shareholders of record as of October 31, 2017.

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

When we refer to “we,” “our,” and “us” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiary, First Interstate Bank ("FIB"), referred to as the "Bank", unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc (the "Company").

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

A more detailed discussion of each of the foregoing risks is included in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Executive Overview

We are a financial holding company headquartered in Billings, Montana. As of September 30, 2017, we had consolidated assets of $12.2 billion, deposits of $9.9 billion, loans of $7.6 billion and total stockholders’ equity of $1.4 billion. We currently operate 126 banking offices, including detached drive-up facilities, in communities across Montana, Wyoming, South Dakota,

Oregon, Idaho, and Washington. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including energy, tourism, agriculture, healthcare, professional services, education, governmental services, construction, mining, retail and wholesale trade.

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

Recent Developments

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades ("BOTC"), an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we have become a regional community bank with over $12 billion in total assets and a geographic footprint that spans Montana, Wyoming, South Dakota, Oregon, Idaho, and Washington. Integration of BOTC into FIB was completed on August 11, 2017.

On June 30, 2017, we sold the custodial rights to our Health Savings Account ("HSA") portfolio to HealthEquity, Inc. for $6.5 million. $3.1 million was attributable to BOTC acquired deposits and considered a fair market value purchase accounting adjustment. The remainder was recognized as a second quarter one-time gain of $3.4 million on the sale of the custodial rights to all the Company's HSA accounts held by First Interstate Bank. Due to attrition in the HSA portfolio between the second quarter date of sale and third quarter transfer of balances, we recognized a $0.3 million reduction in gain during the three months ended September 30, 2017. Total health savings accounts of approximately $55.2 million were transferred to HealthEquity during the third quarter of 2017.

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

Results of Operations

The financial statements as of September 30, 2017 are inclusive of the effects of the combined results of operations including the BOTC acquisition. Due to the timing of the acquisition, certain comparisons between periods are significantly affected by the transaction.

•Net income for the third quarter 2017 was $27.3 million, or $0.48 per share, compared to $21.9 million, or $0.45 per share, for the second quarter 2017 ("linked quarter") and $25.2 million, or $0.56 per share, for the third quarter 2016.
•Acquisition related expenses were $13.0 million, $10.1 million and $1.2 million for the third quarter and second quarter 2017 and third quarter 2016, respectively. The after-tax impact of acquisition related expenses on earnings per share was $0.15, $0.14 and $0.02 per share for the respective periods.
•Net interest income was $100.8 million for the third quarter, up from $79.3 million in the linked quarter and $70.6 million in the third quarter 2016. Increases over the prior periods were largely a result of the full quarter impact of the BOTC acquisition.
•Net interest margin (“NIM”) improved to 3.71% from 3.60% in the linked quarter and 3.58% in the third quarter 2016. The NIM benefited from a higher yield on elevated levels of earning assets.
•Non-interest income was $38.3 million, as compared to $37.2 million in the linked quarter and $35.2 million in the third quarter 2016. Exclusive of a linked quarter $3.4 million gain on sale related to the custodial rights to the Company's health savings accounts ("HSA"), third quarter 2017 increased $4.5 million, or 13.4%, quarter-over-quarter, primarily resulting from the impact of the acquired non-interest revenue streams.
•Non-interest expense was $94.7 million for the third quarter, as compared to $80.4 million for the linked quarter and $65.4 million for the third quarter 2016. Non-interest expense included $13.0 million, $10.1 million and $1.2 million of acquisition related costs for the third quarter and second quarter 2017 and third quarter 2016, respectively. Elevated levels for non-interest expense, exclusive of acquisition costs, were primarily related to staffing and operating the expanded branch network following the acquisition.
•The third quarter 2017 efficiency ratio was 68.1%, down slightly from 69.0% for the second quarter 2017 and up from 61.9% for the third quarter 2016. Efficiency ratios in all three periods were elevated as a result of acquisition costs incurred in each quarter.
•Gross loan balances at September 30, 2017 were down slightly from the linked quarter and up $2.1 billion from December 31, 2016, primarily as a result of the BOTC acquisition. Yields on average loans for the three and nine months ended September 30, 2017 improved to 4.96% and 4.89%, respectively.
•Asset quality improved in third quarter 2017 compared to the linked quarter, with a $6.8 million decrease in non-performing assets and a $7.1 million decrease in criticized loans.
•Investment securities increased $493.2 million to $2.6 billion from $2.1 billion at December 31, 2016, primarily as a result of the acquisition.
•Deposit balances at September 30, 2017 were $9.9 billion, up 34.7% as compared to the prior year end, primarily as a result of the acquisition.
•The allowance for loan losses at the end of the third quarter was 0.99% of period-end loans, stable as compared to the linked quarter and down from 1.47% at the end of third quarter 2016. The decrease from the third quarter 2016 was primarily a result of higher acquired loan balances from BOTC, which were recorded at fair value in purchase accounting, with no corresponding allowance for loan losses.
•At September 30, 2017, stockholders’ equity increased over the linked quarter to $1.4 billion, primarily due to the net income from the third quarter. Book value per share was $25.14, $24.90 and $21.89 for the current, linked and third quarter 2016, respectively.

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

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$7,579,350	$94,716	4.96%	$5,469,294	$66,291	4.82%
Investment securities (2)	2,601,781	12,844	1.96	2,038,498	9,191	1.79
Interest bearing deposits in banks	709,815	2,314	1.29	458,415	607	0.53
Federal funds sold	783	3	1.52	2,183	4	0.73
Total interest earnings assets	10,891,729	109,877	4.00	7,968,390	76,093	3.80
Non-earning assets	1,359,476			777,083
Total assets	$12,251,205			$8,745,473
Interest bearing liabilities:
Demand deposits	$2,785,911	$1,637	0.23%	$2,141,892	$514	0.10%
Savings deposits	3,209,712	2,286	0.28	2,055,083	647	0.13
Time deposits	1,194,265	2,274	0.76	1,088,261	1,938	0.71
Repurchase agreements	597,629	350	0.23	466,079	100	0.09
Other borrowed funds	20,015	350	6.94	8	—	—
Long-term debt	19,854	258	5.16	27,917	457	6.51
Subordinated debentures held by subsidiary trusts	82,477	819	3.94	82,477	698	3.37
Total interest bearing liabilities	7,909,863	7,974	0.40	5,861,717	4,354	0.30
Non-interest bearing deposits	2,826,522			1,843,800
Other non-interest bearing liabilities	105,009			66,822
Stockholders’ equity	1,409,811			973,134
Total liabilities and stockholders’ equity	$12,251,205			$8,745,473
Net FTE interest income		101,903			71,739
Less FTE adjustments (2)		(1,112)			(1,158)
Net interest income from consolidated statements of income		$100,791			$70,581
Interest rate spread			3.60%			3.50%
Net FTE interest margin (3)			3.71%			3.58%
Cost of funds, including non-interest bearing demand deposits (4)			0.29%			0.22%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$6,384,064	$233,547	4.89%	$5,339,479	$192,910	4.83%
Investment securities (2)	2,333,622	33,902	1.94	2,080,454	27,950	1.79
Interest bearing deposits in banks	620,514	4,859	1.05	441,748	1,734	0.52
Federal funds sold	898	8	1.19	1,789	9	0.67
Total interest earnings assets	9,339,098	272,316	3.90	7,863,470	222,603	3.78
Non-earning assets	1,060,039			762,979
Total assets	$10,399,137			$8,626,449
Interest bearing liabilities:
Demand deposits	$2,485,994	$3,954	0.21%	$2,140,981	$1,587	0.10%
Savings deposits	2,617,304	5,455	0.28	2,008,032	1,949	0.13
Time deposits	1,094,488	5,917	0.72	1,101,205	5,899	0.72
Repurchase agreements	574,461	870	0.20	471,165	282	0.08
Other borrowed funds	20,018	1,039	6.94	8	—	—
Long-term debt	12,031	503	5.59	28,313	1,357	6.40
Subordinated debentures held by subsidiary trusts	82,477	2,346	3.80	82,477	2,036	3.30
Total interest bearing liabilities	6,886,773	20,084	0.39	5,832,181	13,110	0.30
Non-interest bearing deposits	2,257,082			1,779,344
Other non-interest bearing liabilities	73,647			60,301
Stockholders’ equity	1,181,635			954,623
Total liabilities and stockholders’ equity	$10,399,137			$8,626,449
Net FTE interest income		252,232			209,493
Less FTE adjustments (2)		(3,225)			(3,329)
Net interest income from consolidated statements of income		$249,007			$206,164
Interest rate spread			3.51%			3.48%
Net FTE interest margin (3)			3.61%			3.56%
Cost of funds, including non-interest bearing demand deposits (4)			0.29%			0.23%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.

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

Net Interest Income. Our net interest income on a fully taxable equivalent, or FTE, basis increased $30.2 million, or 42.0%, to $101.9 million during the three months ended September 30, 2017, as compared to $71.7 million for the same period in 2016, and $42.7 million, or 20.4% to $252.2 million during the nine months ended September 30, 2017, as compared to $209.5 million for the same period in 2016. These increases were primarily attributable to higher outstanding loan balances as a result of the BOTC acquisition. Additionally, FTE interest income was positively impacted by higher yields on loans, investment securities and interest bearing deposits in banks, which were partially offset by a higher cost of funds, primarily influenced by the increases in the Federal Fund rate.

Also positively impacting our net FTE interest income during the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $4.0 million during the three months ended September 30, 2017, of which $2.1 million was the result of early loan payoffs, and $6.9 million during the nine months ended September 30, 2017, of which $2.9 million was the result of early loan payoffs. This compares to $1.4 million during the three months ended September 30,

2016, of which $0.8 million was the result of early loan payoffs, and $4.7 million during the nine months ended September 30, 2016, of which $2.1 million was the result of early loan payoffs.

Recoveries of charged-off interest also impacted net FTE interest income. Charged-off interest recoveries were $2.0 million and $4.6 million during the three and nine months ended September 30, 2017, as compared to $1.8 million and $2.2 million during the same respective periods in 2016.

Our net interest margin ratio increased 13 basis points to 3.71% for the three months ended September 30, 2017, as compared to 3.58% for the same period in 2016. Similarly, our net interest margin ratio increased 5 basis points to 3.61% for the nine months ended September 30, 2017, as compared to 3.56% for the same period in 2016. Increases in net FTE interest margin ratio during the three months ended September 30, 2017, as compared to the same period in 2016, were primarily due to increases in average outstanding loans and higher yields on interest earning assets, offset by a 7 basis point increase in funding costs. The net FTE interest margin ratio of 3.61% improved during the nine months ended September 30, 2017, as compared to the same period in 2016, with higher yields on increased levels of interest earning assets partially offset by a higher cost of funds on increased levels of interest bearing liabilities.

Exclusive of the impact of interest accretion on acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.49% during the three months ended September 30, 2017, as compared to 3.42% for the same period in 2016, and 3.45% during the nine months ended September 30, 2017, as compared to 3.44% during the same period in 2016.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in thousands)	Three Months Ended September 30, 2017 compared with Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 compared with Nine Months Ended September 30, 2016
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$25,575	$2,850	$28,425	$37,740	$2,897	$40,637
Investment securities (1)	2,540	1,113	3,653	3,401	2,551	5,952
Interest bearing deposits in banks	333	1,374	1,707	702	2,423	3,125
Federal funds sold	(3)	2	(1)	(4)	3	(1)
Total change	28,445	5,339	33,784	41,839	7,874	49,713
Interest bearing liabilities:
Demand deposits	151	972	1,123	256	2,111	2,367
Savings deposits	356	1,283	1,639	591	2,915	3,506
Time deposits	185	151	336	(36)	54	18
Repurchase agreements	28	222	250	62	526	588
Other borrowed funds	—	350	350	—	1,039	1,039
Long-term debt	(129)	(70)	(199)	(780)	(74)	(854)
Subordinated debentures held by subsidiary trusts	—	121	121	—	310	310
Total change	591	3,029	3,620	93	6,881	6,974
Increase in FTE net interest income	$27,854	$2,310	$30,164	$41,746	$993	$42,739

(1)Interest income for tax exempt loans and securities are presented on an FTE basis.

Provision for Loan Losses. Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon composition of our loan portfolio, evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $3.4 million during the three months ended September 30, 2017, as compared to $2.4 million during same period in 2016. The increase in provision for loan loss over the third quarter 2016 was primarily a result of a higher level of charge-offs. During the nine months ended September 30, 2017, the Company recorded a provision for loan losses of $7.5 million, as compared to $8.9 million during the same period in 2016. The year-over-year decrease in provision for loan loss is reflective of a decline in specific reserves along with improving allocation rates for current economic conditions, policies and procedures.

For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For more information on our allowance for loan losses, see "Allowance for Loan Losses" included herein.

Non-interest Income.

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Payment services revenues	$12,366	$9,019	37.1%	$31,036	$25,658	21.0%
Mortgage banking revenues	8,251	11,303	(27.0)	22,442	28,311	(20.7)
Wealth management revenues	5,544	4,995	11.0	15,641	14,736	6.1
Service charges on deposit accounts	5,904	4,692	25.8	15,314	13,781	11.1
Other service charges, commissions and fees	3,584	2,628	36.4	9,618	8,081	19.0
Loss on termination of interest rate swap	(1,128)	—	100.0	(1,128)	—	100.0
Investment securities gains (losses), net	771	225	242.7	778	312	149.4
Other income	2,982	2,299	29.7	10,860	7,049	54.1
Non-recurring litigation recovery	—	—	—	—	3,750	(100.0)
Total non-interest income	$38,274	$35,161	8.9%	$104,561	$101,678	2.8%

Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. Total non-interest income increased $3.1 million, or 8.9%, to $38.3 million for the three months ended September 30, 2017, as compared to $35.2 million for the same period in 2016, and $2.9 million, or 2.8%, to $104.6 million for the nine months ended September 30, 2017, as compared to $101.7 million during the same period in 2016.

Non-interest income for the nine months ended September 30, 2017, includes a one-time net gain of $3.1 million recognized on the sale of the custodial rights to all of the Company's health savings accounts held by FIB. In total, the Company sold the custodial rights to HealthEquity for $6.2 million, of which $3.1 million was attributable to BOTC acquired deposits and reduced the core deposit intangible recorded in the acquisition. Additionally, non-interest income for the nine months ended September 30, 2016 included a $3.8 million non-recurring litigation recovery. Exclusive of these items, total non-interest income increased $3.6 million during the nine months ended September 30, 2017 when compared to the same period in 2016. Significant components of the change in non-interest income between comparable periods are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $3.3 million, or 37.1%, to $12.4 million during the three months ended September 30, 2017, as compared to $9.0 million during the same period in 2016. Increases are largely a result of the BOTC activity included for the full quarter, as well as normal seasonality experienced in the summer months. For the nine months ended September 30, 2017, payment services revenue increased $5.4 million when compared to the same period in 2016.

Mortgage banking revenues decreased $3.1 million, or 27.0%, to $8.3 million and decreased $5.9 million, or 20.7%, to $22.4 million during the three and nine months ended September 30, 2017, as compared to $11.3 million and $28.3 million during the same periods in 2016. The decreases from the respective periods are mainly attributable to a softening in the refinance market, given where we are in the interest rate cycle. Our overall loan production for originated home purchases was approximately 78.7% and 73.2% of production for the three and nine months ended September 30, 2017, respectively, compared to 56.4% and 60.6% for the same periods in 2016.

Non-interest Expense.

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Salaries and wages	$34,662	$26,908	28.8%	$88,440	$79,755	10.9%
Employee benefits	10,185	8,610	18.3	29,612	26,285	12.7
Outsourced technology services	6,569	5,211	26.1	17,869	14,843	20.4
Occupancy, net	6,059	4,413	37.3	16,028	13,361	20.0
Furniture and equipment	3,151	2,398	31.4	8,163	7,114	14.7
OREO expense, net of income	242	8	2,925.0	228	109	109.2
Professional fees	1,888	1,191	58.5	4,712	3,635	29.6
FDIC insurance premiums	1,666	1,212	37.5	3,327	3,668	(9.3)
Mortgage servicing rights amortization	816	854	(4.4)	2,135	2,210	(3.4)
Mortgage servicing rights impairment (recovery)	(12)	(16)	(25.0)	(84)	(21)	300.0
Core deposit intangibles amortization	1,885	875	115.4	3,577	2,529	41.4
Other expenses	14,529	12,542	15.8	40,887	36,740	11.3
Acquisition related expenses	13,016	1,197	987.4	23,854	1,197	1,892.8
Total non-interest expense	$94,656	$65,403	44.7%	$238,748	$191,425	24.7%

Non-interest expense increased $29.3 million, or 44.7%, to $94.7 million during the three months ended September 30, 2017 as compared to the same period in 2016. Included in non-interest expenses for the three months ended September 30, 2017 and 2016 are $13.0 million and $1.2 million, respectively, of expenses related to acquisitions, including legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. For the nine months ended September 30, 2017, non-interest expense increased $47.3 million, or 24.7%, to $238.7 million when compared to the same period in 2016. Included in non-interest expenses for the nine months ended September 30, 2017 and 2016 are $23.9 million and $1.2 million of acquisition related expenses, respectively. For additional information regarding acquisitions, see "Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $7.8 million, or 28.8%, to $34.7 million during the three months ended September 30, 2017, as compared to $26.9 million during the same period in 2016, primarily due to the acquisition of BOTC. Salaries and wages expense increased $8.7 million, or 10.9%, to $88.4 million during the nine months ended September 30, 2017, as compared to $79.8 million during the same period in 2016, due to the impact of BOTC and Flathead acquisitions.

Core deposit intangible amortization expense increased $1.0 million, or 115.4%, to $1.9 million during the three months ended September 30, 2017 as compared to $0.9 million in the same period of 2016 with the increase attributable to the BOTC acquisition. For the nine months ended September 30, 2017 core deposit amortization expense increased $1.0 million as compared to the same period of 2016 as decreasing amortization on previous acquisition related core deposit intangibles were partially offset by the increase from the acquisition of BOTC.

Other expenses increased $2.0 million, or 15.8%, to $14.5 million during the three months ended September 30, 2017, as compared to $12.5 million during the same period in 2016, primarily due to normal fluctuations in operating expenses and the acquisition of BOTC. For the nine months ended September 30, 2017, other expenses increased $4.1 million, or 11.3%, to $40.9 million as compared to the same period in 2016 primarily due to the acquisition of BOTC, which were partially offset by efficiencies from the continued scalability initiatives of the Company.

The remaining increase in non-interest expenses is largely due to the impact of both the BOTC and Flathead Bank acquisitions.

Income Tax Expense. Our effective tax rate decreased slightly to 33.5% for the three months ended September 30, 2017 compared to 33.7% for the three months ended September 30, 2016. Similarly, our effective rate decreased to 32.7% for the nine months ended September 30, 2017 as compared to 34.1% in the same period of 2016. Both decreases were a result of the January 1, 2017 adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." Our income tax expense for the three and nine months ended September 30, 2017 includes a tax benefit of $0.3 million and $2.3 million, respectively, related to the exercise of outstanding stock option awards and the vesting of restricted shares.  Exclusive of the effect of this tax benefit, our effective tax rate for the nine months ended September 30, 2017 was 34.8%. The remaining fluctuation was largely a result of a higher ratio of taxable to tax-exempt income and additional state taxes due to higher rates in the expanded footprint as a result of the BOTC acquisition.

Financial Condition

Total Assets. Total assets increased $3.1 billion, or 34.7% to $12.2 billion as of September 30, 2017, from $9.1 billion as of December 31, 2016, primarily as a result of the acquisition of BOTC. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans. Total loans increased $2.1 billion, or 37.8%, to $7.6 billion as of September 30, 2017, as compared to $5.5 billion as of December 31, 2016 primarily as a result of the recent acquisition of BOTC. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total loans grew organically $13.4 million from December 31, 2016.
Loans Held for Investment. Loans held for investment accounted for the majority of the increase in total loans in large part due to the acquisition of BOTC. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total loans held for investment grew organically $25.6 million from December 31, 2016. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $1.6 billion, or 45.7%, to $5.1 billion as of September 30, 2017. Included in this portfolio, commercial real estate loans increased $924.1 million, or 50.4%, to $2.8 billion as of September 30, 2017. Exclusive of the BOTC acquisition, total commercial real estate loans decreased $33.9 million, or 1.9%, from December 31, 2016. Construction loans increased $221.2 million, or 45.9%, to $703.2 million as of September 30, 2017, from $482.0 million as of December 31, 2016. Exclusive of acquired BOTC loans, construction loans decreased $16.1 million, or 3.3%, from December 31, 2016. Residential real estate loans increased $471.6 million, or 45.9%, to $1.5 billion as of September 30, 2017. Exclusive of acquired BOTC loans, residential real estate loans increased $11.5 million, or 1.1%, from December 31, 2016.
Indirect consumer loans increased $36.4 million, or 4.8%, to $788.8 million as of September 30, 2017, from $752.4 million as of December 31, 2016, with all of the increase attributable to organic growth. The BOTC acquisition provides the Company with the opportunity to expand this portfolio to clients in Washington, Oregon and Idaho.
Commercial loans increased $388.3 million, or 48.7%, to $1.2 billion as of September 30, 2017. Exclusive of the acquisition and the disposition of $31.7 million of shared national credits acquired from BOTC, total commercial loans increased organically $29.0 million, or 3.6% from December 31, 2016.
Loans Held for Sale. Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $12.1 million, or 19.5%, to $49.7 million as of September 30, 2017, from $61.8 million as of December 31, 2016. The lower balance, relative to last year, is attributable to a softening in the refinance market, given where we are in the interest rate cycle.
Non-performing Assets. Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Nonperforming Assets and Troubled Debt Restructurings
(Dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Non-performing loans:
Non-accrual loans	$74,480	$76,687	$74,580	$72,793	$71,469
Accruing loans past due 90 days or more	5,665	9,362	4,527	3,789	8,131

Total non-performing loans	80,145	86,049	79,107	76,582	79,600
OREO	10,344	11,286	9,428	10,019	9,447

Total non-performing assets	$90,489	$97,335	$88,535	$86,601	$89,047

Troubled debt restructurings not included above	$10,862	$14,956	$16,379	$22,343	$17,163

Non-performing loans to total loans	1.06%	1.14%	1.47%	1.40%	1.44%
Non-performing assets to total loans and OREO	1.20%	1.29%	1.64%	1.58%	1.61%
Non-performing assets to total assets	0.74%	0.80%	0.98%	0.96%	0.99%

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in thousands)	September 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Real estate:
Commercial	$30,544	38.1%	$26,514	34.6%
Construction:
Land acquisition and development	4,785	6.0	5,304	6.9
Commercial	3,844	4.8	762	1.0
Residential	675	0.8	456	0.6
Total construction	9,304	11.6	6,522	8.5
Residential	5,898	7.4	7,137	9.3
Agricultural	2,218	2.7	4,327	5.7
Total real estate	47,964	59.8	44,500	58.1
Consumer	2,949	3.7	2,894	3.8
Commercial	27,609	34.4	26,166	34.2
Agricultural	1,623	2.0	3,022	3.9
Other	—	—	—	—
Total non-performing loans	$80,145	100.0%	$76,582	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $1.8 million and $2.5 million would have been accrued for the nine months ended September 30, 2017 and 2016, respectively. Non-accrual loans increased approximately $1.7 million, to $74.5 million as of September 30, 2017, from $72.8 million as of December 31, 2016. Accruing loans past due 90 days or more increased $1.9 million, or 49.5%, from December 31, 2016, primarily due to the loans purchased in the BOTC acquisition. The decline in the non-performing ratios from December 31, 2016 was a result of higher loan balances and total assets from the BOTC acquisition.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2017, management determined that an allowance of $727 thousand related to loans acquired in prior year acquisitions with evidence of credit impairment was required under generally accepted accounting principles.
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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in thousands)	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Balance at beginning of period	$75,701	$76,231	$76,214	$81,235	$80,340
Provision charged to operating expense	3,443	2,355	1,730	1,078	2,363
Charge offs:
Real estate
Commercial	1,070	527	18	2,382	173
Construction	447	(7)	259	—	72
Residential	178	444	167	—	135
Agricultural	—	21	—	8	—
Consumer	3,115	2,412	2,596	2,846	2,157
Commercial	2,609	1,044	793	3,754	578
Agricultural	41	49	22	(5)	—
Total charge-offs	7,460	4,490	3,855	8,985	3,115
Recoveries:
Real estate
Commercial	293	290	371	38	83
Construction	177	25	96	313	31
Residential	136	—	53	113	103
Agricultural	7	(6)	4	4	4
Consumer	962	1,109	1,205	615	742
Commercial	1,313	158	391	1,802	680
Agricultural	—	29	22	1	4
Total recoveries	2,888	1,605	2,142	2,886	1,647
Net charge-offs	4,572	2,885	1,713	6,099	1,468
Balance at end of period	$74,572	$75,701	$76,231	$76,214	$81,235

Period end loans	$7,552,116	$7,555,973	$5,399,779	$5,478,544	$5,530,915
Average loans	7,579,350	6,128,867	5,420,245	5,493,911	5,469,294
Net loans charged-off to average loans, annualized	0.24%	0.19%	0.13%	0.44%	0.11%
Allowance to period end loans	0.99%	1.00%	1.41%	1.39%	1.47%

Our allowance for loan losses was $74.6 million, or 0.99% of period end loans, as of September 30, 2017. Declines in the percentage of allowance for loan losses to period end loans in recent quarters was a result of higher loan balances from BOTC acquired loans, which were recorded at fair value in accordance with purchase accounting, and no corresponding allowance for loan losses. Although we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities. We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $493.2 million, or 23.2%, to $2.6 billion, or 21.4% of total assets, as of September 30, 2017, from $2.1 billion, or 23.4% of total assets, as of December 31, 2016. The increase is attributable to the acquisition of BOTC. As of September 30, 2017, the estimated duration of our investment portfolio was 2.6 years, as compared to 3.0 years as of December 31, 2016.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2017, we had investment securities with fair values aggregating $189.6 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $3.2 million as of September 30, 2017 were attributable to changes in interest rates. No impairment losses were recorded during the three and nine months ended September 30, 2017 or 2016.

Cash and Cash Equivalents. Cash and cash equivalents increased $100.8 million, or 12.9%, to $882.8 million as of September 30, 2017, from $782.0 million as of December 31, 2016. During the first nine months of 2017, cash and cash equivalents increased as a result of the acquisition of BOTC, which were partially offset by loan growth funded through available funds.

Goodwill and Other Intangible Assets. Goodwill increased $232.2 million, from $212.8 million as of December 31, 2016, to $445.0 million as of September 30, 2017. Core deposit intangibles, net of accumulated amortization, increased $41.3 million from $9.6 million as of December 31, 2016, to $51.0 million as of September 30, 2017. These increases are attributable to provisional goodwill and core deposit intangibles recorded in conjunction with the acquisition of BOTC.

Other Assets. Other assets increased $68.2 million, or 83.4%, to $149.9 million as of September 30, 2017, from $81.7 million as of December 31, 2016. The increase was primarily due to the acquisition of BOTC. For additional information regarding the acquisition, see "Recent Developments" included herein.

Deferred Tax Asset / Liability. Our net deferred tax asset increased to $5.3 million as of September 30, 2017, from a net deferred tax liability of $6.8 million as of December 31, 2016, primarily as a result of increases in net deferred tax assets resulting from the acquisition of BOTC, partially offset by decreases in unrealized losses on available-for-sale investment securities.

Deposits. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $2.6 billion, or 34.7%, to $9.9 billion as of September 30, 2017, from $7.4 billion as of December 31, 2016, as a result of deposits acquired in the acquisition of BOTC. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in thousands)	September 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Non-interest bearing demand	$2,965,332	29.9%	$1,906,257	25.8%
Interest bearing:
Demand	2,693,266	27.1	2,276,494	30.9
Savings	3,092,697	31.1	2,141,761	29.0
Time, $100 and over	452,853	4.6	461,368	6.3
Time, other (1)	729,320	7.3	590,230	8.0
Total interest bearing	6,968,136	70.1	5,469,853	74.2
Total deposits	$9,933,468	100.0%	$7,376,110	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDAR, deposits of $89.0 million as of September 30, 2017 and $25.7 million as of December 31, 2016.

Other Borrowings and Long-term Debt. Other borrowings increased to $30.0 million as of September 30, 2017, as compared to $6 thousand as of December 31, 2016. Long-term debt decreased to $8.0 million as of September 30, 2017, as compared to $28.0 million as of December 31, 2016. The fluctuation in both balances relates to the reclassification of $20.0 million of subordinated debt, as the maturity of the debt is now under one year.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $436.8 million, or 44.5%, to $1.4 billion as of September 30, 2017, from $982.6 million as of December 31, 2016, due to the retention of earnings, increases in unrealized holding gains on available-for-sale investment securities, net of taxes, proceeds from stock option exercises, and the issuance of additional shares of Class A common stock with an aggregate value of $386.0 million as partial consideration for the acquisition of BOTC.

On October 16, 2017, the Company's board of directors declared a quarterly dividend of $0.24 per common share, payable on November 13, 2017, to owners of record as of October 31, 2017. The dividend equates to a 2.63% annual yield based on the $36.23 average closing price of the Company's common stock during the third quarter of 2017.
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord ("Basel III"). Under Basel III, certain deductions and adjustments to regulatory capital began phasing in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented on January 1, 2019. As of September 30, 2017 and December 31, 2016, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

	Actual		Regulatory minimum to be "well capitalized" (1)
	Amount	Ratio	Amount	Ratio
September 30, 2017
Total risk-based capital:
Consolidated	$1,100,588	12.76%	$862,253	10.00%
FIB	1,097,287	12.78	858,350	10.00
Tier 1 risk-based capital:
Consolidated	1,026,016	11.90	689,802	8.00
FIB	1,022,715	11.91	686,680	8.00
Common equity tier 1 risk-based capital:
Consolidated	949,821	11.02	560,464	6.50
FIB	1,022,715	11.91	557,928	6.50
Leverage capital ratio:
Consolidated	1,026,016	8.71	589,026	5.00
FIB	1,022,715	8.72	586,384	5.00

	Actual		Regulatory minimum to be "well capitalized" (1)
	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974,488	15.13%	$643,876	10.00%
FIB	841,967	13.13	641,320	10.00
Tier 1 risk-based capital:
Consolidated	894,273	13.89	$515,101	8.00
FIB	765,753	11.94	513,056	8.00
Common equity tier 1 risk-based capital:
Consolidated	814,273	12.65	$418,519	6.50
FIB	765,753	11.94	416,858	6.50
Leverage capital ratio:
Consolidated	894,273	10.11	$442,297	5.00
FIB	765,753	8.69	440,353	5.00
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

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiary and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2017, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2017, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in risk factors described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2017.
(b) Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
July 2017	—	$—	—	24,123
August 2017	—	—	—	24,123
September 2017	1,273	36.81	—	24,123
Total	1,273	$36.81	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2006 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 8, 2017	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	November 8, 2017	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.