Form 10-K
period 2017-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2018-02-28
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Class B common stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,317,809,107.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2018:

Class A common stock	33,580,995
Class B common stock	22,907,947
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 2, 2018. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

PART I
Item 1. Business

The disclosures set forth in this report are qualified by Item 1A. Risk Factors included herein and the section captioned “Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. When we refer to “we,” “our,” “us” or the “Company” in this annual report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank (“FIB”), unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or "FIB" in this annual report, we mean First Interstate Bank.

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971, headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ under the symbol “FIBK.” As of December 31, 2017, we had consolidated assets of $12.2 billion, deposits of $9.9 billion, loans of $7.6 billion and total stockholders’ equity of $1.4 billion. We currently operate 126 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

In January 2017, we acquired for cash, all rights, title and interest in and to all First Interstate-related U.S. trademark registrations, or Trademarks, domain names and common law rights and goodwill associated with the Trademarks that were previously owned by Wells Fargo & Company. We are now able to use the “First Interstate” name and logo throughout the United States.

Our goal is to be the premier financial services provider within the communities we serve. With that as the backdrop, we are committed to being a leader in the financial and social fabric of our communities by continuously strengthening our relationships with our employees and our clients while driving long-term shareholder value. As a community bank we adhere to six common values that provide a foundation for our growth and success. They are: (1) we put people first; (2) we strive for excellence; (3) we act with integrity; (4) we embrace change; (5) we are committed to our communities; and (6) we celebrate success. These values support our commitment to our employees, our clients, our communities and our shareholders.

We have grown our business by adhering to this set of values and we have a long-term perspective that emphasizes providing high-quality financial products and services, delivering exceptional client service, influencing business leadership through professional and dedicated managers and employees, assisting our communities through financial contributions and socially responsible leadership and cultivating a strong corporate culture. In addition, we plan to continue to expand our business in a disciplined and prudent manner, fueled by organic growth in our existing market areas and expansion into new and complementary markets when appropriate opportunities arise.

Recent Acquisitions

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades ("BOTC"), an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we have become a regional community bank with over $12 billion in total assets and a geographic footprint that spans Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Integration of BOTC into FIB was completed on August 11, 2017.

On April 6, 2016, our bank subsidiary, FIB, entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork, or Flathead Bank, a wholly-owned subsidiary of Flathead Holding Company of Bigfork, with branches located in western and northwestern Montana. The acquisition was completed on August 12, 2016 for cash consideration of $34.1 million. Flathead Bank was merged with FIB immediately subsequent to the acquisition. As of the date of the acquisition, Flathead Bank had total assets of $254.2 million, loans of $83.3 million and deposits of $209.6 million.

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

Lending Activities

We offer real estate, consumer, commercial, agricultural and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies. Minimum underwriting standards generally specify that loans: (i) are made to borrowers located within our market footprint with the exception of participation loans and loans to national accounts; (ii) are made only for identified legal purposes; (iii) have specifically identified sources of repayment; (iv) mature within designated maximum maturity periods that coincide with repayment sources; (v) are appropriately collateralized whenever possible; (vi) are supported by current credit information; (vii) do not exceed the Bank's legal lending limit; (viii) with medium-term fixed interest rates or variable rates are adjusted within designated time frames; and (ix) require a flood determination prior to closing. In addition, our minimum underwriting standards include lending limitations to prevent concentrations of credit in agricultural, commercial, real estate or consumer loans. Further, each minimum underwriting standard must be documented, with exceptions noted, as part of the loan approval process.

While each loan must meet minimum underwriting standards established in our credit policies, lending officers and branch loan officers are granted levels of credit authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch and market levels. Credit authorities are established and assigned based on the credit experience and credit acumen of each branch loan officer. Credit authority is under the direction of our Chief Credit Officer or such officer's designee and is reviewed on an ongoing basis. Credits over the authority of branch loan officers are approved by our credit administration group.

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

Market Area

The following table reflects our deposit market share and branch locations by state:
Deposit Market Share and Branch Locations by State

	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Montana	17.75%	1st	46
Idaho	2.59	11th	14
Oregon	2.63	8th	28
South Dakota	0.15	12th	15
Washington	0.07	58th	4
Wyoming	15.49	2nd	19
Total			126
(1) Source: FDIC.gov-data as of June 30, 2017.
(2) As of December 31, 2017.

We operate in markets that have a diverse employment base covering numerous industries and we believe our community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets.

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

Employees

We recognize quality, engaged employees are critical to our ability to serve our customers and to the success of our company. We strive to be the employer of choice in the markets we serve. At December 31, 2017, we employed 2,207 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulation and Supervision

Regulatory Authorities

We are subject to extensive regulation under federal and state laws. A description of certain material laws and regulations applicable to us is summarized below. This description is not intended to summarize all laws and regulations applicable to us. Descriptions of statutory and regulatory provisions and requirements do not purport to be complete and are qualified in their entirety by reference to those provisions. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters and similar written guidance. Those issuances may affect the conduct of our business or impose additional regulatory obligations. Additionally, proposals to change laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on the Company cannot be determined with any certainty.

As a public company, we are subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as administered by the Securities and Exchange Commission, or the SEC.

As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, regulation and regular examination by the Board of Governors of the Federal Reserve System, or Federal Reserve.

The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve, the Montana Department of Administration, Division of Banking and Financial Institutions, or Montana Division, and the Consumer Financial Protection Bureau, or CFPB.

The Bank's deposits are insured by the Deposit Insurance Fund, or DIF, of the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act, or the FDIA, and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.

The Company and the Bank are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the Office of the Comptroller of the Currency, or the OCC, and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.

The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.

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

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. The Federal Reserve considers a number of factors in evaluating acquisitions including, but not limited to, the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities served and competitive factors. Under the Dodd-Frank Act, when considering an application, the Federal Reserve is also required to evaluate whether the transaction would result in more concentrated risks to the United States banking or financial system. Under federal law and regulations, a bank holding company may acquire banks in states other than its home state if, among other things, the bank holding company is both “well capitalized” and “well managed” both before and after the acquisition.

Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 22% of the total deposits of insured depository institutions located in Montana. As of June 30, 2017, based on publicly available information provided by the FDIC, the Bank controlled approximately 17.8% of the total deposits of all insured depository institutions located in Montana. The state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.

In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana may conduct periodic on-site and off-site inspections and credit reviews throughout the year. The federal banking agencies, including the Federal Reserve, may require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted to bank holding companies under governing law.

Dividends and Restrictions on Transfers of Funds

Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends to our shareholders, and are limited by laws and regulations of state and federal law. The Company and the Bank are also subject to various regulatory restrictions relating to capital distributions, including dividends, regulatory capital minimums and the requirement to remain “well-capitalized” under the prompt corrective action regulations summarized in the “Capital Standards and Prompt Corrective Action” section below. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years' net earnings without providing notice to the Montana Division.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings and is reduced by substantially all of the regulatory deductions including items such as goodwill and other intangibles and certain deferred tax assets. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like us that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements in individual cases where deemed necessary. The Federal Reserve has not established individual capital requirements applicable to us or the Bank.

The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. At this time, we meet the criteria for grandfathering under the Dodd-Frank Act, therefore, the limitations on use of hybrid capital instruments do not apply to our outstanding instruments. However, once the Company surpasses $15.0 billion in assets, we may lose Tier 1 qualification of trust preferred securities.

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

Safety and Soundness Standards and Other Supervisory and Enforcement Mechanisms

The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, internal controls and audit systems. These standards are designed to identify potential concerns and ensure action is taken to address those concerns before they pose a risk to the DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may take other supervisory action.

Pursuant to the Dodd-Frank Act, federal banking regulators impose additional supervisory measures on banking organizations when they exceed $10 billion in assets. These include enhanced risk management and corporate governance processes and stress-testing requirements based on scenarios specified by the regulators.

The Federal Reserve has authority to bring enforcement action against a bank or bank holding company and all “institution-affiliated parties” of a bank or bank holding company, including directors, officers, stockholders, and under certain circumstances, attorneys, appraisers and accountants for the bank or holding company. Formal enforcement actions may include measures such as the issuance of a capital directive or cease and desist order to removal of officers and/or directors or the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and can range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Federal Reserve that enforcement action be taken with respect to a particular bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. Montana law also provides the Montana Division with various enforcement mechanisms and, ultimately, authority to appoint a receiver or conservator for a Montana bank.

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

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or the FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

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

The CFPB has promulgated numerous regulations relating to consumer financial services-related topics, such as mortgage origination disclosures, mortgage servicing practices, and others.

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

Incentive Compensation

In May 2016, the Federal Reserve Board, other federal banking agencies and the SEC jointly published re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of February 2018, if these or other regulations are adopted in a form similar to the proposed rule-making, they will impose limitations on the manner in which we may structure compensation for our executives.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cyber-security attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cyber-security.

Website Access to SEC Filings

The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. The public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1580, 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report.

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

Our customers are located predominantly in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Our profitability largely depends on the general economic conditions in these areas.
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

While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. As of December 31, 2017, we had $4.0 billion of commercial loans, including $2.8 billion of commercial real estate loans, representing approximately 52.6% of our total loan portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made on the basis of the borrowers' ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition, and results of operations.

In addition, at December 31, 2017, we had $2.4 billion of agricultural, construction, residential and other real estate loans, representing approximately 31.6% of our total loan portfolio. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Changes in interest rates may have an adverse effect on demand for our products and services and our profitability.

Our earnings and financial condition are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Open Market Committee, affect interest income and interest expense. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. For example, rising interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result an increase in non-performing loans. Additionally, rising interest rates may increase the cost of our deposits, which are a primary source of funding. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our cash flows, financial condition and results of operations.

Our acquisitions, including our recent acquisition of Cascade Bancorp, and the integration of acquired businesses subject us to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

We have in the past, and may in the future, seek to grow our business by acquiring other businesses. In May 2017, we completed our acquisition of Cascade Bancorp. In August 2017, we performed system conversion and integration of the Bank of the Cascades. There is risk that our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, delinquency trends, economic conditions, and regular reviews of loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if banking authorities or regulations require us to increase the allowance for loan losses, our net income may be adversely affected. As a result, an increase in loan losses could have a material adverse effect on our earnings, financial condition, results of operations and prospects.

Additional regulatory requirements imposed upon us as a result of our assets exceeding $10 billion could have an adverse effect on our financial condition or results of operations.

The Dodd-Frank Act, and its implementing regulations, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the Federal Reserve’s capital planning, adequacy, and liquidity requirements under the Dodd-Frank Act and other banking laws may limit the ability to pay dividends, pursue acquisitions, and repurchase common stock. As of June 30, 2017, we had our first quarter with over $10 billion in total consolidated assets, thus are subject to the heightened regulatory requirements as outlined in the Dodd-Frank Act. Many provisions of the Dodd-Frank Act could have a direct effect on our performance and adversely affect our financial condition, as discussed by examples below:

•
Consumer Financial Protection Bureau (“CFPB”) Supervisory Authority. The CFPB has broad rule-making authority to implement new consumer protection rules and regulations, including the authority to prohibit “unfair, deceptive or abusive acts and practices.” The CFPB has examination and enforcement authority over all banks and bank holding companies with more than $10 billion in total consolidated assets, and accordingly, assumes examination and enforcement authority over us.

Various rules promulgated by the CFPB, and interpretations of pre-existing statutes and rules by the CFPB, could negatively affect our business and financial condition. For example, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on the Company’s operations, as the Company is both a mortgage originator and a servicer.

•
The Durbin Amendment. The Durbin Amendment to the Dodd-Frank Act provides that the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result, we can expect our future annual interchange revenue to decline by approximately $11.5 million. This rule applies to us July 1, 2018; as such we expect a negative impact of approximately $5.8 million in the second half of 2018.

•
Changes to Deposit Insurance Assessments. The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. Due to our asset size, we will no longer be entitled to benefit from the historical offset we have received. Any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company cannot predict the additional effects and overall cost of compliance with the Dodd-Frank Act, regulations promulgated under the Act, or interpretations of other regulations by the CFPB will have on the Company’s businesses or its ability to pursue future business opportunities as a result of our increased asset size. Additional regulations resulting from the Dodd-Frank Act may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, engage external consultants or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

Loss of deposits or a change in mix could increase the Company's funding costs.

Deposits are a low cost and stable source of funding. We depend on checking and savings, negotiable order of withdrawal (NOW), and money market deposit account balances and other forms of customer deposits as our primary source of funding. The availability of internet banking products has increased the mobility of customer deposits. We compete with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding. Customers may shift their deposits into higher cost products or the Company may need to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest income and net income.
We may be adversely affected by declining oil and gas prices, and declining demand for coal.

Oil and gas drilling and production in Wyoming and in the Bakken Formation in Montana and North Dakota have been important contributors to our region's economic growth over the years. As of December 31, 2017, our direct exposure to the oil and gas industry was approximately $75.6 million in outstanding loans, including approximately $57.9 million advanced to oil and gas service companies. As of December 31, 2017, we also had commitments to lend an additional $17.7 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our customers. We carefully monitor the impact of volatility in oil and gas prices on our loan portfolio. As of December 31, 2017, 67.6% of our outstanding oil and gas loans were criticized.

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

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we had goodwill of $444.7 million, or 31.2% of our total stockholders' equity.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board ("FASB"), and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, the FASB issued amendments to its guidance on the credit impairment of financial instruments. The amendments, which will be effective for our first fiscal year after December 15, 2019, would introduce a new impairment model based on current expected credit losses, or CECL rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments. The amendment may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

We are dependent upon the services of our management team and directors.

Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. We do not currently have employment agreements or non-competition agreements with any of our key executives, other than an employment agreement with our president and chief executive officer, Kevin P. Riley. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.

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

Changes in new governmental regulation and new or changes in existing regulation could have a material adverse effect on the Company.

The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the DIF and the banking system as a whole. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The President of the United States of America has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework and the republican majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post financial crisis framework. The Company expects its business will remain subject to extensive regulation and supervision.

Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. The regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. Any regulatory changes could adversely and materially affect the Company.

We are subject to more stringent capital requirements.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, in July 2013, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The rule required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. In addition, the final rule established a “capital conservation buffer” that, once fully phased in and combined with established minimum common equity, risk based assets capital, and total capital ratios, will exceed the prompt corrective action “well-capitalized” thresholds. (According to the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 8.0% or greater; a Tier 1 leverage ratio of 5.0% or greater; a common equity Tier 1 capital ratio of 6.5% or greater; and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.)

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

The table below compares minimum required capital ratios and the well-capitalized minimums to current actual ratios for the Company and the Bank on a transitional phase-in basis as of December 31, 2017. The well-capitalized standard for the Company is from Regulation Y and the well-capitalized standard for the Bank is from Prompt Corrective Action, or PCA, regulations.

			Well-Capitalized Minimums
	Minimum Regulatory	Minimum Ratio + Capital
	Capital Ratio	Conservation Buffer	For the Company	For the Bank	The Company	The Bank
Common Equity Tier 1 Capital Ratio	4.50%	5.75%	N/A	6.50%	11.04%	11.46%
Tier 1 Capital Ratio	6.00%	7.25%	6.00%	8.00%	11.93%	11.46%
Total Capital Ratio	8.00%	9.25%	10.00%	10.00%	12.76%	12.29%
Tier 1 Leverage Ratio	4.00%	N/A	N/A	5.00%	8.86%	8.48%

Our Company faces cybersecurity risks, including “denial-of-service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect our business or reputation and create significant legal and financial exposure.

Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses, malware, cyber-attacks, and other means. Denial-of-service attacks have been launched against a number of large financial services institutions, primarily resulting in inconvenience. Future cyber-attacks could be disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm to the Company.

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

The Company may not be able to complete future acquisitions, or grow organically or through acquisitions.

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

The Company may experience significant competition from new or existing competitors, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

There is intense competition among banks in the Company’s market area. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, fin-tech companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and customer expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services.

In addition, the adoption of new technologies by competitors, including internet banking services, mobile applications and advanced ATM functionality could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. The Company may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences or developing and maintaining loyal customers. In addition, we could lose market share to the shadow banking system or other non-traditional banking organizations.

Some of our larger competitors may have greater capital and resources than the Company, may have higher lending limits and may offer products and services not offered by us. Any potential adverse reactions to our financial condition or status in the marketplace, as compared to its competitors, could limit our ability to attract and retain customers and to compete for new business opportunities. The inability to attract and retain customers or to effectively compete for new business may have a material and adverse effect on our financial condition and results of operations.

The Company also experiences competition from nonbank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies have begun to focus on the financial sector and offer software and products primarily over the Internet, with an increasing focus on mobile device delivery. These companies generally are not subject to regulatory requirements comparable to those to which financial institutions are subject, and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. For example, a number of companies offer bill pay and funds transfer services that allow customers to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and customer deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect our operations, and the Company may be unable to develop competitive and timely new products and services in response. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The Company relies on other companies to provide certain key components of its business infrastructure.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations and we outsource many of our major systems, such as certain data processing, loan servicing and deposit processing systems. While the Company has selected these external vendors and systems carefully, and continues to manage and oversee these vendors, it does not control their operations. Failure of certain external vendors or systems to perform or provide services in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our customers. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above, could negatively impact our financial condition, results of operations, cash flows, and prospects. Replacing these third party vendors could also entail significant delay and expense.

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

Additionally, some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. From time to time, third parties may make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business, financial condition, and results of operations.

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

The soundness of other financial institutions could adversely affect the Company.

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

A major catastrophe, such as an earthquake, tsunami, flood, fire, winter storms, or other natural disaster could adversely affect our financial condition or result in a prolonged interruption of our business. We have operations and customers in the Northwest, a geographical region that has been or may be affected by earthquake, volcano, tsunami, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations and prospects.

Risks Relating to Our Common Stock

Volatility in the price and volume of our stock may be unfavorable.

The market price of our Class A common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	prevailing market conditions;

•	our historical performance and capital structure;

•	estimates of our business potential and earnings prospects;

•	an overall assessment of our management;

•	conversion by our Class B shareholders of their shares into Class A common stock to liquidate their holdings;

•	our performance relative to our peers;

•	market demand for our shares;

•	perceptions of the banking industry in general;

•	political influences on investor sentiment; and

•	consumer confidence.

At times the stock markets, including the NASDAQ Stock Market, on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Further, because our Class B common stock is convertible on a share-for-share basis into Class A common stock and the share price of our Class B common stock is based upon the share price of our Class A common stock, our Class B stock price is similarly impacted by the factors affecting our Class A common stock.

In addition, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our dividend policy, or our ability to pay dividends, may change.

We are a legal entity separate and distinct from our subsidiary Bank. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our Bank for a substantial part of our revenue. Accordingly, our ability to pay dividends, cover operating expenses, and acquire other institutions depends primarily upon the receipt of dividends or other capital distributions from the Bank. The ability of our Bank to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval.

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

“Anti-takeover” provisions and the regulations to which we are subject may also make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.

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

Due to the combined voting power of the members of the Scott family, we qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a “controlled company” we are exempt from certain NASDAQ corporate governance requirements, including the requirements that:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices and one of our banking offices are anchor tenants in an eighteen story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50% interest. We lease approximately 105,616 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at an additional 126 locations in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming, of which 30 properties are leased from independent third parties and 96 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Our Capital Stock

Our articles provide for Class A and Class B common stock. Class B common stock is convertible into Class A common stock as described below. Our common stock is uncertificated.

Our authorized capital stock consists of 200,100,000 shares, each with no par value per share, of which:

•	100,000,000 shares are designated as Class A common stock;

•	100,000,000 shares are designated as Class B common stock; and

•	100,000 shares are designated as preferred stock.

At December 31, 2017, we had issued and outstanding 33,560,202 shares of Class A common stock and 22,905,357 shares of Class B common stock. At December 31, 2017, we also had outstanding stock options to purchase an aggregate of 426,676 shares of our Class A common stock and 215,579 shares of our Class B common stock.

Members of the Scott family control 73.6% of the voting power of our outstanding common stock. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control of our Company within the Scott family.

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

Common Stock

The holders of our Class A common stock are entitled to one vote per share and the holders of our Class B common stock are entitled to five votes per share on any matter to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or if Class A common stock and Class B common stockholders would receive different economic benefits.

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

The table below sets forth, for each quarter in the past two years, the quarterly high and low sales prices per share of the Class A common stock, as reported by the NASDAQ Stock Market.

Quarter Ended	High	Low

March 31, 2016	$28.92	$24.92
June 30, 2016	29.55	26.44
September 30, 2016	32.56	26.89
December 31, 2016	43.10	30.70
March 31, 2017	45.35	37.15
June 30, 2017	41.05	33.70
September 30, 2017	38.40	33.33
December 31, 2017	41.25	36.00

As of December 31, 2017, we had 1,303 record shareholders, including the Wealth Management division of FIB as trustee for 802,674 shares of Class A common stock held on behalf of 804 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Savings Plan Trustee votes the shares based on the instructions of each participant. In the event the participant does not provide the Savings Plan Trustee with instructions, the Savings Plan Trustee votes those shares in accordance with voting instructions received from a majority of the participants in the plan.

Dividends

It is our policy to pay a quarterly dividend to all common shareholders. The Board recently announced an increase in its quarterly cash dividends amount to $0.28 per share of common stock. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Recent quarterly dividend information follow:

Dividend Payment	Amount Per Share	Total Cash Dividends

First quarter 2016	$0.22	9,859,940
Second quarter 2016	0.22	9,847,205
Third quarter 2016	0.22	9,808,340
Fourth quarter 2016	0.22	9,838,816
First quarter 2017	0.24	10,759,965
Second quarter 2017	0.24	10,791,012
Third quarter 2017	0.24	13,474,200
Fourth quarter 2017	0.24	13,557,581

Dividend Restrictions

For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.

Sales of Unregistered Securities

There were no issuances of unregistered securities during the three months ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
October 2017	—	$—	—	24,123
November 2017	—	—	—	24,123
December 2017	10,336	39.70	—	24,123
Total	10,336	$39.70	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2015 Equity Compensation Plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our Class A common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ index, measured on the last trading day of each year shown. The SNL U.S. Bank NASDAQ index is a comparative peer index comprised of financial companies, including banks, savings institutions and related holding companies that perform banking-related functions, listed on the NASDAQ Stock Market. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. This graph assumes a $100 investment in our Class A common stock on December 31, 2012, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our Class A common stock.

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Interstate BancSystem, Inc.	$100.00	$187.20	$188.12	$202.45	$305.58	$294.89
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2017 and 2016, and the results of our operations for the fiscal years ended December 31, 2017, 2016 and 2015, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2015, 2014 and 2013, and the results of our operations for the fiscal years ended December 31, 2014 and 2013, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in millions except share and per share data)

As of or for the year ended December 31,	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Net loans	$7,542.2	$5,402.3	$5,169.4	$4,823.2	$4,259.5
Investment securities	2,693.2	2,124.5	2,057.5	2,287.1	2,151.5
Total assets	12,213.3	9,063.9	8,728.2	8,609.9	7,564.7
Deposits	9,934.9	7,376.1	7,088.9	7,006.2	6,133.8
Securities sold under repurchase agreements	643.0	537.6	510.6	502.3	457.4
Long-term debt	13.1	28.0	27.9	38.1	36.9
Subordinated debentures held by subsidiary trusts	82.5	82.5	82.5	82.5	82.5
Common stockholders’ equity	$1,427.6	$982.6	$950.5	$908.9	$801.6
Selected Income Statement Data:
Interest income	$377.8	$297.4	$282.4	$267.1	$257.7
Interest expense	27.9	17.7	18.1	18.6	20.7
Net interest income	349.8	279.8	264.4	248.5	237.0
Provision for loan losses	11.1	10.0	6.8	(6.6)	(6.1)
Net interest income after provision for loan losses	338.8	269.8	257.5	255.1	243.1
Non-interest income	141.8	136.5	121.5	111.8	113.0
Non-interest expense	323.8	261.0	248.6	237.3	223.4
Income before income taxes	156.7	145.3	130.5	129.6	132.7
Income tax expense	50.2	49.6	43.7	45.2	46.6
Net income	106.5	95.6	86.8	84.4	86.1
Net income available to common shareholders	$106.5	$95.6	$86.8	$84.4	$86.1
Common Share Data:
Earnings per share:
Basic	$2.07	$2.15	$1.92	$1.89	$1.98
Diluted	2.05	2.13	1.90	1.87	1.96
Dividends per share	0.96	0.88	0.80	0.64	0.41
Book value per share (1)	25.28	21.87	20.92	19.85	18.15
Tangible book value per share (2)	16.04	16.92	16.19	15.07	13.89
Weighted average shares outstanding:
Basic	51,429,366	44,511,774	45,184,091	44,615,060	43,566,681
Diluted	51,903,209	44,910,396	45,646,418	45,210,561	44,044,602

Five Year Summary (continued) (Dollars in millions except share and per share data)

As of or for the year ended December 31,	2017	2016	2015	2014	2013
Financial Ratios:
Return on average assets	0.98%	1.10%	1.02%	1.06%	1.16%
Return on average common stockholders' equity	8.57	9.93	9.37	9.86	11.05
Return on average tangible common equity (3)	12.76	12.81	12.23	12.88	14.59
Average stockholders’ equity to average assets	11.45	11.04	10.87	10.77	10.49
Yield on average earning assets	3.93	3.80	3.70	3.75	3.84
Cost of average interest bearing liabilities	0.39	0.30	0.31	0.34	0.40
Interest rate spread	3.54	3.50	3.39	3.41	3.44
Net interest margin (4)	3.64	3.57	3.46	3.49	3.54
Efficiency ratio (5)	64.77	61.88	63.55	65.24	63.43
Common stock dividend payout ratio (6)	46.38	40.93	41.65	33.83	20.71
Loan to deposit ratio	76.64	74.27	74.01	69.90	70.84
Asset Quality Ratios:
Non-performing loans to total loans (7)	0.95%	1.40%	1.37%	1.32%	2.22%
Non-performing assets to total loans and other real estate owned (OREO) (8)	1.08	1.58	1.49	1.59	2.57
Non-performing assets to total assets	0.68	0.96	0.90	0.91	1.48
Allowance for loan losses to total loans	0.95	1.39	1.46	1.52	1.96
Allowance for loan losses to non-performing loans	99.40	99.52	106.71	114.58	88.28
Net charge-offs to average loans	0.23	0.20	0.08	0.10	0.21
Capital Ratios:
Tangible common equity to tangible assets (9)	7.75%	8.60%	8.64%	8.22%	8.32%
Net tangible common equity to tangible assets (10)	8.45	9.28	9.35	8.94	9.14
Tier 1 common capital to total risk weighted assets (11)	11.04	12.65	12.69	13.08	13.31
Leverage ratio	8.86	10.11	10.12	9.61	10.08
Tier 1 risk-based capital	11.93	13.89	13.99	14.52	14.93
Total risk-based capital	12.76	15.13	15.36	16.15	16.75

(1)	For purposes of computing book value per share, book value equals common stockholders’ equity.

(2)
Tangible book value per share is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible book value per share, tangible book value equals total common stockholders’ equity less goodwill, and other intangible assets (excluding mortgage servicing rights). Tangible book value per share is calculated as tangible common stockholders’ equity divided by common shares outstanding, and its most directly comparable GAAP financial measure is book value per share. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(3)
Return on average tangible common equity is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing return on average tangible common equity, average tangible common stockholders' equity equals average total stockholders' equity less average goodwill and average other intangible assets (excluding mortgage servicing rights). Return on average tangible common equity is calculated as net income available to common shareholders divided by average tangible common stockholders' equity, and its most directly comparable GAAP financial measure is return on average common stockholders' equity. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(4)	Net interest margin ratio is presented on a fully taxable equivalent, or FTE, basis.

(5)
In 2017, the Company conformed our efficiency ratio definition to the FDIC definition for all periods presented as non-interest expense less amortization of intangible assets divided by net interest income plus non-interest income.

(6)	Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

(7)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing interest.

(8)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest and OREO.

(9)
Tangible common equity to tangible assets is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as total common stockholders’ equity less goodwill and other intangible assets (excluding mortgage servicing assets), and tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing rights). The most directly comparable GAAP financial measure to tangible common equity to tangible assets is common equity to assets. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(10)
Net tangible common equity to tangible assets is a non-GAAP financial measure that management uses to evaluate our capital adequacy. For purposes of computing net tangible common equity to tangible assets, net tangible common stockholder's equity is calculated as total common stockholders’ equity less goodwill (adjusted for associated deferred tax liability) and other intangible assets (excluding mortgage servicing assets), and tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing rights). The most directly comparable GAAP financial measure to net tangible common equity to tangible assets is common equity to assets. See below our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “—Non-GAAP Financial Measures” in this Part II, Item 6.

(11)	For purposes of computing tier 1 common capital to total risk-weighted assets, tier 1 common capital excludes preferred stock and trust preferred securities.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America, or GAAP, this annual report contains the following non-GAAP financial measures that management uses to evaluate our capital adequacy: return on average common tangible equity, tangible book value per common share, tangible common equity to tangible assets and net tangible common equity to tangible assets. Return on average common tangible equity is calculated as net income available to common shareholders divided by average tangible common stockholders’ equity. Tangible book value per common share is calculated as tangible common stockholders’ equity divided by common shares outstanding. Tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing assets). Tangible common equity to tangible assets is calculated as tangible common stockholders’ equity divided by tangible assets. Net tangible common equity to tangible assets is calculated as net tangible common stockholders’ equity divided by tangible assets. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. They also should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table shows a reconciliation from ending total common stockholders’ equity (GAAP) to ending tangible common stockholders’ equity (non-GAAP) and ending net tangible common stockholders’ equity (non-GAAP) and ending total assets (GAAP) to ending tangible assets (non-GAAP), their most directly comparable GAAP financial measures, in each instance as of the periods presented. It also shows a reconciliation from ending total common stockholders' equity (GAAP) to ending average tangible common stockholders' equity (non-GAAP).

Non-GAAP Financial Measures - Five Year Summary (Dollars in millions except share and per share data)

As of December 31,	2017	2016	2015	2014	2013
Total common stockholders’ equity (GAAP)	$1,427.6	$982.6	$950.5	$908.9	$801.6
Less goodwill and other intangible assets (excluding mortgage servicing rights)	521.8	222.5	215.1	218.9	188.2
Tangible common stockholders’ equity (Non-GAAP)	905.8	760.1	735.4	690.0	613.4
Add deferred tax liability for deductible goodwill	82.6	60.5	60.5	60.5	60.5
Net tangible common stockholders’ equity (Non-GAAP)	$988.4	$820.6	$795.9	$750.5	$673.9
Total Assets (GAAP)	$12,213.3	$9,063.9	$8,728.2	$8,609.9	$7,564.7
Less goodwill and other intangible assets (excluding mortgage servicing rights)	521.8	222.5	215.1	218.9	188.2
Tangible assets (Non-GAAP)	$11,691.5	$8,841.4	$8,513.1	$8,391.0	$7,376.5
Average Balances:
Total common stockholders’ equity (GAAP)	$1,243.7	$963.5	$926.1	$855.9	$779.5
Less goodwill and other intangible assets (excluding mortgage servicing rights)	408.9	216.7	216.5	200.7	189.0
Average tangible common stockholders’ equity (Non-GAAP)	$834.8	$746.8	$709.6	$655.2	$590.5
Common shares outstanding	56,465,559	44,926,176	45,458,255	45,788,415	44,155,063
Net income available to common shareholders	$106.5	$95.6	$86.8	$84.4	$86.1
Book value per common share (GAAP)	$25.28	$21.87	$20.92	$19.85	$18.15
Tangible book value per common share (Non-GAAP)	16.04	16.92	16.19	15.07	13.89
Tangible common equity to tangible assets (Non-GAAP)	7.75%	8.60%	8.64%	8.22%	8.32%
Net tangible common equity to tangible assets (Non-GAAP)	8.45	9.28	9.35	8.94	9.14
Return on average common tangible equity (Non-GAAP)	12.76	12.81	12.23	12.88	14.59

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements.
The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report:

•	general economic or business conditions, either nationally or regionally;

•	changes in the interest rate environment or interest rate changes made by the Federal Reserve;

•	lending risk;

•	adequacy of the allowance for loan losses and access to low-cost funding sources;

•	impairment of goodwill;

•	dependence on the Company’s management team and ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	stringent capital requirements;

•	future FDIC insurance premium increases;

•	CFPB restrictions on our ability to originate and sell mortgage loans;

•	cyber-security risks, including items such as "denial of service," "hacking" and "identity theft";

•	significant litigation and regulatory proceedings;

•	inability to meet liquidity requirements;

•	environmental remediation and other costs;

•	ineffective internal operational controls;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	competitors may have greater financial resources or develop products that enable them to compete more successfully and may be subject to different regulatory standards than us;

•	reliance on external vendors;

•	soundness of other financial institutions;

•	failure of technology and failure to effectively implement technology-driven products and services;

•	risks associated with introducing and implementing new lines of business, products or services;

•
failure to execute on strategic or operational plans, including the ability to complete mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions;

•	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions;

•	anti-takeover provisions;

•	change in dividend policy and the inability of our bank subsidiary to pay dividends;

•	uninsured nature of any investment in Class A and Class B common stock;

•	decline in market price and volatility of Class A and Class B common stock;

•	voting control of Class B stockholders;

•	dilution as a result of future equity issuances;

•	controlled company status; and,

•	subordination of Class A and Class B common stock to Company debt.
These factors are not necessarily all of the factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview

We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2017, we had consolidated assets of $12.2 billion, deposits of $9.9 billion, loans of $7.6 billion and total stockholders’ equity of $1.4 billion.
We currently operate 126 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, tourism, and wholesale trade.

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

Recent Trends and Developments

On January 12, 2017, the Company acquired for cash all right, title and interest in and to all First Interstate-related U.S. trademark registrations owned by Wells Fargo & Company (the “Trademarks”); all common law rights and goodwill associated with the Trademarks; and all First Interstate-related domain names, which enables the Company to use the Trademarks throughout the U.S.

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, or BOTC, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we have become a regional community bank with over $12 billion in total assets and a geographic footprint that spans Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Integration of BOTC into FIB was completed on August 11, 2017. For additional information regarding the acquisition, see “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

On June 30, 2017, we sold the custodial rights to our Health Savings Account (“HSA”) portfolio to HealthEquity, Inc. for $6.2 million of which $3.2 million was attributable to BOTC acquired deposits which were sold at fair market value. The remaining $3.0 million was recognized as a non-recurring gain on the sale of the custodial rights to all the Company's HSA accounts held by First Interstate Bank. Total health savings accounts of approximately $55.2 million were transferred to HealthEquity during 2017.

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. The revised regulatory capital framework, or Basel III, became effective for us on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phased in starting January 1, 2015 and will be fully implemented on January 1, 2018. The capital conservation buffer phased in beginning January 1, 2016 and will be fully implemented on January 1, 2019. As of December 31, 2017, we had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information regarding our capital levels, see “Capital Resources and Liquidity Management” included herein and “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “—Financial Condition—Allowance for Loan Losses.” See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”

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

Our annual goodwill impairment test is performed each year as of July 1st. Upon completion of the most recent evaluation, the estimated fair value of net assets was greater than carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors—Risks Relating to the Market and Our Business,” included in Part I, Item 1A of this report.

Fair Values of Loans Acquired in Business Combinations

Loans acquired in business combinations are initially recorded at fair value with no carryover of the related allowance for credit losses. Credit risks are included in the determination of fair value. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

Going forward, for loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. Loans acquired with evidence of deterioration in credit quality since origination are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality." For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired ("accretable yield") is amortized to interest income over the expected remaining contractual lives of the underlying loans using the effective interest method. The Company continues to evaluate the reasonableness of expectations for the timing and amount of cash to be collected. Increases in expected cash flows subsequent to the initial measurement are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment.

For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” “Notes to Consolidated Financial Statements—Acquisitions” and “Notes to Consolidated Financial Statements—Loans,” included in Part IV, Item 15 of this report.

Results of Operations

The following discussion of our results of operations compares the years ended December 31, 2017 to December 31, 2016 and the years ended December 31, 2016 to December 31, 2015.

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

Average Balance Sheets, Yields and Rates
(Dollars in millions)

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$6,675.4	$327.4	4.90%	$5,378.3	$261.7	4.87%	$5,056.8	$248.0	4.90%
Investment securities (2)	2,417.5	47.6	1.97	2,093.5	37.6	1.80	2,192.0	37.2	1.70
Interest bearing deposits in banks	634.2	7.1	1.13	478.9	2.6	0.54	508.3	1.5	0.30
Federal funds sold	0.7	—	1.27	1.6	—	0.70	2.1	—	0.58
Total interest earnings assets	9,727.8	382.1	3.93	7,952.3	301.9	3.80	7,759.2	286.7	3.70
Non-earning assets	1,133.7			772.1			762.5
Total assets	$10,861.5			$8,724.4			$8,521.7
Interest bearing liabilities:
Demand deposits	$2,553.1	$5.5	0.21%	$2,162.6	$2.2	0.10%	$2,102.0	$2.1	0.10%
Savings deposits	2,739.2	7.7	0.28	2,037.4	2.7	0.13	1,908.1	2.5	0.13
Time deposits	1,112.7	8.2	0.73	1,094.2	7.8	0.71	1,172.0	8.5	0.72
Repurchase agreements	587.1	1.3	0.21	481.0	0.4	0.09	456.3	0.2	0.05
Other borrowed funds (3)	23.9	1.5	6.42	—	—	—	—	—	—
Long-term debt	8.0	0.6	7.48	28.2	1.8	6.43	44.7	2.3	5.15
Subordinated debentures held by subsidiary trusts	82.5	3.2	3.85	82.5	2.8	3.34	82.5	2.4	2.94
Total interest bearing liabilities	7,106.5	27.9	0.39	5,885.8	17.7	0.30	5,765.4	18.1	0.31
Non-interest bearing deposits	2,430.9			1,812.6			1,774.7
Other non-interest bearing liabilities	80.4			62.4			55.5
Stockholders’ equity	1,243.7			963.5			926.1
Total liabilities and stockholders’ equity	$10,861.5			$8,724.4			$8,521.7
Net FTE interest income		$354.2			$284.2			$268.7
Less FTE adjustments (2)		(4.4)			(4.5)			(4.3)
Net interest income from consolidated statements of income		$349.8			$279.8			$264.4
Interest rate spread			3.54%			3.50%			3.39%
Net FTE interest margin (4)			3.64%			3.57%			3.46%
Cost of funds, including non-interest bearing demand deposits (5)			0.29%			0.23%			0.24%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis.

(3)	Includes interest on federal funds purchased and other borrowed funds. Excludes long-term debt.

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

Net FTE interest income increased $70.0 million to $354.2 million during 2017, as compared to $284.2 million in 2016, primarily due to higher outstanding loan balances as a result of the BOTC acquisition and organic loan growth, combined with increases in yields earned on interest earning assets, which were partially offset by a higher cost of funds, primarily influenced by the increases in the Federal Fund rate. Also contributing to the increase in net FTE interest income during 2017, as compared to 2016, was interest accretion related to the fair value of loans. Interest accretion related to the fair valuation of acquired loans was $10.7 million of interest income during 2017 as compared to $6.3 million in 2016, of which $5.1 million was the result of early loan payoffs during 2017 as compared to $3.8 million in 2016. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $5.6 million in 2017, as compared to $2.6 million in 2016. The Company’s net interest margin ratio increased seven basis points to 3.64% during 2017, as compared to 3.57% in 2016. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2017 net interest margin ratio increased two basis points over our similarly calculated net interest margin ratio in 2016.

During 2016, net FTE interest income increased $15.5 million to $284.2 million as compared to $268.7 million in 2015, primarily due to growth in average loans combined with increases in yields earned on interest earning assets and a shift in the mix of interest earning assets from lower-yielding cash deposits in banks and investment securities into higher-yielding loans. Also contributing to the increase in net FTE interest income during 2016, as compared to 2015, was a shift in the mix of deposits away from higher costing time deposits into lower costing demand and savings deposits. Interest accretion related to the fair valuation of acquired loans contributed $6.3 million of interest income during 2016 as compared to $5.4 million in 2015. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $2.6 million in 2016, as compared to $2.1 million in 2015. The Company's net interest margin ratio increased 11 basis points to 3.57% during 2016, as compared to 3.46% in 2015. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2016 net interest margin ratio increased 11 basis points over our similarly calculated net interest margin ratio in 2015.

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
Analysis of Interest Changes Due To Volume and Rates (Dollars in millions)

	Year Ended December 31, 2017 compared with December 31, 2016			Year Ended December 31, 2016 compared with December 31, 2015			Year Ended December 31, 2015 compared with December 31, 2014
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$63.1	$2.6	$65.7	$15.8	$(2.1)	$13.7	$23.0	$(8.3)	$14.7
Investment Securities (1)	5.8	4.1	9.9	(1.7)	2.1	0.4	1.2	(0.8)	0.4
Federal funds sold	—	—	—	—	—	—	—	0.2	0.2
Interest bearing deposits in banks	0.8	3.7	4.5	(0.1)	1.1	1.0	—	—	—
Total change	69.7	10.4	80.1	14.0	1.1	15.1	24.2	(8.9)	15.3
Interest bearing liabilities:
Demand deposits	0.4	2.9	3.3	0.1	—	0.1	0.1	(0.1)	—
Savings deposits	0.9	4.1	5.0	0.1	—	0.1	0.3	(0.2)	0.1
Time deposits	0.1	0.2	0.3	(0.6)	(0.1)	(0.7)	(0.2)	(0.6)	(0.8)
Repurchase agreements	0.1	0.7	0.8	—	0.2	0.2	—	—	—
Other borrowed funds	—	1.5	1.5	—	—	—	—	—	—
Long-term debt	(1.3)	0.1	(1.2)	(0.8)	0.4	(0.4)	0.4	(0.1)	0.3
Subordinated debentures held by subsidiary trusts	—	0.4	0.4	—	0.3	0.3	(0.2)	—	(0.2)
Total change	0.2	9.9	10.1	(1.2)	0.8	(0.4)	0.4	(1.0)	(0.6)
Increase (decrease) in FTE net interest income (1)	$69.5	$0.5	$70.0	$15.2	$0.3	$15.5	$23.8	$(7.9)	$15.9

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

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

Fluctuations in the provision for loan losses reflect management’s estimate of possible loan losses based upon evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. During 2017, we recorded a provision for loan losses of $11.1 million, as compared to $10.0 million in 2016. The increase in provision for loan losses recorded in 2017 was primarily a result of a higher level of net loan charge-offs.

During 2016, we recorded a provision for loan losses of $10.0 million, as compared to $6.8 million in 2015. The increase in provision for loans losses recorded in 2016 was primarily attributable to the application of historical loan loss rates to loan growth combined with increases in net loan charge-offs. Additionally, in 2016, we performed an in-depth review of the qualitative factors used in determining the appropriate level of the allowance for loan losses utilizing our loss experience subsequent to the financial crisis. This review resulted in the adjustment of certain qualitative factors. The adjustment of qualitative factors combined with the management’s assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses. The provision for loans losses recorded in 2015 was attributable to increases in specific reserves on impaired loans and the application of historical loan loss rates to loan growth. For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for losses, see "Financial Condition—Allowance for Loan Losses" included herein.

Non-interest Income

Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking, and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income (Dollars in millions)

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Payment services revenues	$43.3	$34.4	$32.8	25.9%	4.9%
Mortgage banking revenues	28.9	37.2	30.0	(22.3)	24.0
Wealth management revenues	21.1	20.5	19.9	2.9	3.0
Service charges on deposit accounts	21.3	18.4	17.0	15.8	8.2
Other service charges, commissions and fees	13.4	11.5	10.4	16.5	10.6
Loss on termination of interest rate swap	(1.1)	—	—	NM	NM
Investment securities gains, net	0.7	0.3	0.1	NM	NM
Other income	14.3	10.0	11.3	43.0	(11.5)
Non-recurring litigation recovery	—	4.2	—	(100.0)	NM
Total non-interest income	$141.8	$136.5	$121.5	3.9%	12.3%

Non-interest income increased $5.3 million, or 3.9%, to $141.8 million in 2017, as compared to $136.5 million in 2016, and $15.0 million, or 12.3%, to $136.5 million in 2016 as compared to $121.5 million in 2015. Significant components of these fluctuations are discussed below.

Payment services revenues consist of interchange fees paid by merchants for processing electronic payment transactions and ATM service fees. Payment services revenues increased $8.9 million, or 25.9%, to $43.3 million in 2017, as compared to $34.4 million for the same period in 2016, and increased $1.6 million, or 4.9%, to $34.4 million in 2016, as compared to $32.8 million in 2015. These increases were attributable to additional interchange income due to increased debit card and credit card transaction volumes each year in addition to the BOTC acquisition in 2017. Since our assets are now in excess of $10 billion, we can expect our future annual interchange revenue to decline by approximately $11.5 million related to the Durbin amendment. This rule applies to us July 1, 2018; as such we expect a negative impact of approximately $5.8 million in the second half of 2018.

Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on mortgage banking revenues. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Mortgage banking revenues decreased $8.3 million, or 22.3%, to $28.9 million in 2017, as compared to $37.2 million in 2016. The decrease is mainly attributable to a softening in the refinance market, given where we are in the interest rate cycle. Loans originated for home purchases accounted for approximately 71.9% of 2017 loan production, as compared to approximately 57.7% in 2016.

Mortgage banking revenues increased $7.2 million, or 24.0%, to $37.2 million in 2016, as compared to $30.0 million in 2015. Mortgage loan production was relatively flat in 2016, as compared to 2015, with most of the increase a result of gains on loan sale margins. Our margin on loan sales increased by approximately 40 basis points beginning in the second quarter of 2016, which contributed to year-over-year growth in revenues. In addition, effective January 1, 2016, we elected to carry our loans held for sale at fair value. Changes in the fair value of mortgage loans increased mortgage banking revenues by $0.8 million in 2016. These increases were partially offset by a $0.4 million gain on the sale of $10.6 million of seasoned portfolio loans recorded during second quarter 2015.

Service charges on deposit accounts increased $2.9 million, or 15.8%, to $21.3 million in 2017, as compared to $18.4 million in 2016, primarily due to the BOTC acquisition in May 2017. Service charges on deposit accounts increased $1.4 million, or 8.2%, to $18.4 million in 2016, as compared to $17.0 million in 2015, primarily due to increases in overdraft charges on consumer accounts. Management attributes this increase to a focused effort on educating depositors on the benefits of overdraft protection for one-time debit and ATM card transactions.

Other service charges, commissions and fees primarily include mortgage servicing fees, fees earned on certain derivative interest rate contracts and insurance commissions. Other service charges, commissions and fees increased $1.9 million, or 16.5%, to $13.4 million in 2017, as compared to $11.5 million in 2016, primarily due to to the BOTC acquisition in May 2017, increases in mortgage loan servicing fee income as a result of an increase in the number of loans serviced, and additional fees earned on derivative interest rate swap contracts offered to customers. Other service charges, commissions and fees increased $1.1 million, or 10.6%, to $11.5 million in 2016 as compared to $10.4 million in 2015, primarily due to increases in mortgage loan servicing fee income as a result of an increase in the number of loans serviced, and additional fees earned on derivative interest rate swap contracts.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $4.3 million, or 43.0%, to $14.3 million in 2017, as compared to $10.0 million in 2016, primarily due to the one time gain of $3.0 million on the sale of Health Savings Accounts.

Other income decreased $1.3 million, or 11.5%, to $10.0 million in 2016, as compared to $11.3 million in 2015. During 2015, other income included a one-time gain of $0.9 million on the sale of land and the reversal of a $1.0 million expense accrual due to final settlement of secondary investor claims assumed as part of the Mountain West Financial Corp, or MWFC, acquisition in 2014.

During 2016, we recorded non-recurring litigation recoveries of $4.2 million related to a lender liability lawsuit originally settled in 2015.

Non-interest Expense

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense (Dollars in millions)

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Salaries and wages	$122.7	$108.7	$101.5	13.0%	7.1%
Employee benefits	37.6	35.2	31.3	6.8	12.5
Outsourced technology services	25.1	20.5	10.1	22.4	103.0
Occupancy, net	22.4	17.7	17.9	26.6	(1.1)
Furniture and equipment	11.5	9.6	15.5	19.8	(38.1)
OREO expense, net of income	0.5	—	(1.5)	100.0	(100.0)
Professional fees	6.8	5.0	6.5	36.0	(23.1)
FDIC insurance premiums	4.6	4.5	4.9	2.2	(8.2)
Mortgage servicing rights amortization	3.0	3.0	2.4	—	25.0
Mortgage servicing rights impairment recovery	(0.1)	—	(0.1)	100.0	(100.0)
Core deposit intangibles amortization	5.4	3.4	3.4	58.8	—
Other expenses	57.1	50.6	50.9	12.8	(0.6)
Loss contingency expense	—	—	5.0	NM	(100.0)
Acquisition related expenses	27.2	2.8	0.8	871.4	250.0
Total non-interest expense	$323.8	$261.0	$248.6	24.1%	5.0%

Non-interest expense increased $62.8 million, or 24.1%, to $323.8 million in 2017, as compared to $261.0 million in 2016, and increased $12.4 million, or 5.0%, to $261.0 million in 2016, as compared to $248.6 million in 2015. Non-interest expense for 2017, 2016 and 2015 includes $27.2 million, $2.8 million and $5.8 million, respectively, of acquisition related and loss contingency expenses. Significant components of these increases are discussed in more detail below.

Salaries and wages expense increased $14.0 million, or 12.9%, to $122.7 million in 2017, as compared to $108.7 million in 2016. The increase was primarily due to inflationary wage increases, one-time separation payments, and increased personnel costs associated with the BOTC acquisition in May 2017 and the Flathead acquisition in August 2016.

Salaries and wages expense increased $7.2 million, or 7.1%, to $108.7 million in 2016, as compared to $101.5 million in 2015. Approximately 47% of this increase was due to higher incentive bonus accruals reflective of our 2016 performance against our 2016 pre-determined performance metrics. The remaining increase was primarily due to inflationary wage increases, one-time separation and special bonus expenses recorded during the first quarter of 2016 and increased personnel costs associated with the Flathead acquisition in August 2016 and the Absarokee acquisition in July 2015. During 2016, we achieved pre-set performance metrics established by our board of directors that resulted in incentive compensation funding at 100% of targeted amounts. During 2015, our performance against established performance metrics resulted in incentive compensation funding at approximately 70% of targeted amounts.

Employee benefits expense increased $2.4 million, or 6.8%, to $37.6 million in 2017, as compared to $35.2 million in 2016. The increase in employee benefits expense in 2017, as compared to 2016, were increases due to additional benefits costs resulting from the BOTC acquisition in May 2017 and the Flathead Bank acquisition in August 2016.

Employee benefits expense increased $3.9 million, or 12.5%, to $35.2 million in 2016, as compared to $31.3 million in 2015. Approximately 50% of the increase was due to higher profit sharing accruals. During 2016, our performance supported profit sharing funding at 2.34% of our 2016 net income, as compared to 1.50% of net income in 2015. Also contributing to the increase in employee benefits expense in 2016, as compared to 2015, were increases in stock based compensation expense and additional benefits costs resulting from the Flathead Bank acquisition in August 2016 and the Absarokee acquisition in July 2015. Partially offsetting these increases was a decrease of $0.3 million in net periodic benefit costs related to an amendment to our post-retirement healthcare plan.

Outsourced technology services expense increased $4.6 million or 22.4%, to $25.1 million in 2017, as compared to $20.5 million in 2016. The increase was primarily due to expenses resulting from the BOTC acquisition in May 2017.

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

Occupancy, net expense increased $4.7 million or 26.6%, to $22.4 million in 2017, as compared to $17.7 million in 2016. The increase was primarily due to expenses resulting from the BOTC acquisition in May 2017.

Furniture and equipment expense increased $1.9 million or 19.8%, to $11.5 million in 2017, as compared to $9.6 million in 2016, primarily attributable to the BOTC acquisition.

Furniture and equipment expense decreased $5.9 million or 38.1%, to $9.6 million in 2016, as compared to $15.5 million in 2015. Effective January 1, 2016, we began capturing certain software costs separately from equipment costs, resulting in decreases in furniture and equipment expense and corresponding increases in outsourced technology expenses.

Professional fees increased $1.8 million, or 36.0%, to $6.8 million during 2017, as compared to $5.0 million in 2016, primarily due to Dodd Frank preparedness, additional systems implementations, and a focus on our client experience.

Professional fees decreased $1.5 million, or 23.1%, to $5.0 million during 2016, as compared to $6.5 million in 2015. During 2015, we incurred professional fees in conjunction with identifying and executing strategies for revenue enhancement and changing our wealth management data platform.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights amortization expense remained constant at $3.0 million in 2017, as compared 2016, and increased $0.6 million, or 25.0%, to $3.0 million in 2016, as compared to $2.4 million in 2015, primarily due to higher volumes of loans serviced.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of the acquisitions, and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $2.0 million or 58.8%, to $5.4 million in 2017, as compared to $3.4 million in 2016, and remained constant in 2016, as compared to $3.4 million in 2015, due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. We acquired core deposit intangibles of $48.0 million in conjunction with our acquisition of BOTC in May 2017, $2.5 million in conjunction with our acquisition of Flathead in August 2016 and $0.7 million in conjunction with our acquisition of Absarokee in July 2015. For additional information regarding acquired core deposit intangibles, see “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses increased $6.5 million, or 12.8%, to $57.1 million in 2017, as compared to $50.6 million in 2016. Increases in other expense are due to the additional operating expenses resulting from the BOTC acquisition in May 2017 and the Flathead Bank acquisition in August 2016. The increase is also due to higher advertising and promotional expenses incurred to promote the Company's brand awareness in its new markets in the West Division, along with consultant fees related to our client experience program.

During 2015, we recorded loss contingency expense of $5.0 million related to legal and settlement costs associated with a lender liability lawsuit against FIB. The lawsuit was settled in 2015.

During 2017, 2016 and 2015, we recorded acquisition related expenses of $27.2 million, $2.8 million and $0.8 million, respectively. Acquisition related expenses primarily include legal and professional fees; technology, conversion and contract termination costs; employee retention payments, and; travel expenses. For additional information regarding our acquisitions, see "Recent Developments" included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Income Tax Expense

Our effective federal tax rate was 27.2% for the year ended December 31, 2017, 29.7% for the year ended December 31, 2016 and 29.0% for the year ended December 31, 2015. Fluctuations in effective federal income tax rates are primarily due to the re-measurement of deferred tax assets and liabilities resulting from the enactment of federal tax reform (2017 only), and the timing of federal tax credits resulting from our participation in the New Markets Tax Credits Program. During 2017, we adopted a new accounting standard that requires the income tax effects associated with stock-based compensation to be recognized as a component of income tax expense. We recognized net tax benefits related to stock-based compensation totaling $2.6 million in 2017. For additional information about our participation in the New Markets Tax Credits Program, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.

The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21.0%, effective January 1, 2018, under the Tax Cuts and Jobs Act enacted on December 22, 2017, as more fully discussed in “Notes to Consolidated Financial Statements—Income Taxes,” included in Part IV, Item 15 of this report. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense from continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax benefit totaling $2.2 million.

State income tax applies primarily to pretax earnings generated within California, Idaho, Montana, Oregon and South Dakota for 2017 and Montana and South Dakota for 2016 and 2015. Our effective state tax rate was 4.8% for the year ended December 31, 2017, 4.4% for the year ended December 31, 2016 and 4.5% for the year ended December 31, 2015.

Net Income

Net income was $106.5 million, or $2.05 per diluted share, in 2017, compared to $95.6 million, or $2.13 per diluted share, in 2016 and $86.8 million, or $1.90 per diluted share, in 2015.

Summary of Quarterly Results

The following tables present unaudited quarterly results of operations for the fiscal years ended December 31, 2017 and 2016.

Quarterly Results (Dollars in millions except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2017:
Interest income	$74.4	$85.8	$108.8	$108.7	$377.7
Interest expense	5.5	6.5	8.0	7.9	27.9
Net interest income	68.9	79.3	100.8	100.8	349.8
Provision for loan losses	1.7	2.3	3.5	3.5	11.0
Net interest income after provision for loan losses	67.2	77.0	97.3	97.3	338.8
Non-interest income	29.1	37.1	38.3	37.2	141.7
Non-interest expense	63.7	80.4	94.6	85.1	323.8
Income before income taxes	32.6	33.7	41.0	49.4	156.7
Income tax expense	9.4	11.8	13.7	15.2	50.1
Net income	$23.2	$21.9	$27.3	$34.2	$106.5

Basic earnings per common share	$0.52	$0.46	$0.49	$0.61	$2.07
Diluted earnings per common share	0.51	0.45	0.48	0.61	2.05
Dividends paid per common share	0.24	0.24	0.24	0.24	0.96

Quarterly Results (Dollars in millions except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2016:
Interest income	$72.4	$72.0	$74.9	$78.2	$297.4
Interest expense	4.4	4.3	4.4	4.6	17.7
Net interest income	68.0	67.6	70.5	73.6	279.7
Provision for loan losses	4.0	2.6	2.4	1.1	10.0
Net interest income after provision for loan losses	64.0	65.1	68.1	72.5	269.7
Non-interest income(1)	28.6	37.9	35.2	34.8	136.5
Non-interest expense(1)	62.3	63.8	65.4	69.5	261.0
Income before income taxes	30.3	39.2	37.9	37.8	145.2
Income tax expense	10.2	13.6	12.8	13.0	49.6
Net income	$20.1	$25.6	$25.1	$24.8	$95.6

Basic earnings per common share	$0.45	$0.58	$0.57	$0.56	$2.15
Diluted earnings per common share	0.45	0.57	0.56	0.55	2.13
Dividends paid per common share	0.22	0.22	0.22	0.22	0.88

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

Financial Condition

Total assets increased $3,149.4 million, or 34.7%, to $12,213.3 million as of December 31, 2017, from $9,063.9 million as of December 31, 2016, with $3,042.2 million of the increase attributable to the BOTC acquisition.

Total assets increased $335.7 million, or 3.8%, to $9,063.9 million as of December 31, 2016, from $8,728.2 million as of December 31, 2015, with $254.2 million of the increase attributable to the Flathead acquisition. The remaining increase was primarily due to the deployment of funds generated primarily through organic deposit growth into interest earning assets.

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

Total loans increased $2,135.8 million, or 39.0%, to $7,614.3 million as of December 31, 2017, from $5,478.5 million as of December 31, 2016. Approximately $2,089.6 million of this increase was attributable to the acquisition of BOTC in May 2017. Exclusive of the BOTC acquisition, total loans grew organically $45.1 million, or 0.8%, with the most notable growth occurring in commercial real estate, indirect consumer, and commercial loans. These increases were partially offset by declines in construction and agricultural real estate loans.

Total loans increased $232.3 million, or 4.4%, to $5,478.5 million as of December 31, 2016, from $5,246.2 million as of December 31, 2015. Approximately $83.3 million of this increase was attributable to the acquisition of Flathead Bank in August 2016 with all major categories of loans, except agricultural real estate loans, showing growth. Exclusive of the Flathead Bank acquisition, total loans grew organically $149.0 million, or 2.8%, with the most notable growth occurring in construction and consumer loans. These increases were partially offset by declines in residential real estate and agricultural loans.

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in millions)

	As of December 31,
	2017	Percent	2016	Percent	2015	Percent	2014	Percent	2013	Percent
Loans
Real estate:
Commercial	$2,822.9	37.1%	$1,834.4	33.5%	$1,793.3	34.2%	$1,639.4	33.6%	$1,449.2	33.3%
Construction	708.3	9.3	482.0	8.8	430.7	8.2	418.3	8.5	351.6	8.1
Residential	1,487.4	19.5	1,027.4	18.8	1,032.9	19.7	999.9	20.4	867.9	20.0
Agricultural	158.2	2.1	170.2	3.1	156.2	3.0	167.6	3.4	173.5	4.0
Consumer	1,034.4	13.6	970.3	17.7	844.4	16.1	762.5	15.6	671.6	15.5
Commercial	1,215.4	15.9	797.9	14.6	792.4	15.1	740.1	15.1	676.5	15.6
Agricultural	136.2	1.8	132.9	2.4	142.2	2.7	124.8	2.5	111.9	2.6
Other loans	4.9	0.1	1.6	—	1.3	—	4.0	0.1	1.7	—
Mortgage loans held for sale	46.6	0.6	61.8	1.1	52.9	1.0	40.8	0.8	40.9	0.9
Total loans	7,614.3	100.0%	5,478.5	100.0%	5,246.3	100.0%	4,897.4	100.0%	4,344.8	100.0%
Less allowance for loan losses	72.1		76.2		76.8		74.2		85.3
Net loans	$7,542.2		$5,402.3		$5,169.5		$4,823.2		$4,259.5
Ratio of allowance to total loans	0.95%		1.39%		1.46%		1.52%		1.96%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.

Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 47.1% and 51.0% of our commercial real estate loans were owner occupied as of December 31, 2017 and 2016, respectively. Commercial real estate loans increased $988.5 million or 53.9%, to $2,822.9 million as of December 31, 2017, from $1,834.4 million as of December 31, 2016, with approximately 96.9% of the increase attributable to the BOTC acquisition.

Commercial real estate loans increased $41.1 million, or 2.3%, to $1,834.4 million as of December 31, 2016, from $1,793.3 million as of December 31, 2015, with approximately 65.0% of the increase attributable to the Flathead acquisition. Management attributes organic growth in commercial real estate loans to continued business expansion within our market areas, particularly in the Billings, Rapid City, Gallatin Valley and Sheridan markets.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2017, our construction loan portfolio was divided among the following categories: approximately $240.2 million, or 33.9%, residential construction; approximately $119.4 million, or 16.9%, commercial construction; and, approximately $348.7 million, or 49.2%, land acquisition and development. This compares to approximately $147.9 million, or 30.7%, residential construction; approximately $125.6 million, or 26.1%, commercial construction; and, approximately $208.5 million, or 43.2%, land acquisition and development as of December 31, 2016.

Construction loans increased $226.3 million, or 46.9%, to $708.3 million as of December 31, 2017, from $482.0 million as of December 31, 2016, with approximately $237.4 million of the increase attributable to the BOTC acquisition. Exclusive of acquired loans, construction loans decreased organically $11.1 million, or 2.3%, due to decreases in land acquisition and development and commercial construction loans, which were partially offset by an increase in residential construction loans. Construction loans increased $51.3 million, or 11.9%, to $482.0 million as of December 31, 2016, from $430.7 million as of December 31, 2015, with approximately $12.7 million of the increase attributable to the Flathead Bank acquisition. Exclusive of acquired loans, construction loans increased organically $38.6 million, or 9.0%, due to growth in commercial and residential construction loans.

Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $397.0 million and $321.5 million as of December 31, 2017 and December 31, 2016, respectively. Residential real estate loans increased $460.0 million, or 44.8%, to $1,487.4 million as of December 31, 2017, from $1,027.4 million as of December 31, 2016, with the increase attributable to the BOTC acquisition. Exclusive of acquired loans, residential real estate loans were constant from December 31, 2016. During 2017, we sold most of our residential real estate loan production to secondary investors.

Residential real estate loans decreased $5.5 million, or 0.5%, to $1,027.4 million as of December 31, 2016, from $1,032.9 million as of December 31, 2015. Exclusive of residential real estate loans acquired in the Flathead acquisition, residential real estate loans decreased $26.0 million, or 2.5%, from December 31, 2015. During 2016, we sold most of our residential real estate loan production to secondary investors.

Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to customers in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 75.9% and 77.5% of our consumer loans as of December 31, 2017 and 2016, respectively, were indirect consumer loans.

Consumer loans increased $64.1 million, or 6.6%, to $1,034.4 million as of December 31, 2017, from $970.3 million as of December 31, 2016, with approximately $42.8 million of the increase attributable to the BOTC acquisition. Exclusive of acquired loans, consumer loans increased organically $21.3 million, or 2.2%, primarily due to an increase in indirect consumer loans, which was partially offset by decreases in direct consumer and credit card loans. Consumer loans increased $125.9 million, or 14.9%, to $970.3 million as of December 31, 2016, from $844.4 million as of December 31, 2015, primarily due to organic growth in indirect consumer loans. Organic growth in indirect consumer loans in 2017 and 2016 is attributable to increases in loan transaction volumes within the Company's existing dealer network.

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

Commercial loans increased $417.5 million, or 52.3%, to $1,215.4 million as of December 31, 2017, from $797.9 million as of December 31, 2016. Exclusive of the BOTC acquisition, commercial loans increased $27.5 million primarily due to organic growth across the footprint. Commercial loans increased $5.5 million, or 0.7%, to $797.9 million as of December 31, 2016, from $792.4 million as of December 31, 2015. Exclusive of the Flathead acquisition, commercial loans decreased $3.4 million primarily due to the movement of loans out of the portfolio through pay-off, charge-off or foreclosure.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans increased $3.3 million, or 2.5%, to $136.2 million as of December 31, 2017, from $132.9 million as of December 31, 2016. Exclusive of agricultural loans acquired in the BOTC acquisition, agricultural loans increased $2.6 million, or 2.0%. Agricultural loans decreased $9.3 million, or 6.5%, to $132.9 million as of December 31, 2016, from $142.2 million as of December 31, 2015. Exclusive of agricultural loans acquired in the Flathead acquisition, agricultural loans decreased $15.3 million, or 10.7%, primarily due the early repayment of loans.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2017:

Maturities and Interest Rate Sensitivities (Dollars in millions)
	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,515.3	$2,147.2	$1,514.3	$5,176.8
Consumer	319.5	615.4	99.5	1,034.4
Commercial	559.9	503.3	152.2	1,215.4
Agricultural	103.9	29.0	3.3	136.2
Other	—	—	4.9	4.9
Mortgage loans held for sale	46.6	—	—	46.6
Total loans	$2,545.2	$3,294.9	$1,774.2	$7,614.3
Loans at fixed interest rates	$1,391.1	$1,865.5	$361.9	$3,618.5
Loans at variable interest rates	1,154.1	1,429.4	1,342.9	3,926.4
Non-accrual loans	—	—	69.4	69.4
Total loans	$2,545.2	$3,294.9	$1,774.2	$7,614.3

Non-Performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2017	2016	2015	2014	2013
Non-performing loans:
Non-accrual loans	$69.4	$72.8	$66.3	$62.2	$94.5
Accruing loans past due 90 days or more	3.1	3.8	5.6	2.5	2.2
Total non-performing loans	72.5	76.6	71.9	64.7	96.7
OREO	10.1	10.0	6.3	13.6	15.5
Total non-performing assets	$82.6	$86.6	$78.2	$78.3	$112.2

Troubled debt restructurings not included above (1)	$12.6	$22.3	$15.4	$21.0	$21.8

Non-performing loans to total loans (2)	0.95%	1.40%	1.37%	1.32%	2.22%
Non-performing assets to total loans and OREO (3)	1.08	1.58	1.49	1.59	2.57
Non-performing assets to total assets (4)	0.68	0.96	0.90	0.91	1.48
Allowance for loan losses to non-performing loans (5)	99.40	99.52	106.71	114.58	88.28

(1)
Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 1.12%, 1.81%, 1.67%, 1.75% and 2.73% as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 1.25%, 1.98%, 1.78%, 2.02% and 3.07% as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 0.78%, 1.20%, 1.07%, 1.15% and 1.77% as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(5)
Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 84.72%, 77.04%, 87.89%, 86.57% and 72.05% as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

Total non-performing loans decreased $4.1 million, or 5.4%, to $72.5 million as of December 31, 2017, from $76.6 million as of December 31, 2016. Non-accrual loans, the largest component of non-performing loans, decreased $3.3 million, or 4.6%, to $69.5 million as of December 31, 2017, from $72.8 million as of December 31, 2016. This decrease was primarily due to the movement of non-performing loans out of the portfolio through pay-downs, charge-offs and foreclosures.

Total non-performing loans increased $4.7 million, or 6.5%, to $76.6 million as of December 31, 2016, from $71.9 million as of December 31, 2015, primarily due to increases in non-accrual loans. Non-accrual loans increased $6.4 million, or 9.6%, to $72.8 million as of December 31, 2016, from $66.4 million as of December 31, 2015, primarily due to the loans of two commercial and one agricultural borrower aggregating $20 million placed on non-accrual status in 2016. This increase was largely offset by the movement of non-performing loans out of the portfolio through pay-downs, charge-offs and foreclosures.

The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in millions)

	As of December 31,
	2017	Percent	2016	Percent	2015	Percent	2014	Percent	2013	Percent
Real estate:
Commercial	$27.1	37.4%	$26.5	34.6%	$24.2	33.6%	$27.7	42.8%	$48.9	50.7%
Construction:
Land acquisition and development	3.3	4.6	5.3	6.9	7.9	11.0	8.2	12.7	16.3	16.9
Commercial	3.8	5.2	0.8	1.0	1.0	1.3	2.6	4.0	0.2	0.2
Residential	1.7	2.3	0.5	0.6	0.3	0.4	0.3	0.4	1.4	1.4
Total construction	8.8	12.1	6.5	8.5	9.2	12.7	11.1	17.1	17.9	18.5
Residential	8.6	11.8	7.1	9.3	7.3	10.2	4.6	7.0	7.3	7.5
Agricultural	3.6	5.0	4.3	5.7	5.3	7.4	6.8	10.6	8.6	8.9
Total real estate	48.1	66.3	44.5	58.1	46.0	63.9	50.2	77.5	82.7	85.6
Consumer	3.3	4.6	2.9	3.8	1.9	2.7	1.3	2.0	1.4	1.4
Commercial	20.3	28.0	26.2	34.2	23.0	32.0	12.8	19.8	12.5	12.9
Agricultural	0.8	1.1	3.0	3.9	0.7	1.0	0.4	0.7	0.1	0.1
Other	—	—	—	—	0.3	0.4	—	—	—	—
Total non-performing loans	$72.5	100.0%	$76.6	100.0%	$71.9	100.0%	$64.7	100.0%	$96.7	100.0%
Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross interest income of approximately $3.5 million, $3.4 million and $3.2 million would have been accrued for the years ended December 31, 2017, 2016 and 2015, respectively.

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

OREO remained constant at $10.1 million as of December 31, 2017 as compared to December 31, 2016. During 2017, we recorded additions to OREO of $6.6 million, $1.2 million of which was acquired in conjunction with the BOTC acquisition, wrote down the fair value of OREO properties by $0.4 million and sold OREO with a book value of $6.1 million. As of December 31, 2017, 18.7% of our OREO balance related to land and land development properties, 54.1% to commercial properties, 26.6% to residential real estate properties and 0.6% to construction properties.
OREO increased $3.7 million, or 58.7%, to $10.0 million as of December 31, 2016, from $6.3 million as of December 31, 2015. During 2016, we recorded additions to OREO of $8.8 million, $1.1 million of which was acquired in conjunction with the Flathead acquisition, wrote down the fair value of OREO properties by $0.6 million and sold OREO with a book value of $4.4 million. As of December 31, 2016, 28.8% of our OREO balance related to land and land development properties, 47.8% to commercial properties, 22.8% to residential real estate properties and 0.6% to construction properties.
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
As of December 31, 2017, we had loans renegotiated in troubled debt restructurings of $44.5 million, of which $31.9 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $12.6 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
As of December 31, 2016, we had loans renegotiated in troubled debt restructurings of $49.6 million, of which $27.3 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $22.3 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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
The allowance for loan losses is increased by provisions charged against earnings and net recoveries of charged-off loans and is reduced by negative provisions credited to earnings and net loan charge-offs. Loans, or portions thereof, are charged-off when management believes that the collectability of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules. The allowance for loan losses consists of three elements:

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
Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from management's expectations at the date of acquisition, an allowance for loan losses is established. As of December 31, 2017 and 2016, management determined that an allowance of $1.0 million and $0.4 million, respectively, related to loans acquired in prior year acquisitions with evidence of credit impairment was required under generally accepted accounting principles.
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
During 2017, we recorded provisions for loan losses of $11.1 million, as compared to $10.0 million in 2016. Increases in provisions for loan losses during 2017, as compared to 2016, are reflective of higher levels of net loan charge-offs.

During 2016, we recorded provisions for loan losses of $10.0 million, as compared to $6.8 million in 2015. Increases in provisions for loan losses during 2016, as compared to 2015, are reflective of loan growth, increases in general and specific reserves related to energy sector loans and higher levels of criticized and non-performing loans.

The following table sets forth information regarding our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in millions)

As of and for the year ended December 31,	2017	2016	2015	2014	2013
Balance at the beginning of period	$76.2	$76.8	$74.2	$85.3	$100.5
Charge-offs:
Real estate
Commercial	2.4	3.5	0.3	2.0	4.4
Construction	0.8	0.7	2.4	0.3	3.5
Residential	1.2	1.0	0.7	0.7	2.2
Agricultural	—	—	0.7	—	0.1
Consumer	11.3	8.6	5.6	4.9	4.6
Commercial	6.8	5.8	1.7	6.0	5.7
Agricultural	0.4	0.2	0.2	0.1	—
Total charge-offs	22.9	19.8	11.6	14.0	20.5
Recoveries:
Real estate
Commercial	0.9	0.5	1.8	1.0	3.6
Construction	0.2	1.8	0.9	2.0	2.0
Residential	0.3	0.3	0.4	0.4	0.4
Agricultural	—	0.6	—	—	—
Consumer	4.2	2.8	2.6	2.3	2.1
Commercial	2.1	3.2	1.7	3.8	3.3
Agricultural	—	—	—	—	—
Total recoveries	7.7	9.2	7.4	9.5	11.4
Net charge-offs	15.2	10.6	4.2	4.5	9.1
Provision for loan losses	11.1	10.0	6.8	(6.6)	(6.1)
Balance at end of period	$72.1	$76.2	$76.8	$74.2	$85.3
Period end loans	$7,614.3	$5,478.5	$5,246.2	$4,897.4	$4,344.9
Average loans	6,675.4	5,378.3	5,056.8	4,602.9	4,281.7
Net charge-offs to average loans	0.23%	0.20%	0.08%	0.10%	0.21%
Allowance to period-end loans	0.95	1.39	1.46	1.52	1.96

The allowance for loan losses was $72.1 million, or 0.95% of period-end loans, at December 31, 2017, compared to $76.2 million, or 1.39% of period-end loans, at December 31, 2016, and $76.8 million, or 1.46% of period-end loans, at December 31, 2015. The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2017, compared to December 31, 2016 and December 31, 2015, is primarily due to the addition of acquired loans which are initially recorded at fair value with no carryover of the related allowance for loan losses.

During second quarter 2016, we performed an in-depth review of qualitative factors used in determining the appropriate level of the allowance for loan losses to better reflect our loss experience. The review resulted in reductions in general reserves allocated to commercial real estate and construction loans. Decreases in general reserves were more than offset by increases in specific reserves on commercial real estate loans. The adjustment of qualitative factors combined with management's assessment of losses on specific loans with identified weaknesses did not result in a material impact to the overall level of our allowance for loan losses.

During third quarter 2015, we added a general economic qualitative loss factor to our allowance for loan loss calculation to estimate the potential impact of economic stresses on loans in our markets which are heavily impacted by energy prices. As of December 31, 2017, our direct exposure to the energy sector was approximately $75.6 million in outstanding loans, including approximately $57.9 million related to drilling and extraction activity and approximately $17.0 million advanced to service companies. We also had commitments to lend an additional $17.7 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 8.8% as of December 31, 2017, compared to 12.8% as of

December 31, 2016. The decrease in reserves allocated to energy loans was primarily due to the charge-off of specific reserves related to one borrower.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times during the five-year period ended December 31, 2017, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2017		2016		2015		2014		2013
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$31.6	68.0%	$28.6	64.2%	$52.3	65.1%	$53.9	65.9%	$63.9	65.4%
Consumer	8.7	13.6	7.7	17.7	5.1	16.1	5.0	15.6	6.2	15.5
Commercial	30.6	15.9	38.1	14.6	18.8	15.1	14.3	15.1	14.7	15.6
Agricultural	1.2	1.8	1.8	2.4	0.6	2.7	1.0	2.5	0.5	2.6
Other loans	—	0.1	—	—	—	—	—	0.1	—	—
Mortgage loans held for sale	—	0.6	—	1.1	—	1.0	—	0.8	—	0.9
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$72.1	100.0%	$76.2	100.0%	$76.8	100.0%	$74.2	100.0%	$85.3	100.0%

The allowance for loan losses allocated to real estate loans increased 10.5% to $31.6 million as of December 31, 2017, from $28.6 million as of December 31, 2016, primarily due to higher levels of specific reserves and higher loss rates in the commercial real estate portfolio. The allowance for loan losses allocated to real estate loans, decreased 45.3% to $28.6 million as of December 31, 2016, from $52.3 million as of December 31, 2015, primarily due to adjustment of our percentage loss factors applied to the credit exposures from outstanding real estate loans utilizing our loss experience subsequent to the financial crisis, which were partially offset by increases in criticized and classified real estate loans.

The allowance for loan losses allocated to commercial loans decreased 19.7% to $30.6 million as of December 31, 2017, from $38.1 million as of December 31, 2016, primarily due to lower levels of specific reserves and lower rates within the portfolio. The allowance for loan losses allocated to commercial loans increased 102.7% to $38.1 million as of December 31, 2016, from $18.8 million as of December 31, 2015, primarily due to adjustment of our percentage loss factors applied to the credit exposures from outstanding commercial loans utilizing our loss experience subsequent to the financial crisis, an increase in criticized and classified energy sector loans and an increase in the general economic loss factor applied to all energy sector loans.

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

Investment securities increased $568.7 million, or 26.8%, to $2,693.2 million as of December 31, 2017, from $2,124.5 million as of December 31, 2016. Approximately $481.6 million of this increase was attributable to the acquisition of BOTC in May 2017 with the remaining increase due to normal fluctuations in our investment portfolio. Investment securities increased $67.0 million, or 3.3%, to $2,124.5 million as of December 31, 2016, from $2,057.5 million as of December 31, 2015, primarily due to the Flathead acquisition.

The following table sets forth the book value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2017. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Beginning January 1, 2018, taxable-equivalent-yields will be based upon a tax rate of 21%.
Securities Maturities and Yield (Dollars in millions)

	Book Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing within one year	$2.6	0.10%	1.18%
Maturing in one to five years	0.6	0.02	1.46
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	3.2	0.12	1.23
U.S. Government agency securities
Maturing within one year	71.0	2.64	1.20
Maturing in one to five years	381.5	14.17	1.68
Maturing in five to ten years	136.8	5.08	2.39
Mark-to-market adjustments on securities available-for-sale	(8.0)	(0.30)	NA
Total	581.3	21.59	1.79
Mortgage-backed securities
Maturing within one year	425.3	15.79	2.53
Maturing in one to five years	1,112.2	41.30	1.64
Maturing in five to ten years	157.1	5.83	2.67
Maturing after ten years	101.5	3.77	3.33
Mark-to-market adjustments on securities available-for-sale	(12.4)	(0.46)	NA
Total	1,783.7	66.23	2.03
Marketable CDs
Maturing in one to five years	3.0	0.11	1.89
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	3.0	0.11	1.89
Tax exempt securities
Maturing within one year	11.5	0.43	3.06
Maturing in one to five years	64.3	2.39	3.47
Maturing in five to ten years	89.4	3.32	4.32
Maturing after ten years	7.2	0.27	5.23
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	172.4	6.41	3.96
Corporate securities
Maturing within one year	15.1	0.56	1.84
Maturing in one to five years	128.5	4.77	1.89
Maturing after ten years	6.0	0.22	5.75
Mark-to-market adjustments on securities available-for-sale	(0.2)	(0.01)	NA
Total	149.4	5.54	2.04
Other securities
Maturing within one year	0.1	—	7.85
Maturing in five to ten years	0.1	—	7.52
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	0.2	—	7.66
Total	$2,693.2	100.00%	1.97%

Maturities of U.S. government agency securities noted above reflect $140.0 million of investment securities at their final maturities although they have call provisions within the next year. Based on current market interest rates, management expects approximately $5.0 million of these securities will be called in 2018.

As of December 31, 2017, the estimated duration of our investment portfolio was 2.7 years, as compared to 3.0 years as of December 31, 2016. The weighted average yield on investment securities increased seventeen basis points to 1.97% in 2017, from 1.80% in 2016, and increased ten basis points to 1.80% in 2016, from 1.70% in 2015.

As of December 31, 2017, investment securities with amortized costs and fair values of $2,087.7 million and $2,062.6 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,400.1 million and $1,388.2 million, respectively, as of December 31, 2016. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2017, the carrying value of our investments in non-agency mortgage-backed securities totaled $91.5 million. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2017, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

As of December 31, 2017, approximately 77.4% of our tax-exempt securities were general obligation securities, of which 81.0% were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.

As of December 31, 2016, approximately 81.8% of our tax-exempt securities were general obligation securities, of which 60.1% were issued by political subdivisions or agencies within the states of Montana, Wyoming and South Dakota.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2017, we had investment securities with fair values aggregating $793.0 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $16.7 million as of December 31, 2017, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2017, 2016 or 2015.

For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Goodwill and Intangibles
Goodwill increased $231.9 million, or 109.0%, to $444.7 million as of December 31, 2017, from $212.8 million as of December 31, 2016, attributable to the provisional goodwill recorded in conjunction with the acquisition of BOTC. Goodwill increased $8.3 million to $212.8 million as of December 31, 2016, from $204.5 million as of December 31, 2015, attributable to the goodwill recorded in conjunction with the Flathead acquisition.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles, net of accumulated amortization, increased $39.5 million, or 411.5%, to $49.1 million in 2017, as December 31, 2017, from $9.6 million as of December 31, 2016, attributable to the core deposit intangibles recorded in conjunction with the acquisition of BOTC. Core deposit intangibles, net of accumulated amortization decreased $1.0 million to $9.6 million as of December 31, 2016 compared to $10.6 million as of December 31, 2015, due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. We acquired core deposit intangibles of $48.0 million in conjunction with our acquisition of BOTC in May 2017, $2.5 million in conjunction with our acquisition of Flathead in August 2016 and $0.7 million in conjunction with our acquisition of Absarokee in July 2015.

Deposits

We emphasize developing relationships with our customers in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.

The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in millions)

As of December 31,	2017	Percent	2016	Percent	2015	Percent	2014	Percent	2013	Percent
Non-interest bearing demand	$2,900.0	29.2%	$1,906.3	25.8%	$1,823.7	25.6%	$1,791.4	25.6%	$1,491.7	24.3%
Interest bearing:
Demand	2,787.5	28.1	2,276.5	30.9	2,178.4	30.8	2,133.3	30.4	1,848.8	30.2
Savings	3,095.4	31.2	2,141.8	29.0	1,955.2	27.6	1,843.4	26.3	1,602.5	26.1
Time, $100 or more	432.0	4.3	461.4	6.3	487.4	6.9	520.1	7.4	492.1	8.0
Time, other	720.0	7.2	590.1	8.0	644.2	9.1	718.1	10.3	698.7	11.4
Total interest bearing	7,034.9	70.8	5,469.8	74.2	5,265.2	74.4	5,214.9	74.4	4,642.1	75.7
Total deposits	$9,934.9	100.0%	$7,376.1	100.0%	$7,088.9	100.0%	$7,006.3	100.0%	$6,133.8	100.0%

Total deposits increased $2,558.8 million, or 34.7%, to $9,934.9 million as of December 31, 2017, from $7,376.1 million as of December 31, 2016, with the increase attributable to the BOTC acquisition in May 2017. Total deposits increased $287.2 million, or 4.1%, to $7,376.1 million as of December 31, 2016, from $7,088.9 million as of December 31, 2015, with approximately $209.6 million of the increase attributable to the Flathead acquisition in August 2016. During 2017 and 2016, the mix of deposits continued to shift from higher-costing time deposits to lower-costing savings and demand deposits. Management attributes this ongoing gradual shift to a sustained low interest rate environment.

Non-interest bearing demand deposits. Non-interest bearing demand deposits increased $993.7 million, or 52.1%, to $2,900.0 million as of December 31, 2017, from $1,906.3 million as of December 31, 2016, with the increase attributable to the BOTC acquisition in May 2017. Exclusive of acquired deposits, non-interest bearing demand deposits decreased organically $15.0 million, or 0.8%. Non-interest bearing demand deposits increased $82.6 million, or 4.5%, to $1,906.3 million as of December 31, 2016, from $1,823.7 million as of December 31, 2015, with approximately $64.7 million of the increase attributable to the Flathead acquisition in August 2016.

Interest bearing demand deposits. Interest bearing demand deposits increased $511.0 million, or 22.4%, to $2,787.5 million as of December 31, 2017, from $2,276.5 million as of December 31, 2016, with the increase attributable to the BOTC acquisition in May 2017. Exclusive of acquired deposits, interest bearing demand deposits decreased organically $106.2 million, or 4.7%. Interest bearing demand deposits increased $98.1 million, or 4.5%, to $2,276.5 million as of December 31, 2016, from $2,178.4 million as of December 31, 2015, with approximately $57.1 million of the increase attributable to the Flathead acquisition in August 2016.

Savings deposits. Savings deposits increased $953.6 million, or 44.5%, to $3,095.4 million as of December 31, 2017, from $2,141.8 million as of December 31, 2016, with approximately $902.5 million of the increase attributable to the BOTC acquisition in May 2017. Exclusive of acquired deposits, savings deposits increased organically $51.1 million, or 2.4%, net of the health savings deposits sold in 2017. Savings deposits increased $186.6 million, or 9.5%, to $2,141.8 million as of December 31, 2016, from $1,955.2 million as of December 31, 2015, with approximately $65.7 million of the increase attributable to the Flathead acquisition in August 2016.

Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $29.4 million, or 6.4%, to $432.0 million as of December 31, 2017, from $461.4 million as of December 31, 2016. Exclusive of acquired deposits, time deposits of $100,000 or more decreased organically $83.2 million, or 18.0%. Time deposits of $100,000 or more decreased $26.0 million, or 5.3%, to $461.4 million as of December 31, 2016, from $487.4 million as of December 31, 2015.

Other time deposits. Other time deposits increased $129.9 million, or 22.0%, to $720.0 million as of December 31, 2017, from $590.1 million as of December 31, 2016. Exclusive of other time deposits acquired in the BOTC acquisition in May 2017, other time deposits decreased $40.4 million, or 6.8%, from December 31, 2016 to December 31, 2017. Other time deposits decreased $54.0 million, or 8.4%, to $590.2 million as of December 31, 2016, from $644.2 million as of December 31, 2015. Exclusive of other time deposits acquired in the Flathead acquisition in August 2016, other time deposits decreased $76.1 million, or 11.8%, from December 31, 2015 to December 31, 2016.

As of December 31, 2017 and 2016, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $94.2 million and $25.7 million, respectively. As of December 31, 2017 and 2016, we had no certificates of deposit issued in brokered transactions.

For additional information concerning customer deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, customer deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day. Repurchase agreement balances increased $105.4 million, or 19.6%, to $643.0 million as of December 31, 2017, from $537.6 million as of December 31, 2016, and increased $27.0 million, or 5.3%, to $537.6 million as of December 31, 2016, from $510.6 million as of December 31, 2015. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of our customers.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in millions)

As of and for the year ended December 31,	2017	2016	2015
Securities sold under repurchase agreements:
Balance at period end	$643.0	$537.6	$510.6
Average balance	587.1	481.0	456.3
Maximum amount outstanding at any month-end	704.4	537.6	510.6
Average interest rate:
During the year	0.21%	0.09%	0.05%
At period end	0.26	0.18	0.07

Long-Term Debt

Long-term debt decreased $14.9 million, or 53.2%, to $13.1 million as of December 31, 2017, from $28.0 million as of December 31, 2016 due to the reclassification of $20.0 million of subordinated debt to other borrowed funds, as the maturity of the debt was then under one year, which was offset by an increase on November 16, 2017, when the Company borrowed $5.1 million on a 1.0% fixed rate note payable maturing on December 31, 2041. The note payable is interest only, payable quarterly, until December 31, 2025 and then principal and interest payable until maturity. The note is collateralized by the Company's equity interest related to a New Market Tax Credit ("NMTC") in BFCC Sub CDE, LLC, a CDE owned 99.9% by the Company.

Long-term debt remained stable at $28.0 million as of December 31, 2016 and $27.9 million as of December 31, 2015. On January 29, 2015, the Company borrowed $5.0 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest related to a NMTC in Universal Sub CDE, LLC, a CDE owned 99.9% by the Company. For additional information regarding the long-term debt, see “Notes to Consolidated Financial Statements—Long-Term Debt,” included in Part IV, Item 15 of this report.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $41.7 million, or 92.9%, to $86.6 million as of December 31, 2017, from $44.9 million as of December 31, 2016. This increase was primarily attributable to deferred compensation accruals as a result of the acquisition of BOTC in May 2017. Accounts payable and accrued expenses decreased $8.1 million, or 15.3%, to $44.9 million as of December 31, 2016, from $53.0 million as of December 31, 2015, primarily due to the timing and amounts of corporate tax payments. In addition, during 2016, we amended our post-retirement healthcare plan to discontinue offering healthcare benefits to future retirees beginning July 1, 2016. The plan amendment reduced our accumulated post-retirement benefit obligation by $3.1 million in 2016.

Deferred Tax Liability/Asset
As of December 31, 2017, we had a net deferred tax asset of $4.0 million, as compared to a net deferred tax liability of $6.8 million as of December 31, 2016. The shift in deferred taxes from a net liability to a net asset was primarily due to increases in deferred tax assets related to NOL carryforwards and federal tax credits from the BOTC merger. These increases were partially offset by increases in deferred tax liabilities related to depreciation of fixed assets.
The net deferred tax liability decreased $3.0 million, or 30.6%, to $6.8 million as of December 31, 2016, from $9.8 million as of December 31, 2015, primarily due to increases in deferred tax assets related to unrealized losses on available-for sale investment securities.

Contractual Obligations

Contractual obligations as of December 31, 2017 are summarized in the following table.
Contractual Obligations (Dollars in millions)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$8,783.0	$—	$—	$—	$8,783.0
Time deposits	740.3	321.8	89.2	0.6	1,151.9
Securities sold under repurchase agreements	643.0	—	—	—	643.0
Other borrowed funds (1)	20.0	—	—	—	20.0
Long-term debt obligations (2)	—	—	5.0	6.6	11.6
Capital lease obligations	0.1	0.2	0.2	1.0	1.5
Operating lease obligations	6.0	10.9	8.7	18.5	44.1
Purchase obligations (3)	1.1	—	—	—	1.1
Subordinated debentures held by subsidiary trusts (4)	—	—	—	82.5	82.5
Total contractual obligations	$10,193.5	$332.9	$103.1	$109.2	$10,738.7

(1)
Included in other borrowed funds are tax deposits made by customers pending subsequent withdrawal by the federal government and a fixed rate subordinated term loan bearing interest of 6.81% and maturing on January 9, 2018. For additional information concerning other borrowed funds, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

(2)
Long-term debt obligations consists of a fixed rate note payable bearing interest of 2.28% and maturing on July 29, 2022; fixed rate note payable bearing interest of 6.24% and maturing on September 6, 2032; and, a fixed rate note payable bearing interest of 1.00% and maturing December 31, 2041. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

Capital Resources and Liquidity Management

Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $445.0 million, or 45.3%, to $1,427.6 million as of December 31, 2017 from $982.6 million as of December 31, 2016, due primarily to the retention of earnings and issuance of common stock as partial consideration for the acquisition of Cascade Bancorp. We paid aggregate cash dividends of $48.6 million to common shareholders during 2017. On January 30, 2018, we declared a quarterly dividend to common stockholders of $0.28 per share, which was paid on February 22, 2018 to shareholders of record as of February 12, 2018. For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements — Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.

Stockholders’ equity increased $32.1 million, or 3.4%, to 982.6 million as of December 31, 2016 from $950.5 million as of December 31, 2015, due primarily to the retention of earnings. Increases in stockholders' equity due to earnings retention were partially offset by the repurchase and retirement of our common stock. During 2016, we repurchased and retired 975,877 shares of our Class A common stock in open market transactions at an aggregate purchase price of $25.5 million. The repurchases were made pursuant to a stock repurchase program approved by our Board of Directors on September 24, 2015. We paid aggregate cash dividends of $39.4 million to common shareholders during 2017.

On September 25, 2017, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The registration statement permits us to offer and sell up to $250.0 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific plans to offer any of the securities covered by the registration statement.

On May 30, 2017, the Company issued 11,252,750 shares of its Class A common stock with an aggregate value of $386.0 million as partial consideration for the acquisition of Cascade Bancorp. In addition, during 2017, the Company issued 14,926 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.5 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

On January 26, 2017, we filed a registration statement on Form S-4, as amended on March 20, 2017 and April 6, 2017, to register 11,839,179 shares of Class A common stock to be issued as partial consideration for our acquisition of Cascade Bancorp. For additional information regarding the acquisition, see “—Executive Overview—Recent Trends and Developments” included above “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

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

As of December 31, 2017 and 2016, we had capital levels that, in all cases, exceeded the well capitalized guidelines. Additionally, our calculations indicate that as of December 31, 2017, we would meet all fully phased-in Basel III capital adequacy requirements. For additional information regarding the impact of this final rule, see "Regulation and Supervision — Capital Standards and Prompt Corrective Action" included in Part I, Item 1 of this report. For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2017. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.

Interest Rate Sensitivity Gaps (Dollars in thousands)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$2,646.6	$1,273.9	$3,141.0	$483.4	$7,544.9
Investment securities (2)	164.7	441.5	1,385.3	701.7	2,693.2
Interest bearing deposits in banks	562.3	—	—	—	562.3
Federal funds sold	0.1	—	—	—	0.1
Total interest earning assets	$3,373.7	$1,715.4	$4,526.3	$1,185.1	$10,800.5
Interest bearing liabilities:
Interest bearing demand accounts (3)	$776.0	$630.0	$1,381.5	$—	$2,787.5
Savings deposits (3)	1,741.5	727.0	626.9	—	3,095.4
Time deposits, $100 or more	88.6	175.9	167.5	—	432.0
Other time deposits	225.2	250.6	154.3	89.8	719.9
Securities sold under repurchase agreements	643.0	—	—	—	643.0
Other borrowed funds	20.0	—	—	—	20.0
Long-term debt	—	0.1	5.4	7.6	13.1
Subordinated debentures held by subsidiary trusts	82.5	—	—	—	82.5
Total interest bearing liabilities	$3,576.8	$1,783.6	$2,335.6	$97.4	$7,793.4
Rate gap	$(203.1)	$(68.2)	$2,190.7	$1,087.7	$3,007.1
Cumulative rate gap	(203.1)	(271.3)	1,919.4	3,007.1
Cumulative rate gap as a percentage of total interest earning assets	(1.88)%	(2.51)%	17.77%	27.84%	27.84%

(1)
Does not include non-accrual loans of $69.4 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $3.6 million, a negative cumulative one year gap of $2.3 million and a positive cumulative one to five year gap of $1.9 million.

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 4.0% of the net interest income will be at risk over a one-year period should interest rates shift up or down 2.0%. As of December 31, 2017, our income simulation model predicted net interest income would increase $5.1 million, or 1.30%, assuming a 0.5% increase in interest rates during each of the next four consecutive quarters. This scenario predicts that our interest bearing assets reprice faster than our interest bearing liabilities. We have not engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk.

We did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2017. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 125 and 150 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2.0% are modeled not to fall below 0% with an overall decrease of 2.0% in interest rates. Although we did not simulate a decrease in interest rates due to the extremely low rate environment as of December 31, 2017, a further decline in interest rates would result in compression of our net interest income.

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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2017 and 2016
Consolidated Statements of Income — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2017, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited First Interstate BancSystem, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Des Moines, Iowa
February 28, 2018

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning “Directors, Executive Officers and Corporate Governance” is set forth under the heading, “Directors and Executive Officers" in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference.

Information concerning “Compliance With Section 16(a) of the Securities Exchange Act of 1934” is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning “Executive Compensation” is set forth under the headings “Compensation of Executive Officers Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference.

The following table provides information, as of December 31, 2017, regarding our equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans
approved by shareholders(2)	642,255	$16.13	1,954,046

Equity compensation plans not
approved by shareholders	NA	NA	NA

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
Represents stock options issued pursuant to the 2015 Equity Compensation Plan, as amended and restated. For additional information, see “Notes to Consolidated Financial Statements—Stock Based Compensation” included in financial statements included Part IV, Item 15 of this report.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning “Certain Relationships and Related Transactions and Director Independence” is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services” is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2018 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors First Interstate BancSystem, Inc.

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Des Moines, Iowa
February 28, 2018

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

December 31,	2017	2016
Assets
Cash and due from banks	$196,495	$146,779
Federal funds sold	146	95
Interest bearing deposits in banks	562,345	635,149
Total cash and cash equivalents	758,986	782,023
Investment securities:
Available-for-sale	2,208,712	1,611,698
Held-to-maturity (estimated fair values of $483,349 and $513,273 at December 31, 2017 and 2016, respectively)	484,494	512,770
Total investment securities	2,693,206	2,124,468
Loans held for investment	7,567,720	5,416,750
Mortgage loans held for sale	46,635	61,794
Total loans	7,614,355	5,478,544
Less allowance for loan losses	72,147	76,214
Net loans	7,542,208	5,402,330
Premises and equipment, net of accumulated depreciation	241,862	194,457
Goodwill	444,704	212,820
Company-owned life insurance	260,551	198,116
Other real estate owned (“OREO”)	10,053	10,019
Accrued interest receivable	38,031	29,852
Mortgage servicing rights, net of accumulated amortization and impairment reserve	24,770	18,457
Deferred tax asset, net	4,028	—
Core deposit intangibles, net of accumulated amortization	49,109	9,648
Other assets	145,747	81,705
Total assets	$12,213,255	$9,063,895
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$2,900,042	$1,906,257
Interest bearing	7,034,829	5,469,853
Total deposits	9,934,871	7,376,110
Securities sold under repurchase agreements	642,961	537,556
Accounts payable and accrued expenses	86,596	44,923
Accrued interest payable	5,599	5,421
Deferred tax liability, net	—	6,839
Long-term debt	13,126	27,970
Other borrowed funds	20,009	6
Subordinated debentures held by subsidiary trusts	82,477	82,477
Total liabilities	10,785,639	8,081,302
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock	686,991	296,071
Retained earnings	752,588	694,650
Accumulated other comprehensive income (loss), net	(11,963)	(8,128)
Total stockholders’ equity	1,427,616	982,593
Total liabilities and stockholders’ equity	$12,213,255	$9,063,895
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

Year Ended December 31,	2017	2016	2015
Interest income:
Interest and fees on loans	$324,769	$259,219	$246,015
Interest and dividends on investment securities:
Taxable	42,697	32,160	30,861
Exempt from federal taxes	3,156	3,447	3,998
Interest on deposits in banks	7,146	2,589	1,537
Interest on federal funds sold	9	11	12
Total interest income	377,777	297,426	282,423
Interest expense:
Interest on deposits	21,367	12,662	13,107
Interest on securities sold under repurchase agreements	1,253	429	231
Interest on other borrowed funds	1,537	—	—
Interest on long-term debt	599	1,815	2,300
Interest on subordinated debentures held by subsidiary trusts	3,178	2,755	2,422
Total interest expense	27,934	17,661	18,060
Net interest income	349,843	279,765	264,363
Provision for loan losses	11,053	9,991	6,822
Net interest income after provision for loan losses	338,790	269,774	257,541
Non-interest income:
Payment services revenues	43,308	34,374	32,750
Mortgage banking revenues	28,896	37,222	29,973
Wealth management revenues	21,067	20,460	19,907
Service charges on deposit accounts	21,276	18,426	17,031
Other service charges, commissions and fees	13,358	11,506	10,404
Loss on termination of interest rate swap	(1,132)	—	—
Investment securities gains, net	718	330	137
Other income	14,262	10,028	11,313
Non-recurring litigation recovery	—	4,150	—
Total non-interest income	141,753	136,496	121,515
Non-interest expense:
Salaries and wages	122,751	108,684	101,451
Employee benefits	37,561	35,193	31,324
Occupancy, net	22,410	17,714	17,879
Furniture and equipment	11,467	9,584	15,524
Outsourced technology services	25,087	20,547	10,124
FDIC insurance premiums	4,605	4,548	4,858
Professional fees	6,847	4,990	6,458
OREO expense, net of income	467	(44)	(1,475)
Mortgage servicing rights amortization	3,038	2,957	2,434
Mortgage servicing rights impairment recovery	(93)	(35)	(97)
Core deposit intangibles amortization	5,438	3,427	3,388
Other expenses	57,087	50,625	50,936
Loss contingency expense	—	—	5,000
Acquisition related expenses	27,156	2,821	795
Total non-interest expense	323,821	261,011	248,599
Income before income tax expense	156,722	145,259	130,457
Income tax expense	50,201	49,623	43,662
Net income	$106,521	$95,636	$86,795

Basic earnings per common share	$2.07	$2.15	$1.92
Diluted earnings per common share	2.05	2.13	1.90
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

Year ended December 31,	2017	2016	2015
Net income	$106,521	$95,636	$86,795
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	(6,545)	(19,379)	3,151
Reclassification adjustment for net gains included in income	(718)	(330)	(137)
Change in unamortized loss on available-for-sale investment securities transferred into held-to-maturity	1,858	1,858	1,611
Change in net unrealized gain (loss) on derivatives	(1,095)	(203)	165
Reclassification adjustment for derivative net losses included in income	1,132	—	—
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	(1,264)	3,983	58
Other comprehensive income (loss), before tax	(6,632)	(14,071)	4,848
Deferred tax benefit (expense) related to other comprehensive income (loss)	2,797	5,537	(1,908)
Other comprehensive income (loss), net of tax	(3,835)	(8,534)	2,940
Comprehensive income	$102,686	$87,102	$89,735
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$323,596	$587,862	$(2,534)	$908,924
Net income	—	86,795	—	86,795
Other comprehensive income, net of tax	—	—	2,940	2,940
Common stock transactions:
793,077 common shares purchased and retired	(20,647)	—	—	(20,647)
21,414 common shares issued	—	—	—	—
169,577 non-vested common shares issued	—	—	—	—
19,184 non-vested common shares forfeited or canceled	—	—	—	—
261,080 stock options exercised, net of 89,358 shares tendered in payment of option price and income tax withholding amounts	3,369	—	—	3,369
Tax benefit of stock-based compensation	1,443	—	—	1,443
Stock-based compensation expense	3,959	—	—	3,959
Cash dividends declared:
Common ($0.80 per share)	—	(36,290)	—	(36,290)
Balance at December 31, 2015	311,720	638,367	406	950,493
Net income	—	95,636	—	95,636
Other comprehensive loss, net of tax	—	—	(8,534)	(8,534)
Common stock transactions:
1,015,389 common shares purchased and retired	(26,854)	—	—	(26,854)
16,347 common shares issued	—	—	—	—
190,239 non-vested common shares issued	—	—	—	—
29,844 non-vested common shares forfeited or canceled	—	—	—	—
336,598 stock options exercised, net of 104,643 shares tendered in payment of option price and income tax withholding amounts	4,683	—	—	4,683
Tax benefit of stock-based compensation	2,146	—	—	2,146
Stock-based compensation expense	4,376	—	—	4,376
Cash dividends declared:
Common ($0.88 per share)	—	(39,353)	—	(39,353)
Balance at December 31, 2016	$296,071	$694,650	$(8,128)	$982,593
Net income	—	106,521	—	106,521
Other comprehensive loss, net of tax benefit	—	—	(3,835)	(3,835)
Common stock transactions:
33,063 common shares purchased and retired	(1,348)	—	—	(1,348)
11,267,676 common shares issued	385,969	—	—	385,969
140,246 non-vested common shares issued	—	—	—	—
53,571 non-vested common shares forfeited or canceled	—	—	—	—
218,095 stock options exercised, net of 67,792 shares tendered in payment of option price and income tax withholding amounts	2,431	—	—	2,431
Stock-based compensation expense	3,868	—	—	3,868
Cash dividends declared:
Common ($0.96 per share)	—	(48,583)	—	(48,583)
Balance at December 31, 2017	$686,991	$752,588	$(11,963)	$1,427,616
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$106,521	$95,636	$86,795
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	11,053	9,991	6,822
Net (gain) loss on disposal of property and equipment	137	621	(731)
Depreciation and amortization	18,432	19,480	18,313
Net premium amortization on investment securities	11,616	12,520	14,880
Net (gain) loss on investment securities transactions	(718)	(330)	(137)
Realized and unrealized net gains on mortgage banking activities	(25,174)	(26,806)	(21,748)
Net loss (gain) on sale of OREO	59	(925)	(2,991)
Write-down of OREO and other assets pending disposal	406	792	1,013
Net (gain) on sale of Health Savings Accounts	(3,068)	—	—
Mortgage servicing rights recovery	(93)	(35)	(97)
Deferred income tax expense (benefit)	20,917	3,369	12,449
Net increase in cash surrender value of company-owned life insurance policies	(5,397)	(4,477)	(3,432)
Stock-based compensation expense	3,868	4,376	3,959
Tax benefits from stock-based compensation	—	2,146	1,443
Excess tax benefits from stock-based compensation	—	(1,566)	(1,184)
Originations of mortgage loans held for sale	(945,200)	(1,113,292)	(1,148,098)
Proceeds from sales of mortgage loans held for sale	990,266	1,125,365	1,164,804
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(574)	(1,053)	(101)
Decrease (increase) in other assets	(6,063)	(2,214)	(3,622)
Increase (decrease) in interest payable	178	445	(1,006)
Increase (decrease) in accounts payable and accrued expenses	(22,483)	(5,973)	(11,931)
Net cash provided by operating activities	154,683	118,070	115,400
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(12,793)	(18,173)	(45,179)
Available-for-sale	(614,267)	(905,940)	(474,846)
Proceeds from maturities, pay-downs, calls and sales of investment securities:
Held-to-maturity	97,407	112,563	118,406
Available-for-sale	426,221	814,598	648,683
Purchase of company-owned life insurance	—	—	(30,000)
Extensions of credit to customers, net of repayments	(99,722)	(168,321)	(327,878)
Recoveries of loans charged-off	7,749	9,249	7,432
Proceeds from sales of OREO	5,913	5,325	15,644
Acquisition of intangible assets	(28,013)	—	—
Proceeds from the sale of Health Savings Accounts	6,138	—	—
Proceeds from sale of loan production office	—	932	—
Acquisition of bank and bank holding company, net of cash and cash equivalents, received	91,779	18,554	(1,636)
Capital expenditures, net of proceeds from sales	(10,977)	(11,879)	(5,965)
Net cash provided by (used in) investing activities	$(130,565)	$(143,092)	$(95,339)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)

Year Ended December 31,	2017	2016	2015
Cash flows from financing activities:
Net increase (decrease) in deposits	$(110,216)	$77,586	$19,160
Net increase (decrease) in securities sold under repurchase agreements	105,405	8,871	6,385
Net increase (decrease) in other borrowed funds	64	4	(7)
Repayments of long-term debt	92	(65)	(16,538)
Advances on long-term debt	5,000	150	5,103
Write-off of debt issuance costs	—	—	7
Proceeds from issuance of common stock	2,431	4,683	3,369
Excess tax benefits from stock-based compensation	—	1,566	1,184
Purchase and retirement of common stock	(1,348)	(26,854)	(20,647)
Dividends paid to common stockholders	(48,583)	(39,353)	(36,290)
Net cash provided by (used in) financing activities	(47,155)	26,588	(38,274)
Net increase (decrease) in cash and cash equivalents	(23,037)	1,566	(18,213)
Cash and cash equivalents at beginning of period	782,023	780,457	798,670
Cash and cash equivalents at end of period	$758,986	$782,023	$780,457

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$28,759	$54,419	$27,335
Cash paid during the period for interest expense	27,757	17,200	18,933

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$3,009	$—	$—
Transfer from long-term debt to other borrowed funds	20,000	—	—
Transfer of loans to other real estate owned	5,219	7,648	5,560
Capitalization of internally originated mortgage servicing rights	5,563	5,758	3,614

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$424,302	$—	$—
Investment securities held to maturity	57,307	—	—
Loans held for sale	10,253	—	—
Loans	2,079,336	—	—
Premises and equipment	46,732	—	—
Goodwill	231,886	—	—
Core deposit intangible	47,968	—	—
Mortgage servicing rights	3,491	—	—
Interest receivable	7,605	—	—
Company-owned life insurance	57,038	—	—
Deferred tax assets	28,640	—	—
Other real estate owned	1,192	—	—
Other assets	31,572	—	—
Total noncash assets acquired	$3,027,322	$—	$—

Liabilities assumed:
Deposits	$(2,668,976)	$—	$—
Accounts payable and accrued expenses	(64,156)	—	—
Total liabilities assumed	$(2,733,132)	$—	$—
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2017, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2016 and 2015 to conform to the 2017 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

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
(Dollars in millions, except share and per share data)

for loan losses, the valuation of goodwill, fair valuations of investment securities and other financial instruments and the status of loss contingencies.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2017 and 2016, the Company had cash of $552.0 million and $625.3 million, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $16.1 million and $19.3 million as of December 31, 2017 and 2016, respectively, to reduce service charges for check clearing services.

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
(Dollars in millions, except share and per share data)

are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date, with no carryover of the related allowance for credit losses. Credit risks are included in the determination of fair value. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. The accounting for loans acquired with evidence of a deterioration of credit quality is described below.

Loans acquired through the completion of a transfer, including loans acquired in business combinations, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial measurement are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

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

Loans held for sale include residential mortgage loans originated for immediate sale. Beginning January 1, 2016, the Company elected to account for loans held for sale using the fair value option. Under the fair value option, net loan origination fees are recognized in non-interest income at the time of origination. Subsequent changes in the estimated fair values of loans held for sale are recorded as unrealized gains and losses in non-interest income. Prior to 2016, the Company carried loans held for sale at the lower of aggregate cost or estimated market value. Estimated fair values of loans held for sale are determined based upon current secondary market prices for loans with similar coupons, maturities and credit quality, or in the case of committed loan, on current delivery prices. Gains and losses on loan held for sale are recognized based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of loans held for sale, as well as realized gains and losses on the sale of loans, are included in non-interest income - mortgage banking revenues on the accompanying consolidated statements of income. Loans held for sale were $46.6 million and $61.8 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had no recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely or, with respect to consumer installment and credit card loans, according to established delinquency schedules. The allowance balance is an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio based upon quarterly analysis of the current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, industry

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

concentrations and current economic factors and the estimated impact of current economic and environmental conditions on historical loss rates.

Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date.

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

Core Deposit Intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits. Accumulated core deposit intangibles amortization was $36.9 million as of December 31, 2017 and $31.5 million as of December 31, 2016.

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

As of December 31, 2017 and 2016, deferred compensation plan assets were $12.2 million and $10.6 million, respectively. Corresponding deferred compensation plan liabilities were $12.2 million and $10.6 million as of December 31, 2017 and 2016, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2017 and impairment losses of $0.2 million and $0.8 million were recognized in other non-interest expense in 2016 and 2015, respectively.

Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $0.4 million, $0.6 million and $0.2 million were recorded in 2017, 2016 and 2015, respectively. The carrying value of foreclosed residential real estate properties included in other real estate owned was $2.7 million as of December 31, 2017, and $2.3 million as of December 31, 2016.

Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2017, restricted equity securities of the Federal Reserve Bank and the FHLB of $31.8 million and $10.2 million, respectively, were included in other assets at cost. As of December 31, 2016, restricted equity securities of the Federal Reserve Bank and the FHLB were $16.4 million and $10.1 million, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2017, 2016 or 2015.

Derivatives and Hedging Activities. For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes. As of December 31, 2017, the Company does not have an existing agreement.

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
(Dollars in millions, except share and per share data)

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

Earnings Per Common Share. Basic and diluted earnings per common share are calculated using a two-class method. Under the two-class method, basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding outstanding participating securities. Participating securities include non-vested performance restricted stock awards granted and all non-vested time restricted stock awards. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasury stock method.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014. The Company had no material penalties as of December 31, 2017, 2016 or 2015.

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
(Dollars in millions, except share and per share data)

resources and evaluate performance. The Company has one operating segment, community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3.5 million, $2.8 million, and $3.5 million in 2017, 2016 and 2015, respectively.

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

Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $3.9 million, $4.4 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2017, 2016 and 2015 were $2.6 million, $2.1 million and $1.4 million, respectively.

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

Cascade Bancorp. On November 17, 2016, the Company entered into an agreement and plan of merger (the "Agreement") to acquire all of the outstanding stock of Cascade Bancorp (“Cascade”), parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. This transaction solidifies the Company's ability to strategically expand its community banking footprint in the Northwest corridor of the United States. The merger was completed on May 30, 2017. Holders of each share of Cascade common stock received 0.14864 shares of First Interstate Class A common stock and $1.91 in cash, without interest, for each share of Cascade common stock. In connection with the merger, the Company issued approximately 11.3 million shares of First Interstate Class A common stock, which was valued at $34.30 per share, which was the closing price of First Interstate Class A common stock on the acquisition date. Cash paid by First Interstate was approximately $155.0 million, which included the cash portion of the merger consideration and the cash in lieu of fractional shares that Cascade Bancorp shareholders would have otherwise been entitled to receive. Total consideration exchanged in connection with the merger amounted to $541.0 million.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The assets and liabilities of Cascade were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in provisional goodwill of $231.9 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company's one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Cascade and the Company.

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed and the resulting goodwill. The amounts reported below for net deferred tax assets and goodwill are provisional pending completion of the Company's review of tax items.

	As Recorded	Fair Value		As Recorded
As of May 30, 2017	by Cascade	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$246.8	$—		$246.8
Investment securities	476.7	4.9	(1)	481.6
Loans held for investment	2,111.0	(31.7)	(2)	2,079.3
Mortgage loans held for sale	10.3	—		10.3
Allowance for loan losses	(24.0)	24.0	(3)	—
Premises and equipment	46.6	0.1	(4)	46.7
Other real estate owned ("OREO")	1.2	—		1.2
Core deposit intangible assets	—	48.0	(5)	48.0
Deferred tax assets, net	47.6	(19.0)	(6)	28.6
Other assets	98.6	1.1	(7)	99.7
Total assets acquired	3,014.8	27.4		3,042.2

Liabilities assumed:
Deposits	2,669.9	(0.9)	(8)	2,669.0
Accounts payable and accrued expense	62.2	1.9	(9)	64.1
Total liabilities assumed	2,732.1	1.0		2,733.1

Net assets acquired	$282.7	$26.4		$309.1

Consideration paid:
Cash				$155.0
Class A common stock				386.0
Total consideration paid				$541.0

Goodwill				$231.9

Explanation of fair value adjustments. Note marks for the deferred tax assets, loans held for investment, and accounts payable and accrued expenses were adjusted due to loan and deferred compensation valuation adjustments since prior quarter reporting. Certain other balances have been reclassified, none of which are material. The adjustments had no impact on 2017 earnings and a net reduction to goodwill of $0.3 million from third quarter reported balances.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)	Adjustment to remove the Cascade allowance for loan losses at acquisition date, as the credit risk is included in the fair value adjustment for loans receivable described in (2) above.
(4)
Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon appraisals obtained from an independent third party appraiser or broker's opinion of value.

(5)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon valuation from an independent accounting and advisory firm.
(6)	Adjustment consists of the write-off of pre-existing deferred tax assets and purchase accounting adjustments as a result of the acquisition.
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

Core deposit intangible assets of $48.0 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

The Company recorded $27.2 million in pre-tax acquisition related expenses for the year ended December 31, 2017, including legal and professional fees of $9.6 million, of which $6.5 million were incurred to directly consummate the merger. These costs are incorporated in non-interest expense in the Company’s consolidated statements of income and are summarized below.

December 31, 2017
Legal and professional fees	$9.6
Employee expenses	5.1
Technology conversion and contract termination	10.2
Other	2.3
Total acquisition related expenses	$27.2

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
Information regarding loans acquired credit-impaired as of the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$49.7
Contractual cash flows not expected to be collected ("non-accretable discount")	24.7
Cash flows expected to be collected	25.0
Interest component of cash flows expected to be collected ("accretable discount")	1.9
Fair value of acquired credit-impaired loans	$23.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$2,098.1
Contractual cash flows not expected to be collected	23.3
Fair value at acquisition	$2,066.5

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

The following table presents unaudited pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2016.

Year ended December 31, (unaudited)	2017	2016
Interest income	$420.8	$392.7
Non-interest income	153.3	165.9
Total revenues	$574.1	$558.6

Net income	$126.4	$72.3

EPS - basic	$2.03	$1.30
EPS - diluted	2.01	1.29

The unaudited supplemental pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition related costs, including change in control expenses related to employee benefit plans and legal and professional expenses, of $21.8 million, net of tax. Pro forma net income presented in the table above for 2016 was adjusted to include the aforementioned acquisition related costs. The unaudited pro forma net income presented in the table above for 2017 and 2016 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2017 and 2016 does not capture operating costs savings and other business synergies expected as a result of the acquisition.

Flathead Bank of Bigfork. On April 6, 2016, the Company's bank subsidiary entered into a stock purchase agreement to acquire all of the outstanding stock of Flathead Bank of Bigfork ("Flathead"), a Montana-based bank wholly owned by Flathead Holding Company. The acquisition was completed as of August 12, 2016 for cash consideration of $34.1 million. The acquisition allowed the Company to gain market share in several of its current market areas and expand its market presence in Montana.

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

The Flathead acquisition was accounted for using the acquisition method with cash consideration funded from cash on hand. The assets and liabilities of Flathead were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition dates. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill.

Core deposit intangible assets related to the Flathead acquisition of $2.5 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 9 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The accompanying consolidated statements of income include the results of operations of Flathead from its acquisition date. The operations of Flathead were immediately integrated with the Company's operations and the acquired bank was merged with FIB. As such, the Company has determined it is not practical to report post-acquisition date revenues and net income of the acquired entity that were included in the Company's consolidated statements of income for the years ended December 31, 2017 and 2016 and unaudited pro forma consolidated revenues and net income as if the Flathead acquisition had occurred as of January 1, 2015, are not presented.

Goodwill arising from the Flathead acquisition consists largely of the synergies and economies of scale expected from combining the operations of the acquired entity and the Company. The Flathead acquisition was accounted for as a deemed asset purchase; therefore, goodwill recorded in conjunction with the Flathead acquisition is deductible for income tax purposes. Fair values of assets acquired and liabilities assumed as part of the Flathead acquisition were estimated using relevant market information and significant other inputs and generally fall within Levels 2 and 3 of the fair value hierarchy.

Acquisition related expenses

The Company recorded third party acquisition related costs of $27.2 million, $2.8 million and $0.8 million in 2017, 2016 and 2015, respectively. These costs are included in acquisition related expenses in the Company's consolidated statements of income.

(3)	GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill

	Year Ended December 31,
	2017	2016	2015
Net carrying value at beginning of period	$212.8	$204.5	$205.6
Acquisitions and measurement period adjustments	231.9	8.3	(1.1)
Net carrying value at end of period	$444.7	$212.8	$204.5

Goodwill increased $231.9 million, or 109.0%, to $444.7 million as of December 31, 2017, from $212.8 million as of December 31, 2016, attributable to the provisional goodwill recorded in conjunction with the acquisition of BOTC. Goodwill increased $8.3 million to $212.8 million as of December 31, 2016, from $204.5 million as of December 31, 2015, attributable to the goodwill recorded in conjunction with the Flathead acquisition. In 2015, goodwill decreased $1.1 million primarily due to the decrease in recorded goodwill resulting from the finalization of the fair valuation of deferred tax assets acquired in the Mountain West Financial Corp, or MWFC, acquisition. The Company performed an impairment assessment as of July 1, 2017, 2016, and 2015 and concluded that there was no impairment to goodwill.

The following table sets forth activity for identifiable core deposit intangibles subject to amortization:
Core deposit intangibles ("CDI")

	Year Ended December 31,
	2017	2016	2015
CDI, net, beginning of period	$9.7	$10.6	$13.3
Established through acquisitions	48.0	2.5	0.7
Reductions due to sale of accounts	(3.2)	—	—
Current period amortization	5.4	3.4	3.4
Total CDI, net, at end of period	$49.1	$9.7	$10.6

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company sold the custodial rights to our Health Savings Account ("HSA") portfolio to HealthEquity, Inc. for $6.2 million, of which $3.2 million was attributable to BOTC acquired deposits which were sold at fair market value.

The following table provides estimated future CDI amortization expense:

Years ending December 31,
2018	$6.9
2019	6.6
2020	6.2
2021	5.7
2022	5.3
Thereafter	18.4
Total	$49.1

(4)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$3.2	$—	$—	$3.2
Obligations of U.S. government agencies	569.5	—	(8.0)	561.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,474.1	3.8	(15.4)	1,462.5
Private mortgage-backed securities	91.5	—	(0.8)	90.7
Corporate Securities	88.0	0.1	(0.3)	87.8
Other investments	3.0	—	—	3.0
Total	$2,229.3	$3.9	$(24.5)	$2,208.7

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$172.4	$2.6	$(0.6)	$174.4
Corporate securities	61.6	0.1	(0.3)	61.4
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	230.5	8.8	(11.6)	227.7
Other investments	0.2	—	—	0.2
Total	$484.5	$11.5	$(12.7)	$483.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$3.6	$—	$—	$3.6
Obligations of U.S. government agencies	397.4	0.3	(6.4)	391.3
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,220.9	6.4	(13.6)	1,213.7
Private mortgage-backed securities	0.1	—	—	0.1
Other investments	3.0	—	—	3.0
Total	$1,625.0	$6.7	$(20.0)	$1,611.7

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$160.2	$2.7	$(0.5)	$162.4
Corporate securities	53.0	0.2	(0.2)	53.0
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	279.6	7.8	(9.2)	278.2
Other investments	0.2	—	—	0.2
Total	$512.8	$10.7	$(10.1)	$513.4

Gross gains of $1.1 million and gross losses of $0.4 million were realized on the disposition of available-for-sale securities in 2017.

Gross gains of $0.4 million and $0.2 million were realized on the disposition of available-for-sale securities in 2016 and 2015, respectively. Gross losses of $0.1 million and $0.02 million were realized on the disposition of available-for-sale securities in 2016 and 2015, respectively.

As of December 31, 2017, the Company had general obligation securities with amortized costs of $133.5 million included in state, county and municipal securities, of which $108.2 million were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.

On October 30, 2015, the Company transferred available-for-sale U.S. agency residential mortgage-backed securities and collateralized mortgage obligations with amortized costs and fair values of $100.3 million and $100.1 million, respectively, into the held-to-maturity category. Unrealized net losses of $0.2 million included in accumulated other comprehensive income at the time of the transfer are being amortized to yield over the remaining expected lives of the transferred securities of 4.0 years.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$284.9	$(3.4)	$266.1	$(4.6)	$551.0	$(8.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	670.1	(6.2)	439.2	(9.2)	1,109.3	(15.4)
Private mortgage-backed securities	74.0	(0.8)	—	—	74.0	(0.8)
Corporate securities	51.3	(0.3)	—	—	51.3	(0.3)
Total	$1,080.3	$(10.7)	$705.3	$(13.8)	$1,785.6	$(24.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$53.3	$(0.4)	$12.3	$(0.2)	$65.6	$(0.6)
Corporate securities	41.2	(0.2)	5.0	(0.1)	46.2	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	76.4	(9.1)	60.5	(2.5)	136.9	(11.6)
Obligations of U.S. government agencies	9.7	—	9.9	(0.2)	19.6	(0.2)
Total	$180.6	$(9.7)	$87.7	$(3.0)	$268.3	$(12.7)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$0.6	$—	$—	$—	$0.6	$—
Obligations of U.S. government agencies	316.5	(6.4)	—	—	316.5	(6.4)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	746.3	(13.1)	15.8	(0.5)	762.1	(13.6)
Total	$1,063.4	$(19.5)	$15.8	$(0.5)	$1,079.2	$(20.0)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$42.5	$(0.5)	$2.8	$—	$45.3	$(0.5)
Corporate securities	32.5	(0.2)	—	—	$32.5	$(0.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	$108.8	$(7.9)	$20.0	$(1.3)	$128.8	$(9.2)
Obligations of U.S. government agencies	$19.6	$(0.2)	$—	$—	$19.6	$(0.2)
Total	$203.4	$(8.8)	$22.8	$(1.3)	$226.2	$(10.1)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had 581 and 396 individual investment securities that were in an unrealized loss position as of December 31, 2017 and 2016, respectively. Unrealized losses as of December 31, 2017 and 2016 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2017, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during 2017, 2016 or 2015.

Maturities of investment securities at December 31, 2017 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2017	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$450.7	$447.5	$76.1	$76.7
After one year but within five years	1,422.7	1,409.3	266.2	263.1
After five years but within ten years	277.6	274.2	111.7	113.3
After ten years	78.3	77.7	30.5	30.2
Total	$2,229.3	$2,208.7	$484.5	$483.3

At December 31, 2017, the Company had investment securities callable within one year with amortized costs and estimated fair values of $133.2 million and $132.9 million, respectively. These investment securities are primarily classified as available-for-sale and included in the after one year but within five years category in the table above. At December 31, 2017, the Company had no callable structured notes.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2017 and 2016, the Company had variable rate mortgage-backed securities with amortized costs of $247.9 million and $66.2 million, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2017, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

Investment securities with amortized cost of $2,087.7 million and $1,400.1 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2017 and 2016 was $2,062.6 million and $1,388.2 million, respectively. All securities sold under repurchase agreements are with customers and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2017	2016
Real estate loans:
Commercial	$2,822.9	$1,834.4
Construction:
Land acquisition & development	348.7	208.5
Residential	240.2	147.9
Commercial	119.4	125.6
Total construction loans	708.3	482.0
Residential	1,487.4	1,027.4
Agricultural	158.2	170.2
Total real estate loans	5,176.8	3,514.0
Consumer:
Indirect consumer	784.7	752.4
Other consumer	175.1	148.1
Credit card	74.6	69.8
Total consumer loans	1,034.4	970.3
Commercial	1,215.4	797.9
Agricultural	136.2	132.9
Other, including overdrafts	4.9	1.6
Loans held for investment	7,567.7	5,416.7
Mortgage loans held for sale	46.6	61.8
Total loans	$7,614.3	$5,478.5

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

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $397.0 million and $321.5 million as of December 31, 2017 and 2016, respectively. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.

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
(Dollars in millions, except share and per share data)

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

Included in the loan table above, are loans acquired in business combinations including certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The following table displays the outstanding unpaid principal balance and accrual status of loans acquired with credit impairment as of December 31, 2017 and 2016.

December 31,	2017	2016
Outstanding principal	$38.2	$35.8
Carrying value:
Loans on accrual status	24.9	21.9
Total carrying value	$24.9	$21.9

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the years ended December 31, 2017 and 2016:

Year Ended December 31,	2017	2016	2015
Beginning balance	$6.8	$6.7	$5.8
Acquisitions	1.9	1.1	0.4
Accretion income	(2.9)	(2.5)	(2.9)
Additions	0.1	—	0.6
Reductions due to exit events	(1.5)	(1.1)	(0.5)
Reclassifications from nonaccretable differences	2.9	2.6	3.3
Ending balance	$7.3	$6.8	$6.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2017	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$2.9	$0.5	$0.3	$3.7	$2,792.4	$26.8	$2,822.9
Construction:
Land acquisition & development	7.3	0.3	0.3	7.9	337.8	3.0	348.7
Residential	2.1	—	—	2.1	236.4	1.7	240.2
Commercial	—	—	—	—	115.6	3.8	119.4
Total construction loans	9.4	0.3	0.3	10.0	689.8	8.5	708.3
Residential	13.3	1.4	0.4	15.1	1,464.1	8.2	1,487.4
Agricultural	0.3	—	0.2	0.5	154.3	3.4	158.2
Total real estate loans	25.9	2.2	1.2	29.3	5,100.6	46.9	5,176.8
Consumer:
Indirect consumer	7.8	2.1	0.4	10.3	772.6	1.8	784.7
Other consumer	1.6	0.5	0.1	2.2	172.6	0.3	175.1
Credit card	0.9	0.6	0.7	2.2	72.4	—	74.6
Total consumer loans	10.3	3.2	1.2	14.7	1,017.6	2.1	1,034.4
Commercial	3.9	1.7	0.7	6.3	1,189.5	19.6	1,215.4
Agricultural	1.8	0.1	—	1.9	133.5	0.8	136.2
Other, including overdrafts	—	—	—	—	4.9	—	4.9
Loans held for investment	41.9	7.2	3.1	52.2	7,446.1	69.4	7,567.7
Mortgage loans originated for sale	—	—	—	—	46.6	—	46.6
Total loans	$41.9	$7.2	$3.1	$52.2	$7,492.7	$69.4	$7,614.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2016	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$7.3	$1.1	$0.3	$8.7	$1,799.5	$26.2	$1,834.4
Construction:
Land acquisition & development	0.6	0.4	0.3	1.3	202.2	5.0	208.5
Residential	0.9	0.3	—	1.2	146.2	0.5	147.9
Commercial	—	—	—	—	124.8	0.8	125.6
Total construction loans	1.5	0.7	0.3	2.5	473.2	6.3	482.0
Residential	4.0	1.3	0.7	6.0	1,015.0	6.4	1,027.4
Agricultural	0.3	0.3	—	0.6	165.3	4.3	170.2
Total real estate loans	13.1	3.4	1.3	17.8	3,453.0	43.2	3,514.0
Consumer:
Indirect consumer	8.4	2.3	0.7	11.4	740.2	0.8	752.4
Other consumer	1.3	0.2	0.2	1.7	146.1	0.3	148.1
Credit card	0.5	0.3	0.6	1.4	68.4	—	69.8
Total consumer loans	10.2	2.8	1.5	14.5	954.7	1.1	970.3
Commercial	3.2	0.7	0.7	4.6	767.9	25.4	797.9
Agricultural	1.5	0.4	—	1.9	128.0	3.0	132.9
Other, including overdrafts	—	—	0.3	0.3	1.3	—	1.6
Loans held for investment	28.0	7.3	3.8	39.1	5,304.9	72.7	5,416.7
Mortgage loans originated for sale	—	—	—	—	61.8	—	61.8
Total loans	$28.0	$7.3	$3.8	$39.1	$5,366.7	$72.7	$5,478.5

Acquired loans that meet the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have approximated $3.5 million, $3.4 million and $3.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company considers impaired loans to include all originated loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings, and all loans acquired with evidence of deterioration in credit quality and for which it was probable, at the acquisition, that the Company would be unable to collect all contractual amounts owed. The following tables present information on the Company’s recorded investment in impaired loans as of dates indicated:

	December 31, 2017
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$45.6	$20.9	$14.1	$35.0	$3.9
Construction:
Land acquisition & development	10.0	3.4	0.5	3.9	—
Residential	1.8	1.7	—	1.7	—
Commercial	4.7	0.4	3.5	3.9	2.2
Total construction loans	16.5	5.5	4.0	9.5	2.2
Residential	11.5	8.2	2.0	10.2	0.1
Agricultural	3.7	3.6	—	3.6	—
Total real estate loans	77.3	38.2	20.1	58.3	6.2
Commercial	29.5	12.4	11.4	23.8	4.4
Agricultural	1.1	0.8	0.3	1.1	0.2
Total	$107.9	$51.4	$31.8	$83.2	$10.8

	December 31, 2016
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$57.0	$24.4	$21.4	$45.8	$2.8
Construction:
Land acquisition & development	12.1	4.3	1.8	6.1	0.8
Residential	1.6	0.2	0.6	0.8	—
Commercial	4.8	3.9	0.7	4.6	0.7
Total construction loans	18.5	8.4	3.1	11.5	1.5
Residential	8.2	4.1	2.5	6.6	0.3
Agricultural	5.1	4.5	0.2	4.7	—
Total real estate loans	88.8	41.4	27.2	68.6	4.6
Commercial	40.3	13.2	19.2	32.4	9.3
Agricultural	3.7	3.3	0.4	3.7	0.1
Total	$132.8	$57.9	$46.8	$104.7	$14.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2015
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$58.2	$27.9	$17.6	$45.5	$3.4
Construction:
Land acquisition & development	15.5	7.2	0.8	8.0	0.3
Residential	1.0	0.3	—	0.3	—
Commercial	1.3	0.3	0.7	1.0	0.7
Total construction loans	17.8	7.8	1.5	9.3	1.0
Residential	7.1	3.6	2.3	5.9	0.4
Agricultural	6.4	5.6	0.2	5.8	—
Total real estate loans	89.5	44.9	21.6	66.5	4.8
Commercial	29.6	10.8	13.7	24.5	6.5
Agricultural	1.3	0.6	0.4	1.0	0.3
Total	$120.4	$56.3	$35.7	$92.0	$11.6

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate:
Commercial	$40.4	$0.3	$46.9	$0.2	$39.2	$0.8
Construction:
Land acquisition & development	5.0	—	8.0	0.1	8.3	0.1
Residential	1.3	—	0.8	—	0.3	—
Commercial	4.2	—	2.9	—	1.9	—
Total construction loans	10.5	—	11.7	0.1	10.5	0.1
Residential	8.4	—	6.2	—	4.1	—
Agricultural	4.2	—	4.4	—	7.2	—
Total real estate loans	63.5	0.3	69.2	0.3	61.0	0.9
Commercial	28.1	0.2	30.1	0.3	18.5	0.1
Agricultural	2.4	—	1.8	—	0.9	—
Total	$94.0	$0.5	$101.1	$0.6	$80.4	$1.0

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2017, 2016 and 2015 would have been approximately $3.5 million, $4.2 million and $3.9 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

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

The Company had loans renegotiated in troubled debt restructurings of $44.5 million as of December 31, 2017, of which $31.9 million were included in non-accrual loans and $12.6 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $49.6 million as of December 31, 2016, of which $27.3 million were included in non-accrual loans and $22.3 million were on accrual status.

The following table presents information on the Company's troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2017		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	5	$1.5	$0.4	$—	$0.9	$2.8
Agriculture	1	—	0.8	—	—	0.8
Total real estate loans	6	1.5	1.2	—	0.9	3.6
Commercial	17	1.2	2.0	—	6.0	9.2
Agriculture	1	—	0.1	—	—	0.1
Total	24	$2.7	$3.3	$—	$6.9	$12.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2016		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Real estate:
Commercial	18	$0.4	$5.5	$0.2	$1.8	$7.9
Commercial construction	1	—	3.7	—	—	3.7
Residential	1	—	0.1	—	—	0.1
Total real estate loans	20	0.4	9.3	0.2	1.8	11.7
Commercial	13	4.4	0.4	—	3.3	8.1
Agriculture	2	—	0.3	—	—	0.3
Total	35	$4.8	$10.0	$0.2	$5.1	$20.1

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year ended December 31, 2015		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial real estate	2	$—	$0.6	$—	$0.1	$0.7
Consumer	1	—	—	—	—	—
Commercial	12	—	8.7	3.3	0.5	12.5
Total	15	$—	$9.3	$3.3	$0.6	$13.2

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2017, 2016 or 2015.

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The following table presents information on the Company's troubled debt restructurings during the previous 12 months for which there was a payment default.

Year ended December 31, 2017	Number of Notes	Balance
Commercial	1	$1.3
Total	1	$1.3

As of December 31, 2016 and 2015, loans modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period were not significant. As of December 31, 2017 and 2016 all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2017, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$78.0	$96.4	$10.3	$184.7
Construction:
Land acquisition & development	3.2	16.4	—	19.6
Residential	2.3	1.7	0.5	4.5
Commercial	2.4	3.6	3.5	9.5
Total construction loans	7.9	21.7	4.0	33.6
Residential	3.9	12.5	1.9	18.3
Agricultural	4.3	19.1	—	23.4
Total real estate loans	94.1	149.7	16.2	260.0
Consumer:
Indirect consumer	0.8	2.2	0.3	3.3
Other consumer	0.4	0.7	0.2	1.3
Total consumer loans	1.2	2.9	0.5	4.6
Commercial	54.7	56.3	11.1	122.1
Agricultural	5.1	8.3	0.4	13.8
Total	$155.1	$217.2	$28.2	$400.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2016	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$85.3	$85.3	$10.8	$181.4
Construction:
Land acquisition & development	13.4	6.2	1.4	21.0
Residential	0.4	1.6	0.7	2.7
Commercial	1.6	6.3	0.7	8.6
Total construction loans	15.4	14.1	2.8	32.3
Residential	5.0	12.5	0.8	18.3
Agricultural	3.8	17.8	—	21.6
Total real estate loans	109.5	129.7	14.4	253.6
Consumer:
Indirect consumer	0.8	1.5	0.1	2.4
Other consumer	0.7	1.0	0.3	2.0
Total consumer loans	1.5	2.5	0.4	4.4
Commercial	46.4	29.3	21.2	96.9
Agricultural	6.2	10.7	0.4	17.3
Total	$163.6	$172.2	$36.4	$372.2

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

(6)	ALLOWANCE FOR LOAN LOSSES

The following tables present a summary of changes in the allowance for loan losses by portfolio segment:

Year ended December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2
Provision charged (credited) to operating expense	6.0	8.1	(2.8)	(0.2)	—	11.1
Less loans charged-off	(4.4)	(11.3)	(6.8)	(0.4)	—	(22.9)
Add back recoveries of loans previously charged-off	1.4	4.2	2.1	—	—	7.7
Ending balance	$31.6	$8.7	$30.6	$1.2	$—	$72.1

Individually evaluated for impairment	$6.2	$—	$4.4	$0.2	$—	$10.8
Collectively evaluated for impairment	25.4	8.7	26.2	1.0	—	61.3
Ending balance	$31.6	$8.7	$30.6	$1.2	$—	$72.1

Total loans:
Individually evaluated for impairment	$58.3	$—	$23.8	$1.1	$—	$83.2
Collectively evaluated for impairment	5,118.5	1,034.4	1,191.6	135.1	4.9	7,484.5
Total loans held for investment	$5,176.8	$1,034.4	$1,215.4	$136.2	$4.9	$7,567.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Year ended December 31, 2016	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$52.3	$5.1	$18.8	$0.6	$—	$76.8
Provision charged (credited) to operating expense	(21.7)	8.4	21.9	1.4	—	10.0
Less loans charged-off	(5.2)	(8.6)	(5.8)	(0.2)	—	(19.8)
Add back recoveries of loans previously charged-off	3.2	2.8	3.2	—	—	9.2
Ending balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2

Individually evaluated for impairment	$4.6	$—	$9.3	$0.1	$—	$14.0
Collectively evaluated for impairment	24.0	7.7	28.8	1.7	—	62.2
Ending balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2

Total loans:
Individually evaluated for impairment	$68.6	$—	$32.4	$3.7	$—	$104.7
Collectively evaluated for impairment	3,445.4	970.3	765.5	129.2	1.6	5,312.0
Total loans held for investment	$3,514.0	$970.3	$797.9	$132.9	$1.6	$5,416.7

Year ended December 31, 2015	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$53.9	$5.0	$14.3	$1.0	$—	$74.2
Provision charged (credited) to operating expense	(0.6)	3.2	4.4	(0.2)	—	6.8
Less loans charged-off	(4.1)	(5.7)	(1.7)	(0.2)	—	(11.7)
Add back recoveries of loans previously charged-off	3.1	2.6	1.8	—	—	7.5
Ending balance	$52.3	$5.1	$18.8	$0.6	$—	$76.8

Individually evaluated for impairment	$4.8	$—	$6.5	$0.3	$—	$11.6
Collectively evaluated for impairment	47.5	5.1	12.3	0.3	—	65.2
Ending balance	$52.3	$5.1	$18.8	$0.6	$—	$76.8

Total loans:
Individually evaluated for impairment	$66.5	$—	$24.5	$1.0	$—	$92.0
Collectively evaluated for impairment	3,346.6	844.4	767.9	141.2	1.3	5,101.4
Total loans held for investment	$3,413.1	$844.4	$792.4	$142.2	$1.3	$5,193.4

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
(Dollars in millions, except share and per share data)

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of December 31, 2017 and 2016, the Company's allowance for loans losses included $1.0 million and $0.4 million, respectively, related to loans acquired credit impaired.

(7)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2017	2016
Land	$49.4	$39.8
Buildings and improvements	257.1	218.3
Furniture and equipment	97.7	88.6
	404.2	346.7
Less accumulated depreciation	(162.3)	(152.2)
Premises and equipment, net	$241.9	$194.5
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note 17—Commitments and Contingencies.

(8)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2017	2016
Key executive, principal shareholder	$4.2	$4.0
Key executive split dollar	4.9	4.8
Group life	251.5	189.3
Total	$260.6	$198.1

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4.2 million and $4.0 million at December 31, 2017 and 2016, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $4.9 million and $4.8 million at December 31, 2017 and 2016, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $251.5 million and $189.3 million at December 31, 2017 and 2016, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured's designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured's designated beneficiary if the insured is employed by the Company at the time of death.

(9)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2017	2016	2015
Balance at beginning of year	$10.0	$6.3	$13.6
Acquisitions	1.2	1.1	—
Additions	5.4	7.6	5.6
Valuation adjustments	(0.4)	(0.6)	(0.2)
Dispositions	(6.1)	(4.4)	(12.7)
Balance at end of year	$10.1	$10.0	$6.3

Write-downs of $0.4 million during 2017 included adjustments of $0.3 million directly related to receipt of updated appraisals and adjustments of $0.1 million based on other sources, including management estimates of the current fair value of properties. Write-downs of $0.6 million during 2016 included adjustments of $0.55 million directly related to receipt of updated appraisals and adjustments of $0.05 million based on other sources, including management estimates of the current fair value of properties. Write-downs of $0.2 million during 2015 included adjustments of $0.1 million directly related to receipt of updated appraisals and adjustments of $0.1 million based on other sources, including management estimates of the current fair value of properties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(10)	DERIVATIVES AND HEDGING ACTIVITIES

The notional amounts and estimated fair values of the Company's derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	December 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets)
Non-hedging interest rate derivatives:
Interest rate swap contracts	$344.2	$7.5	$53.6	$1.3
Interest rate lock commitments	60.7	1.3	73.4	1.1
Forward loan sales contracts	—	—	126.8	0.3
Total derivative assets	$404.9	$8.8	$253.8	$2.7

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets)
Derivatives designated as hedges:
Interest rate swap contracts	$—	$—	$100.0	$—
Non-hedging interest rate derivatives:
Interest rate swap contracts	344.2	7.8	53.6	1.3
Forward loan sales contracts	88.8	0.1	—	—
Total derivative liabilities	$433.0	$7.9	$153.6	$1.3

On September 6, 2017, the Company paid $1.1 million to terminate an existing interest rate swap contract designated as a cash flow hedge, originally entered into on September 22, 2015, with a notional amount of $100 million. Under the terms of the interest rate swap contract, the Company would have paid a fixed interest rate of 1.94% and the counterparty would have paid to the Company a variable interest rate equal to the three-month LIBOR. As the contract was terminated prior to the effective date of September 15, 2017, no cash was exchanged outside of the termination payment.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness at December 31, 2017 and 2016.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company's master netting arrangements, by type of financial instrument, on the Company's consolidated balance sheets as of December 31, 2017 and December 31, 2016:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$7.5	$—	$7.5	$2.4	$—	$5.1
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	8.8	—	8.8	2.4	—	6.4
Total assets	$8.8	$—	$8.8	$2.4	$—	$6.4

Financial Liabilities
Interest rate swap contracts	$7.8	$—	$7.8	$2.4	$3.3	$2.1
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	7.9	—	7.9	2.4	3.3	2.2
Repurchase agreements	643.0	—	643.0	—	643.0	—
Total liabilities	$650.9	$—	$650.9	$2.4	$646.3	$2.2

	December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$1.3	$—	$1.3	$0.5	$—	$0.8
Mortgage related derivatives	1.4	—	1.4	—	—	1.4
Total derivatives	2.7	—	2.7	0.5	—	2.2
Total assets	$2.7	$—	$2.7	$0.5	$—	$2.2

Financial Liabilities
Interest rate swap contracts	$1.3	$—	$1.3	$0.5	$—	$0.8
Total derivatives	1.3	—	1.3	0.5	—	0.8
Repurchase agreements	537.6	—	537.6	—	537.6	—
Total liabilities	$538.9	$—	$538.9	$0.5	$537.6	$0.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company's statements of income:

As of or For The Year Ended December 31,	2017	2016	2015
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(1.1)	$(0.2)	$0.2
Reclassification adjustment for derivative net (gains) losses included in income	1.1	—	—
Non-hedging interest rate derivatives:
Amount of gain (loss) recognized in other non-interest income	—	0.1	—
Amount of net fee income recognized in other non-interest income	0.8	0.9	0.1
Amount of net gains (losses) recognized in mortgage banking revenues	(1.7)	1.4	—

(11)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2017	2016	2015
Balance at beginning of year	$18.7	$15.9	$14.4
Acquisitions of mortgage servicing rights	3.5	—	0.3
Originations of mortgage servicing rights	5.6	5.8	3.6
Amortization expense	(3.0)	(3.0)	(2.4)
Balance at end of year	24.8	18.7	15.9
Less valuation reserve	—	(0.2)	(0.2)
Balance at end of year, net of valuation reserve	$24.8	$18.5	$15.7

Principal balance of serviced loans underlying mortgage servicing rights	$3,636.7	$3,127.5	$2,906.2
Mortgage servicing rights as a percentage of serviced loans	0.68%	0.59%	0.54%

At December 31, 2017, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $40.1 million and 7.3 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.5% to 11.3% and monthly prepayment speeds ranging from 0.5% to 1.8% depending upon the risk characteristics of the underlying loans. At December 31, 2016, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $35.7 million and 8.0 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.6% to 11.4% and monthly prepayment speeds ranging from 0.5% to 1.5% depending upon the risk characteristics of the underlying loans. The Company reversed impairment of $0.09 million, $0.04 million and $0.10 million in 2017, 2016 and 2015, respectively. No permanent impairment was recorded in 2017, 2016 or 2015.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(12)	DEPOSITS

Deposits are summarized as follows:

December 31,	2017	2016
Non-interest bearing demand	$2,900.0	$1,906.3
Interest bearing:
Demand	2,787.5	2,276.5
Savings	3,095.4	2,141.8
Time, $100 and over	432.0	461.4
Time, other	720.0	590.1
Total interest bearing	7,034.9	5,469.8
Total deposits	$9,934.9	$7,376.1

The Company had no brokered time deposits as of December 31, 2017 and 2016.

Other time deposits include deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $94.2 million and $25.7 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had time deposits of $182.0 million and $208.5 million, respectively, that met or exceeded the FDIC insurance limit of $0.25 million.

Maturities of time deposits at December 31, 2017 are as follows:

	Time, $100 and Over	Total Time
Due within 3 months or less	$88.6	$313.8
Due after 3 months and within 6 months	65.3	167.3
Due after 6 months and within 12 months	110.6	259.2
Due after 12 months	167.5	411.6
Total	$432.0	$1,151.9

Interest expense on time deposits of $100 or more was $4.3 million, $3.7 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(13)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2017	2016
Parent Company:
6.81% subordinated term loan maturing January 9, 2018, principal due at maturity, interest payable quarterly	$—	$20.0
Subsidiaries:
8.00% capital lease obligation with term ending October 25, 2029	1.4	1.5
6.24% note payable maturing September 6, 2032, principal due at maturity, interest payable monthly	1.6	1.5
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	5.0	5.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until December 31, 2025 and then principal and interest until maturity	5.1	—
Total long-term debt	$13.1	$28.0

Maturities of long-term debt at December 31, 2017 are as follows:
2018	$0.1
2019	0.1
2020	0.1
2021	0.1
2022	5.1
Thereafter	7.6
Total	$13.1

On January 10, 2008, the Company borrowed $20.0 million on a 6.81% unsecured subordinated term loan maturing January 9, 2018, with interest payable quarterly and principal due at maturity. As the maturity of the debt is under one year, the balance was reclassified to other borrowed funds as of December 31, 2017. On January 8, 2018, the Company paid $20.0 million to redeem in full the principal and interest related to the 6.81% unsecured subordinated term loan.

The Company has available lines of credit with the FHLB of approximately $1,313.3 million, subject to collateral availability. As of December 31, 2017 and 2016, there were no long or short-term advances outstanding with the FHLB.

The Company has a capital lease obligation on a banking office. The balance of the obligation was $1.4 million and $1.5 million as of December 31, 2017 and 2016, respectively. Assets acquired under capital lease, consisting solely of a building and leasehold improvements, are included in premises and equipment and are subject to depreciation.

In conjunction with acquisitions in 2014, the Company assumed a 6.24% fixed rate unsecured note payable related to a new markets tax credit. The note payable matures on September 6, 2032, with interest payable monthly and principal due at maturity. The balance of the obligation was $1.6 million and $1.5 million as of December 31, 2017 and 2016, respectively. The note is collateralized by the Company's equity interest in ONE Sub-CDE, LLC, a CDE owned 99.9% by the Company.

On January 29, 2015, the Company borrowed $5.0 million on a 2.28% note payable maturing July 29, 2022, with interest payable monthly and principal due at maturity. The note is collateralized by the Company's equity interest in Universal Sub CDE, LLC, a CDE owned 99.9% by the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

On November 16, 2017, the Company borrowed $5.1 million on a 1.00% fixed rate note payable maturing on December 31, 2041, with interest only, payable quarterly, until December 31, 2025 and then principal and interest payable until maturity. The note is collateralized by the Company's equity interest in BFCC Sub CDE, LLC, a CDE owned 99.9% by the Company.

The Company had other borrowed funds of $20.01 million and $0.01 million as of December 31, 2017 and 2016, respectively, consisting of demand notes issued to the United States Treasury, secured by investment securities and bearing no interest, and unsecured subordinated term loans in 2017.

The Company has federal funds lines of credit with third parties amounting to $185.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $464.8 million secured by a blanket pledge of indirect consumer loans.

(14)	SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS

The Company sponsors six wholly-owned business trusts, Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $80.0 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $2.5 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2017	2016
October 2007	January 1, 2038	$10.3	$10.3
November 2007	December 15, 2037	15.5	15.5
December 2007	December 15, 2037	20.6	20.6
December 2007	April 1, 2038	15.5	15.5
January 2008	April 1, 2038	10.3	10.3
January 2008	April 1, 2038	10.3	10.3
Total subordinated debentures held by subsidiary trusts		$82.5	$82.5

In October 2007, the Company issued $10.3 million of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2017 the interest rate on the Subordinated Debentures was 3.94%.

In November 2007, the Company issued $15.5 million of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2017, the interest rate on the Subordinated Debentures was 4.34%.

In December 2007, the Company issued $20.6 million of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2017, the interest rate on the Subordinated Debentures was 3.99%.

In December 2007, the Company issued $15.5 million of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2017 the interest rate on the Subordinated Debentures was 4.39%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2017 the interest rate on the Subordinated Debentures was 4.44%.

In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2017, the interest rate on the Subordinated Debentures was 4.44%.

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

(15)	CAPITAL STOCK AND DIVIDEND RESTRICTIONS

The Company's authorized common stock consists of 200,000,000 shares, of which, 100,000,000 shares are designated as Class A common stock and 100,000,000 are designated as Class B common stock. The Class A common stock has one vote per share. The Class B common stock has five votes per share and is convertible to Class A common stock on a share-for-share basis at any time.

The Company had 33,560,202 shares of Class A common stock and 22,905,357 shares of Class B common stock outstanding as of December 31, 2017. The Company had 21,613,885 shares of Class A common stock and 23,312,291 shares of Class B common stock outstanding as of December 31, 2016.

During 2017, the Company issued 14,926 shares of its Class A common stock with an aggregate value of $0.5 million to directors for their service on the Company's board of directors during 2017. During 2016, the Company issued 16,347 shares of its Class A common stock with an aggregate value of $0.5 million to directors for their service on the Company's board of directors during 2016. The aggregate value of the shares issued to directors of is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

During 2017, there were no stock repurchases made pursuant to stock repurchase programs. During 2016, the Company repurchased and retired 975,877 shares of its Class A common stock in a combination of open market and privately negotiated transactions at an aggregate purchase price of $25.5 million, or a weighted average price of $26.16 per share. The repurchases were made pursuant to stock repurchase programs approved by the Company's board of directors. All other stock repurchases during 2017 and 2016 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's equity compensation plans.

On January 26, 2017, we filed a registration statement on Form S-4, as amended on March 20, 2017 and April 6, 2017 with registration statements on Form S-4/A, to register 11,839,179 shares of Class A common stock to be issued as partial consideration for our acquisition of Cascade Bancorp.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

On May 30, 2017, the Company issued 11,252,750 shares of its Class A common stock with an aggregate value of $386.0 million as partial consideration for the acquisition of Cascade Bancorp.

On September 25, 2017, the Company filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The registration statement permits us to offer and sell up to $250.0 million of our Class A common shares in one or more future public offerings. At the present time, we have no specific plans to offer any of the securities covered by the registration statement.

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

(16)	EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2017	2016	2015
Net income, basic and diluted	$106.5	$95.6	$86.8

Weighted average common shares outstanding for basic earnings per share computation	51,429,366	44,511,774	45,184,091
Dilutive effects of stock-based compensation	473,843	398,622	462,327
Weighted average common shares outstanding for diluted earnings per common share computation	51,903,209	44,910,396	45,646,418

Basic earnings per common share	$2.07	$2.15	$1.92
Diluted earnings per common share	2.05	2.13	1.90

The Company had 83,635, 7,215 and 12,890 unvested time restricted stock outstanding as of December 31, 2017, 2016, and 2015 respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 113,874, 155,637 and 142,512 shares of unvested restricted stock as of December 31, 2017, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(17)	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

in the regulations. As of December 31, 2017, the Company exceeded all capital adequacy requirements to which it is subject.

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2017 and 2016 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$806.5	9.25%	$915.5	10.50%	$871.9	10.00%
FIB	1,066.6	12.29	802.7	9.25	911.2	10.50	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	632.1	7.25	741.1	8.50	697.5	8.00
FIB	994.4	11.46	629.1	7.25	737.6	8.50	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	501.3	5.75	610.3	7.00	566.7	6.50
FIB	994.4	11.46	499.0	5.75	607.4	7.00	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	469.9	4.00	469.9	4.00	587.4	5.00
FIB	994.4	8.48	469.1	4.00	469.1	4.00	586.3	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital:
Consolidated	$974.5	15.13%	$555.7	8.63%	$676.1	10.50%	$643.9	10.00%
FIB	842.0	13.13	553.5	8.63	673.4	10.50	641.3	10.00
Tier 1 risk-based capital:
Consolidated	894.3	13.89	426.9	6.63	547.3	8.50	515.1	8.00
FIB	765.8	11.94	425.2	6.63	545.1	8.50	513.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	814.3	12.65	330.3	5.13	450.7	7.00	418.5	6.50
FIB	765.8	11.94	329.0	5.13	448.9	7.00	416.9	6.50
Leverage capital ratio:
Consolidated	894.3	10.11	353.8	4.00	353.8	4.00	442.3	5.00
FIB	765.8	8.69	352.3	4.00	352.3	4.00	440.4	5.00

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to us. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of common equity tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2017, the Company's capital conservation buffer was 4.76% for the consolidated company and 4.29% for FIB.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(18)	COMMITMENTS AND CONTINGENCIES

The Company had commitments under construction contracts of $1.1 million as of December 31, 2017.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50% ownership interest.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $2.5 million, $1.9 million, and $2.7 million, in 2017, 2016 and 2015, respectively.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2017, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2018	$3.5	$2.5	$6.0
2019	3.3	2.5	5.8
2020	2.6	2.5	5.1
2021	2.1	2.5	4.6
2022	1.6	2.5	4.1
Thereafter	9.4	9.1	18.5
Total	$22.5	$21.6	$44.1

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.9 million and $2.7 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2017 and 2016, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2017, 2016 and 2015. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

In the normal course of business, the Company is involved in various other claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition thereof is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(19)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $2,179.5 million at December 31, 2017, which included $635.3 million on unused credit card lines and $775.0 million with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $1,600.0 million at December 31, 2016, which included $544.9 million on unused credit card lines and $424.5 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2017 and 2016, the Company had outstanding stand-by letters of credit of $50.5 million and $50.6 million, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

(20)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2017	2016	2015
Current:
Federal	$24.3	$40.3	$26.7
State	5.0	5.9	4.5
Total current	29.3	46.2	31.2
Deferred:
Federal	18.4	2.9	11.1
State	2.5	0.5	1.4
Total deferred	20.9	3.4	12.5
Total income tax expense	$50.2	$49.6	$43.7

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2017, 2016 and 2015, respectively, to income before income taxes as a result of the following:

Year ended December 31,	2017	2016	2015
Tax expense at the statutory tax rate	$54.9	$50.8	$45.7
Increase (decrease) in tax resulting from:
Tax-exempt income	(4.5)	(4.4)	(4.1)
State income tax, net of federal income tax benefit	4.9	4.3	3.8
Benefit of stock-based compensation plans	(2.6)	—	—
Federal tax credits	(2.4)	(2.1)	(2.3)
Benefit due to enactment of federal tax reform	(2.2)	—	—
Other, net	2.2	1.0	0.6
Tax expense at effective tax rate	$50.2	$49.6	$43.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) with a tax rate of 21.0% and 35.0% as of December 31, 2017 and December 31, 2016, respectively, relate to the following:

December 31,	2017	2016
Deferred tax assets:
Loans, principally due to allowance for loan losses	$18.0	$30.1
Loan discount	6.7	3.1
Investment securities, unrealized losses	5.6	6.6
Employee benefits	11.5	9.3
Non-performing loan interest	1.1	1.2
Other real estate owned write-downs and carrying costs	0.6	1.3
Tax credit carryforwards (1)	3.7	—
Net operating loss carryforwards (2)	8.7	—
Other	4.7	2.5
Deferred tax assets	60.6	54.1
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(6.7)	(4.7)
Deferred loan costs	(1.7)	(3.0)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(0.8)	(1.2)
Prepaid amounts	(0.6)	(1.5)
Government agency stock dividends	(1.6)	(2.3)
Goodwill and core deposit intangibles	(38.1)	(42.4)
Mortgage servicing rights	(5.7)	(5.5)
Other	(1.4)	(0.3)
Deferred tax liabilities	(56.6)	(60.9)
Net deferred tax assets (liabilities)	$4.0	$(6.8)

(1) Based on filed tax returns and amounts expected to be reported in current year tax returns (December 31, 2017), we had remaining federal tax credit carryforwards of $3.7 million from acquired companies. The federal tax credits were primarily generated from low income housing and AMT tax credit carryforwards. These tax credits expire beginning in 2027 and ending in 2037 and their use is subject to annual limitations.

(2) As of December 31, 2017, we had remaining federal net operating loss carryforwards of $20.1 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2029 and ending in 2037 and the state net operating losses will expire beginning in 2018 and ending in 2031. The use of these carryforwards is subject to annual limitations.

The Company had a current net income tax receivable of $5.7 million and $5.8 million at December 31, 2017 and December 31, 2016, respectively.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we are required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. This re-measurement resulted in a 2017 income tax benefit of $2.2 million.

Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

118 allows for a measurement period, not to extend beyond one year from the Act’s enactment date, to complete the necessary accounting.

We recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where the information necessary to determine the final deferred tax asset or liability was either not available, not prepared, or not sufficiently analyzed as of the report filing date: 1) Our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion and implementation of software updates to process the calculations associated with the Act's provisions allowing for 100% bonus depreciation on fixed assets placed in service after September 27, 2017. 2) Our deferred tax assets and liabilities for temporary differences acquired from Cascade Bancorp are awaiting final determinations of those amounts from the Cascade Bancorp 2017 income tax returns. 3) Our deferred tax liability for temporary differences associated with equity investments in partnerships is awaiting the receipt of Schedules K-1 from outside preparers, which is necessary to determine our 2017 tax impact from these investments.

In a fourth area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1.0 million. As of the report filing date, there is uncertainty regarding how the newly-enacted rules in this area apply to existing contracts. Consequently, we are seeking further clarification of these matters before completing our analysis.

We will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

(21)	STOCK-BASED COMPENSATION

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

The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under all other than existing share-based award plans. The 2006 Plan continues with respect to awards made prior to June 2015. All shares of common stock available for future grant under the 2006 Plan were transferred into the 2015 Plan. At December 31, 2017, there were 1,954,046 common shares available for future grant under the 2015 Plan. As of December 31, 2017, all outstanding stock based compensation awards are for shares of Class A common stock.

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

No stock option awards were granted in 2017 or 2016. All outstanding stock option awards were fully vested as of December 31, 2016. As such, there was no compensation expense or related income tax benefits recognized related to stock option awards in 2017. Compensation expense related to stock option awards of $0.04 million and $0.48 million

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2016 and 2015, respectively and the related income tax benefits recognized for the years ended December 31, 2016 and 2015 were $0.02 million and $0.18 million, respectively.

The following table summarizes stock option activity under the Company’s active stock option plans for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	940,843	$16.77
Exercised	(285,887)	18.15
Forfeited	(12,701)	17.86
Outstanding options, end of year	642,255	$16.13	2.34 years
Outstanding options exercisable, end of year	642,255	$16.13	2.34 years

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2017 was $15.4 million. The total intrinsic value of options exercised was $6.3 million, $5.6 million and $3.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $2.0 million, $2.1 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company received cash of $2.4 million, $4.7 million and $3.4 million from stock option exercises during the years ended December 31, 2017, 2016 and 2015, respectively. The Company redeemed common stock with aggregate values of $2.8 million, $3.1 million and $2.5 million tendered in payment for stock option exercises during the years ended December 31, 2017, 2016 and 2015, respectively.

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

All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $3.3 million, $3.9 million and $2.9 million was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively. Related income tax benefits recognized for the years ended December 31, 2017, 2016 and 2015 were $0.6 million, $1.5 million and $1.1 million, respectively.

The following table presents information regarding the Company’s restricted stock as of December 31, 2017:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	317,055	$26.22
Granted	140,246	41.46
Vested	(111,224)	26.14
Forfeited	(53,571)	27.96
Restricted stock, end of year	292,506	$33.24

During 2017, the Company issued 140,246 restricted common shares. The 2017 restricted share awards included 35,634 performance restricted shares, of which 17,817 vest in varying percentages upon achievement of defined return on

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

equity performance goals, and 17,817 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the performance restricted shares is also contingent on employment as of December 31, 2019. Additionally, 104,612 time-restricted shares were issued during 2017 that vest one-third on each annual anniversary of the grant date through February 15, 2020, contingent on continued employment through the vesting date.

As of December 31, 2017, there was $5.8 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.85 years.

(22)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorizes all contributions to the profit sharing plan. Participants become 100% vested upon the completion of three years of vesting service. Accrued contribution expense for this plan of $1.6 million, $2.7 million and $0.7 million in 2017, 2016 and 2015, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

Savings Plan. In addition, the Company has a contributory employee savings plan. Eligibility requirements for this plan are the same as those for the profit sharing plan discussed in the preceding paragraph. Employee participation in the plan is at the option of the employee. The Company contributes $1.25 for each $1.00 of employee contributions up to 4% of the participating employee’s compensation. Contribution expense for this plan of $5.5 million, $4.8 million and $4.7 million in 2017, 2016 and 2015, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

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

In 2016, the Company amended the Plan to discontinue offering healthcare benefits to future retirees beginning July 1, 2016, with current retirees as of July 1, 2016 continuing in the Plan. The Company recorded a $2.8 million gain in conjunction with the Plan amendment, which was recorded in other comprehensive income and is being amortized as a reduction in net periodic benefit cost over the weighted average remaining service period of active employees expected to receive post-retirement healthcare benefits under the Plan of approximately four years. The Plan amendment triggered a curtailment, which immediately reduced the Company's accumulated post-retirement benefit obligation and net periodic benefit cost by $2.8 million and $0.3 million, respectively.

The Plan’s unfunded benefit obligation of $0.7 million and $0.7 million as of December 31, 2017 and 2016, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2017, and the net periodic benefit costs for the year then ended, included a discount rate of 2.4% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2016, and the net periodic benefit costs for the year then ended, included a discount rate of 2.4% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated post-retirement benefit obligation. Future benefit payments are expected to be $0.13 million, $0.13 million, $0.10 million, $0.07 million, $0.05 million and $0.10 million for 2018, 2019, 2020, 2021, 2022, and 2023 through 2027, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

At December 31, 2017, the Company had accumulated other comprehensive gain related to the plan of $2.2 million, or $1.3 million net of related income tax benefit, comprised of net actuarial gains of $2.1 million and an unamortized transition asset of $0.1 million. The Company estimates $0.8 million will be amortized from accumulated other comprehensive gain into net period benefit costs in 2018.

(23)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year ended December 31, 2017	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(6.5)	$(2.7)	$(3.8)
Reclassification adjustment for net gains included in net income	(0.7)	(0.3)	(0.4)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	1.8	0.7	1.1
Change in net unrealized loss on derivatives	(1.1)	(0.4)	(0.7)
Reclassification adjustment for derivative net (gains) losses included in net income	1.1	0.4	0.7
Defined benefits post-retirement benefit plan:
Change in net actuarial loss (gain)	(1.2)	(0.5)	(0.7)
Total other comprehensive loss	$(6.6)	$(2.8)	$(3.8)

Year ended December 31, 2016	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(19.4)	$(7.6)	$(11.8)
Reclassification adjustment for net gains included in net income	(0.3)	(0.1)	(0.2)
Unamortized premium on available-to-sale securities transferred into held-for-maturity	1.9	0.7	1.2
Change in net unrealized gain on derivatives	(0.2)	(0.1)	(0.1)
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	4.0	1.6	2.4
Total other comprehensive loss	$(14.0)	$(5.5)	$(8.5)

Year ended December 31, 2015	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$3.1	$1.2	$1.9
Reclassification adjustment for net gains included in net income	(0.2)	(0.1)	(0.1)
Change in unamortized gain on available-for-sale securities transferred into held-to-maturity	1.6	0.6	1.0
Change in net unrealized gain on derivatives	0.2	0.1	0.1
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	0.1	0.1	—
Total other comprehensive income	$4.8	$1.9	$2.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

Year ended December 31,	2017	2016
Net unrealized gain (loss) on investment securities available-for-sale	$(13.2)	$(10.1)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	1.3	2.0
Net unrealized gain (loss) on derivatives	—	—
Net accumulated other comprehensive income (loss)	$(11.9)	$(8.1)

(24)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2017	2016
Condensed balance sheets:
Cash and cash equivalents	$42.3	$138.4
Investment in subsidiaries, at equity:
Bank subsidiary	1,432.3	932.0
Total investment in subsidiaries	1,432.3	932.0
Advances to subsidiaries, net	25.7	—
Other assets	61.7	35.4
Total assets	$1,562.0	$1,105.8

Other liabilities	$51.9	$18.0
Advances from subsidiaries, net	—	2.7
Long-term debt	—	20.0
Subordinated debentures held by subsidiary trusts	82.5	82.5
Total liabilities	134.4	123.2
Stockholders’ equity	1,427.6	982.6
Total liabilities and stockholders’ equity	$1,562.0	$1,105.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2017	2016	2015
Condensed statements of income:
Dividends from subsidiaries	$150.0	$140.0	$70.0
Other interest income	0.1	—	—
Other income, primarily management fees from subsidiaries	18.0	15.1	13.2
Total income	168.1	155.1	83.2
Salaries and benefits	21.8	18.8	16.3
Interest expense	4.7	4.1	3.8
Acquisition expenses	25.3	1.5	0.8
Other operating expenses, net	13.0	10.4	9.9
Total expenses	64.8	34.8	30.8
Earnings before income tax benefit	103.3	120.3	52.4
Income tax benefit	(14.2)	(7.7)	(7.0)
Income before undistributed earnings of subsidiaries	117.5	128.0	59.4
Undistributed earnings of subsidiaries	(11.0)	(32.4)	27.4
Net income	$106.5	$95.6	$86.8

Years Ended December 31,	2017	2016	2015
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$106.5	$95.6	$86.8
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	11.0	32.4	(27.4)
Stock-based compensation expense	3.9	4.4	3.9
Tax benefits from stock-based compensation	—	2.1	1.4
Excess tax benefits from stock-based compensation	—	(1.6)	(1.2)
Other, net	14.7	(0.8)	(11.3)
Net cash provided by operating activities	136.1	132.1	52.2
Cash flows from investing activities:
Capital distributions from nonbank subsidiaries	18.0	2.0	—
Acquisition of intangible assets	(28.0)	—	—
Acquisition of bank holding company, net of cash and cash equivalents received	(128.3)	—	(7.2)
Investment in subsidiary	(18.0)	—	—
Net cash used in investing activities	$(156.3)	$2.0	$(7.2)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2017	2016	2015
Cash flows from financing activities:
Net (decrease) increase in advances from nonbank subsidiaries	$(28.4)	$9.1	$(2.0)
Repayment of long-term debt	—	—	(1.0)
Proceeds from issuance of common stock, net of stock issuance costs	2.4	4.7	3.4
Excess tax benefits from stock-based compensation	—	1.6	1.2
Purchase and retirement of common stock	(1.3)	(26.9)	(20.6)
Dividends paid to common stockholders	(48.6)	(39.4)	(36.3)
Net cash used in financing activities	(75.9)	(50.9)	(55.3)
Net change in cash and cash equivalents	(96.1)	83.2	(10.3)
Cash and cash equivalents, beginning of year	138.4	55.2	65.5
Cash and cash equivalents, end of year	$42.3	$138.4	$55.2

During 2017, there was $386.0 million of noncash financing activities for the issuance of common stock for the BOTC acquisition. There were no noncash investing or financing activities during 2016 or 2015.

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

The three levels of inputs that may be used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of of assets or liabilities

Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2017 and 2016.

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date. There have been no significant changes in the valuation techniques during the periods ended December 31, 2017 and 2016. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

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
(Dollars in millions, except share and per share data)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3.2	$—	$3.2	$—
Obligations of U.S. government agencies	561.5	—	561.5	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,462.5	—	1,462.5	—
Private mortgage-backed securities	90.7	—	90.7	—
Corporate securities	87.9	—	87.9	—
Other investments	3.0	—	3.0	—
Loans held for sale	46.6	—	46.6	—
Derivative assets:
Interest rate swap contracts	7.5	—	7.5	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities:
Interest rate swap contracts	7.8	—	7.8	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	12.2	—	12.2	—
Deferred compensation plan liabilities	12.2	—	12.2	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Treasury Notes	$3.6	$—	$3.6	$—
Obligations of U.S. government agencies	391.3	—	391.3	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	1,213.7	—	1,213.7	—
Private mortgage-backed securities	0.1	—	0.1	—
Other investments	3.0	—	3.0	—
Loans held for sale	61.8	—	61.8	—
Derivative assets:
Interest rate swap contracts	1.3	—	1.3	—
Interest rate lock commitments	1.1	—	1.1	—
Forward loan sales contracts	0.3	—	0.3	—
Derivative liabilities:
Interest rate swap contracts	1.3	—	1.3	—
Deferred compensation plan assets	10.6	—	10.6	—
Deferred compensation plan liabilities	10.6	—	10.6	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis.

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$32.6	$—	$—	$32.6	$22.2
Other real estate owned	1.3	—	—	1.3	(1.6)
Long-lived assets to be disposed of by sale	0.8	—	—	0.8	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$39.3	$—	$—	$39.3	$(25.8)
Other real estate owned	2.1	—	—	2.1	(1.7)
Long-lived assets to be disposed of by sale	1.3	—	—	1.3	(1.0)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2017, certain impaired loans with a carrying value of $54.7 million were reduced by specific valuation allowance allocations of $10.7 million and partial loan charge-offs of $11.4 million resulting in a reported fair value of $32.6 million. As of December 31, 2016, certain impaired loans with a carrying value of $65.2 million were reduced by specific valuation allowance allocations of $14.0 million and partial loan charge-offs of $11.9 million resulting in a reported fair value of $39.3 million.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2017, long-lived assets to be disposed of by sale with carrying values of $0.8 million, had zero write-downs, resulting in a reported fair value of $0.8 million. As of December 31, 2016, the Company had long-lived assets to be disposed of by sale of $2.4 million that were reduced by write-downs of $1.1 million charged to other expense resulting in a reported fair value of $1.3 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$32.6	Appraisal	Appraisal adjustment	0%	-	78.11%	(26.1%)
Other real estate owned	1.3	Appraisal	Appraisal adjustment	8%	-	96%	(11.55%)
Long-lived assets to be disposed of by sale	0.8	Appraisal	Appraisal adjustment	0%	-	0%	0%

As of December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$39.3	Appraisal	Appraisal adjustment	0%	-	66%	(31%)
Other real estate owned	2.1	Appraisal	Appraisal adjustment	8%	-	96%	(18%)
Long-lived assets to be disposed of by sale	1.3	Appraisal	Appraisal adjustment	0%	-	9%	(6%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

A summary of the estimated fair values of financial instruments follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$759.0	$759.0	$759.0	$—	$—
Investment securities available-for-sale	2,208.7	2,208.7	—	2,208.7	—
Investment securities held-to-maturity	484.5	483.3	—	483.3	—
Accrued interest receivable	38.0	38.0	—	38.0	—
Mortgage servicing rights, net	24.8	40.1	—	40.1	—
Net loans	7,542.2	7,298.8	—	7,266.2	32.6
Derivative assets	8.8	8.8	—	8.8	—
Deferred compensation plan assets	12.2	12.2	—	12.2	—
Total financial assets	$11,078.2	$10,848.9	$759.0	$10,057.3	$32.6

Financial liabilities:
Total deposits, excluding time deposits	$8,783.0	$8,783.0	$8,783.0	$—	$—
Time deposits	1,151.9	1,137.9	—	1,137.9	—
Securities sold under repurchase agreements	643.0	643.0	—	643.0	—
Other borrowed funds	20.0	20.0	—	20.0	—
Accrued interest payable	5.6	5.6	—	5.6	—
Long-term debt	13.1	11.3	—	11.3	—
Subordinated debentures held by subsidiary trusts	82.5	76.7	—	76.7	—
Derivative liabilities	7.9	7.9	—	7.9	—
Deferred compensation plan liabilities	12.2	12.2	—	12.2	—
Total financial liabilities	$10,719.2	$10,697.6	$8,783.0	$1,914.6	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$782.0	$782.0	$782.0	$—	$—
Investment securities available-for-sale	1,611.7	1,611.7	—	1,611.7	—
Investment securities held-to-maturity	512.8	513.3	—	513.3	—
Accrued interest receivable	29.9	29.9	—	29.9	—
Mortgage servicing rights, net	18.5	35.7	—	35.7	—
Net loans	5,402.3	5,309.9	—	5,270.6	39.3
Derivative assets	2.7	2.7	—	2.7	—
Deferred compensation plan assets	10.6	10.6	—	10.6	—
Total financial assets	$8,370.5	$8,295.8	$782.0	$7,474.5	$39.3

Financial liabilities:
Total deposits, excluding time deposits	$6,324.5	$6,324.5	$6,324.5	$—	$—
Time deposits	1,051.6	1,044.7	—	1,044.7	—
Securities sold under repurchase agreements	537.6	537.6	—	537.6	—
Other borrowed funds	—	—	—	—	—
Accrued interest payable	5.4	5.4	—	5.4	—
Long-term debt	28.0	27.5	—	27.5	—
Subordinated debentures held by subsidiary trusts	82.5	73.6	—	73.6	—
Derivative liabilities	1.3	1.3	—	1.3	—
Deferred compensation plan liabilities	10.6	10.6	—	10.6	—
Total financial liabilities	$8,041.5	$8,025.2	$6,324.5	$1,700.7	$—

(26)	RELATED PARTY TRANSACTIONS

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons, incurred indebtedness in the form of loans, as customers, of $54.6 million and $53.3 million at December 31, 2017 and 2016, respectively. During 2017, new loans and advances on existing loans of $15.0 million were funded and loan repayments totaled $15.7 million. In addition, $2.0 million of loans were added due to changes in related parties during the year. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.

The Company previously leased an aircraft from an entity wholly-owned by a greater than 10% shareholder, who retired as chairman of the Company's Board of Directors in January 2016. Under the terms of the lease, the Company paid a fee for each flight hour plus certain third party operating expenses related to the aircraft. There were no fees or expenses incurred during 2017. The Company paid total fees and operating expenses of $108 thousand and $332 thousand, during 2016 and 2015, respectively, for its use of the aircraft. In addition, the Company previously leased a portion of its hanger and provided pilot services to the related entity. There were no payments received from the related entity during 2017. The Company received payments from the related entity of $53 thousand and $64 thousand, in 2016 and 2015,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

respectively, for hangar use, pilot fees and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company leases an aircraft from an entity that is wholly-owned by the chairman of the Board of Directors of the Company, who was formerly the executive vice chairman of the Company's Board of Directors. This related entity and a director of the Company own a combined 66% of the aircraft leased. During 2017, 2016 and 2015, the Company paid total fees and operating expenses of $45 thousand, $121 thousand and $28 thousand respectively, for its use of the aircraft. In addition, during 2017, 2016 and 2015, the Company received payments from the related entity of $17 thousand, $19 thousand and $23 thousand, respectively, for reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company leases an aircraft from an entity in which one director and one greater than 10% shareholder, who retired as chairman of the Company's Board of Directors in January 2016, have a combined 66% ownership interest. Under the terms of the lease, the Company pays a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2017 and 2016, the Company paid total fees and operating expenses of $17 thousand and $175 thousand, respectively, for its use of the aircraft. As of December 31, 2017 and 2016, the entity had received loans from FIB with an aggregate outstanding principal balances of $1.9 million and $2.0 million, respectively, which are 100% guaranteed by the greater than 10% shareholder and former chairman. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

The Company purchases services from an entity in which one control group member not included as a director or greater than 5% shareholder of the Company, two greater than 5% shareholders and five directors, including the chairman of the Board of Directors, have an aggregate ownership interest of 15%, and in which one director is the chairman and three directors are members of the board of such entity. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2017, 2016 and 2015, the Company paid $73 thousand, $100 thousand and $210 thousand, respectively, for these services.

(27)	RECENT AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-09, “Revenue from Contracts with Customers.” In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” was released in August of 2015 deferring the effective date of ASU 2014-09 for all entities by one year until January 1, 2018.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company's revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and non-interest income. The Company will adopt the new revenue recognition standards effective January 1, 2018 using a modified retrospective transition approach. The adoption and implementation of the new guidance will not significantly change how we recognize revenue for the various revenue streams, have a material impact to our net income on an ongoing basis, or have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2016-01 “Financial Instruments – Overall : Recognition and Measurement of Financial Assets and Financial Liabilities.” In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The Company will adopt the ASU 2016-01 amendments effective for the Company on January 1, 2018. The amendments will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02 “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Additionally, in January 2018, the Financial Accounting Standards Board issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

ASU 2016-05 "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require redesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 became effective for the Company on January 1, 2017, and did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-07 "Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in ASU 2016-07 eliminate the requirement that when an investment qualified for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in ASU 2016-07 also simplify the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in ASU 2016-07 became effective for the Company on January 1, 2017, and did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2016-09 "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under the amendments in ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. The amendments in ASU 2016-09 also provide that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The amendments in ASU 2016-09 change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in ASU 2016-09 became effective for the Company on January 1, 2017, and resulted in a $2.6 million reduction in income tax expense for the period ending December 31, 2017, of which $2.0 million was due to the recognition of excess tax benefits related to outstanding stock option awards exercised during the period and $0.6 million was due to the recognition of excess tax benefits related to the vesting of restricted stock.

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

ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The amendments in ASU 2016-15 will become effective for the Company on January 1, 2018. These amendments only affect the classification of certain items within the statement of cash flows, and will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt the ASU 2017-01 amendment effective for the Company on January 1, 2018. The amendment will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 750): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization. ASU No. 2017-07 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-07 are applied retrospectively for the presentation of the service cost and other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost in other assets. ASU 2017-07 allow the use of a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefits plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will adopt the ASU 2017-07 amendment effective for the Company on January 1, 2018. The amendment will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently amortizes premiums on callable debt securities to the earliest call date. As such, the amendments in ASU 2017-08 will not impact the Company's consolidated financial statements, results of operations and liquidity.

ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award's fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements, results of operations and liquidity. The Company will adopt the ASU 2017-09 amendment effective for the Company on January 1, 2018. The amendment will not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the beginning balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The purpose of this updated guidance is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The updated amendments also require certain disclosures about stranded tax effects. The updated amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Accumulated other comprehensive income at December 31, 2017 included $3.1 million related to stranded amounts resulting from the remeasurement of deferred tax assets and liabilities in connection with the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

(28)	SUBSEQUENT EVENTS

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission.

On January 8, 2018, the Company paid $20 million to redeem in full the principal and interest related to the 6.81% unsecured subordinated term loan.

On January 30, 2018, the Company declared a quarterly dividend to common shareholders of $0.28 per share, to be paid on February 22, 2018 to shareholders of record as of February 12, 2018.

No other events requiring recognition or disclosure were identified.

(a)	2. Financial statement schedules

All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.

(a)    3. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Cascade Bancorp dated November 17, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 001-34653, filed on November 17, 2016)

3.1
Second Amended and Restated Articles of Incorporation dated May 30, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended June 30, 2017)

3.2
Third Amended and Restated Bylaws dated May 24, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended June 30, 2017)

10.1*	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto.

10.2†
First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, File No. 333-164380, filed on March 23, 2010)

10.3†
First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	2001 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8, No. 333-106495, filed on June 25, 2003)

10.5†
Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2010)

10.6†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, No. 333-193543, filed on January 24, 2014)

10.7*†	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan

10.8*†	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement

10.9*†	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Time Vested Restricted Stock Grant Agreement

10.10*†	First Interstate BancSystem, Inc. Director Compensation

10.11†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated September 23, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2015)

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K, File No. 001-34653, filed for the fiscal year ended December 31, 2010)

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
** Furnished (not filed) herewith.

(b)	Exhibits
See Item 15(a)3 above.

(c)	Financial Statements Schedules
See Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 28, 2018
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES R. SCOTT	February 28, 2018
	James R. Scott, Chairman of the Board	Date

By:	/s/ STEVEN. J. CORNING	February 28, 2018
	Steven J. Corning, Director	Date

By:	/s/ DANA L. CRANDALL	February 28, 2018
	Dana L. Crandall, Director	Date

By:	/s/ WILLIAM B. EBZERY	February 28, 2018
	William B. Ebzery, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 28, 2018
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ CHARLES M. HEYNEMAN	February 28, 2018
	Charles M. Heyneman, Director	Date

By:	/s/ DAVID L. JAHNKE	February 28, 2018
	David L. Jahnke, Director	Date

By:	/s/ DENNIS L. JOHNSON	February 28, 2018
	Dennis L. Johnson, Director	Date

By:	/s/ ROSS E. LECKIE	February 28, 2018
	Ross E. Leckie, Director	Date

By:	/s/ PATRICIA L. MOSS	February 28, 2018
	Patricia L. Moss, Director	Date

By:	/s/ JAMES R. SCOTT, JR.	February 28, 2018
	James R. Scott, Jr., Director	Date

By:	/s/ JONATHAN R. SCOTT	February 28, 2018
	Jonathan R. Scott, Director	Date

By:	/s/ RANDALL I. SCOTT	February 28, 2018
	Randall I. Scott, Director	Date

By:	/s/ TERESA A. TAYLOR	February 28, 2018
	Teresa A. Taylor, Director	Date

By:	/s/ THEODORE H. WILLIAMS	February 28, 2018
	Theodore H. Williams, Director	Date

By:	/s/ PETER I. WOLD	February 28, 2018
	Peter I. Wold, Director	Date

By:	/s/ KEVIN P. RILEY	February 28, 2018
	Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ MARCY D. MUTCH	February 28, 2018
	Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date