Form 10-Q
period 2018-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2018-05-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 31, 2018 – Class A common stock	34,067,912
March 31, 2018 – Class B common stock	22,631,503

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$187.7	$196.5
Interest bearing deposits in banks	556.4	562.3
Federal funds sold	0.1	0.1
Total cash and cash equivalents	744.2	758.9
Investment securities:
Available-for-sale	2,280.7	2,208.7
Held-to-maturity (estimated fair values of $455.5 and $483.3 at March 31, 2018 and December 31, 2017, respectively)	462.3	484.5
Total investment securities	2,743.0	2,693.2
Loans held for investment	7,614.5	7,567.7
Mortgage loans held for sale	32.3	46.6
Total loans	7,646.8	7,614.3
Less allowance for loan losses	73.5	72.1
Net loans	7,573.3	7,542.2
Goodwill	445.6	444.7
Company-owned life insurance	261.9	260.6
Premises and equipment, net of accumulated depreciation	240.2	241.9
Accrued interest receivable	38.9	38.0
Mortgage servicing rights, net of accumulated amortization and impairment reserve	25.2	24.8
Core deposit intangibles, net of accumulated amortization	47.3	49.1
Other real estate owned (“OREO”)	11.0	10.1
Deferred tax asset, net	—	4.0
Other assets	142.8	145.8
Total assets	$12,273.4	$12,213.3
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$2,897.6	$2,900.0
Interest bearing	7,128.3	7,034.9
Total deposits	10,025.9	9,934.9
Securities sold under repurchase agreements	633.8	643.0
Accounts payable and accrued expenses	75.7	86.6
Accrued interest payable	5.7	5.6
Deferred tax liability, net	1.7	—
Long-term debt	15.7	13.1
Other borrowed funds	—	20.0
Subordinated debentures held by subsidiary trusts	82.5	82.5
Total liabilities	10,841.0	10,785.7
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2018 or December 31, 2017	—	—
Common stock	688.0	687.0
Retained earnings	776.7	752.6
Accumulated other comprehensive loss, net	(32.3)	(12.0)
Total stockholders’ equity	1,432.4	1,427.6
Total liabilities and stockholders’ equity	$12,273.4	$12,213.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$91.7	$63.7
Interest and dividends on investment securities:
Taxable	13.2	8.7
Exempt from federal taxes	0.6	0.8
Interest on deposits in banks	2.1	1.2
Total interest income	107.6	74.4
Interest expense:
Interest on deposits	6.2	4.1
Interest on securities sold under repurchase agreements	0.4	0.2
Interest on other borrowed funds	0.1	—
Interest on other debt	0.2	0.5
Interest on subordinated debentures held by subsidiary trusts	0.9	0.7
Total interest expense	7.8	5.5
Net interest income	99.8	68.9
Provision for loan losses	2.1	1.7
Net interest income after provision for loan losses	97.7	67.2
Non-interest income:
Payment services revenues	10.5	8.4
Mortgage banking revenues	5.4	6.5
Wealth management revenues	5.9	5.0
Service charges on deposit accounts	5.6	4.4
Other service charges, commissions and fees	3.9	2.7
Investment securities gains (losses), net	—	—
Other income	3.9	2.1
Total non-interest income	35.2	29.1
Non-interest expense:
Salaries and wages	34.6	25.7
Employee benefits	11.3	9.6
Outsourced technology services	7.0	5.3
Occupancy, net	6.3	4.8
Furniture and equipment	3.1	2.3
OREO expense, net of income	0.2	—
Professional fees	1.2	1.0
FDIC insurance premiums	1.5	0.9
Mortgage servicing rights amortization	0.8	0.6
Mortgage servicing rights recovery	—	(0.1)
Core deposit intangibles amortization	1.8	0.6
Other expenses	15.8	12.3
Acquisition related expenses	2.3	0.7
Total non-interest expense	85.9	63.7
Income before income tax expense	47.0	32.6
Income tax expense	10.3	9.4
Net income	$36.7	$23.2

Earnings per common share (Basic)	$0.65	$0.52
Earnings per common share (Diluted)	$0.65	$0.51
Weighted average common shares outstanding (Basic)	56,241,201	44,680,258
Weighted average common shares outstanding (Diluted)	56,652,178	45,238,908
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$36.7	$23.2
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(23.7)	9.3
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	0.5	0.5
Defined benefit post-retirement benefits plans:
Change in net actuarial gain	(0.1)	(0.7)
Other comprehensive income, before tax	(23.3)	9.1
Deferred tax benefit (expense) related to other comprehensive income	6.1	(3.6)
Other comprehensive (loss) income, net of tax	(17.2)	5.5
Comprehensive income, net of tax	$19.5	$28.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	36.7	—	36.7
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(17.2)	(17.2)
Common stock transactions:
21,700 Common shares purchased and retired	(0.9)	—	—	(0.9)
204,991 Non-vested common shares issued	—	—	—	—
16,581 Non-vested common shares forfeited	—	—	—	—
67,146 stock options exercised, net of 20,469 shares tendered in payment of option price and income tax withholding amounts	0.8	—	—	0.8
Stock-based compensation expense	1.1	—	—	1.1
Common cash dividend declared ($0.28 per share)	—	(15.7)	—	(15.7)
Balance at March 31, 2018	$688.0	$776.7	$(32.3)	$1,432.4

Balance at December 31, 2016	$296.1	$694.6	$(8.1)	$982.6
Net income	—	23.2	—	23.2
Other comprehensive income, net of tax expense	—	—	5.5	5.5
Common stock transactions:
20,621 common shares purchased and retired	(0.9)	—	—	(0.9)
200 common shares issued	—	—	—	—
132,531 non-vested common shares issued	—	—	—	—
7,214 non-vested common shares forfeited	—	—	—	—
112,936 stock options exercised, net of 43,534 shares tendered in payment of option price and income tax withholding amounts	1.1	—	—	1.1
Stock-based compensation expense	0.9	—	—	0.9
Common cash dividend declared ($0.24 per share)	—	(10.8)	—	(10.8)
Balance at March 31, 2017	$297.2	$707.0	$(2.6)	$1,001.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$36.7	$23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2.1	1.7
Net loss on disposal of premises and equipment	—	0.1
Depreciation and amortization	6.6	4.6
Net premium amortization on investment securities	2.8	2.8
Realized and unrealized net gains on mortgage banking activities	(1.6)	(4.9)
Net loss on sale of OREO	—	0.2
Mortgage servicing rights recovery	—	(0.1)
Deferred tax expenses	10.1	2.0
Net increase in cash surrender value of company-owned life insurance	(1.3)	(1.1)
Stock-based compensation expense	1.1	0.9
Originations of mortgage loans held for sale	(204.1)	(193.1)
Proceeds from sales of mortgage loans held for sale	218.8	235.0
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in interest receivable	(0.9)	2.1
Decrease in other assets	3.9	1.7
Increase (decrease) in accrued interest payable	0.1	(0.6)
Decrease in accounts payable and accrued expenses	(10.9)	(1.5)
Net cash provided by operating activities	63.4	73.0
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(0.9)
Available-for-sale	(212.9)	(113.4)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	22.2	22.8
Available-for-sale	114.9	74.5
Extensions of credit to customers, net of repayments	(53.3)	36.0
Recoveries of loans charged-off	4.5	2.1
Proceeds from sale of OREO	0.3	0.7
Acquisition of intangible assets	—	(28.0)
Capital expenditures, net of sales	(2.4)	(4.4)
Net cash used in investing activities	$(126.7)	$(10.6)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase (decrease) in deposits	$91.0	$(75.9)
Net (decrease) increase in securities sold under repurchase agreements	(9.2)	50.0
Net decrease in other borrowed funds	(20.0)	—
Advances on long-term debt	2.6	—
Proceeds from issuance of common stock	0.8	1.1
Purchase and retirement of common stock	(0.9)	(0.9)
Dividends paid to common stockholders	(15.7)	(10.8)
Net cash provided by (cash used) in financing activities	48.6	(36.5)
Net increases (decrease) in cash and cash equivalents	(14.7)	25.9
Cash and cash equivalents at beginning of period	758.9	782.0
Cash and cash equivalents at end of period	$744.2	$807.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4.6	$28.8
Cash paid during the period for interest expense	7.7	6.2

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$0.5	$—
Transfer of loans to other real estate owned	1.2	0.4
Capitalization of internally originated mortgage servicing rights	1.3	1.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2018 and December 31, 2017, the results of operations for each of the three month periods ended March 31, 2018 and 2017, and cash flows and changes in stockholders' equity for each of the three month periods ended March 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2017 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2018 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The new revenue recognition standards became effective for the Company on January 1, 2018.

The majority of our revenue-generating transactions were not subject to ASC 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC 606 is applicable to non-interest revenue streams such as wealth management and trust fee income, service charges on deposit accounts, interchange and other fees, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon the adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606 are discussed below:

•
Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed. The Company does not earn performance-based incentives. Optional services such as settlement, court, and regulatory fees are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred).

•
Service charges on deposit accounts - these represent general service fees for account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed for account maintenance services or when a transaction has been completed (such as a wire transfer or check orders). Payment for such performance obligations are generally received at a point in time when the performance obligations are satisfied.

•
Interchange and other fees - these fees primarily represent debit and credit card income comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income primarily represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Swap fee income primarily represents income associated with the execution of dealer bank swap agreements. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

obligation for interchange and other service charges are largely satisfied, and related revenue recognized, when completion of the services are rendered at a point in time.

•
Annuity and Insurance commissions - these primarily represent commissions received on annuity product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy, the carrier then remits the commission payment to the Company, and the Company recognizes the revenue at a point in time.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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
The assets and liabilities of Cascade were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in goodwill of $232.8 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company's one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Cascade and the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed, and the resulting goodwill. All amounts are final.

	As Recorded	Fair Value		As Recorded
As of May 30, 2017	by Cascade	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$246.8	$—		$246.8
Investment securities	476.7	4.9	(1)	481.6
Loans held for investment	2,111.0	(31.7)	(2)	2,079.3
Mortgage loans held for sale	10.3	—		10.3
Allowance for loan loss	(24.0)	24.0	(3)	—
Premises and equipment	46.6	0.1	(4)	46.7
Other real estate owned ("OREO")	1.2	—		1.2
Core deposit intangible assets	—	48.0	(5)	48.0
Deferred tax assets, net	47.6	(20.9)	(6)	26.7
Other assets	98.6	2.1	(7)	100.7
Total assets acquired	3,014.8	26.5		3,041.3

Liabilities assumed:
Deposits	2,669.9	(0.9)	(8)	2,669.0
Accounts Payable and Accrued Expense	62.2	1.9	(9)	64.1
Total liabilities assumed	2,732.1	1.0		2,733.1

Net assets acquired	$282.7	$25.5		$308.2

Consideration paid:
Cash				$155.0
Class A common stock				386.0
Total consideration paid				541.0

Goodwill				$232.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Explanation of fair value adjustments. Note marks for the deferred tax assets and other assets were updated since prior quarter. Certain other balances have been reclassified, none of which are material. The adjustment resulted in a net increase to goodwill of $0.9 million from fourth quarter reported balances.

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

The Company recorded $2.3 million and $0.7 million in pre-tax acquisition related expenses for the three months ended March 31, 2018 and March 31, 2017. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income and are summarized below.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Legal and Professional Fees	$0.5	$0.6
Employee Expenses	0.1	—
Technology Conversion and Contract Termination	1.5	—
Other	0.2	0.1
Total Acquisition Related Expenses	$2.3	$0.7

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
Information regarding loans acquired credit-impaired as of the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$49.7
Contractual cash flows not expected to be collected ("non-accretable discount")	24.7
Cash flows expected to be collected	25.0
Interest component of cash flows expected to be collected ("accretable discount")	1.9
Fair value of acquired credit-impaired loans	$23.1

Information regarding acquired loans not deemed credit-impaired at the acquisition date is as follows:

Contractually required principal and interest payments	$2,098.1
Contractual cash flows not expected to be collected due to projected prepayment	23.3
Fair value at acquisition	$2,066.5

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

The following table presents unaudited pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2016.

	Three Months Ended March 31,
	2018	2017
Interest income	$107.6	$100.1
Non-interest income	35.2	36.6
Total revenues	$142.8	$136.7

Net income	$35.9	$29.2

EPS - basic	$0.63	$0.52
EPS - diluted	0.63	0.52

The unaudited pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses of $0.5 million, net of tax. The unaudited pro forma net income presented in the table above for 2018 and 2017 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2018 and 2017 does not capture operating costs savings and other business synergies expected as a result of the acquisition.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)	Goodwill and Core Deposit Intangibles

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
Goodwill

	As of March 31,
	2018	2017
Net carrying value at beginning of period	$444.7	$212.8
Addition to goodwill from acquisition	—	—
Measurement period adjustment to previously recorded goodwill	0.9	—
Net carrying value at end of period	$445.6	$212.8

Core deposit intangibles (“CDI”)

	Three Months Ended March 31,
	2018	2017
CDI, net, beginning of period	$49.1	$9.7
CDI current period amortization	(1.8)	(0.6)
Total CDI, net, end of period	$47.3	$9.1

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2018 remaining	$5.2
2019	6.6
2020	6.2
2021	5.7
2022	5.3
Thereafter	18.3
Total	$47.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(4)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3.2	$—	$—	$3.2
Obligations of U.S. government agencies	562.8	—	(13.0)	549.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,578.2	1.9	(30.8)	1,549.3
Private mortgage-backed securities	84.7	—	(1.5)	83.2
Corporate securities	93.1	0.1	(1.0)	92.2
Other investments	3.0	—	—	3.0
Total	$2,325.0	$2.0	$(46.3)	$2,280.7

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$168.3	$1.8	$(1.3)	$168.8
Obligations of U.S. government agencies	19.8	—	(0.3)	19.5
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	217.6	7.7	(14.1)	211.2
Corporate securities	56.5	0.1	(0.7)	55.9
Other investments	0.1	—	—	0.1
Total	$462.3	$9.6	$(16.4)	$455.5

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3.2	$—	$—	$3.2
Obligations of U.S. government agencies	569.5	—	(8.0)	561.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,474.1	3.8	(15.4)	1,462.5
Private mortgage-backed securities	91.5	—	(0.8)	90.7
Corporate securities	88.0	0.1	(0.3)	87.8
Other investments	3.0	—	—	3.0
Total	$2,229.3	$3.9	$(24.5)	$2,208.7

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$172.4	$2.6	$(0.6)	$174.4
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	230.5	8.8	(11.6)	227.7
Corporate securities	61.6	0.1	(0.3)	61.4
Other investments	0.2	—	—	0.2
Total	$484.5	$11.5	$(12.7)	$483.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

There were no material gross realized gains and losses from the disposition of available-for-sale investment securities for the three months ended March 31, 2018 and 2017.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$310.1	$(7.0)	$239.7	$(6.0)	$549.8	$(13.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	954.2	(17.5)	408.4	(13.3)	1,362.6	(30.8)
Private mortgage-backed securities	74.7	(1.5)	—	—	74.7	(1.5)
Corporate securities	60.8	(1.0)	—	—	60.8	(1.0)
Total	$1,399.8	$(27.0)	$648.1	$(19.3)	$2,047.9	$(46.3)

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$74.0	$(1.0)	$11.7	$(0.3)	$85.7	$(1.3)
Obligations of U.S. government agencies	9.6	(0.1)	9.9	(0.2)	19.5	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	85.6	(11.0)	47.2	(3.1)	132.8	(14.1)
Corporate securities	44.8	(0.6)	4.9	(0.1)	49.7	(0.7)
Total	$214.0	$(12.7)	$73.7	$(3.7)	$287.7	$(16.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$284.9	$(3.4)	$266.1	$(4.6)	$551.0	$(8.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	670.1	(6.2)	439.2	(9.2)	1,109.3	(15.4)
Private mortgage-backed securities	74.0	(0.8)	—	—	74.0	(0.8)
Corporate securities	51.3	(0.3)	—	—	51.3	(0.3)
Total	$1,080.3	$(10.7)	$705.3	$(13.8)	$1,785.6	$(24.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$53.3	$(0.4)	$12.3	$(0.2)	$65.6	$(0.6)
Obligations of U.S. government agencies	9.7	—	9.9	(0.2)	19.6	(0.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	76.4	(9.1)	60.5	(2.5)	136.9	(11.6)
Corporate securities	41.2	(0.2)	5.0	(0.1)	46.2	(0.3)
Total	$180.6	$(9.7)	$87.7	$(3.0)	$268.3	$(12.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 707 and 581 individual investment securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during three months ended March 31, 2018 or 2017.

Maturities of investment securities at March 31, 2018 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2018	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$433.0	$426.3	$61.4	$61.2
After one year but within five years	1,445.7	1,417.8	247.2	241.6
After five years but within ten years	278.8	272.2	121.0	120.8
After ten years	167.5	164.4	32.7	31.9
Total	$2,325.0	$2,280.7	$462.3	$455.5

As of March 31, 2018, the Company had investment securities callable within one year with amortized costs and estimated fair values of $147.5 million and $144.4 million, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of March 31, 2018, the Company did not have any structured notes callable within one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2018	December 31, 2017
Real estate loans:
Commercial	$2,821.9	$2,822.9
Construction:
Land acquisition & development	364.6	348.7
Residential	230.6	240.2
Commercial	140.8	119.4
Total construction loans	736.0	708.3
Residential	1,486.6	1,487.4
Agricultural	156.9	158.2
Total real estate loans	5,201.4	5,176.8
Consumer:
Indirect consumer	782.9	784.7
Other consumer	173.0	175.1
Credit card	75.2	74.6
Total consumer loans	1,031.1	1,034.4
Commercial	1,244.1	1,215.4
Agricultural	133.9	136.2
Other, including overdrafts	4.0	4.9
Loans held for investment	7,614.5	7,567.7
Mortgage loans held for sale	32.3	46.6
Total loans	$7,646.8	$7,614.3

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2018	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$4.4	$1.0	$0.5	$5.9	$2,792.2	$23.8	$2,821.9
Construction:
Land acquisition & development	0.7	0.2	0.3	1.2	360.3	3.1	364.6
Residential	3.5	0.7	—	4.2	225.7	0.7	230.6
Commercial	0.1	—	—	0.1	136.9	3.8	140.8
Total construction loans	4.3	0.9	0.3	5.5	722.9	7.6	736.0
Residential	3.5	6.8	0.6	10.9	1,469.2	6.5	1,486.6
Agricultural	2.2	8.4	0.1	10.7	141.6	4.6	156.9
Total real estate loans	14.4	17.1	1.5	33.0	5,125.9	42.5	5,201.4
Consumer:
Indirect consumer	5.5	0.9	0.5	6.9	774.1	1.9	782.9
Other consumer	1.2	0.3	—	1.5	171.1	0.4	173.0
Credit card	0.7	0.4	0.7	1.8	73.4	—	75.2
Total consumer loans	7.4	1.6	1.2	10.2	1,018.6	2.3	1,031.1
Commercial	6.7	4.9	1.0	12.6	1,215.1	16.4	1,244.1
Agricultural	1.2	0.3	—	1.5	130.5	1.9	133.9
Other, including overdrafts	—	—	—	—	4.0	—	4.0
Loans held for investment	29.7	23.9	3.7	57.3	7,494.1	63.1	7,614.5
Mortgage loans originated for sale	—	—	—	—	32.3	—	32.3
Total loans	$29.7	$23.9	$3.7	$57.3	$7,526.4	$63.1	$7,646.8

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Outstanding balance	$33.5	$32.6
Carrying value
Loans on accrual status	20.7	18.9
Total carrying value	$20.7	$18.9

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$7.3	$6.8
Accretion income	(0.7)	(0.6)
Reductions due to exit events	(0.2)	(0.6)
Reclassifications from nonaccretable differences	0.8	0.8
Ending balance	$7.2	$6.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$44.0	$17.5	$16.1	$33.6	$3.4
Construction:
Land acquisition & development	9.2	3.4	—	3.4	—
Residential	0.8	0.2	0.5	0.7	0.1
Commercial	4.6	0.3	3.4	3.7	2.1
Total construction loans	14.6	3.9	3.9	7.8	2.2
Residential	9.7	6.2	2.1	8.3	0.4
Agricultural	4.6	4.4	—	4.4	—
Total real estate loans	72.9	32.0	22.1	54.1	6.0
Commercial	25.4	6.7	13.7	20.4	4.5
Agricultural	2.0	1.7	0.3	2.0	0.1
Total	$100.3	$40.4	$36.1	$76.5	$10.6

As of December 31, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$45.6	$20.9	$14.1	$35.0	$3.9
Construction:
Land acquisition & development	10.0	3.4	0.5	3.9	—
Residential	1.8	1.7	—	1.7	—
Commercial	4.7	0.4	3.5	3.9	2.2
Total construction loans	16.5	5.5	4.0	9.5	2.2
Residential	11.5	8.2	2.0	10.2	0.1
Agricultural	3.7	3.6	—	3.6	—
Total real estate loans	77.3	38.2	20.1	58.3	6.2
Commercial	29.5	12.4	11.4	23.8	4.4
Agricultural	1.1	0.8	0.3	1.1	0.2
Total	$107.9	$51.4	$31.8	$83.2	$10.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized

Real estate	$56.1	$—	$66.1	$0.2
Consumer	—	—	—	—
Commercial	22.1	—	32.7	—
Agricultural	1.5	—	2.4	—
Total	$79.7	$—	$101.2	$0.2

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $34.9 million as of March 31, 2018, of which $28.0 million were included in non-accrual loans and $6.9 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44.5 million as of December 31, 2017, of which $31.9 million were included in non-accrual loans and $12.6 million were on accrual status.

The Company had no troubled debt restructurings that occurred during the three months ended March 31, 2018.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2018 or 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2018. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At March 31, 2018, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$76.7	$92.8	$8.0	$177.5
Construction:
Land acquisition & development	5.5	15.6	—	21.1
Residential	4.0	1.0	0.5	5.5
Commercial	7.9	3.6	3.5	15.0
Total construction loans	17.4	20.2	4.0	41.6
Residential	6.7	11.4	0.9	19.0
Agricultural	6.4	18.9	—	25.3
Total real estate loans	107.2	143.3	12.9	263.4
Consumer:
Indirect consumer	0.7	2.2	0.2	3.1
Other consumer	0.4	0.8	0.2	1.4
Total consumer loans	1.1	3.0	0.4	4.5
Commercial	47.5	55.5	10.8	113.8
Agricultural	3.7	10.6	0.5	14.8
Total	$159.5	$212.4	$24.6	$396.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$78.0	$96.4	$10.3	$184.7
Construction:
Land acquisition & development	3.2	16.4	—	19.6
Residential	2.3	1.7	0.5	4.5
Commercial	2.4	3.6	3.5	9.5
Total construction loans	7.9	21.7	4.0	33.6
Residential	3.9	12.5	1.9	18.3
Agricultural	4.3	19.1	—	23.4
Total real estate loans	94.1	149.7	16.2	260.0
Consumer:
Indirect consumer	0.8	2.2	0.3	3.3
Other consumer	0.4	0.7	0.2	1.3
Total consumer loans	1.2	2.9	0.5	4.6
Commercial	54.7	56.3	11.1	122.1
Agricultural	5.1	8.3	0.4	13.8
Total	$155.1	$217.2	$28.2	$400.5

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended March 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.6	$8.7	$30.6	$1.2	$—	$72.1
Provision charged to operating expense	1.8	0.7	(0.7)	0.3	—	2.1
Less loans charged-off	(0.8)	(2.7)	(1.7)	—	—	(5.2)
Add back recoveries of loans previously charged-off	1.2	1.1	2.0	0.2	—	4.5
Ending balance	$33.8	$7.8	$30.2	$1.7	$—	$73.5

As of March 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$6.0	$—	$4.5	$0.1	$—	$10.6
Loans collectively evaluated for impairment	27.8	7.8	25.7	1.6	—	62.9
Allowance for loan losses	$33.8	$7.8	$30.2	$1.7	$—	$73.5

Loans held for investment:
Individually evaluated for impairment	$54.1	$—	$20.4	$2.0	$—	$76.5
Collectively evaluated for impairment	5,147.3	1,031.1	1,223.7	131.9	4.0	7,538.0
Total loans held for investment	$5,201.4	$1,031.1	$1,244.1	$133.9	$4.0	$7,614.5

Three Months Ended March 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2
Provision charged to operating expense	4.4	2.0	(4.1)	(0.6)	—	1.7
Less loans charged-off	(0.4)	(2.6)	(0.8)	—	—	(3.8)
Add back recoveries of loans previously charged-off	0.5	1.2	0.4	—	—	2.1
Ending balance	$33.1	$8.3	$33.6	$1.2	$—	$76.2

As of December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$6.2	$—	$4.4	$0.2	$—	$10.8
Loans collectively evaluated for impairment	25.4	8.7	26.2	1.0	—	61.3
Allowance for loan losses	$31.6	$8.7	$30.6	$1.2	$—	$72.1

Loans held for investment:
Individually evaluated for impairment	$58.3	$—	$23.8	$1.1	$—	$83.2
Collectively evaluated for impairment	5,118.5	1,034.4	1,191.6	135.1	4.9	7,484.5
Total loans held for investment	$5,176.8	$1,034.4	$1,215.4	$136.2	$4.9	$7,567.7

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

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or economic factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, the loss factor percentages are based on a three-year loss history for the 2018 period and on a one-year loss history for the comparable periods. The loan loss rates for 2018 also incorporate the available loss history data from BOTC prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory conditions and the estimated impact of these factors on historical loss rates.

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of both March 31, 2018 and December 31, 2017, the Company's allowance for loan losses included $1.0 million related to loans acquired credit impaired.

(7)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$10.1	$10.0
Additions	1.1	0.4
Valuation adjustments	—	(0.1)
Dispositions	(0.2)	(0.9)
Ending balance	$11.0	$9.4

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.9 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company had $0.3 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2018 and none as of December 31, 2017.

(8)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes. As of March 31, 2018, the Company does not have an existing agreement.

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

	March 31, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$370.5	$8.3	$344.2	$7.5
Interest rate lock commitments	66.9	1.4	60.7	1.3
Total derivative assets	$437.4	$9.7	$404.9	$8.8

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	370.5	7.7	344.2	7.8
Forward loan sales contracts	95.7	0.2	88.8	0.1
Total derivative liabilities	$466.2	$7.9	$433.0	$7.9

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018, the Company did not record any hedge ineffectiveness.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company's master netting arrangements, by type of financial instrument, on the Company's consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$8.3	$—	$8.3	$1.7	$1.8	$4.8
Mortgage related derivatives	1.4	—	1.4	—	—	1.4
Total derivatives	9.7	—	9.7	1.7	1.8	6.2
Total assets	$9.7	$—	$9.7	$1.7	$1.8	$6.2

Financial Liabilities
Interest rate swap contracts	$7.7	$—	$7.7	$1.7	$5.7	$0.3
Mortgage related derivatives	0.2	—	0.2	—	—	0.2
Total derivatives	7.9	—	7.9	1.7	5.7	0.5
Repurchase agreements	633.8	—	633.8	—	633.8	—
Total liabilities	$641.7	$—	$641.7	$1.7	$639.5	$0.5

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$7.5	$—	$7.5	$2.4	$—	$5.1
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	8.8	—	8.8	2.4	—	6.4
Total assets	$8.8	$—	$8.8	$2.4	$—	$6.4

Financial Liabilities
Interest rate swap contracts	$7.8	$—	$7.8	$2.4	$3.3	$2.1
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	7.9	—	7.9	2.4	3.3	2.2
Repurchase agreements	643.0	—	643.0	—	643.0	—
Total liabilities	$650.9	$—	$650.9	$2.4	$646.3	$2.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company's statements of income for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	$0.3	$—
Amount of net fee income recognized in other non-interest income	0.5	—
Amount of net gains recognized in mortgage banking revenues	(0.1)	(0.1)

(9)	Capital Stock

The Company had 34,067,912 shares of Class A common stock and 22,631,503 shares of Class B common stock outstanding as of March 31, 2018. The Company had 33,560,202 shares of Class A common stock and 22,905,357 shares of Class B common stock outstanding as of December 31, 2017.

During the three months ended March 31, 2018, the Company did not repurchase any shares of its Class A common stock. All other stock repurchases during the three months ended March 31, 2018 and 2017 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income	$36.7	$23.2
Weighted average common shares outstanding for basic earnings per share computation	56,241,201	44,680,258
Dilutive effects of stock-based compensation	410,977	558,650
Weighted average common shares outstanding for diluted earnings per common share computation	56,652,178	45,238,908

Basic earnings per common share	$0.65	$0.52
Diluted earnings per common share	$0.65	$0.51

Anti-dilutive unvested time restricted stock	139,943	96,897

The Company had 164,019 and 187,680 shares of unvested restricted stock as of March 31, 2018 and 2017, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

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

As of March 31, 2018 and December 31, 2017, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of March 31, 2018 and December 31, 2017 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,131.5	12.90%	$865.9	9.875%	$920.7	10.50%	$876.8	10.00%
FIB	1,070.5	12.25	863.0	9.875	917.6	10.50	873.9	10.00
Tier 1 risk-based capital:
Consolidated	1,058.0	12.07	690.5	7.875	745.3	8.50	701.5	8.00
FIB	997.0	11.41	688.2	7.875	742.8	8.50	699.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	978.0	11.15	559.0	6.375	613.8	7.00	569.9	6.50
FIB	997.0	11.41	557.1	6.375	611.7	7.00	568.0	6.50
Leverage capital ratio:
Consolidated	1,058.0	9.07	466.6	4.00	466.6	4.00	583.3	5.00
FIB	997.0	8.55	466.5	4.00	466.5	4.00	583.1	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$806.5	9.25%	$915.5	10.50%	$871.9	10.00%
FIB	1,066.6	12.29	802.7	9.25	911.2	10.50	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	632.1	7.25	741.1	8.50	697.5	8.00
FIB	994.4	11.46	629.1	7.25	737.6	8.50	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	501.3	5.75	610.3	7.00	566.7	6.50
FIB	994.4	11.46	499.0	5.75	607.4	7.00	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	469.9	4.00	469.9	4.00	587.4	5.00
FIB	994.4	8.48	469.1	4.00	469.1	4.00	586.3	5.00

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

As of March 31, 2018, the Company had commitments under construction contracts of $1.2 million.

On April 25, 2018, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock transaction valued at approximately $160.9 million in aggregate, or $21.03 per share of INB stock. The transaction has been approved by the boards of directors of both companies and is expected to close late in the third quarter or early in the fourth quarter of 2018, subject to customary, regulatory, and INB shareholder approval.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.6 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2018.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2018, commitments to extend credit to existing and new borrowers approximated $2,216.5 million, which included $656.7 million on unused credit card lines and $795.7 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2018, the Company had outstanding standby letters of credit of $50.2 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Investment securities available-for sale:
Change in net unrealized gains during period	$(23.7)	$9.3	$(6.2)	$3.7	$(17.5)	$5.6
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	0.5	0.5	0.2	0.2	0.3	0.3
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.1)	(0.7)	(0.1)	(0.3)	—	(0.4)
Total other comprehensive income	$(23.3)	$9.1	$(6.1)	$3.6	$(17.2)	$5.5

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2018	December 31, 2017
Net unrealized gain (loss) on investment securities available-for-sale	$(33.5)	$(13.3)
Net unrealized gain (loss) on derivatives	—	1.3
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	1.2	—
Net accumulated other comprehensive gain (loss)	$(32.3)	$(12.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(15)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company's policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Debt Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment's terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities.

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
(Dollars in millions, except share and per share data)

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$3.2	$—	$3.2	$—
Obligations of U.S. government agencies	549.8	—	549.8	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,549.3	—	1,549.3	—
Private mortgage-backed securities	83.2	—	83.2	—
Corporate securities	92.2	—	92.2	—
Other investments	3.0	—	3.0	—
Loans held for sale	32.3	—	32.3	—
Derivative assets:
Interest rate swap contracts	8.3	—	8.3	—
Interest rate lock commitments	1.4	—	1.4	—
Derivative liabilities:
Interest rate swap contracts	7.7	—	7.7	—
Forward loan sale contracts	0.2	—	0.2	—
Deferred compensation plan assets	12.1	—	12.1	—
Deferred compensation plan liabilities	12.1	—	12.1	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$3.2	$—	$3.2	$—
Obligations of U.S. government agencies	561.5	—	561.5	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,462.5	—	1,462.5	—
Private mortgage-backed securities	90.7	—	90.7	—
Corporate securities	87.9	—	87.9	—
Other investments	3.0	—	3.0	—
Loans held for sale	46.6	—	46.6	—
Derivative assets:
Interest rate swap contracts	7.5	—	7.5	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities
Interest rate swap contracts	7.8	—	7.8	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	12.2	—	12.2	—
Deferred compensation plan liabilities	12.2	—	12.2	—

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36.0	$—	$—	$36.0
Other real estate owned	1.3	—	—	1.3
Long-lived assets to be disposed of by sale	0.8	—	—	0.8

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$32.6	$—	$—	$32.6
Other real estate owned	1.3	—	—	1.3
Long-lived assets to be disposed of by sale	0.8	—	—	0.8

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2018, certain impaired loans with a carrying value of $57.7 million were reduced by specific valuation

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

allowance allocations of $10.6 million and partial loan charge-offs of $11.1 million resulting in a reported fair value of $36.0 million. As of December 31, 2017, certain impaired loans with a carrying value of $54.8 million were reduced by specific valuation allowance allocations of $10.8 million and partial loan charge-offs of $11.4 million resulting in a reported fair value of $32.6 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the three months ended March 31, 2018 and 2017.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. The Company had long-lived assets to be disposed of by sale with carrying values aggregating $0.8 million that were reduced by write-downs of zero resulting in an aggregate fair value of $0.8 million as of March 31, 2018 and December 31, 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$36.0	$32.6	Appraisal	Appraisal adjustment	0.0%	-	78.1%	(26.1%)
Other real estate owned	1.3	1.3	Appraisal	Appraisal adjustment	8.0%	-	96.2%	(11.6%)
Long-lived assets to be disposed of by sale	0.8	0.8	Appraisal	Appraisal adjustment	0.0%	-	0.0%	0.0%

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2018	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$744.2	$744.2	$744.2	$—	$—
Investment debt securities available-for-sale	2,280.7	2,280.7	—	2,280.7	—
Investment debt securities held-to-maturity	462.3	455.5	—	455.5	—
Accrued interest receivable	38.9	38.9	—	38.9	—
Mortgage servicing rights, net	25.2	43.7	—	43.7	—
Loans held for sale	32.3	32.3	—	32.3	—
Net loans held for investment	7,614.5	7,388.2	—	7,352.2	36.0
Derivative assets	9.7	9.7	—	9.7	—
Deferred compensation plan assets	12.1	12.1	—	12.1	—
Total financial assets	$11,219.9	$11,005.3	$744.2	$10,225.1	$36.0

Financial liabilities:
Total deposits, excluding time deposits	$8,891.2	$8,891.2	$8,891.2	$—	$—
Time deposits	1,134.7	1,116.8	—	1,116.8	—
Securities sold under repurchase agreements	633.8	633.8	—	633.8	—
Other borrowed funds	—	—	—	—	—
Accrued interest payable	75.7	75.7	—	75.7	—
Long-term debt	15.7	15.8	—	15.8	—
Subordinated debentures held by subsidiary trusts	82.5	76.9	—	76.9	—
Derivative liabilities	7.9	7.9	—	7.9	—
Deferred compensation plan liabilities	12.1	12.1	—	12.1	—
Total financial liabilities	$10,853.6	$10,830.2	$8,891.2	$1,939.0	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$759.0	$759.0	$759.0	$—	$—
Investment debt securities available-for-sale	2,208.7	2,208.7	—	2,208.7	—
Investment debt securities held-to-maturity	484.5	483.3	—	483.3	—
Accrued interest receivable	38.0	38.0	—	38.0	—
Mortgage servicing rights, net	24.8	40.1	—	40.1	—
Loans held for sale	—	—	—	—	—
Net loans held for investment	7,542.2	7,298.8	—	7,266.2	32.6
Derivative assets	8.8	8.8	—	8.8	—
Deferred compensation plan assets	12.2	12.2	—	12.2	—
Total financial assets	$11,078.2	$10,848.9	$759.0	$10,057.3	$32.6

Financial liabilities:
Total deposits, excluding time deposits	$8,783.0	$8,783.0	$8,783.0	$—	$—
Time deposits	1,151.9	1,137.9	—	1,137.9	—
Securities sold under repurchase agreements	643.0	643.0	—	643.0	—
Other borrowed funds	20.0	20.0	—	20.0	—
Accrued interest payable	5.6	5.6	—	5.6	—
Long-term debt	13.1	11.3	—	11.3	—
Subordinated debentures held by subsidiary trusts	82.5	76.7	—	76.7	—
Derivative liabilities	7.9	7.9	—	7.9	—
Deferred compensation plan liabilities	12.2	12.2	—	12.2	—
Total financial liabilities	$10,719.2	$10,697.6	$8,783.0	$1,914.6	$—

(16)	Recent Authoritative Accounting Guidance

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal vs Agent Considerations (Reporting Revenue Gross versus Net)” was released in March of 2016 to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was released in April 2016 to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above.

The new revenue recognition standards became effective for the Company on January 1, 2018, and did not have a material impact to our net income, or have a significant impact on the Company's consolidated financial statements, results of operations or liquidity.

ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-01 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Additionally, in January 2018, the Financial Accounting Standards Board issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company's financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company's income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, results of operations and liquidity.

ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in ASU 2017-01 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2017-07, “Compensation – Retirement Benefits (Topic 750): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization. The amendments in ASU 2017-07 are applied retrospectively for the presentation of the service cost and other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost in other assets. ASU 2017-07 allows the use of a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefits plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. ASU 2017-07 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently amortizes premiums on callable debt securities to the earliest call date. As such, the amendments in ASU 2017-08 will not impact the Company's consolidated financial statements, results of operations and liquidity.

ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award's fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning after December 15, 2017. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The purpose of this updated guidance is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The updated amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $3.1 million, reflected in the Consolidated Statements of Changes in Stockholders' Equity.

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On April 25, 2018, the Company declared a quarterly dividend to common shareholders of $0.28 per share, to be paid on May 24, 2018 to shareholders of record as of May 14, 2018.

On April 25, 2018, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

transaction valued at approximately $160.9 million in aggregate, or $21.03 per share of INB stock. The transaction has been approved by the boards of directors of both companies and is expected to close late in the third quarter or early in the fourth quarter of 2018, subject to customary, regulatory, and INB shareholder approval.

No other events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.

When we refer to “we,” “our,” “us” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank (“FIB”), unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean First Interstate Bank.

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results

“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: a decline in business and economic conditions, in particular adverse conditions affecting Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming; lending risks, changes in interest rates, failure to integrate or profitably operate acquired businesses; inadequate allowance for loan losses; additional regulatory requirements due to our asset size exceeding $10 billion; loss of access to low-cost funding sources; declining oil and gas prices and declining demand for coal; impairment of goodwill; changes in accounting standards; dependence on the Company’s management team; ability to attract and retain qualified employees; increased governmental regulation and changes in regulatory, tax and accounting rules and interpretations; stringent capital requirements; cyber-security; liquidity risks and technological innovations; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operating controls; competition; meeting market demand with current and new products; reliance on external vendors; unfavorable resolution of litigation; failure to effectively implement technology-driven products and services; soundness of other financial institutions; occurrences of catastrophic events or natural disasters; volatility of Class A and Class B common stock; changes in dividend policy; the uninsured nature of any investment in Class A or Class B common stock; voting control of Class B stockholders; anti-takeover provisions; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These factors and the other risk factors described in the Company's periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company's forward-looking statements. Other unknown or unpredictable factors also could harm the Company's results. Investors and others are encouraged to read the more detailed discussion of the Company's risks contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Executive Overview

We are a financial and bank holding company incorporated as a Montana corporation in 1971, headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ under the symbol “FIBK.” As of March 31, 2018, we had consolidated assets of $12.3 billion, deposits of $10.0 billion, loans of $7.6 billion and total stockholders’ equity of $1.4 billion. We currently operate 127 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

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

Recent Trends and Developments

During the past few years, we have increased our footprint in the community banking space in the Rocky Mountain and Pacific Northwest regions. We will continue to evaluate bank acquisitions and other strategic opportunities.

On April 25, 2018, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock transaction valued at approximately $160.9 million in aggregate, or $21.03 per share of INB stock. The transaction has been approved by the boards of directors of both companies and is expected to close late in the third quarter or early in the fourth quarter of 2018, subject to customary, regulatory, and INB shareholder approval.

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, or BOTC, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp was converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we became a regional community bank with over $12 billion in total assets and a geographic footprint that spans Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Integration of BOTC into FIB was completed on August 11, 2017.

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

Results of Operations

Principal factors used in managing and evaluating our results of operations include return on average equity, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates and changes in the volume and composition of interest earning assets and interest bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.

The impact of free funding sources is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income by assessing the yields on our loans and other earning assets, the costs of our deposits and other funding sources, and the levels of our net interest spread and net interest margin.

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

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar other bank holding companies on factors that include return on average assets, return on average equity, total shareholder return and growth in earnings.

Financial Condition

Principal areas of focus in managing and evaluating our financial condition include liquidity, the diversification and quality of our loans, the adequacy of our allowance for loan losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans to deposits and any reliance on brokered certificates of deposit or other wholesale funding sources.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on our consolidated financial statements, results of operations, or liquidity.

Allowance for Loan Losses

The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe to be sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 incorporate the available loss history data from BOTC prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses.”

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes our accounting policy with regard to goodwill.

Our annual goodwill impairment test is performed each year with a valuation as of July 1st. The most recent evaluation as of July 1, 2017, provided that the estimated fair value of net assets was greater than the carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Going forward, for loans with no significant evidence of credit deterioration since their origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. Loans acquired with evidence of deterioration in credit quality since origination are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired (“accretable yield”) is amortized to interest income over the expected remaining contractual lives of the underlying loans using the effective interest method. The Company continues to evaluate the reasonableness of expectations for the timing and amount of cash to be collected. Increases in expected cash flows subsequent to the initial measurement are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 further describes our accounting policy with regard to acquired loans.

Results of Operations

The financial statements as of March 31, 2018 are inclusive of the effects of the combined results of operations including the BOTC acquisition. Due to the timing of the acquisition, certain comparisons between periods are significantly affected by the transaction.

•
Net income for the first quarter of 2018 was $36.7 million, or $0.65 per share, compared to $34.2 million, or $0.61 per share, for the fourth quarter of 2017 ("linked quarter") and $23.2 million, or $0.51 per share, for the first quarter of 2017.

•
Acquisition related expenses were $2.3 million, $3.3 million, and $0.7 million for the first quarter of 2018, the fourth quarter of 2017, and the first quarter of 2017, respectively. The after-tax impact of acquisition related expenses on earnings per share was $0.03, $0.04 and $0.01 per share for the respective periods.

•
Net interest income was $99.8 million for the first quarter of 2018, down from $100.8 million in the linked quarter and up from $68.9 million in the first quarter of 2017. The increase over the comparable prior year period is a result of organic growth and the BOTC acquisition.

•
Net interest margin (“NIM”) increased to 3.75% from 3.71% in the linked quarter and 3.49% in the first quarter of 2017. The increase in NIM was due to a higher yield on elevated levels of earning assets.

•
Non-interest income was $35.2 million, as compared to $37.2 million in the linked quarter and $29.1 million in the first quarter of 2017, primarily resulting from the impact of the non-interest revenue streams from the BOTC acquisition.

•
Non-interest expense was $85.9 million for the first quarter of 2018, as compared to $85.1 million for the linked quarter and $63.7 million for the first quarter of 2017. Non-interest expense included $2.3 million, $3.3 million and $0.7 million of acquisition related costs for the first quarter of 2018, the fourth quarter of 2017, and the first quarter of 2017, respectively. Elevated levels for non-interest expense, exclusive of acquisition costs, were primarily related to staffing and operating the expanded branch network following the BOTC acquisition.

•
The first quarter of 2018 efficiency ratio was 62.3%, an increase from 60.3% for the fourth quarter of 2017 and down from 64.4% for the first quarter of 2017. Efficiency ratios in all three periods were elevated as a result of acquisition related costs incurred in each quarter.

•
Total loan balances at March 31, 2018 increased $32.5 million from the linked quarter due to organic growth, and increased $2,247.0 million from March 31, 2017, primarily as a result of the BOTC acquisition. Yields on average loans for the three months ended March 31, 2018 and December 31, 2017 were 4.92% and 4.94%, respectively.

•	Asset quality improved during the first quarter of 2018 compared to the linked quarter, had a $4.8 million decrease in non-performing assets and a $4.0 million decrease in criticized loans.

•	Investment securities increased $49.8 million, or 1.8%, to $2,743.0 million from $2,693.2 million at December 31, 2017.

•	Deposit balances at March 31, 2018 were $10,025.9 million, up 0.9% as compared to the prior year end.

•
The allowance for loan losses at the end of the first quarter of 2018 was 0.96% of total loans, compared to 0.95% in the linked quarter, and 1.41% for the first quarter of 2017. The decrease from the first quarter of 2017 was primarily a result of higher acquired loan balances from BOTC, which were recorded at fair value in purchase accounting, with no corresponding allowance for loan losses.

•
At March 31, 2018, stockholders’ equity increased over the linked quarter to $1,432.4 million, primarily due to the net income from the first quarter of 2018. Book value per common share was $25.26, $25.28 and $22.19 for the current, linked and the first quarter of 2017, respectively.

The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition.

Net Interest Income

Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$7,590.6	$92.0	4.92%	$5,420.2	$64.3	4.81%
Investment securities (2)	2,695.6	14.0	2.11	2,107.9	10.0	1.92
Interest bearing deposits in banks	553.2	2.1	1.55	596.9	1.2	0.82
Federal funds sold	0.2	—	2.57	0.7	—	1.20
Total interest earnings assets	$10,839.6	$108.1	4.05%	$8,125.7	$75.5	3.77%
Non-earning assets	1,319.6			808.2
Total assets	$12,159.2			$8,933.9
Interest bearing liabilities:
Demand deposits	$2,797.8	$1.6	0.23%	$2,231.3	$1.0	0.18%
Savings deposits	3,134.2	2.3	0.30	2,167.2	1.3	0.24
Time deposits	1,142.0	2.3	0.82	1,025.9	1.8	0.72
Repurchase agreements	635.2	0.4	0.27	559.6	0.2	0.18
Other borrowed funds	3.1	0.1	18.36	—	—	—
Long-term debt	14.2	0.2	5.64	28.0	0.5	6.57
Subordinated debentures held by subsidiary trusts	82.5	0.9	4.37	82.5	0.7	3.66
Total interest bearing liabilities	$7,809.0	$7.8	0.41%	$6,094.5	$5.6	0.37%
Non-interest bearing deposits	2,819.8			1,802.4
Other non-interest bearing liabilities	92.2			48.0
Stockholders’ equity	1,438.2			989.0
Total liabilities and stockholders’ equity	$12,159.2			$8,933.9
Net FTE interest income		100.3			70.0
Less FTE adjustments (2)		(0.5)			(1.1)
Net interest income from consolidated statements of income		$99.8			$68.9
Interest rate spread			3.64%			3.40%
Net FTE interest margin (3)			3.75%			3.49%
Cost of funds, including non-interest bearing demand deposits (4)			0.30%			0.29%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent (“FTE”) basis.

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

Net Interest Income

Our net interest income on a fully taxable equivalent, or FTE, basis increased $30.3 million, or 43.3%, to $100.3 million during the three months ended March 31, 2018, as compared to $70.0 million for the same period in 2017. The increase from the same period in 2017 is primarily attributable to higher outstanding loan balances as a result of the BOTC acquisition. Additionally, FTE interest income was positively impacted by higher yields on loans, investment securities and interest bearing deposits in banks, which were partially offset by higher costs of funds, primarily influenced by the increases in the Federal Funds rate.

Also positively impacting our net FTE interest income during the three ended March 31, 2018, as compared to the same period in the prior year, was interest accretion related to the fair valuation of acquired loans. Interest accretion related to the fair valuation of acquired loans was $3.1 million during the three months ended March 31, 2018, of which $1.1 million was the result of early loan payoffs. This compares to $1.2 million during the three months ended March 31, 2017, of which $0.3 million was the result of early loan payoffs.

Recoveries of charged-off interest also impacted net FTE interest income. Charged-off interest recoveries were $0.7 million during the three months ended March 31, 2018, as compared to $0.4 million during the same period in 2017.

Our net interest margin ratio increased 26 basis points to 3.75% for the three months ended March 31, 2018, as compared to 3.49% for the same period in 2017. Increases in net FTE interest margin ratio during the three months ended March 31, 2018, as compared to the same period in 2017, were primarily due to increases in average outstanding loans and higher yields on interest earning assets, offset by a one basis point increase in funding costs.

Exclusive of the impact of interest accretion on acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.61% during the three months ended March 31, 2018, as compared to 3.41% for the same period in 2017.

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

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$25.8	$1.9	$27.7
Investment securities (1)	2.8	1.2	4.0
Interest bearing deposits in banks	(0.1)	1.0	0.9
Federal funds sold	—	—	—
Total change	28.5	4.1	32.6
Interest bearing liabilities:
Demand deposits	0.3	0.3	0.6
Savings deposits	0.6	0.4	1.0
Time deposits	0.2	0.3	0.5
Repurchase agreements	—	0.1	0.1
Other borrowed funds	—	0.1	0.1
Long-term debt	(0.2)	—	(0.2)
Subordinated debentures held by subsidiary trusts	—	0.1	0.1
Total change	0.9	1.3	2.2
Increase in FTE net interest income (1)	$27.6	$2.8	$30.4

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $2.1 million during the three months ended March 31, 2018, as compared to $1.7 million during same period in 2017. The increase in provision for loan loss over the first quarter 2017 is reflective of management's assessment of the adequacy of our allowance for loan losses.

For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for loan losses, see "Financial Condition – Allowance for Loan Losses" included herein.

Non-interest Income

Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended March 31,		% Change
	2018	2017	2018 vs 2017
Payment services revenues	$10.5	$8.4	25.0%
Mortgage banking revenues	5.4	6.5	(16.9)
Wealth management revenues	5.9	5.0	18.0
Service charges on deposit accounts	5.6	4.4	27.3
Other service charges, commissions and fees	3.9	2.7	44.4
Other income	3.9	2.1	85.7
Total non-interest income	$35.2	$29.1	21.0%

Total non-interest income increased $6.1 million, or 21.0%, to $35.2 million for the three months ended March 31, 2018, as compared to $29.1 million for the same period in 2017. Significant components of theses fluctuations are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $2.1 million, or 25.0%, to $10.5 million during the three months ended March 31, 2018, as compared to $8.4 million during the same period in 2017. The increase is largely a result of increased debit and credit card volume in addition to the increased activity due to the BOTC acquisition, which is included for first quarter 2018.

Mortgage banking revenues decreased $1.1 million, or 16.9%, to $5.4 million during the three months ended March 31, 2018, as compared to $6.5 million during the same period in 2017. The decrease from the respective period is primarily attributable to the lack of demand for refinancing loans, which was strong post-election during the first quarter of 2017. Our overall loan production for originated home purchases was approximately 68.2% of loan production for the three months ended March 31, 2018, respectively, compared to 58.6% for the same period in 2017.

Wealth management revenues are comprised principally of fees earned for management of trust assets and investment services revenues. Fees earned for management of trust assets are generally based on the market value of assets managed. Volatility in the equity and bond markets impacts the market value of trust assets and the related trust asset management fees. Wealth management revenues increased $0.9 million, or 18.0%, to $5.9 million during the three months ended March 31, 2018, as compared to $5.0 million during the same period in 2017, primarily due to increases in the market values of assets under trust management.

Service charges on deposit accounts increased $1.2 million, or 27.3%, to $5.6 million during the three months ended March 31, 2018, as compared to $4.4 million during the same period in 2017, primarily due to the BOTC acquisition.

Other service charges, commissions and fees primarily include mortgage servicing fees, fees earned on certain derivative interest rate contracts offered to customers and insurance commissions. Other service charges, commissions and fees increased $1.2 million, or 44.4%, to $3.9 million during the three months ended March 31, 2018, as compared to $2.7 million during the same period in 2017, primarily due to the BOTC acquisition, increases in mortgage loan servicing fee income as a result of an increase in the number of loans serviced, and additional fees earned on derivative interest rate swap contracts offered to customers.

Non-interest Expense

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended March 31,		% Change
	2018	2017	2018 vs 2017
Salaries and wages	$34.6	$25.7	34.6%
Employee benefits	11.3	9.6	17.7
Outsourced technology services	7.0	5.3	32.1
Occupancy, net	6.3	4.8	31.3
Furniture and equipment	3.1	2.3	34.8
OREO expense, net of income	0.2	—	—
Professional fees	1.2	1.0	20.0
FDIC insurance premiums	1.5	0.9	66.7
Mortgage servicing rights amortization	0.8	0.6	33.3
Mortgage servicing rights impairment (recovery)	—	(0.1)	—
Core deposit intangibles amortization	1.8	0.6	200.0
Other expenses	15.8	12.3	28.5
Acquisition related expenses	2.3	0.7	228.6
Total non-interest expense	$85.9	$63.7	34.9%

Non-interest expense increased $22.2 million, or 34.9%, to $85.9 million during the three months ended March 31, 2018 as compared to the same period in 2017. Included in non-interest expenses for the three months ended March 31, 2018 and 2017 are $2.3 million and $0.7 million, respectively, of expenses related to acquisitions, including legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $8.9 million, or 34.6%, to $34.6 million during the three months ended March 31, 2018, as compared to $25.7 million during the same period in 2017, primarily due to the acquisition of BOTC.

Employee benefits expense increased $1.7 million, or 17.7%, to $11.3 million during the three months ended March 31, 2018, as compared to $9.6 million during the same period in 2017. The increase in employee benefits expense in March 31, 2018, as compared to 2017, were due to additional benefits costs resulting from the BOTC acquisition.

Outsourced technology services expense increased $1.7 million, or 32.1%, to $7.0 million for the three months ended March 31, 2018, as compared to $5.3 million during the same period in 2017, primarily due to expenses resulting from the BOTC acquisition.

Net occupancy expense increased $1.5 million, or 31.3%, to $6.3 million for the three months ended March 31, 2018, as compared to $4.8 million during the same period in 2017. The increase was primarily due to expenses resulting from the acquisition of BOTC.

Core deposit intangible amortization expense increased $1.2 million, or 200.0%, to $1.8 million during the three months ended March 31, 2018 as compared to $0.6 million during the same period in 2017. The increase is entirely attributable to the BOTC acquisition.

Other expenses increased $3.5 million, or 28.5%, to $15.8 million during the three months ended March 31, 2018, as compared to $12.3 million during the same period in 2017, primarily due to normal fluctuations in operating expenses and the acquisition of BOTC, which were partially offset by efficiencies from the continued scalability initiatives by the Company.

Income Tax Expense

Our effective tax rate decreased to 22.1% for the three months ended March 31, 2018 compared to 29.1% for the three months ended March 31, 2017, primarily related to a lower effective tax rate resulting from the enactment of the 2017 Tax Cuts and Jobs Act.

Financial Condition

Total Assets

Total assets increased $60.1 million, or 0.5% to $12,273.4 million as of March 31, 2018, from $12,213.3 million as of December 31, 2017 as a result of increased investment securities and outstanding loan balances. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans increased $32.5 million, or 0.4%, to $7,646.8 million as of March 31, 2018, as compared to $7,614.3 million as of December 31, 2017, due to organic growth primarily in commercial and construction real estate loans.
Loans Held for Investment
Loans held for investment increased $46.8 million, or 0.6%, to $7,614.5 million as of March 31, 2018, as compared to $7,567.7 million as of December 31, 2017. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $24.6 million, or 0.5%, to $5,201.4 million as of March 31, 2018, as compared to $5,176.8 million as of December 31, 2017. Included in this portfolio, construction real estate loans increased $27.7 million, or 3.9%, to $736.0 million as of March 31, 2018. This growth was offset by declines in commercial, residential, and agricultural real estate loans of $1.0 million, $0.8 million, and $1.3 million, respectively.
Consumer loans decreased $3.3 million, or 0.3%, to $1,031.1 million as of March 31, 2018, from $1,034.4 million as of December 31, 2017. The decrease was driven by indirect and other consumer loans due to decreases in loan transactions, which were offset by an increase in credit card loans.
Commercial loans increased $28.7 million, or 2.4%, to $1,244.1 million as of March 31, 2018, from $1,215.4 million as of December 31, 2017. This growth was primarily attributable to our western Montana and Wyoming regions.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $14.3 million, or 30.7%, to $32.3 million as of March 31, 2018, from $46.6 million as of December 31, 2017. This decrease is due to the seasonal first quarter reductions in mortgage originations and a reduction in loans held for sale.
Non-performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Non-performing loans:
Non-accrual loans	$63.1	$69.4	$74.5	$76.7	$74.6
Accruing loans past due 90 days or more	3.7	3.1	5.7	9.4	4.5
Total non-performing loans	66.8	72.5	80.2	86.1	79.1
OREO	11.0	10.1	10.3	11.3	9.4
Total non-performing assets	$77.8	$82.6	$90.5	$97.4	$88.5
Troubled debt restructurings not included above	$6.9	$12.6	$10.9	$15.0	$16.4
Non-performing loans to total loans	0.87%	0.95%	1.06%	1.14%	1.47%
Non-performing assets to total loans and OREO	1.02	1.08	1.20	1.29	1.64
Non-performing assets to total assets	0.63	0.68	0.74	0.80	0.98

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2018	Percent of Total	December 31, 2017	Percent of Total
Real estate:
Commercial	$24.3	36.4%	$27.1	37.4%
Construction:
Land acquisition and development	3.4	5.1	3.3	4.6
Commercial	3.8	5.7	3.8	5.2
Residential	0.7	1.0	1.7	2.3
Total construction	7.9	11.8	8.8	12.1
Residential	7.1	10.6	8.6	11.8
Agricultural	4.7	7.0	3.6	5.0
Total real estate	44.0	65.8	48.1	66.3
Consumer	3.5	5.2	3.3	4.6
Commercial	17.4	26.1	20.3	28.0
Agricultural	1.9	2.9	0.8	1.1
Total non-performing loans	$66.8	100.0%	$72.5	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $0.8 million and $0.9 million would have been accrued for the three months ended March 31, 2018 and 2017, respectively. Non-accrual loans decreased approximately $6.3 million, to $63.1 million as of March 31, 2018, from $69.4 million as of December 31, 2017. Accruing loans past due 90 days or more increased $0.6 million, or 19.4%, and other real estate owned increased $0.9 million, or 8.9%, from December 31, 2017. The improvement in non-performing assets is primarily attributed to the resolution and pay down on four loans in the commercial, commercial real estate, and construction real estate categories.

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

(1)
Specific valuation allowances associated with impaired loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices and any relevant qualitative or environmental factors impacting loans. No specific valuation allowances are recorded for impaired loans that are adequately secured.

(2)
Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, loss factor percentages are based on a three-year loss history.

(3)
General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to us.

Based on the assessment of the adequacy of the allowance for loan losses, the Company records provisions for loan losses to maintain the allowance for loan losses at appropriate levels.

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company's expectations at the date of acquisition, an allowance for loan losses is established. As of March 31, 2018, the Company determined that an allowance of $1.0 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under generally accepted accounting principles.
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
If the impaired loan is adequately collateralized, a specific valuation allowance is not recorded. As such, significant changes in impaired and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for loan losses. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for loan losses or changes in non-performing or impaired loans due to timing differences among the initial identification of an impaired loan, recording of a specific valuation allowance for the impaired loan and any resulting charge-off of uncollectible principal.

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Balance at beginning of period	$72.1	$74.6	$75.7	$76.2	$76.2
Provision charged to operating expense	2.1	3.5	3.4	2.4	1.7
Charge offs:
Real estate
Commercial	0.5	0.8	1.1	0.5	—
Construction	—	0.3	0.4	—	0.2
Residential	0.3	0.4	0.2	0.5	0.2
Consumer	2.7	3.2	3.1	2.4	2.6
Commercial	1.7	2.3	2.6	1.0	0.8
Agricultural	—	0.3	—	0.1	—
Total charge-offs	5.2	7.3	7.4	4.5	3.8
Recoveries:
Real estate
Commercial	1.0	—	0.3	0.3	0.4
Construction	0.1	—	0.2	—	0.1
Residential	0.1	0.1	0.1	—	—
Consumer	1.1	1.0	1.0	1.1	1.2
Commercial	2.0	0.2	1.3	0.2	0.4
Agricultural	0.2	—	—	—	—
Total recoveries	4.5	1.3	2.9	1.6	2.1
Net charge-offs	0.7	6.0	4.5	2.9	1.7
Balance at end of period	$73.5	$72.1	$74.6	$75.7	$76.2

Period end loans	$7,646.8	$7,614.3	$7,522.1	$7,556.0	$5,399.8
Average loans	7,590.6	7,539.8	7,579.4	6,128.9	5,420.2
Net loans charged-off to average loans, annualized	0.04%	0.32%	0.24%	0.19%	0.13%
Allowance to period end loans	0.96	0.95	0.99	1.00	1.41

Our allowance for loan losses was $73.5 million, or 0.96% of period end loans, as of March 31, 2018, as compared to $72.1 million, or 0.95% of total loans, as of December 31, 2017. Although we have established our allowance for loan losses in accordance with generally accepted accounting principles in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities.

We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $49.8 million, or 1.8%, to $2,743.0 million, or 22.3% of total assets, as of March 31, 2018, from $2,693.2 million, or 22.1% of total assets, as of December 31, 2017. As of March 31, 2018, the estimated duration of our investment portfolio was 2.8 years, as compared to 2.7 years as of December 31, 2017.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2018, we had investment securities with fair values aggregating $721.8 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $23.0 million as of March 31, 2018 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2018 or 2017.

Deferred Tax Asset / Liability

As of March 31, 2018, we had a net deferred tax liability of $1.7 million, as compared to a net deferred tax asset of $4.0 million as of December 31, 2017, primarily as a result of Federal and State net operating loss carryover utilization and Federal tax credit carryover utilization.

Deposits

Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $91.0 million, or 0.9%, to $10,025.9 million as of March 31, 2018, from $9,934.9 million as of December 31, 2017, primarily driven by interest bearing demand and savings deposits. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2018	Percent of Total	December 31 2017	Percent of Total
Non-interest bearing demand	$2,897.6	28.9%	$2,900.0	29.2%
Interest bearing:
Demand	2,853.3	28.5	2,787.5	28.1
Savings	3,140.3	31.3	3,095.4	31.2
Time, $100 and over	420.6	4.2	432.0	4.3
Time, other (1)	714.1	7.1	720.0	7.2
Total interest bearing	$7,128.3	71.1%	$7,034.9	70.8%
Total deposits	$10,025.9	100.0%	$9,934.9	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $99.2 million as of March 31, 2018 and $94.2 million as of December 31, 2017.

Other Borrowings

Other borrowings decreased $20.0 million as of March 31, 2018 compared to December 31, 2017, due to the redemption of the principal and interest related to a 6.81% unsecured subordinated term loan.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $4.8 million, or 0.3%, to $1,432.4 million as of March 31, 2018, from $1,427.6 million as of December 31, 2017, due to the retention of earnings, stock-based compensation expense, and proceeds from stock option exercises offset by other comprehensive loss, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.

On April 25, 2018, the Company's board of directors declared a dividend of $0.28 per common share, payable on May 24, 2018, to common stockholders of record as of May 14, 2018. The dividend equates to a 2.7% annual yield based on the $40.84 average closing pricing of the Company's common stock during the first quarter of 2018.
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

The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented by January 1, 2019. As of March 31, 2018 and December 31, 2017, we had capital levels that, in all cases, exceeded the well-capitalized guidelines. For additional information regarding our capital levels, see "Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

	Actual		Regulatory minimum to be "well capitalized" (1)
	Amount	Ratio	Amount	Ratio
March 31, 2018
Total risk-based capital:
Consolidated	$1,131.5	12.90%	$876.8	10.00%
FIB	1,070.5	12.25	873.9	10.00
Tier 1 risk-based capital:
Consolidated	1,058.0	12.07	701.5	8.00
FIB	997.0	11.41	699.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	978.0	11.15	569.9	6.50
FIB	997.0	11.41	568.0	6.50
Leverage capital ratio:
Consolidated	1,058.0	9.07	583.3	5.00
FIB	997.0	8.55	583.1	5.00

	Actual		Regulatory minimum to be "well capitalized" (1)
	Amount	Ratio	Amount	Ratio
December 31, 2017
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$871.9	10.00%
FIB	1,066.6	12.29	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	$697.5	8.00
FIB	994.4	11.46	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	$566.7	6.50
FIB	994.4	11.46	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	$587.4	5.00
FIB	994.4	8.48	586.3	5.00
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

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by our subsidiary and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

The Company continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We are not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, we are not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Recent Accounting Pronouncements

See “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2018, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2018.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
January 2018	—	$—	—	24,123
February 2018	—	—	—	24,123
March 2018	21,700	40.80	—	24,123
Total	21,700	$40.80	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 8, 2018	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	May 8, 2018	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.