Form 10-Q
period 2018-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2018-08-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2018 – Class A common stock	34,200,792
June 30, 2018 – Class B common stock	22,559,402

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$228.3	$196.5
Interest bearing deposits in banks	481.3	562.3
Federal funds sold	2.4	0.1
Total cash and cash equivalents	712.0	758.9
Investment securities:
Available-for-sale	2,178.0	2,208.7
Held-to-maturity (estimated fair values of $432.8 and $483.3 at June 30, 2018 and December 31, 2017, respectively)	440.9	484.5
Total investment securities	2,618.9	2,693.2
Loans held for investment	7,708.4	7,567.7
Mortgage loans held for sale	50.3	46.6
Total loans	7,758.7	7,614.3
Less allowance for loan losses	74.1	72.1
Net loans	7,684.6	7,542.2
Goodwill	445.6	444.7
Company-owned life insurance	262.7	260.6
Premises and equipment, net of accumulated depreciation	233.7	241.9
Accrued interest receivable	39.3	38.0
Mortgage servicing rights, net of accumulated amortization and impairment reserve	26.0	24.8
Core deposit intangibles, net of accumulated amortization	45.6	49.1
Other real estate owned (“OREO”)	14.9	10.1
Deferred tax asset, net	—	4.0
Other assets	152.4	145.8
Total assets	$12,235.7	$12,213.3
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$2,884.2	$2,900.0
Interest bearing	7,061.3	7,034.9
Total deposits	9,945.5	9,934.9
Securities sold under repurchase agreements	641.8	643.0
Accounts payable and accrued expenses	85.4	86.6
Accrued interest payable	6.3	5.6
Deferred tax liability, net	0.2	—
Long-term debt	15.7	13.1
Other borrowed funds	—	20.0
Subordinated debentures held by subsidiary trusts	82.5	82.5
Total liabilities	10,777.4	10,785.7
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2018 or December 31, 2017	—	—
Common stock	690.7	687.0
Retained earnings	802.6	752.6
Accumulated other comprehensive loss, net	(35.0)	(12.0)
Total stockholders’ equity	1,458.3	1,427.6
Total liabilities and stockholders’ equity	$12,235.7	$12,213.3

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$96.5	$73.9	$188.2	$137.6
Interest and dividends on investment securities:
Taxable	13.9	9.8	27.1	18.5
Exempt from federal taxes	0.6	0.9	1.2	1.7
Interest on deposits in banks	2.0	1.3	4.1	2.5
Total interest income	113.0	85.9	220.6	160.3
Interest expense:
Interest on deposits	7.2	5.0	13.4	9.1
Interest on securities sold under repurchase agreements	0.7	0.3	1.1	0.5
Interest on other borrowed funds	—	—	0.1	—
Interest on other debt	0.3	0.5	0.5	1.0
Interest on subordinated debentures held by subsidiary trusts	1.0	0.8	1.9	1.5
Total interest expense	9.2	6.6	17.0	12.1
Net interest income	103.8	79.3	203.6	148.2
Provision for loan losses	2.9	2.4	5.0	4.1
Net interest income after provision for loan losses	100.9	76.9	198.6	144.1
Non-interest income:
Payment services revenues	12.9	10.2	23.4	18.6
Mortgage banking revenues	7.2	7.6	12.6	14.1
Wealth management revenues	5.8	5.1	11.7	10.1
Service charges on deposit accounts	5.3	5.1	10.9	9.5
Other service charges, commissions and fees	3.8	3.4	7.7	6.1
Investment securities gains (losses), net	—	—	—	—
Other income	2.6	5.8	6.5	7.9
Total non-interest income	37.6	37.2	72.8	66.3
Non-interest expense:
Salaries and wages	34.3	28.0	68.9	53.7
Employee benefits	12.3	9.8	23.6	19.4
Outsourced technology services	7.1	6.0	14.1	11.3
Occupancy, net	6.0	5.2	12.3	10.0
Furniture and equipment	2.9	2.8	6.0	5.1
OREO expense, net of income	(0.1)	—	0.1	—
Professional fees	2.1	1.8	3.3	2.8
FDIC insurance premiums	1.4	0.8	2.9	1.7
Mortgage servicing rights amortization	0.7	0.7	1.5	1.3
Mortgage servicing rights recovery	—	—	—	(0.1)
Core deposit intangibles amortization	1.7	1.1	3.5	1.7
Other expenses	16.5	14.1	32.3	26.4
Acquisition related expenses	—	10.1	2.3	10.8
Total non-interest expense	84.9	80.4	170.8	144.1
Income before income tax expense	53.6	33.7	100.6	66.3
Income tax expense	11.9	11.9	22.2	21.3
Net income	$41.7	$21.8	$78.4	$45.0

Earnings per common share (Basic)	$0.74	$0.46	$1.39	$0.97
Earnings per common share (Diluted)	$0.74	$0.45	$1.38	$0.96
Weighted average common shares outstanding (Basic)	56,335,186	47,612,971	56,288,453	46,170,500
Weighted average common shares outstanding (Diluted)	56,699,021	48,074,451	56,670,400	46,681,375

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$41.7	$21.8	$78.4	$45.0
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(3.8)	8.0	(27.6)	17.4
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	0.5	0.5	1.0	0.9
Unrealized loss (gain) on derivatives	—	(0.5)	—	(0.5)
Defined benefit post-retirement benefits plans:
Change in net actuarial gain	(0.2)	(0.2)	(0.3)	(0.9)
Other comprehensive income (loss), before tax	(3.5)	7.8	(26.9)	16.9
Deferred tax benefit (expense) related to other comprehensive income	0.9	(3.2)	7.0	(6.8)
Other comprehensive (loss) income, net of tax	(2.6)	4.6	(19.9)	10.1
Comprehensive income, net of tax	$39.1	$26.4	$58.5	$55.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	78.4	—	78.4
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive income, net of tax expense	—	—	(19.9)	(19.9)
Common stock transactions:
22,596 common shares purchased and retired	(0.9)	—	—	(0.9)
11,389 common shares issued	—	—	—	—
204,991 non-vested common shares issued	—	—	—	—
27,147 non-vested common shares forfeited	—	—	—	—
127,998 stock options exercised, net of 24,729 shares tendered in payment of option price and income tax withholding amounts	1.7	—	—	1.7
Stock-based compensation expense	2.9	—	—	2.9
Common cash dividends declared (0.56 per share)	—	(31.5)	—	(31.5)
Balance at June 30, 2018	$690.7	$802.6	$(35.0)	$1,458.3

Balance at December 31, 2016	$296.1	$694.6	$(8.1)	$982.6
Net income	—	45.0	—	45.0
Other comprehensive income, net of tax expense	—	—	10.1	10.1
Common stock transactions:
21,454 common shares purchased and retired	(0.9)	—	—	(0.9)
11,267,676 common shares issued	386.0	—	—	386.0
134,044 non-vested common shares issued	—	—	—	—
16,712 non-vested common shares forfeited	—	—	—	—
155,537 stock options exercised, net of 50,689 shares tendered in payment of option price and income tax withholding amounts	1.7	—	—	1.7
Stock-based compensation expense	2.4	—	—	2.4
Common cash dividends declared (0.48 per share)	—	(21.5)	—	(21.5)
Balance at June 30, 2017	$685.3	$718.1	$2.0	$1,405.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$78.4	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5.0	4.1
Net loss on disposal of premises and equipment	—	0.1
Depreciation and amortization	13.1	9.7
Net premium amortization on investment securities	5.5	5.7
Realized and unrealized net gains on mortgage banking activities	(3.0)	(9.9)
Net gain on sale of OREO	(0.4)	(0.2)
Write-downs of OREO and other assets pending disposal	—	0.1
Net (gain) on sale of Health Savings Accounts	—	(3.4)
Mortgage servicing rights recovery	—	(0.1)
Deferred tax expenses	9.3	(15.8)
Net increase in cash surrender value of company-owned life insurance	(2.1)	(2.6)
Stock-based compensation expense	2.9	2.4
Originations of mortgage loans held for sale	(382.5)	(428.3)
Proceeds from sales of mortgage loans held for sale	379.1	478.2
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(1.3)	(6.0)
(Increase) decrease in other assets	(5.8)	26.2
Increase in accrued interest payable	0.7	3.5
Decrease in accounts payable and accrued expenses	(1.2)	(20.2)
Net cash provided by operating activities	97.7	88.5
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(2.9)
Available-for-sale	(230.2)	(201.8)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	43.7	43.5
Available-for-sale	228.8	170.2
Extensions of credit to customers, net of repayments	(158.5)	(38.5)
Recoveries of loans charged-off	7.2	3.6
Proceeds from sale of OREO	3.0	1.7
Acquisition of intangible assets	—	(28.0)
Proceeds from the sale of Health Savings Accounts	—	6.5
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	91.8
Capital expenditures, net of sales	0.1	(7.5)
Net cash provided by (used in) investing activities	$(105.9)	$38.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase (decrease) in deposits	$10.6	$(25.1)
Net (decrease) increase in securities sold under repurchase agreements	(1.2)	42.2
Net decrease in other borrowed funds	(20.0)	15.0
Advances on long-term debt	2.6	0.1
Proceeds from issuance of common stock	1.7	0.9
Purchase and retirement of common stock	(0.9)	(0.9)
Dividends paid to common stockholders	(31.5)	(21.5)
Net cash provided by (used in) financing activities	(38.7)	10.7
Net increases (decrease) in cash and cash equivalents	(46.9)	137.8
Cash and cash equivalents at beginning of period	758.9	782.0
Cash and cash equivalents at end of period	$712.0	$919.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$9.7	$14.4
Cash paid during the period for interest expense	16.4	8.6

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$0.9	$5.8
Transfer of loans to other real estate owned	7.4	1.6
Capitalization of internally originated mortgage servicing rights	2.7	2.7

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$—	$424.3
Investment securities held to maturity	—	57.3
Loans held for sale	—	10.3
Loans	—	2,080.0
Lease investments	—	—
Premises and equipment	—	47.9
Goodwill	—	231.5
Core deposit intangible	—	48.0
Mortgage servicing rights	—	3.5
Interest receivable	—	—
Company-owned life insurance	—	—
Deferred tax assets	—	—
Other real estate owned	—	1.2
Other assets	—	121.7
Total noncash assets acquired	—	3,025.7

Liabilities assumed:
Deposits	$—	$2,669.0
Accounts payable and accrued expenses	—	62.6
Total liabilities assumed	—	2,731.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries (the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2018 and December 31, 2017, the results of operations for each of the three and six month periods ended June 30, 2018 and 2017, and cash flows and changes in stockholders' equity for each of the six month periods ended June 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2017 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2018 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other generally accepted accounting principles discussed elsewhere within our disclosures. ASC 606 is applicable to non-interest revenue streams such as wealth management and trust fee income, service charges on deposit accounts, interchange and other fees, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon the adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606 are discussed below:

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

•
Interchange and other fees - these fees primarily represent debit and credit card income comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income primarily represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Swap fee income primarily represents income associated with the execution of dealer bank swap agreements. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for interchange and other service charges are largely satisfied, and related revenue recognized, when completion of the services are rendered at a point in time.

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

(2)	Acquisitions

Northwest Bancorporation, Inc. On April 25, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock transaction valued at approximately $159.7 million in aggregate, or $20.69 per share of INB stock. The Company believes the transaction, if completed on the terms contemplated, will complement First Interstate’s footprint and will provide First Interstate with a presence in several high-growth markets, including Spokane, Washington, Portland, Oregon and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close in the third quarter with the conversion and integration of INB occurring in the fourth quarter of 2018, subject to customary conditions including, regulatory approval, and INB shareholder approval.

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

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed, and the resulting goodwill. All amounts were finalized in the first quarter of 2018.

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

The Company recorded no pre-tax acquisition related expenses for the three months ended June 30, 2018 and $2.3 million in pre-tax acquisition related expenses for the six months ended June 30, 2018. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

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

The accompanying consolidated statements of income for the six months ended June 30, 2018, include the results of operations of the acquired entity from the May 30, 2017 acquisition date. For the period from May 30, 2017 to June 30, 2017, Cascade reported revenues of $12.9 million and net income of $3.0 million. The acquired entities continued to operate as Bank of the Cascades until August 11, 2017 at which point Cascade's operations were integrated with the Company's operations, and Bank of the Cascades was merged with First Interstate Bank. Standalone amounts for the Bank of the Cascades were no longer available after that date.

The following table presents unaudited pro forma consolidated revenues and net income as if the acquisition had occurred as of January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$113.0	$103.3	$220.6	$203.3
Non-interest income	37.7	41.3	72.9	77.9
Total revenues	$150.7	$144.6	$293.5	$281.2

Net income	$41.7	$29.4	$79.9	$58.7

EPS - basic	$0.74	$0.50	$1.42	$1.02
EPS - diluted	0.74	0.50	1.41	1.01

The unaudited pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses of $10.7 million and $11.2 million, net of tax, for the three and six month periods ended. The unaudited pro forma net income presented in the table above for 2018 and 2017 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2017 does not capture operating cost savings and other business synergies expected as a result of the acquisition.

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
Goodwill

	As of June 30,
	2018	2017
Net carrying value at beginning of period	$444.7	$212.8
Addition to provisional goodwill from acquisition	—	231.5
Measurement period adjustment to previously recorded goodwill	0.9	—
Net carrying value at end of period	$445.6	$444.3

Core deposit intangibles (“CDI”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CDI, net, beginning of period	$47.3	$9.0	$49.1	$9.6
Established through acquisitions or provisional adjustments	—	48.0	—	48.0
Reductions due to sale of accounts	—	(3.1)	—	(3.1)
CDI current period amortization	(1.7)	(1.1)	(3.5)	(1.7)
Total CDI, net, end of period	$45.6	$52.8	$45.6	$52.8

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2018 remaining	$3.4
2019	6.6
2020	6.2
2021	5.8
2022	5.3
Thereafter	18.3
Total	$45.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(4)	Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$1.9	$—	$—	$1.9
Obligations of U.S. government agencies	557.0	—	(13.8)	543.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,491.7	1.6	(33.4)	1,459.9
Private mortgage-backed securities	80.1	—	(1.7)	78.4
Corporate securities	93.0	0.1	(1.0)	92.1
Other investments	2.5	—	—	2.5
Total	$2,226.2	$1.7	$(49.9)	$2,178.0

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$162.1	$1.6	$(1.3)	$162.4
Obligations of U.S. government agencies	19.7	—	(0.3)	19.4
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	207.6	7.7	(15.2)	200.1
Corporate securities	51.4	0.1	(0.7)	50.8
Other investments	0.1	—	—	0.1
Total	$440.9	$9.4	$(17.5)	$432.8

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3.2	$—	$—	$3.2
Obligations of U.S. government agencies	569.5	—	(8.0)	561.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,474.1	3.8	(15.4)	1,462.5
Private mortgage-backed securities	91.5	—	(0.8)	90.7
Corporate securities	88.0	0.1	(0.3)	87.8
Other investments	3.0	—	—	3.0
Total	$2,229.3	$3.9	$(24.5)	$2,208.7

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$172.4	$2.6	$(0.6)	$174.4
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	230.5	8.8	(11.6)	227.7
Corporate securities	61.6	0.1	(0.3)	61.4
Other investments	0.2	—	—	0.2
Total	$484.5	$11.5	$(12.7)	$483.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

There were no material gross realized gains and losses from the disposition of available-for-sale investment securities for the three and six months ended June 30, 2018 and 2017.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$266.1	$(6.5)	$272.1	$(7.3)	$538.2	$(13.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	905.5	(17.8)	415.7	(15.6)	1,321.2	(33.4)
Private mortgage-backed securities	54.0	(1.1)	24.4	(0.6)	78.4	(1.7)
Corporate securities	40.6	(1.0)	—	—	40.6	(1.0)
Total	$1,266.2	$(26.4)	$712.2	$(23.5)	$1,978.4	$(49.9)

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$64.1	$(0.9)	$17.3	$(0.4)	$81.4	$(1.3)
Obligations of U.S. government agencies	9.6	(0.1)	9.8	(0.2)	19.4	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	86.1	(11.8)	44.8	(3.4)	130.9	(15.2)
Corporate securities	34.8	(0.6)	4.9	(0.1)	39.7	(0.7)
Total	$194.6	$(13.4)	$76.8	$(4.1)	$271.4	$(17.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$284.9	$(3.4)	$266.1	$(4.6)	$551.0	$(8.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	670.1	(6.2)	439.2	(9.2)	1,109.3	(15.4)
Private mortgage-backed securities	74.0	(0.8)	—	—	74.0	(0.8)
Corporate securities	51.3	(0.3)	—	—	51.3	(0.3)
Total	$1,080.3	$(10.7)	$705.3	$(13.8)	$1,785.6	$(24.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$53.3	$(0.4)	$12.3	$(0.2)	$65.6	$(0.6)
Obligations of U.S. government agencies	9.7	—	9.9	(0.2)	19.6	(0.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	76.4	(9.1)	60.5	(2.5)	136.9	(11.6)
Corporate securities	41.2	(0.2)	5.0	(0.1)	46.2	(0.3)
Total	$180.6	$(9.7)	$87.7	$(3.0)	$268.3	$(12.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 701 and 581 individual investment securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during the three and six months ended June 30, 2018 or 2017.

Maturities of investment securities at June 30, 2018 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2018	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$458.8	$450.5	$76.3	$75.3
After one year but within five years	1,490.2	1,457.5	221.4	215.7
After five years but within ten years	218.2	212.2	110.7	110.5
After ten years	59.0	57.8	32.5	31.3
Total	$2,226.2	$2,178.0	$440.9	$432.8

As of June 30, 2018, the Company had investment securities callable within one year with amortized costs and estimated fair values of $107.2 million and $104.8 million, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of June 30, 2018, the Company did not have any structured notes callable within one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2018	December 31, 2017
Real estate loans:
Commercial	$2,853.3	$2,822.9
Construction:
Land acquisition & development	355.6	348.7
Residential	227.8	240.2
Commercial	134.3	119.4
Total construction loans	717.7	708.3
Residential	1,486.2	1,487.4
Agricultural	175.7	158.2
Total real estate loans	5,232.9	5,176.8
Consumer:
Indirect consumer	795.4	784.7
Other consumer	182.5	175.1
Credit card	77.3	74.6
Total consumer loans	1,055.2	1,034.4
Commercial	1,266.0	1,215.4
Agricultural	151.2	136.2
Other, including overdrafts	3.1	4.9
Loans held for investment	7,708.4	7,567.7
Mortgage loans held for sale	50.3	46.6
Total loans	$7,758.7	$7,614.3

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2018	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5.7	$4.0	$0.3	$10.0	$2,822.2	$21.1	$2,853.3
Construction:
Land acquisition & development	1.7	0.1	0.2	2.0	348.9	4.7	355.6
Residential	4.3	—	—	4.3	223.0	0.5	227.8
Commercial	—	—	—	—	130.7	3.6	134.3
Total construction loans	6.0	0.1	0.2	6.3	702.6	8.8	717.7
Residential	2.0	4.7	3.0	9.7	1,470.3	6.2	1,486.2
Agricultural	0.2	0.3	—	0.5	162.1	13.1	175.7
Total real estate loans	13.9	9.1	3.5	26.5	5,157.2	49.2	5,232.9
Consumer:
Indirect consumer	5.5	0.8	0.2	6.5	787.2	1.7	795.4
Other consumer	0.9	0.6	0.1	1.6	180.5	0.4	182.5
Credit card	0.6	0.4	0.7	1.7	75.6	—	77.3
Total consumer loans	7.0	1.8	1.0	9.8	1,043.3	2.1	1,055.2
Commercial	3.7	1.8	1.3	6.8	1,243.0	16.2	1,266.0
Agricultural	0.6	2.4	0.3	3.3	146.1	1.8	151.2
Other, including overdrafts	—	—	—	—	3.1	—	3.1
Loans held for investment	25.2	15.1	6.1	46.4	7,592.7	69.3	7,708.4
Mortgage loans originated for sale	—	—	—	—	50.3	—	50.3
Total loans	$25.2	$15.1	$6.1	$46.4	$7,643.0	$69.3	$7,758.7

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Outstanding balance	$28.5	$60.2
Carrying value
Loans on accrual status	17.5	39.4
Total carrying value	$17.5	$39.4

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$7.2	$6.4	$7.3	$6.8
Additions	0.3	1.9	0.4	1.9
Accretion income	(0.9)	(0.7)	(1.7)	(1.3)
Reductions due to exit events	(0.3)	(0.4)	(0.5)	(1.0)
Reclassifications from nonaccretable differences	0.2	0.4	1.0	1.2
Ending balance	$6.5	$7.6	$6.5	$7.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.8 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.7 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$38.2	$13.0	$15.6	$28.6	$3.3
Construction:
Land acquisition & development	5.8	1.7	3.3	5.0	0.2
Residential	0.6	0.5	0.3	0.8	—
Commercial	4.4	0.2	3.4	3.6	2.1
Total construction loans	10.8	2.4	7.0	9.4	2.3
Residential	9.2	6.1	1.8	7.9	0.3
Agricultural	13.2	13.0	—	13.0	—
Total real estate loans	71.4	34.5	24.4	58.9	5.9
Commercial	24.4	5.7	15.4	21.1	4.4
Agricultural	1.8	1.3	0.4	1.7	0.2
Total	$97.6	$41.5	$40.2	$81.7	$10.5

As of December 31, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$45.6	$20.9	$14.1	$35.0	$3.9
Construction:
Land acquisition & development	10.0	3.4	0.5	3.9	—
Residential	1.8	1.7	—	1.7	—
Commercial	4.7	0.4	3.5	3.9	2.2
Total construction loans	16.5	5.5	4.0	9.5	2.2
Residential	11.5	8.2	2.0	10.2	0.1
Agricultural	3.7	3.6	—	3.6	—
Total real estate loans	77.3	38.2	20.1	58.3	6.2
Commercial	29.5	12.4	11.4	23.8	4.4
Agricultural	1.1	0.8	0.3	1.1	0.2
Total	$107.9	$51.4	$31.8	$83.2	$10.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$56.4	$0.1	$62.9	$0.1
Commercial	20.7	0.1	32.5	0.1
Agricultural	1.9	—	2.1	—
Total	$79.0	$0.2	$97.5	$0.2

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$58.6	$0.1	$65.5	$0.3
Commercial	22.5	0.1	32.2	0.1
Agricultural	1.4	—	3.3	—
Total	$82.5	$0.2	$101.0	$0.4

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.8 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.7 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $29.4 million as of June 30, 2018, of which $22.2 million were included in non-accrual loans and $7.2 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44.5 million as of December 31, 2017, of which $31.9 million were included in non-accrual loans and $12.6 million were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no material troubled debt restructurings that occurred during the three and six months ended June 30, 2018.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2018 or 2017.

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2018. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At June 30, 2018, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of June 30, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$83.1	$79.3	$9.8	$172.2
Construction:
Land acquisition & development	4.2	9.6	3.3	17.1
Residential	4.2	0.7	—	4.9
Commercial	4.1	3.5	3.4	11.0
Total construction loans	12.5	13.8	6.7	33.0
Residential	5.1	11.6	0.7	17.4
Agricultural	4.9	20.8	—	25.7
Total real estate loans	105.6	125.5	17.2	248.3
Consumer:
Indirect consumer	0.7	2.1	0.2	3.0
Other consumer	0.4	0.8	0.1	1.3
Total consumer loans	1.1	2.9	0.3	4.3
Commercial	53.6	47.1	11.1	111.8
Agricultural	4.9	12.4	0.5	17.8
Total	$165.2	$187.9	$29.1	$382.2

As of December 31, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$78.0	$96.4	$10.3	$184.7
Construction:
Land acquisition & development	3.2	16.4	—	19.6
Residential	2.3	1.7	0.5	4.5
Commercial	2.4	3.6	3.5	9.5
Total construction loans	7.9	21.7	4.0	33.6
Residential	3.9	12.5	1.9	18.3
Agricultural	4.3	19.1	—	23.4
Total real estate loans	94.1	149.7	16.2	260.0
Consumer:
Indirect consumer	0.8	2.2	0.3	3.3
Other consumer	0.4	0.7	0.2	1.3
Total consumer loans	1.2	2.9	0.5	4.6
Commercial	54.7	56.3	11.1	122.1
Agricultural	5.1	8.3	0.4	13.8
Total	$155.1	$217.2	$28.2	$400.5

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33.8	$7.8	$30.2	$1.7	$—	$73.5
Provision charged to operating expense	0.6	1.5	0.7	0.1	—	2.9
Less loans charged-off	(1.3)	(2.8)	(0.9)	—	—	(5.0)
Add back recoveries of loans previously charged-off	0.8	1.3	0.6	—	—	2.7
Ending balance	$33.9	$7.8	$30.6	$1.8	$—	$74.1

Six Months Ended June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.6	$8.7	$30.6	$1.2	$—	$72.1
Provision charged to operating expense	2.4	2.2	—	0.4	—	5.0
Less loans charged-off	(2.1)	(5.5)	(2.6)	—	—	(10.2)
Add back recoveries of loans previously charged-off	2.0	2.4	2.6	0.2	—	7.2
Ending balance	$33.9	$7.8	$30.6	$1.8	$—	$74.1

As of June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$5.9	$—	$4.4	$0.2	$—	$10.5
Loans collectively evaluated for impairment	28.0	7.8	26.2	1.6	—	63.6
Allowance for loan losses	$33.9	$7.8	$30.6	$1.8	$—	$74.1

As of June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$58.9	$—	$21.1	$1.7	$—	$81.7
Collectively evaluated for impairment	5,174.0	1,055.2	1,244.9	149.5	3.1	7,626.7
Total loans held for investment	$5,232.9	$1,055.2	$1,266.0	$151.2	$3.1	$7,708.4

Three Months Ended June 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33.1	$8.4	$33.5	$1.2	$—	$76.2
Provision charged to operating expense	1.1	0.5	0.5	0.3	—	2.4
Less loans charged-off	(1.0)	(2.4)	(1.1)	—	—	(4.5)
Add back recoveries of loans previously charged-off	0.3	1.1	0.2	—	—	1.6
Ending balance	$33.5	$7.6	$33.1	$1.5	$—	$75.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Six Months Ended June 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2
Provision charged to operating expense	5.5	2.5	(3.7)	(0.2)	—	4.1
Less loans charged-off	(1.2)	(5.0)	(1.8)	(0.1)	—	(8.1)
Add back recoveries of loans previously charged-off	0.6	2.4	0.5	—	—	3.5
Ending balance	$33.5	$7.6	$33.1	$1.5	$—	$75.7

As of December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$6.2	$—	$4.4	$0.2	$—	$10.8
Loans collectively evaluated for impairment	25.4	8.7	26.2	1.0	—	61.3
Allowance for loan losses	$31.6	$8.7	$30.6	$1.2	$—	$72.1

As of December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$58.3	$—	$23.8	$1.1	$—	$83.2
Collectively evaluated for impairment	5,118.5	1,034.4	1,191.6	135.1	4.9	7,484.5
Total loans held for investment	$5,176.8	$1,034.4	$1,215.4	$136.2	$4.9	$7,567.7

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

An allowance for loan losses is established for loans acquired credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of June 30, 2018 and December 31, 2017, the Company's allowance for loan losses included $0.5 million and $1.0 million related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(7)	Other Real Estate Owned

Information with respect to the Company's other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$11.0	$9.4	$10.1	$10.0
OREO acquired through acquisition	—	1.1	—	1.1
Additions	6.3	1.4	7.4	1.8
Valuation adjustments	—	—	—	(0.1)
Dispositions	(2.4)	(0.6)	(2.6)	(1.5)
Ending balance	$14.9	$11.3	$14.9	$11.3

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.6 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company had $2.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2018 and none as of December 31, 2017.

(8)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes. As of June 30, 2018, the Company does not have an existing agreement.

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

	June 30, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$389.8	$10.1	$344.2	$7.5
Interest rate lock commitments	73.7	1.7	60.7	1.3
Total derivative assets	$463.5	$11.8	$404.9	$8.8

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$389.8	$9.3	$344.2	$7.8
Forward loan sales contracts	102.3	0.4	88.8	0.1
Total derivative liabilities	$492.1	$9.7	$433.0	$7.9

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2018, the Company did not record any hedge ineffectiveness.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table illustrates the potential effect of the Company's master netting arrangements, by type of financial instrument, on the Company's consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$10.1	$—	$10.1	$1.1	$1.9	$7.1
Mortgage related derivatives	1.7	—	1.7	—	—	1.7
Total derivatives	11.8	—	11.8	1.1	1.9	8.8
Total assets	$11.8	$—	$11.8	$1.1	$1.9	$8.8

Financial Liabilities
Interest rate swap contracts	$9.3	$—	$9.3	$1.1	$7.4	$0.8
Mortgage related derivatives	0.4	—	0.4	—	—	0.4
Total derivatives	9.7	—	9.7	1.1	7.4	1.2
Repurchase agreements	641.8	—	641.8	—	641.8	—
Total liabilities	$651.5	$—	$651.5	$1.1	$649.2	$1.2

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$7.5	$—	$7.5	$2.4	$—	$5.1
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	8.8	—	8.8	2.4	—	6.4
Total assets	$8.8	$—	$8.8	$2.4	$—	$6.4

Financial Liabilities
Interest rate swap contracts	$7.8	$—	$7.8	$2.4	$3.3	$2.1
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	7.9	—	7.9	2.4	3.3	2.2
Repurchase agreements	643.0	—	643.0	—	643.0	—
Total liabilities	$650.9	$—	$650.9	$2.4	$646.3	$2.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company's statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$—	$(0.5)	$—	$(0.4)
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	0.1	0.1	0.3	—
Amount of net fee income recognized in other non-interest income	0.4	0.3	0.9	0.3
Amount of net gains recognized in mortgage banking revenues	0.1	0.3	—	0.2

(9)	Capital Stock

The Company had 34,200,792 shares of Class A common stock and 22,559,402 shares of Class B common stock outstanding as of June 30, 2018. The Company had 33,560,202 shares of Class A common stock and 22,905,357 shares of Class B common stock outstanding as of December 31, 2017.

During the six months ended June 30, 2018, the Company issued 11,389 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.5 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

During the six months ended June 30, 2018, the Company did not repurchase any shares of its Class A common stock. All other stock repurchases during the six months ended June 30, 2018 and 2017 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company's equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$41.7	$21.8	$78.4	$45.0
Weighted average common shares outstanding for basic earnings per share computation	56,335,186	47,612,971	56,288,453	46,170,500
Dilutive effects of stock-based compensation	363,835	461,480	381,947	510,875
Weighted average common shares outstanding for diluted earnings per common share computation	56,699,021	48,074,451	56,670,400	46,681,375

Basic earnings per common share	$0.74	$0.46	$1.39	$0.97
Diluted earnings per common share	$0.74	$0.45	$1.38	$0.96

Anti-dilutive unvested time restricted stock	85	96,262	128,461	92,626

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had 159,812 and 182,835 shares of unvested restricted stock as of June 30, 2018 and 2017, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

As of June 30, 2018 and December 31, 2017, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its bank subsidiary, as of June 30, 2018 and December 31, 2017 are presented in the following tables:

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,160.9	12.97%	$883.6	9.875%	$939.5	10.50%	$894.7	10.00%
FIB	1,087.7	12.20	880.3	9.875	936.0	10.50	891.4	10.00
Tier 1 risk-based capital:
Consolidated	1,086.8	12.15	704.6	7.875	760.5	8.50	715.8	8.00
FIB	1,013.6	11.37	702.0	7.875	757.7	8.50	713.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,006.8	11.25	570.4	6.375	626.3	7.00	581.6	6.50
FIB	1,013.6	11.37	568.3	6.375	624.0	7.00	579.4	6.50
Leverage capital ratio:
Consolidated	1,086.8	9.28	468.4	4.00	468.4	4.00	585.5	5.00
FIB	1,013.6	8.69	466.8	4.00	466.8	4.00	583.5	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$806.5	9.25%	$915.5	10.50%	$871.9	10.00%
FIB	1,066.6	12.29	802.7	9.25	911.2	10.50	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	632.1	7.25	741.1	8.50	697.5	8.00
FIB	994.4	11.46	629.1	7.25	737.6	8.50	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	501.3	5.75	610.3	7.00	566.7	6.50
FIB	994.4	11.46	499.0	5.75	607.4	7.00	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	469.9	4.00	469.9	4.00	587.4	5.00
FIB	994.4	8.48	469.1	4.00	469.1	4.00	586.3	5.00

(1) The ratios for the requirements to be deemed “well capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

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

As of June 30, 2018, the Company had commitments under construction contracts of $3.5 million.

On April 25, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock transaction valued at approximately $159.7 million in aggregate, or $20.69 per share of INB stock. The Company believes the transaction, if completed on the terms contemplated, will complement First Interstate’s footprint and will provide First Interstate with a presence in several high-growth markets, including Spokane, Washington, Portland, Oregon and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close in the third quarter with the conversion and integration of INB occurring in the fourth quarter of 2018, subject to customary conditions including, regulatory approval, and INB shareholder approval.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.6 million of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2018.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2018, commitments to extend credit to existing and new borrowers approximated $2,190.2 million, which included $681.1 million on unused credit card lines and $816.2 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2018, the Company had outstanding standby letters of credit of $47.6 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Investment securities available-for sale:
Change in net unrealized gains during period	$(3.8)	$8.0	$(1.0)	$3.3	$(2.8)	$4.7
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	0.5	0.5	0.1	0.2	0.4	0.3
Unrealized (gain) loss on derivatives	—	(0.5)	—	(0.2)	—	(0.3)
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.2)	(0.2)	—	(0.1)	(0.2)	(0.1)
Total other comprehensive income (loss)	$(3.5)	$7.8	$(0.9)	$3.2	$(2.6)	$4.6

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Investment securities available-for sale:
Change in net unrealized gains during period	$(27.6)	$17.4	$(7.2)	$7.0	$(20.4)	$10.4
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	1.0	0.9	0.3	0.4	0.7	0.5
Unrealized (gain) loss on derivatives	—	(0.5)	—	(0.2)	—	(0.3)
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.3)	(0.9)	(0.1)	(0.4)	(0.2)	(0.5)
Total other comprehensive income (loss)	$(26.9)	$16.9	$(7.0)	$6.8	$(19.9)	$10.1

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2018	December 31, 2017
Net unrealized gain (loss) on investment securities available-for-sale	$(36.0)	$(13.3)
Net unrealized gain (loss) on derivatives	—	1.3
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	1.0	—
Net accumulated other comprehensive gain (loss)	$(35.0)	$(12.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(15)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company's policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$1.9	$—	$1.9	$—
Obligations of U.S. government agencies	543.2	—	543.2	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,459.9	—	1,459.9	—
Private mortgage-backed securities	78.4	—	78.4	—
Corporate securities	92.1	—	92.1	—
Other investments	2.5	—	2.5	—
Loans held for sale	50.3	—	50.3	—
Derivative assets:
Interest rate swap contracts	10.1	—	10.1	—
Interest rate lock commitments	1.7	—	1.7	—
Derivative liabilities:
Interest rate swap contracts	9.3	—	9.3	—
Forward loan sale contracts	0.4	—	0.4	—
Deferred compensation plan assets	12.5	—	12.5	—
Deferred compensation plan liabilities	12.5	—	12.5	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36.0	$—	$—	$36.0
Other real estate owned	0.8	—	—	0.8
Long-lived assets to be disposed of by sale	3.5	—	—	3.5

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$32.6	$—	$—	$32.6
Other real estate owned	1.3	—	—	1.3
Long-lived assets to be disposed of by sale	0.8	—	—	0.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2018, certain impaired loans with a carrying value of $52.4 million were reduced by specific valuation allowance allocations of $10.5 million and partial loan charge-offs of $5.9 million resulting in a reported fair value of $36.0 million. As of December 31, 2017, certain impaired loans with a carrying value of $54.8 million were reduced by specific valuation allowance allocations of $10.8 million and partial loan charge-offs of $11.4 million resulting in a reported fair value of $32.6 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset's fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the six months ended June 30, 2018 and 2017.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2018, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $4.0 million, which was reduced by write-downs of $0.5 million, resulting in a fair value of $3.5 million. As of December 31, 2017, long-lived assets to be disposed of by sale with carrying values of $0.8 million, had zero write-downs resulting in a reported fair value of $0.8 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$36.0	$32.6	Appraisal	Appraisal adjustment	0.0%	-	78.1%	(26.1%)
Other real estate owned	0.8	1.3	Appraisal	Appraisal adjustment	8.0%	-	96.2%	(11.6%)
Long-lived assets to be disposed of by sale	3.5	0.8	Appraisal	Appraisal adjustment	0.0%	-	0.0%	0.0%

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

The estimated fair values of financial instruments that are reported in the Company's consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2018	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712.0	$712.0	$712.0	$—	$—
Investment debt securities available-for-sale	2,178.0	2,178.0	—	2,178.0	—
Investment debt securities held-to-maturity	440.9	432.8	—	432.8	—
Accrued interest receivable	39.3	39.3	—	39.3	—
Mortgage servicing rights, net	26.0	44.8	—	44.8	—
Loans held for sale	50.3	50.3	—	50.3	—
Net loans held for investment	7,708.4	7,472.1	—	7,436.1	36.0
Derivative assets	11.8	11.8	—	11.8	—
Deferred compensation plan assets	12.5	12.5	—	12.5	—
Total financial assets	$11,179.2	$10,953.6	$712.0	$10,205.6	$36.0

Financial liabilities:
Total deposits, excluding time deposits	$8,805.4	$8,805.4	$8,805.4	$—	$—
Time deposits	1,140.1	1,121.9	—	1,121.9	—
Securities sold under repurchase agreements	641.8	641.8	—	641.8	—
Accrued interest payable	6.3	6.3	—	6.3	—
Long-term debt	15.7	15.9	—	15.9	—
Subordinated debentures held by subsidiary trusts	82.5	80.0	—	80.0	—
Derivative liabilities	9.7	9.7	—	9.7	—
Deferred compensation plan liabilities	12.5	12.5	—	12.5	—
Total financial liabilities	$10,714.0	$10,693.5	$8,805.4	$1,888.1	$—

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things, (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale investment securities. The amendments in ASU 2016-01 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Additionally, in January 2018, the Financial Accounting Standards Board issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating the new guidance to determine the impact ASU 2016-02 will have on its consolidated financial statements, results of operations or liquidity.

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

ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in ASU 2017-07 requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 also allow only the service cost component to be eligible for capitalization. The amendments in ASU 2017-07 are applied retrospectively for the presentation of the service cost and other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost in other assets. ASU 2017-07 allows the use of a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefits plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. ASU 2017-07 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017. The amendments in ASU 2017-07 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On August 1, 2018, the Company declared a quarterly dividend to common shareholders of $0.28 per share, to be paid on August 21, 2018 to shareholders of record as of August 10, 2018.

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

Executive Overview

We are a financial and bank holding company incorporated as a Montana corporation in 1971, headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ under the symbol “FIBK.” As of June 30, 2018, we had consolidated assets of $12.2 billion, deposits of $9.9 billion, loans of $7.8 billion and total stockholders’ equity of $1.5 billion. We currently operate 127 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

Our Business

Our principal business activity is lending to, accepting deposits from, and conducting financial transactions for individuals, businesses, municipalities, and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment, and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense.

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated must meet minimum underwriting standards established in our credit policies, lending officers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our customers, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources.

Recent Trends and Developments

During the past few years, we have increased our footprint in the community banking space in the Rocky Mountain and Pacific Northwest regions. We will continue to evaluate bank acquisitions and other strategic opportunities.

On April 25, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc., the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington in an all-stock transaction valued at approximately $159.7 million in aggregate, or $20.69 per share of INB stock. The Company believes the transaction, if completed on the terms contemplated, will complement First Interstate’s footprint and will provide First Interstate with a presence in several high-growth markets, including Spokane, Washington, Portland, Oregon and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close in the third quarter with the conversion and integration of INB occurring in the fourth quarter of 2018, subject to customary conditions including, regulatory approval, and INB shareholder approval.

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

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar other bank holding companies on factors that include return on average assets, return on average equity, total shareholder return, and growth in earnings.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe to be sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 incorporate the available loss history data from BOTC prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses.”

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

Our annual goodwill impairment test is performed each year with a valuation as of July 1st. Upon the most recent evaluation, the estimated fair value of net assets was greater than the carrying value of the Company. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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

Results of Operations

The financial statements as of June 30, 2018 are inclusive of the effects of the combined results of operations including the BOTC acquisition, which closed in May 2017. Due to the timing of the acquisition, certain comparisons between periods are significantly affected by the transaction.

•
Net income for the second quarter of 2018 was $41.7 million, or $0.74 per diluted share, compared to $36.7 million, or $0.65 per diluted share, for the first quarter of 2018 and $21.8 million, or $0.45 per share, for the second quarter of 2017.

•
There were no acquisition related expenses for the second quarter of 2018. The first quarter of 2018 and the second quarter of 2017 included $2.3 million and $10.1 million of acquisition related expenses, respectively. The after-tax impact of acquisition related expenses on earnings per share was $0.03 and $0.14 per share for the respective quarterly periods.

•
Net interest income was $103.8 million for the second quarter of 2018, up from $99.8 million in the first quarter of 2018 and up from $79.3 million in the second quarter of 2017, as a result of the BOTC acquisition, organic loan growth and increased yields on earning assets.

•
Net interest margin (“NIM”) increased to 3.87% from 3.75% in the first quarter of 2018 and 3.60% in the second quarter of 2017. The increase in NIM is the result of the higher yields on earning assets while also limiting increases in its cost of funds.

•	Non-interest income was $37.6 million, as compared to $35.2 million in the first quarter of 2018, primarily due to seasonally higher revenue from payment services revenues.

•
Non-interest expense was $84.9 million for the second quarter of 2018, as compared to $85.9 million for the first quarter of 2018 and $80.4 million for the second quarter of 2017. Non-interest expense included $2.3 million and $10.1 million of acquisition related costs for the first quarter of 2018 and the second quarter of 2017, respectively. Elevated levels for non-interest expense, exclusive of acquisition costs, were primarily related to staffing and operating the expanded branch network following the BOTC acquisition.

•
The second quarter of 2018 efficiency ratio was 58.8%, an improvement from 62.3% for the first quarter of 2018 and down from 68.1% for the second quarter of 2017. Efficiency ratios for the first quarter of 2018 and for the second quarter of 2017 were elevated as a result of acquisition related costs incurred in each quarter.

•
Total loan balances at June 30, 2018 increased $111.9 million from the first quarter of 2018 and increased $202.7 million from June 30, 2017, due to organic growth. Yields on average loans for the three and six months ended June 30, 2018 were 5.06% and 4.99%, respectively, on an FTE basis.

•
Asset quality as of June 30, 2018 compared to the first quarter of 2018, had a $12.5 million increase in non-performing assets and a $14.3 million decrease in criticized loans. Compared to the second quarter of 2017, non-performing assets decreased $7.1 million and criticized loans decreased $47.5 million.

•	Investment securities decreased $74.3 million, or 2.8%, to $2,618.9 million from $2,693.2 million at December 31, 2017.

•	Deposit balances at June 30, 2018 were $9,945.5 million, up 0.1% as compared to December 31, 2017.

•	The allowance for loan losses at the end of the second quarter of 2018 was 0.96% of total loans, compared to 0.96% in the first quarter of 2018, and 1.00% for the second quarter of 2017.

•
At June 30, 2018, stockholders’ equity increased from $1,432.4 million at the end of the first quarter of 2018 to $1,458.3 million, primarily due to net income from the second quarter of 2018. Book value per common share was $25.69, $25.26, and $24.90 for the second quarter of 2018, the first quarter of 2018, and the second quarter of 2017, respectively.

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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$7,688.0	$96.9	5.06%	$6,128.9	$74.5	4.88%
Investment securities (2)	2,691.2	14.7	2.19	2,285.7	11.1	1.95
Interest bearing deposits in banks	446.2	2.0	1.80	547.8	1.3	0.98
Federal funds sold	1.0	—	—	1.2	—	—
Total interest earnings assets	$10,826.4	$113.6	4.21%	$8,963.6	$86.9	3.89%
Non-earning assets	1,324.2			1,012.2
Total assets	$12,150.6			$9,975.8
Interest bearing liabilities:
Demand deposits	$2,811.7	$1.8	0.26%	$2,434.7	$1.3	0.22%
Savings deposits	3,089.0	2.7	0.35	2,463.5	1.8	0.30
Time deposits	1,135.1	2.6	0.92	1,061.5	1.8	0.69
Repurchase agreements	655.4	0.7	0.43	565.7	0.3	0.19
Other borrowed funds	1.5	—	—	—	—	NM
Long-term debt	14.2	0.3	8.47	28.1	0.5	6.85
Subordinated debentures held by subsidiary trusts	82.5	1.0	4.86	82.5	0.8	3.80
Total interest bearing liabilities	$7,789.4	$9.1	0.47%	$6,636.0	$6.5	0.40%
Non-interest bearing deposits	2,825.6			2,131.1
Other non-interest bearing liabilities	94.6			67.3
Stockholders’ equity	1,441.0			1,141.4
Total liabilities and stockholders’ equity	$12,150.6			$9,975.8
Net FTE interest income		104.5			80.4
Less FTE adjustments (2)		(0.7)			(1.1)
Net interest income from consolidated statements of income		$103.8			$79.3
Interest rate spread			3.74%			3.49%
Net FTE interest margin (3)			3.87%			3.60%
Cost of funds, including non-interest bearing demand deposits (4)			0.34%			0.30%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)
Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent (“FTE”) basis. The federal income tax rate of 21% and 35% was utilized at June 30, 2018 and June 30, 2017, respectively.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	7,639.6	189.0	4.99%	$5,776.5	$138.8	4.85%
Investment securities (2)	2,693.4	28.7	2.15	2,197.3	21.1	1.93
Interest bearing deposits in banks	499.4	4.1	1.66	572.2	2.5	0.90
Federal funds sold	0.6	—	—	1.0	—	—
Total interest earnings assets	10,833.0	221.8	4.13%	$8,547.0	$162.4	3.83%
Non-earning assets	1,321.9			910.8
Total assets	12,154.9			$9,457.8
Interest bearing liabilities:
Demand deposits	2,804.8	3.4	0.24%	$2,333.5	$2.3	0.20%
Savings deposits	3,111.5	5.1	0.33	2,316.2	3.2	0.28
Time deposits	1,138.5	4.9	0.87	1,043.8	3.7	0.70
Repurchase agreements	645.3	1.1	0.34	562.7	0.5	0.19
Other borrowed funds	2.3	0.1	8.77	—	—	—
Long-term debt	14.2	0.5	7.10	28.1	0.9	6.71
Subordinated debentures held by subsidiary trusts	82.5	1.9	4.64	82.5	1.5	3.73
Total interest bearing liabilities	7,799.1	17.0	0.44%	$6,366.8	$12.1	0.38%
Non-interest bearing deposits	2,822.8			1,967.6
Other non-interest bearing liabilities	96.0			57.7
Stockholders’ equity	1,437.0			1,065.7
Total liabilities and stockholders’ equity	12,154.9			$9,457.8
Net FTE interest income		204.8			150.3
Less FTE adjustments (2)		(1.2)			(2.1)
Net interest income from consolidated statements of income		203.6			$148.2
Interest rate spread			3.69%			3.45%
Net FTE interest margin (3)			3.81%			3.55%
Cost of funds, including non-interest bearing demand deposits (4)			0.32%			0.29%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)
Interest income and average rates for tax exempt loans and securities are presented on an FTE basis. The federal income tax rate of 21% and 35% was utilized at June 30, 2018 and June 30, 2017, respectively.

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

Our net interest income on an FTE basis increased $24.1 million, or 30.0%, to $104.5 million during the three months ended June 30, 2018, as compared to $80.4 million for the same period in 2017, and increased $54.5 million, or 36.3%, to $204.8 million during the six months ended June 30, 2018, as compared to $150.3 million for the same period in 2017. The increases in 2018 are primarily attributable to higher outstanding loan balances as a result of the BOTC acquisition and organic loan growth. Additionally, FTE interest income was positively impacted by higher yields on loans, investment securities, and interest bearing deposits in banks, which were partially offset by higher costs of funds, primarily influenced by increases in the Federal Funds rate.

Interest accretion related to the fair valuation of acquired loans was $2.9 million during the three months ended June 30, 2018, of which $1.1 million was the result of early loan payoffs, and $6.0 million during the six months ended June 30, 2018, of which $2.2 million was the result of early loan payoffs. This compares to $1.7 million during the three months ended June 30, 2017, of which $0.3 million was the result of early loan payoffs, and $2.9 million during the six months ended June 30, 2017, of which $0.8 million was the result of early loan payoffs. This positively impacted our net FTE interest income during the three and six months ended June 30, 2018.

Recoveries of charged-off interest also impacted net FTE interest income. Charged-off interest recoveries were $1.9 million and $2.6 million during the three and six months ended June 30, 2018, as compared to $2.1 million and $2.5 million during the same respective periods in 2017.

Our net interest margin ratio increased 27 basis points to 3.87% for the three months ended June 30, 2018, as compared to 3.60% for the same period in 2017. Similarly, our net interest margin ratio increased 26 basis points to 3.81% for the six months ended June 30, 2018, as compared to 3.55% for the same period in 2017. Increases in net FTE interest margin ratio during the three months ended June 30, 2018, as compared to the same period in 2017, and during the six months ended June 30, 2018, as compared to the same period in 2017 were primarily due to increases in average outstanding loans and higher yields on interest earning assets, which were offset by small increases in funding costs.

Exclusive of the impact of interest accretion on acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.69% during the three months ended June 30, 2018, as compared to 3.43% for the same period in 2017, and 3.65% during the six months ended June 30, 2018, as compared to 3.42% in the same period in 2017.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and six month periods ended June 30, 2018 and 2017. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 compared with Six Months Ended June 30, 2017
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$19.0	$3.4	$22.4	$44.8	$5.4	$50.2
Investment securities (1)	2.0	1.6	3.6	4.7	2.9	7.6
Interest bearing deposits in banks	(0.2)	0.9	0.7	(0.3)	1.9	1.6
Total change	20.8	5.9	26.7	49.2	10.2	59.4
Interest bearing liabilities:
Demand deposits	0.2	0.3	0.5	0.5	0.6	1.1
Savings deposits	0.5	0.4	0.9	1.1	0.8	1.9
Time deposits	0.1	0.7	0.8	0.3	0.9	1.2
Repurchase agreements	—	0.4	0.4	0.1	0.5	0.6
Other borrowed funds	—	—	—	—	0.1	0.1
Long-term debt	(0.2)	—	(0.2)	(0.5)	0.1	(0.4)
Subordinated debentures held by subsidiary trusts	—	0.2	0.2	—	0.4	0.4
Total change	0.6	2.0	2.6	1.5	3.4	4.9
Increase in FTE net interest income (1)	$20.2	$3.9	$24.1	$47.7	$6.8	$54.5

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management's estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers' ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $2.9 million during the three months ended June 30, 2018, as compared to $2.4 million during same period in 2017. The increase in provision for loan loss over the second quarter of 2017 is reflective of management's assessment of the adequacy of our allowance for loan losses.

During the six months ended June 30, 2018, we recorded a provision for loan losses of $5.0 million, as compared to $4.1 million during the same period in 2017. The year-over-year increase in provision for loan loss is reflective of an increase in outstanding loan balances and qualitative allocations for current economic conditions, policies and procedures.

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

Non-interest Income

Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2018	2017			2018	2017
Payment services revenues	$12.9	$10.2	$2.7	26.5%	$23.4	$18.6	$4.8	25.8%
Mortgage banking revenues	7.2	7.6	(0.4)	(5.3)	12.6	14.1	(1.5)	(10.6)
Wealth management revenues	5.8	5.1	0.7	13.7	11.7	10.1	1.6	15.8
Service charges on deposit accounts	5.3	5.1	0.2	3.9	10.9	9.5	1.4	14.7
Other service charges, commissions and fees	3.8	3.4	0.4	11.8	7.7	6.1	1.6	26.2
Other income	2.6	5.8	(3.2)	(55.2)	6.5	7.9	(1.4)	(17.7)
Total non-interest income	$37.6	$37.2	$0.4	1.1%	$72.8	$66.3	$6.5	9.8%

Total non-interest income increased $0.4 million, or 1.1%, to $37.6 million for the three months ended June 30, 2018, as compared to $37.2 million for the same period in 2017 and increased $6.5 million, or 9.8%, to $72.8 million for the six months ended June 30, 2018, as compared to $66.3 million during the same period in 2017. Significant components of theses fluctuations are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $2.7 million, or 26.5%, to $12.9 million during the three months ended June 30, 2018, as compared to $10.2 million during the same period in 2017. For the six months ended June 30, 2018, payment services revenues increased $4.8 million, or 25.8%, when compared to the same period in 2017. These increases are largely a result of increased debit and credit card volume.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $3.2 million, or 55.2%, to $2.6 million during the three months ended June 30, 2018, as compared to $5.8 million during the same period in 2017, primarily due to the one-time gain of $3.0 million on the sale of the custodial rights to our Health Savings Account (“HSA”) portfolio to HealthEquity, Inc. during the second quarter of 2017. For the six months ended June 30, 2018, other income decreased $1.4 million when compared to the same period in 2017, primarily due to the HSA gain reported in the second quarter of 2017.

Non-interest Expense

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2018	2017			2018	2017
Salaries and wages	$34.3	$28.0	$6.3	22.5%	$68.9	$53.7	$15.2	28.3%
Employee benefits	12.3	9.8	2.5	25.5	23.6	19.4	4.2	21.6
Outsourced technology services	7.1	6.0	1.1	18.3	14.1	11.3	2.8	24.8
Occupancy, net	6.0	5.2	0.8	15.4	12.3	10.0	2.3	23.0
Furniture and equipment	2.9	2.8	0.1	3.6	6.0	5.1	0.9	17.6
OREO expense, net of income	(0.1)	—	(0.1)	NM	0.1	—	0.1	NM
Professional fees	2.1	1.8	0.3	16.7	3.3	2.8	0.5	17.9
FDIC insurance premiums	1.4	0.8	0.6	75.0	2.9	1.7	1.2	70.6
Mortgage servicing rights amortization	0.7	0.7	—	—	1.5	1.3	0.2	15.4
Mortgage servicing rights impairment (recovery)	—	—	—	—	—	(0.1)	0.1	NM
Core deposit intangibles amortization	1.7	1.1	0.6	54.5	3.5	1.7	1.8	105.9
Other expenses	16.5	14.1	2.4	17.0	32.3	26.4	5.9	22.3
Acquisition related expenses	—	10.1	(10.1)	NM	2.3	10.8	(8.5)	(78.7)
Total non-interest expense	$84.9	$80.4	$4.5	5.6%	$170.8	$144.1	$26.7	18.5%

Non-interest expense increased $4.5 million, or 5.6%, to $84.9 million during the three months ended June 30, 2018 as compared to the same period in 2017. Included in non-interest expenses for the three months ended June 30, 2017 are $10.1 million of expenses related to acquisitions, including legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. For the six months ended June 30, 2018, non-interest expense increased $26.7 million, or 18.5%, to $170.8 million when compared to the same period in 2017. Included in non-interest expenses for the six months ended June 30, 2018 and 2017 are $2.3 million and $10.8 million of acquisition related expenses, respectively. Significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments" included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $6.3 million, or 22.5%, to $34.3 million during the three months ended June 30, 2018, as compared to $28.0 million during the same period in 2017 and increased $15.2 million, or 28.3%, to $68.9 million during the six months ended June 30, 2018, as compared to $53.7 million during the same period in 2017, primarily due to the acquisition of BOTC.

Employee benefits expense increased $2.5 million, or 25.5%, to $12.3 million during the three months ended June 30, 2018, as compared to $9.8 million during the same period in 2017 and increased $4.2 million, or 21.6%, to $23.6 million during the six months ended June 30, 2018, as compared to $19.4 million during the same period in 2017. The increase in employee benefits expense in 2018, as compared to 2017, were due to additional benefits costs resulting from the BOTC acquisition.

Other expenses increased $2.4 million, or 17.0%, to $16.5 million during the three months ended June 30, 2018, as compared to $14.1 million during the same period in 2017, primarily due to normal fluctuations in operating expenses and a full quarter of expenses related to the BOTC acquisition in the second quarter of 2018. For the six months ended June 30, 2018, other expenses increased $5.9 million, or 22.3%, to $32.3 million as compared to the same period in 2017 with the larger increases related to new market tax credit amortization, normal fluctuations in operating expenses, and increases related the acquisition of BOTC, which closed in May 2017.

Income Tax Expense

Our effective tax rate decreased to 22.2% for the three months ended June 30, 2018 compared to 35.2% for the three months ended June 30, 2017. Similarly, our effective rate decreased to 22.1% for the six months ended June 30, 2018 as compared to 32.1% in the same period of 2017. Both decreases are primarily related to a lower effective tax rate resulting from the enactment of the 2017 Tax Cuts and Jobs Act.

Financial Condition

Total Assets

Total assets increased $22.4 million, or 0.2% to $12,235.7 million as of June 30, 2018, from $12,213.3 million as of December 31, 2017 as a result of increased outstanding loan balances. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans increased $144.4 million, or 1.9%, to $7,758.7 million as of June 30, 2018, as compared to $7,614.3 million as of December 31, 2017, due to growth primarily in commercial and real estate loans.
Loans Held for Investment
Loans held for investment increased $140.7 million, or 1.9%, to $7,708.4 million as of June 30, 2018, as compared to $7,567.7 million as of December 31, 2017. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $56.1 million, or 1.1%, to $5,232.9 million as of June 30, 2018, as compared to $5,176.8 million as of December 31, 2017. Included in this portfolio, construction real estate loans increased $9.4 million, or 1.3%, to $717.7 million, commercial real estate loans increased $30.4 million, or 1.1%, to $2,853.3 million, and agricultural loans increased $17.5 million, or 11.1% as of June 30, 2018. This growth was offset by declines in residential real estate loans of $1.2 million.
Consumer loans increased $20.8 million, or 2.0%, to $1,055.2 million as of June 30, 2018, from $1,034.4 million as of December 31, 2017. The increase was driven by indirect, credit card, and other consumer loans due to increases in loan transactions and credit card loans, as a result of expansion into the Northwest.
Commercial loans increased $50.6 million, or 4.2%, to $1,266.0 million as of June 30, 2018, from $1,215.4 million as of December 31, 2017. This growth primarily occurred in Western Montana and Wyoming.
Agricultural loans increased $15.0 million, or 11.0%, to $151.2 million as of June 30, 2018, from $136.2 million as of December 31, 2017. This growth was primarily attributable to Montana and South Dakota.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased $3.7 million, or 7.9%, to $50.3 million as of June 30, 2018, from $46.6 million as of December 31, 2017. This increase is due to an increase in originations of mortgage loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Non-performing loans:
Non-accrual loans	$69.3	$63.1	$69.4	$74.5	$76.7
Accruing loans past due 90 days or more	6.1	3.7	3.1	5.7	9.4
Total non-performing loans	75.4	66.8	72.5	80.2	86.1
OREO	14.9	11.0	10.1	10.3	11.3
Total non-performing assets	$90.3	$77.8	$82.6	$90.5	$97.4
Troubled debt restructurings not included above	$7.2	$6.9	$12.6	$10.9	$15.0
Non-performing loans to total loans	0.97%	0.87%	0.95%	1.06%	1.14%
Non-performing assets to total loans and OREO	1.16	1.02	1.08	1.20	1.29
Non-performing assets to total assets	0.74	0.63	0.68	0.74	0.80

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2018	Percent of Total	December 31, 2017	Percent of Total
Real estate:
Commercial	$21.4	28.4%	$27.1	37.4%
Construction:
Land acquisition and development	4.9	6.5	3.3	4.6
Commercial	3.6	4.8	3.8	5.2
Residential	0.5	0.7	1.7	2.3
Total construction	9.0	12.0	8.8	12.1
Residential	9.2	12.2	8.6	11.8
Agricultural	13.1	17.4	3.6	5.0
Total real estate	52.7	70.0	48.1	66.3
Consumer	3.1	4.1	3.3	4.6
Commercial	17.5	23.2	20.3	28.0
Agricultural	2.1	2.7	0.8	1.1
Total non-performing loans	$75.4	100.0%	$72.5	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $1.7 million and $1.8 million would have been accrued for the six months ended June 30, 2018 and 2017, respectively. Non-accrual loans decreased approximately $0.1 million, to $69.3 million as of June 30, 2018, from $69.4 million as of December 31, 2017. Accruing loans past due 90 days or more increased $3.0 million, or 96.8%, primarily due to an increase in residential real estate loans, and other real estate owned increased $4.8 million, or 47.5%, from December 31, 2017. This increase was driven by $6.8 million in foreclosures, consisting primarily of one land and five commercial property assets, offset by $2.0 million in dispositions, largely centered in three assets.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company's expectations at the date of acquisition, an allowance for loan losses is established. As of June 30, 2018, the Company determined that an allowance of $0.5 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under generally accepted accounting principles.

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
The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Balance at beginning of period	$73.5	$72.1	$74.6	$75.7	$76.2
Provision charged to operating expense	2.9	2.1	3.5	3.4	2.4
Charge offs:
Real estate
Commercial	0.6	0.5	0.8	1.1	0.5
Construction	—	—	0.3	0.4	—
Residential	0.7	0.3	0.4	0.2	0.5
Consumer	2.8	2.7	3.2	3.1	2.4
Commercial	0.9	1.7	2.3	2.6	1.0
Agricultural	—	—	0.3	—	0.1
Total charge-offs	5.0	5.2	7.3	7.4	4.5
Recoveries:
Real estate
Commercial	0.5	1.0	—	0.3	0.3
Construction	0.1	0.1	—	0.2	—
Residential	0.2	0.1	0.1	0.1	—
Consumer	1.3	1.1	1.0	1.0	1.1
Commercial	0.6	2.0	0.2	1.3	0.2
Agricultural	—	0.2	—	—	—
Total recoveries	2.7	4.5	1.3	2.9	1.6
Net charge-offs	2.3	0.7	6.0	4.5	2.9
Balance at end of period	$74.1	$73.5	$72.1	$74.6	$75.7

Period end loans	$7,758.7	$7,646.8	$7,614.3	$7,522.1	$7,556.0
Average loans	7,688.0	7,590.6	7,539.8	7,579.4	6,128.9
Net loans charged-off to average loans, annualized	0.12%	0.04%	0.32%	0.24%	0.19%
Allowance to period end loans	0.96	0.96	0.95	0.99	1.00

Our allowance for loan losses was $74.1 million, or 0.96% of period end loans, as of June 30, 2018, as compared to $72.1 million, or 0.95% of period end loans, as of December 31, 2017. Although we have established our allowance for loan losses in accordance with generally accepted accounting principles in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities.

We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $74.3 million, or 2.8%, to $2,618.9 million, or 21.4% of total assets, as of June 30, 2018, from $2,693.2 million, or 22.1% of total assets, as of December 31, 2017. As of June 30, 2018, the estimated duration of our investment portfolio was 2.8 years, as compared to 2.7 years as of December 31, 2017.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2018, we had investment securities with fair values aggregating $789.0 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $27.6 million as of June 30, 2018 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended June 30, 2018 or 2017.

Deferred Tax Asset / Liability

As of June 30, 2018, we had a net deferred tax liability of $0.2 million, as compared to a net deferred tax asset of $4.0 million as of December 31, 2017, primarily as a result of Federal and State net operating loss carryover utilization and Federal tax credit carryover utilization.

Deposits

Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $10.6 million, or 0.1%, to $9,945.5 million as of June 30, 2018, from $9,934.9 million as of December 31, 2017, primarily driven by interest bearing demand and savings deposits. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2018	Percent of Total	December 31 2017	Percent of Total
Non-interest bearing demand	$2,884.2	29.0%	$2,900.0	29.2%
Interest bearing:
Demand	2,859.2	28.7	2,787.5	28.1
Savings	3,062.0	30.8	3,095.4	31.2
Time, $100 and over	425.1	4.3	432.0	4.3
Time, other (1)	715.0	7.2	720.0	7.2
Total interest bearing	$7,061.3	71.0%	$7,034.9	70.8%
Total deposits	$9,945.5	100.0%	$9,934.9	100.0%

(1)	Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $109.6 million as of June 30, 2018 and $94.2 million as of December 31, 2017.

Other Borrowings

Other borrowings decreased $20.0 million as of June 30, 2018 compared to December 31, 2017, due to the redemption of an unsecured subordinated term loan.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $30.7 million, or 2.2%, to $1,458.3 million as of June 30, 2018, from $1,427.6 million as of December 31, 2017, due to the retention of earnings, stock-based compensation, and proceeds from stock option exercises. This increase was offset by other comprehensive loss, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.

On August 1, 2018, the Company's board of directors declared a dividend of $0.28 per common share, payable on August 21, 2018, to common stockholders of record as of August 10, 2018. The dividend equates to a 2.7% annual yield based on the $42.00 average closing pricing of the Company's common stock during the second quarter of 2018.
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the "Basel III Capital Rules") substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions.

The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented by January 1, 2019. As of June 30, 2018 and December 31, 2017, we had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

	Actual		Regulatory minimum to be “well capitalized” (1)
June 30, 2018	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,160.9	12.97%	$894.7	10.00%
FIB	1,087.7	12.20	891.4	10.00
Tier 1 risk-based capital:
Consolidated	1,086.8	12.15	715.8	8.00
FIB	1,013.6	11.37	713.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,006.8	11.25	581.6	6.50
FIB	1,013.6	11.37	579.4	6.50
Leverage capital ratio:
Consolidated	1,086.8	9.28	585.5	5.00
FIB	1,013.6	8.69	583.5	5.00

	Actual		Regulatory minimum to be “well capitalized” (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$871.9	10.00%
FIB	1,066.6	12.29	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	$697.5	8.00
FIB	994.4	11.46	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	$566.7	6.50
FIB	994.4	11.46	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	$587.4	5.00
FIB	994.4	8.48	586.3	5.00
(1) The ratios for the requirements to be deemed “well capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, and the issuance of preferred or common securities.

Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1.

As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

The Company continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We are not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, we are not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Recent Accounting Pronouncements

See “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2018, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2018.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
April 2018	896	$39.64	—	24,123
May 2018	—	—	—	24,123
June 2018	—	—	—	24,123
Total	896	$39.64	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company's 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Northwest Bancorporation dated April 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company's registration statement on Form S-4, No. 333-225521, dated June 8, 2018).

10.1
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated April 3, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2018).

10.2
Executive Employment Agreement between First Interstate BancSystem, Inc. and Marcy D. Mutch dated April 3, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2018).

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 7, 2018	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	August 7, 2018	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger between First Interstate BancSystem, Inc. and Northwest Bancorporation dated April 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company's registration statement on Form S-4, No. 333-225521, dated June 8, 2018).

10.1
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated April 3, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2018).

10.2
Executive Employment Agreement between First Interstate BancSystem, Inc. and Marcy D. Mutch dated April 3, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2018).

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