Form 10-Q
period 2018-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2018-11-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2018 – Class A common stock	38,107,555
September 30, 2018 – Class B common stock	22,501,994

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$229.8	$196.5
Interest bearing deposits in banks	686.8	562.3
Federal funds sold	48.4	0.1
Total cash and cash equivalents	965.0	758.9
Investment securities:
Available-for-sale	2,158.8	2,208.7
Held-to-maturity (estimated fair values of $407.4 and $483.3 at September 30, 2018 and December 31, 2017, respectively)	417.8	484.5
Total investment securities	2,576.6	2,693.2
Loans held for investment	8,480.3	7,567.7
Mortgage loans held for sale	37.7	46.6
Total loans	8,518.0	7,614.3
Less allowance for loan losses	73.6	72.1
Net loans	8,444.4	7,542.2
Goodwill	546.4	444.7
Company-owned life insurance	273.7	260.6
Premises and equipment, net of accumulated depreciation	244.2	241.9
Accrued interest receivable	48.0	38.0
Mortgage servicing rights, net of accumulated amortization and impairment reserve	27.0	24.8
Core deposit intangibles, net of accumulated amortization	59.3	49.1
Other real estate owned (“OREO”)	17.3	10.1
Deferred tax asset, net	—	4.0
Other assets	153.9	145.8
Total assets	$13,355.8	$12,213.3
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,261.2	$2,900.0
Interest bearing	7,584.4	7,034.9
Total deposits	10,845.6	9,934.9
Securities sold under repurchase agreements	635.9	643.0
Accounts payable and accrued expenses	99.4	86.6
Accrued interest payable	6.7	5.6
Deferred tax liability, net	3.0	—
Long-term debt	22.4	13.1
Other borrowed funds	1.5	20.0
Subordinated debentures held by subsidiary trusts	86.9	82.5
Total liabilities	11,701.4	10,785.7
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2018 or December 31, 2017	—	—
Common stock	865.5	687.0
Retained earnings	828.3	752.6
Accumulated other comprehensive loss, net	(39.4)	(12.0)
Total stockholders’ equity	1,654.4	1,427.6
Total liabilities and stockholders’ equity	$13,355.8	$12,213.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$103.9	$94.0	$292.1	$231.6
Interest and dividends on investment securities:
Taxable	13.9	11.7	41.0	30.2
Exempt from federal taxes	0.6	0.8	1.8	2.5
Interest on deposits in banks	2.8	2.3	6.9	4.8
Total interest income	121.2	108.8	341.8	269.1
Interest expense:
Interest on deposits	8.9	6.2	22.3	15.3
Interest on securities sold under repurchase agreements	0.7	0.4	1.8	0.9
Interest on other borrowed funds	0.1	0.4	0.2	0.4
Interest on other debt	0.4	0.2	0.9	1.2
Interest on subordinated debentures held by subsidiary trusts	1.1	0.8	3.0	2.3
Total interest expense	11.2	8.0	28.2	20.1
Net interest income	110.0	100.8	313.6	249.0
Provision for loan losses	2.0	3.4	7.0	7.5
Net interest income after provision for loan losses	108.0	97.4	306.6	241.5
Non-interest income:
Payment services revenues	10.1	12.4	33.5	31.0
Mortgage banking revenues	6.7	8.2	19.3	22.5
Wealth management revenues	5.8	5.5	17.5	15.6
Service charges on deposit accounts	5.7	5.9	16.6	15.3
Other service charges, commissions and fees	3.4	3.6	11.1	9.6
Loss on termination of interest rate swap	—	(1.1)	—	(1.1)
Investment securities gains (losses), net	—	0.8	—	0.8
Other income	4.5	3.0	11.0	10.9
Total non-interest income	36.2	38.3	109.0	104.6
Non-interest expense:
Salaries and wages	36.8	34.7	105.7	88.4
Employee benefits	11.9	10.2	35.5	29.6
Outsourced technology services	6.8	6.6	20.9	17.9
Occupancy, net	6.5	6.1	18.8	16.0
Furniture and equipment	3.5	3.1	9.5	8.2
OREO expense, net of income	0.2	0.2	0.3	0.2
Professional fees	1.9	1.9	5.2	4.7
FDIC insurance premiums	1.4	1.7	4.3	3.4
Mortgage servicing rights amortization	0.8	0.8	2.3	2.1
Mortgage servicing rights recovery	—	—	—	(0.1)
Core deposit intangibles amortization	2.0	1.9	5.5	3.6
Other expenses	15.8	14.5	48.1	40.9
Acquisition related expenses	3.1	13.0	5.4	23.9
Total non-interest expense	90.7	94.7	261.5	238.8
Income before income tax expense	53.5	41.0	154.1	107.3
Income tax expense	12.1	13.7	34.3	35.0
Net income	$41.4	$27.3	$119.8	$72.3

Earnings per common share (Basic)	$0.71	$0.49	$2.10	$1.46
Earnings per common share (Diluted)	$0.71	$0.48	$2.09	$1.45
Weighted average common shares outstanding (Basic)	58,254,575	56,094,401	56,951,029	49,514,818
Weighted average common shares outstanding (Diluted)	58,640,475	56,530,868	57,330,027	50,000,882
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$41.4	$27.3	$119.8	$72.3
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(6.3)	(1.8)	(33.9)	15.6
Reclassification adjustment for net (gains) losses included in income	—	(0.8)	—	(0.8)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	0.5	0.5	1.5	1.4
Unrealized loss (gain) on derivatives	—	(0.6)	—	(1.1)
Reclassification adjustment for derivatives net (gains) losses included in income	—	1.1	—	1.1
Defined benefit post-retirement benefits plans:
Change in net actuarial gain	(0.2)	(0.2)	(0.5)	(1.1)
Other comprehensive income (loss), before tax	(6.0)	(1.8)	(32.9)	15.1
Deferred tax benefit (expense) related to other comprehensive income	1.6	0.8	8.6	(6.0)
Other comprehensive (loss) income, net of tax	(4.4)	(1.0)	(24.3)	9.1
Comprehensive income, net of tax	$37.0	$26.3	$95.5	$81.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	119.8	—	119.8
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive income, net of tax expense	—	—	(24.3)	(24.3)
Common stock transactions:
23,960 common shares purchased and retired	(1.0)	—	—	(1.0)
3,848,929 common shares issued	173.3	—	—	173.3
210,039 non-vested common shares issued	—	—	—	—
40,122 non-vested common shares forfeited	—	—	—	—
148,834 stock options exercised, net of 28,194 shares tendered in payment of option price and income tax withholding amounts	1.9	—	—	1.9
Stock-based compensation expense	4.3	—	—	4.3
Common cash dividends declared (0.84 per share)	—	(47.2)	—	(47.2)
Balance at September 30, 2018	$865.5	$828.3	$(39.4)	$1,654.4

Balance at December 31, 2016	$296.1	$694.6	$(8.1)	$982.6
Net income	—	72.3	—	72.3
Other comprehensive income, net of tax expense	—	—	9.1	9.1
Common stock transactions:
22,727 common shares purchased and retired	(0.9)	—	—	(0.9)
11,267,676 common shares issued	385.9	—	—	385.9
134,044 non-vested common shares issued	—	—	—	—
30,070 non-vested common shares forfeited	—	—	—	—
180,789 stock options exercised, net of 56,082 shares tendered in payment of option price and income tax withholding amounts	2.0	—	—	2.0
Stock-based compensation expense	3.4	—	—	3.4
Common cash dividends declared (0.72 per share)	—	(35.0)	—	(35.0)
Balance at September 30, 2017	$686.5	$731.9	$1.0	$1,419.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$119.8	$72.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7.0	7.5
Depreciation and amortization	19.9	17.9
Net premium amortization on investment securities	7.9	8.6
Net gain on investment securities transactions	—	(0.8)
Realized and unrealized net gains on mortgage banking activities	(4.2)	(15.3)
Net gain on sale of OREO	(0.4)	(0.4)
Write-downs of OREO and other assets pending disposal	0.1	0.3
Net (gain) on sale of Health Savings Accounts	—	(3.1)
Mortgage servicing rights recovery	—	(0.1)
Deferred tax expenses	13.2	19.8
Net increase in cash surrender value of company-owned life insurance	(3.6)	(3.8)
Stock-based compensation expense	4.3	3.4
Originations of mortgage loans held for sale	(738.3)	(719.2)
Proceeds from sales of mortgage loans held for sale	747.1	731.1
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(6.4)	(3.2)
(Increase) decrease in other assets	(0.7)	(4.8)
Increase in accrued interest payable	0.9	0.2
Decrease in accounts payable and accrued expenses	5.3	(15.7)
Net cash provided by operating activities	171.9	94.7
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(0.3)	(12.8)
Available-for-sale	(320.6)	(386.5)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	66.9	76.0
Available-for-sale	333.3	319.9
Extensions of credit to customers, net of repayments	(225.5)	(20.9)
Recoveries of loans charged-off	9.6	6.5
Proceeds from sale of OREO	4.3	4.1
Acquisition of intangible assets	—	(28.0)
Proceeds from the sale of Health Savings Accounts	—	6.1
Acquisition of bank and bank holding company, net of cash and cash equivalents received	28.2	91.8
Capital expenditures, net of sales	(0.5)	(12.2)
Net cash provided by (used in) investing activities	$(104.6)	$44.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase (decrease) in deposits	$214.4	$(111.6)
Net (decrease) increase in securities sold under repurchase agreements	(7.1)	97.7
Net decrease in other borrowed funds	(24.5)	10.0
Repayments of long-term debt	(0.4)	(0.1)
Advances on long-term debt	2.7	—
Proceeds from issuance of common stock	1.9	2.0
Purchase and retirement of common stock	(1.0)	(0.9)
Dividends paid to common stockholders	(47.2)	(35.0)
Net cash provided by (used in) financing activities	138.8	(37.9)
Net increases (decrease) in cash and cash equivalents	206.1	100.8
Cash and cash equivalents at beginning of period	758.9	782.0
Cash and cash equivalents at end of period	$965.0	$882.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15.8	$24.3
Cash paid during the period for interest expense	27.1	19.9

Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to loans held for sale	$1.4	$6.3
Transfer of loans to other real estate owned	10.7	3.2
Capitalization of internally originated mortgage servicing rights	4.5	4.1

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$3.1	$424.3
Investment securities held to maturity	—	57.3
Loans held for sale	—	10.2
Loans	713.1	2,080.4
Premises and equipment	14.0	46.7
Goodwill	100.8	232.2
Core deposit intangible	15.7	48.0
Mortgage servicing rights	—	3.5
Interest receivable	3.6	57.0
Company-owned life insurance	9.5	26.0
Deferred tax assets	—	7.6
Other real estate owned	0.6	1.2
Other assets	6.5	31.6
Total noncash assets acquired	866.9	3,026.0

Liabilities assumed:
Deposits	$696.3	$2,669.0
Accounts payable and accrued expenses	7.7	62.9
Long-term debt	7.0	—
Other borrowed funds	6.0	—
Trust preferred securities	4.4	—
Deferred tax liability	0.4	—
Total liabilities assumed	721.8	2,731.9
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), Inland Northwest Bank (“INB’), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2018 and December 31, 2017, the results of operations for each of the three and nine month periods ended September 30, 2018 and 2017, and cash flows and changes in stockholders’ equity for each of the nine month periods ended September 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2017 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2018 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The new revenue recognition standards became effective for the Company on January 1, 2018.

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

Idaho Independent Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank ("IIBK"), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho, in an all-stock transaction valued at approximately $181.3 million in aggregate, or $22.73 per share of IIBK stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company's footprint and will provide the Company with an expanded presence in several high-growth markets, including Boise and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and IIBK shareholder approval.

Community 1st Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank ("CMYF"), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho, in an all-stock transaction valued at approximately$21.5 million in aggregate, or $17.20 per share of CMYF stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company’s footprint and will provide the Company with an expanded presence in North Idaho's high-growth markets. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and CMYF shareholder approval.

Northwest Bancorporation, Inc. On April 25, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Northwest Bancorporation, Inc. (“Northwest”), the parent company of Inland Northwest Bank (“INB”), a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington. The acquisition was completed on August 16, 2018, and the Company will merge INB with its existing bank subsidiary, First Interstate Bank, on November 9, 2018.

Consideration for the acquisition was $176.3 million, consisting of the issuance of 3.84 million shares of the Company's Class A common stock valued at $45.15 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock exchange on the acquisition date. The Company paid approximately $3.0 million in cash related to Northwest warrants, which were included in the consideration paid. Holders of each share of Northwest common stock received 0.516 shares of First Interstate Class A common stock for each share of Northwest common stock. Additionally, all Northwest stock purchase warrants outstanding immediately prior to the close of the transaction were canceled in exchange for the right to receive a cash payment as provided in the Agreement. Previously unvested Northwest restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close.

The assets and liabilities of Northwest were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $100.8 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment,

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Northwest and the Company.

The following table summarizes the consideration paid, fair values of the Northwest assets acquired and liabilities assumed, and the resulting goodwill. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of August 16, 2018	by Northwest	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$31.2	$—		$31.2
Investment securities	3.1	—		3.1
Loans held for investment	727.9	(14.8)	(1)	713.1
Allowance for loan loss	(8.0)	8.0	(2)	—
Premises and equipment	14.5	(0.5)	(3)	14.0
Other real estate owned (“OREO”)	0.3	0.3		0.6
Core deposit intangible assets	2.4	13.3	(4)	15.7
Deferred tax assets, net	1.2	(1.6)	(5)	(0.4)
Other assets	29.3	(9.7)	(6)	19.6
Total assets acquired	801.9	(5.0)		796.9

Liabilities assumed:
Deposits	696.1	0.2	(7)	696.3
Accounts payable and accrued expense	8.1	(0.4)	(8)	7.7
Long term debt	13.0	—		13.0
Trust preferred securities	5.2	(0.8)	(9)	4.4
Total liabilities assumed	722.4	(1.0)		721.4

Net assets acquired	$79.5	$(4.0)		$75.5

Consideration paid:
Cash				$3.0
Class A common stock				173.3
Total consideration paid				176.3

Goodwill				$100.8

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by Northwest:
(1)
Write down of the book value of loans to their estimated fair values. The fair value of the loans was estimated using cash flow projections based on the remaining maturity and repricing terms, adjusted for estimated future credit losses and prepayments and discounted to present value using a risk-adjusted market rate for similar loans. The fair value of collateral dependent loans acquired with deteriorated credit quality was estimated based on the Company’s analysis of the fair value of each loan’s underlying collateral, discounted using market-derived rates of return with consideration given to the period of time and costs associated with foreclosure and disposition of the collateral.

(2)	Adjustment to remove the Northwest allowance for loan losses at acquisition date, as the credit risk is included in the fair value adjustment for loans receivable described in (1) above.
(3)	Write down of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon broker’s opinion of value.
(4)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon valuation from an independent accounting and advisory firm.
(5)	Adjustment consists of the write-off of pre-existing deferred tax assets and purchase accounting adjustments as a result of the acquisition.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	Adjustment consists of reductions to the fair value of other items, including the removal of Northwest previously recorded goodwill.
(7)
Increase in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition based upon valuation from an independent accounting and advisory firm.

(8)	Decrease due to the write-off of off balance sheet reserves.
(9)	Write down of the book value of debt to the estimated fair values on the date of acquisition based upon favorable interest rates in the market.

Core deposit intangible assets of $15.7 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of ten years.

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
Information regarding Northwest loans acquired deemed credit-impaired as of the August 16, 2018 acquisition date are as follows:

Contractually required principal and interest payments	$27.5
Contractual cash flows not expected to be collected (“non-accretable discount”)	4.4
Cash flows expected to be collected	23.1
Interest component of cash flows expected to be collected (“accretable discount”)	3.2
Fair value of acquired credit-impaired loans	$19.9

Information regarding Northwest acquired loans not deemed credit-impaired at the August 16, 2018 acquisition date are as follows:

Contractually required principal and interest payments	$894.8
Contractual cash flows not expected to be collected	26.1
Fair value at acquisition	$693.2

Unaudited pro forma consolidated revenues and net income as if the Northwest acquisition had occurred as of January 1, 2018, are not presented because the effect of this acquisition was not considered significant.

The accompanying consolidated statements of income for the three and nine months ended September 30, 2018, include the results of operations of the acquired entity from the August 16, 2018 acquisition date. For the period from August 16, 2018 to September 30, 2018, Northwest reported revenues of $5.9 million and net income of $2.1 million. The acquired entity will continued to operate as INB until November 9, 2018 at which point INB’s operations will be integrated with the Company’s operations, and INB will merge with FIB.

Cascade Bancorp. On November 17, 2016, the Company entered into an agreement and plan of merger (the “Agreement”) to acquire all of the outstanding stock of Cascade Bancorp (“Cascade”), parent company of Bank of the Cascades, an Oregon-based community bank with 46 banking offices across Oregon, Idaho, and Washington. This transaction was strategic in allowing the Company to expand its community banking footprint in the Northwest corridor of the United States. The merger was completed on May 30, 2017. Holders of each share of Cascade common stock

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

received 0.14864 shares of First Interstate Class A common stock and $1.91 in cash, without interest, for each share of Cascade common stock. In connection with the merger, the Company issued approximately 11.3 million shares of First Interstate Class A common stock, which was valued at $34.30 per share, which was the closing price of First Interstate Class A common stock on the acquisition date. Cash paid by First Interstate was approximately $155.0 million, which included the cash portion of the merger consideration and the cash in lieu of fractional shares that Cascade Bancorp shareholders would have otherwise been entitled to receive. Total consideration exchanged in connection with the merger amounted to $541.0 million.

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

The assets and liabilities of Cascade were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in goodwill of $232.8 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Cascade and the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table summarizes the consideration paid, fair values of the Cascade assets acquired and liabilities assumed, and the resulting goodwill. All amounts were finalized in the first quarter of 2018.

	As Recorded	Fair Value		As Recorded
As of May 30, 2017	by Cascade	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$246.8	$—		$246.8
Investment securities	476.7	4.9	(1)	481.6
Loans held for investment	2,111.0	(31.7)	(2)	2,079.3
Mortgage loans held for sale	10.3	—		10.3
Allowance for loan loss	(24.0)	24.0	(3)	—
Premises and equipment	46.6	0.1	(4)	46.7
Other real estate owned (“OREO”)	1.2	—		1.2
Core deposit intangible assets	—	48.0	(5)	48.0
Deferred tax assets, net	47.6	(20.9)	(6)	26.7
Other assets	98.6	2.1	(7)	100.7
Total assets acquired	3,014.8	26.5		3,041.3

Liabilities assumed:
Deposits	2,669.9	(0.9)	(8)	2,669.0
Accounts Payable and Accrued Expense	62.2	1.9	(9)	64.1
Total liabilities assumed	2,732.1	1.0		2,733.1

Net assets acquired	$282.7	$25.5		$308.2

Consideration paid:
Cash				$155.0
Class A common stock				386.0
Total consideration paid				541.0

Goodwill				$232.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Explanation of fair value adjustments:
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
(2)
Write down of the book value of loans to their estimated fair values. Shared National Credits (SNC) were recorded at quoted sales prices where available. The fair value of the remaining loans was estimated using cash flow projections based on the remaining maturity and repricing terms, adjusted for estimated future credit losses and prepayments and discounted to present value using a risk-adjusted market rate for similar loans. The fair value of collateral dependent loans acquired with deteriorated credit quality was estimated based on the Company’s analysis of the fair value of each loan’s underlying collateral, discounted using market-derived rates of return with consideration given to the period of time and costs associated with foreclosure and disposition of the collateral.

(3)	Adjustment to remove the Cascade allowance for loan losses at acquisition date, as the credit risk is included in the fair value adjustment for loans receivable described in (2) above.
(4)
Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon appraisals obtained from an independent third party appraiser or broker’s opinion of value.

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

The Company acquired certain loans that are subject to ASC Topic 310-30. For loans that meet the criteria stipulated in Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired (“accretable yield”) is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underling credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
Information regarding Cascade loans acquired deemed credit-impaired as of the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$49.7
Contractual cash flows not expected to be collected (“non-accretable discount”)	24.7
Cash flows expected to be collected	25.0
Interest component of cash flows expected to be collected (“accretable discount”)	1.9
Fair value of acquired credit-impaired loans	$23.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Information regarding Cascade acquired loans not deemed credit-impaired at the May 30, 2017 acquisition date is as follows:

Contractually required principal and interest payments	$2,098.1
Contractual cash flows not expected to be collected	23.3
Fair value at acquisition	$2,066.5

The accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, include the results of operations of the acquired entity from the May 30, 2017 acquisition date. The acquired entities continued to operate as Bank of the Cascades until August 11, 2017 at which point Cascade’s operations were integrated with the Company’s operations, and Bank of the Cascades was merged with FIB. Standalone amounts for the Bank of the Cascades were no longer available after that date.

The following table presents unaudited pro forma consolidated revenues and net income as if the Cascade acquisition had occurred as of January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$121.2	$108.7	$341.8	$312.1
Non-interest income	36.2	38.3	109.0	116.2
Total revenues	$157.4	$147.0	$450.8	$428.3

Net income	$41.4	$34.9	$119.8	$94.0

EPS - basic	$0.71	$0.52	$2.10	$1.55
EPS - diluted	0.71	0.51	2.09	1.53

The unaudited pro forma net income presented in the table above for 2017 was adjusted to exclude acquisition-related costs, including change in control expenses related to employee benefit plans and legal and professional expenses of $19.7 million, net of tax. The unaudited pro forma net income presented in the table above for 2018 and 2017 includes adjustments for scheduled amortization of core deposit intangible assets acquired in the acquisition. The unaudited supplemental pro forma net income presented in the table above for 2017 does not capture operating cost savings and other business synergies expected as a result of the acquisition.

The Company recorded $3.1 million of Northwest related pre-tax acquisition related expenses for the three months ended September 30, 2018 and $5.4 million of Northwest and Cascade related pre-tax acquisition related expenses for the nine months ended September 30, 2018. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Legal and Professional Fees	$2.4	$3.0
Employee Expenses	—	0.1
Technology Conversion and Contract Termination	0.5	2.0
Other	0.2	0.3
Total Acquisition Related Expenses	$3.1	$5.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)	Goodwill and Core Deposit Intangibles

Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2018 and 2017 and concluded that there was no impairment to goodwill.
Goodwill

	As of September 30,
	2018	2017
Net carrying value at beginning of nine month period	$444.7	$212.8
Addition to provisional goodwill from acquisition	100.8	232.2
Measurement period adjustment to previously recorded goodwill	0.9	—
Net carrying value at end of period	$546.4	$445.0

Core deposit intangibles (“CDI”)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CDI, net, beginning of period	$45.6	$52.8	$49.1	$9.6
Established through acquisitions or provisional adjustments	15.7	—	15.7	48.0
Reductions due to sale of accounts	—	—	—	(3.1)
CDI current period amortization	(2.0)	(1.9)	(5.5)	(3.6)
Total CDI, net, end of period	$59.3	$50.9	$59.3	$50.9

CDI are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2018 remaining	$2.4
2019	8.9
2020	8.1
2021	7.5
2022	6.9
Thereafter	25.5
Total	$59.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(4)     Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3.0	$—	$—	$3.0
Obligations of U.S. government agencies	576.2	—	(15.3)	560.9
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,462.0	1.4	(37.8)	1,425.6
Private mortgage-backed securities	74.8	—	(1.8)	73.0
Corporate securities	93.0	0.1	(1.0)	92.1
Other investments	4.2	—	—	4.2
Total	$2,213.2	$1.5	$(55.9)	$2,158.8

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$153.7	$1.2	$(1.7)	$153.2
Obligations of U.S. government agencies	19.7	—	(0.3)	19.4
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	198.0	7.8	(16.8)	189.0
Corporate securities	46.3	—	(0.6)	45.7
Other investments	0.1	—	—	0.1
Total	$417.8	$9.0	$(19.4)	$407.4

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$3.2	$—	$—	$3.2
Obligations of U.S. government agencies	569.5	—	(8.0)	561.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,474.1	3.8	(15.4)	1,462.5
Private mortgage-backed securities	91.5	—	(0.8)	90.7
Corporate securities	88.0	0.1	(0.3)	87.8
Other investments	3.0	—	—	3.0
Total	$2,229.3	$3.9	$(24.5)	$2,208.7

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$172.4	$2.6	$(0.6)	$174.4
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	230.5	8.8	(11.6)	227.7
Corporate securities	61.6	0.1	(0.3)	61.4
Other investments	0.2	—	—	0.2
Total	$484.5	$11.5	$(12.7)	$483.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

There were no material gross realized gains and losses from the disposition of available-for-sale investment securities for the three and nine months ended September 30, 2018 and 2017.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$199.9	$(4.8)	$346.5	$(10.5)	$546.4	$(15.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	851.8	(19.2)	448.2	(18.6)	1,300.0	(37.8)
Private mortgage-backed securities	49.9	(1.2)	22.9	(0.6)	72.8	(1.8)
Corporate securities	38.7	(0.9)	1.9	(0.1)	40.6	(1.0)
Total	$1,140.3	$(26.1)	$819.5	$(29.8)	$1,959.8	$(55.9)

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$59.8	$(1.0)	$26.2	$(0.7)	$86.0	$(1.7)
Obligations of U.S. government agencies	9.6	(0.2)	9.8	(0.1)	19.4	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	85.8	(13.1)	44.0	(3.7)	129.8	(16.8)
Corporate securities	30.9	(0.4)	8.8	(0.2)	39.7	(0.6)
Total	$186.1	$(14.7)	$88.8	$(4.7)	$274.9	$(19.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$284.9	$(3.4)	$266.1	$(4.6)	$551.0	$(8.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	670.1	(6.2)	439.2	(9.2)	1,109.3	(15.4)
Private mortgage-backed securities	74.0	(0.8)	—	—	74.0	(0.8)
Corporate securities	51.3	(0.3)	—	—	51.3	(0.3)
Total	$1,080.3	$(10.7)	$705.3	$(13.8)	$1,785.6	$(24.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$53.3	$(0.4)	$12.3	$(0.2)	$65.6	$(0.6)
Obligations of U.S. government agencies	9.7	—	9.9	(0.2)	19.6	(0.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	76.4	(9.1)	60.5	(2.5)	136.9	(11.6)
Corporate securities	41.2	(0.2)	5.0	(0.1)	46.2	(0.3)
Total	$180.6	$(9.7)	$87.7	$(3.0)	$268.3	$(12.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 720 and 581 individual investment securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during the three and nine months ended September 30, 2018 or 2017.

Maturities of investment securities at September 30, 2018 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2018	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$511.5	$501.8	$70.6	$68.9
After one year but within five years	1,444.9	1,407.9	222.9	216.0
After five years but within ten years	189.3	183.3	100.7	99.9
After ten years	67.5	65.8	23.6	22.6
Total	$2,213.2	$2,158.8	$417.8	$407.4

As of September 30, 2018, the Company had investment securities callable within one year with amortized costs and estimated fair values of $107.4 million and $105.1 million, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of September 30, 2018, the Company did not have any structured notes callable within one year.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2018	December 31, 2017
Real estate loans:
Commercial	$3,213.1	$2,822.9
Construction:
Land acquisition & development	314.5	348.7
Residential	250.6	240.2
Commercial	219.6	119.4
Total construction loans	784.7	708.3
Residential	1,581.2	1,487.4
Agricultural	217.8	158.2
Total real estate loans	5,796.8	5,176.8
Consumer:
Indirect consumer	800.8	784.7
Other consumer	198.1	175.1
Credit card	79.4	74.6
Total consumer loans	1,078.3	1,034.4
Commercial	1,337.2	1,215.4
Agricultural	264.8	136.2
Other, including overdrafts	3.2	4.9
Loans held for investment	8,480.3	7,567.7
Mortgage loans held for sale	37.7	46.6
Total loans	$8,518.0	$7,614.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following tables present the Company’s recorded investment and contractual aging of the Company’s recorded investment in loans by class as of the dates indicated. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2018	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$9.6	$3.0	$0.5	$13.1	$3,185.0	$15.0	$3,213.1
Construction:
Land acquisition & development	0.7	0.7	0.4	1.8	309.0	3.7	314.5
Residential	3.4	0.4	—	3.8	246.2	0.6	250.6
Commercial	5.3	—	—	5.3	210.7	3.6	219.6
Total construction loans	9.4	1.1	0.4	10.9	765.9	7.9	784.7
Residential	3.2	7.3	1.8	12.3	1,562.5	6.4	1,581.2
Agricultural	1.3	—	0.3	1.6	203.6	12.6	217.8
Total real estate loans	23.5	11.4	3.0	37.9	5,717.0	41.9	5,796.8
Consumer:
Indirect consumer	5.0	1.2	0.2	6.4	792.6	1.8	800.8
Other consumer	1.1	0.4	0.2	1.7	196.0	0.4	198.1
Credit card	0.6	0.4	0.8	1.8	77.6	—	79.4
Total consumer loans	6.7	2.0	1.2	9.9	1,066.2	2.2	1,078.3
Commercial	4.1	2.0	0.8	6.9	1,315.3	15.0	1,337.2
Agricultural	2.7	0.7	0.2	3.6	259.1	2.1	264.8
Other, including overdrafts	—	—	—	—	3.2	—	3.2
Loans held for investment	37.0	16.1	5.2	58.3	8,360.8	61.2	8,480.3
Mortgage loans originated for sale	—	—	—	—	37.7	—	37.7
Total loans	$37.0	$16.1	$5.2	$58.3	$8,398.5	$61.2	$8,518.0

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Outstanding balance	$49.3	$46.2
Carrying value
Loans on accrual status	35.5	30.8
Total carrying value	$35.5	$30.8

The following table summarizes changes in the accretable yield for loans acquired deemed credit impaired for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$6.5	$7.7	$7.3	$6.8
Acquisitions	3.2	—	3.2	—
Additions	—	0.2	0.4	2.1
Accretion income	(0.7)	(0.9)	(2.4)	(2.1)
Reductions due to exit events	(0.1)	(0.1)	(0.6)	(1.1)
Reclassifications from nonaccretable differences	0.6	0.5	1.6	1.7
Ending balance	$9.5	$7.4	$9.5	$7.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for nonaccrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.8 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $1.6 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$29.1	$12.5	$8.7	$21.2	$1.7
Construction:
Land acquisition & development	10.4	0.7	3.5	4.2	0.2
Residential	0.7	0.2	0.4	0.6	0.1
Commercial	4.4	0.2	3.3	3.5	1.2
Total construction loans	15.5	1.1	7.2	8.3	1.5
Residential	8.8	5.6	2.1	7.7	0.4
Agricultural	12.8	12.6	—	12.6	—
Total real estate loans	66.2	31.8	18.0	49.8	3.6
Commercial	24.1	5.2	15.2	20.4	4.4
Agricultural	2.2	1.7	0.5	2.2	0.2
Total	$92.5	$38.7	$33.7	$72.4	$8.2

As of December 31, 2017	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$45.6	$20.9	$14.1	$35.0	$3.9
Construction:
Land acquisition & development	10.0	3.4	0.5	3.9	—
Residential	1.8	1.7	—	1.7	—
Commercial	4.7	0.4	3.5	3.9	2.2
Total construction loans	16.5	5.5	4.0	9.5	2.2
Residential	11.5	8.2	2.0	10.2	0.1
Agricultural	3.7	3.6	—	3.6	—
Total real estate loans	77.3	38.2	20.1	58.3	6.2
Commercial	29.5	12.4	11.4	23.8	4.4
Agricultural	1.1	0.8	0.3	1.1	0.2
Total	$107.9	$51.4	$31.8	$83.2	$10.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$54.5	$—	$59.9	$0.1
Commercial	20.7	—	31.6	—
Agricultural	1.9	—	2.3	—
Total	$77.1	$—	$93.8	$0.1

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$54.1	$0.1	$63.0	$0.4
Commercial	22.0	0.1	31.9	0.1
Agricultural	1.6	—	2.6	—
Total	$77.7	$0.2	$97.5	$0.5

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.8 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $1.6 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate changes, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume, although they continue to be individually evaluated for impairment and disclosed as impaired loans.

The Company had loans renegotiated in troubled debt restructurings of $30.3 million as of September 30, 2018, of which $24.4 million were included in non-accrual loans and $5.9 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $44.5 million as of December 31, 2017, of which $31.9 million were included in non-accrual loans and $12.6 million were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents information on the Company’s troubled debt restructurings that occurred during the three and nine months ended September 30, 2018:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended September 30, 2018		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	3	$3.4	$—	$—	$0.5	$3.9
Total loans restructured during period	3	$3.4	$—	$—	$0.5	$3.9
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2018		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	5	$3.6	$—	$—	$0.5	$4.1
Total loans restructured during period	5	$3.6	$—	$—	$0.5	$4.1
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2018 or 2017.

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2018. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At September 30, 2018, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of September 30, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$108.1	$81.4	$4.8	$194.3
Construction:
Land acquisition & development	5.4	7.0	3.3	15.7
Residential	4.1	0.3	0.4	4.8
Commercial	1.5	3.7	3.4	8.6
Total construction loans	11.0	11.0	7.1	29.1
Residential	5.5	11.0	1.1	17.6
Agricultural	8.4	24.6	—	33.0
Total real estate loans	133.0	128.0	13.0	274.0
Consumer:
Indirect consumer	0.8	2.2	0.1	3.1
Other consumer	0.4	0.8	0.1	1.3
Total consumer loans	1.2	3.0	0.2	4.4
Commercial	50.6	48.6	11.2	110.4
Agricultural	14.1	21.5	0.5	36.1
Total	$198.9	$201.1	$24.9	$424.9

As of December 31, 2017	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$78.0	$96.4	$10.3	$184.7
Construction:
Land acquisition & development	3.2	16.4	—	19.6
Residential	2.3	1.7	0.5	4.5
Commercial	2.4	3.6	3.5	9.5
Total construction loans	7.9	21.7	4.0	33.6
Residential	3.9	12.5	1.9	18.3
Agricultural	4.3	19.1	—	23.4
Total real estate loans	94.1	149.7	16.2	260.0
Consumer:
Indirect consumer	0.8	2.2	0.3	3.3
Other consumer	0.4	0.7	0.2	1.3
Total consumer loans	1.2	2.9	0.5	4.6
Commercial	54.7	56.3	11.1	122.1
Agricultural	5.1	8.3	0.4	13.8
Total	$155.1	$217.2	$28.2	$400.5

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33.9	$7.8	$30.6	$1.8	$—	$74.1
Provision charged to operating expense	(0.9)	2.4	0.5	—	—	2.0
Less loans charged-off	(0.7)	(3.0)	(1.1)	—	—	(4.8)
Add back recoveries of loans previously charged-off	0.6	1.2	0.5	—	—	2.3
Ending balance	$32.9	$8.4	$30.5	$1.8	$—	$73.6

Nine Months Ended September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.6	$8.7	$30.6	$1.2	$—	$72.1
Provision charged to operating expense	1.4	4.7	0.5	0.4	—	7.0
Less loans charged-off	(2.8)	(8.6)	(3.7)	—	—	(15.1)
Add back recoveries of loans previously charged-off	2.7	3.6	3.1	0.2	—	9.6
Ending balance	$32.9	$8.4	$30.5	$1.8	$—	$73.6

As of September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$3.6	$—	$4.4	$0.2	$—	$8.2
Loans collectively evaluated for impairment	29.3	8.4	26.1	1.6	—	65.4
Allowance for loan losses	$32.9	$8.4	$30.5	$1.8	$—	$73.6

As of September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$49.8	$—	$20.4	$2.2	$—	$72.4
Collectively evaluated for impairment	5,747.0	1,078.3	1,316.8	262.6	3.2	8,407.9
Total loans held for investment	$5,796.8	$1,078.3	$1,337.2	$264.8	$3.2	$8,480.3

Three Months Ended September 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33.5	$7.6	$33.1	$1.5	$—	$75.7
Provision charged to operating expense	(0.7)	2.6	1.5	—	—	3.4
Less loans charged-off	(1.7)	(3.1)	(2.6)	—	—	(7.4)
Add back recoveries of loans previously charged-off	0.6	1.0	1.3	—	—	2.9
Ending balance	$31.7	$8.1	$33.3	$1.5	$—	$74.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2
Provision charged to operating expense	4.8	5.2	(2.2)	(0.3)	—	7.5
Less loans charged-off	(3.0)	(8.1)	(4.5)	(0.1)	—	(15.7)
Add back recoveries of loans previously charged-off	1.3	3.3	1.9	0.1	—	6.6
Ending balance	$31.7	$8.1	$33.3	$1.5	$—	$74.6

As of December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$6.2	$—	$4.4	$0.2	$—	$10.8
Loans collectively evaluated for impairment	25.4	8.7	26.2	1.0	—	61.3
Allowance for loan losses	$31.6	$8.7	$30.6	$1.2	$—	$72.1

As of December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$58.3	$—	$23.8	$1.1	$—	$83.2
Collectively evaluated for impairment	5,118.5	1,034.4	1,191.6	135.1	4.9	7,484.5
Total loans held for investment	$5,176.8	$1,034.4	$1,215.4	$136.2	$4.9	$7,567.7

The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with GAAP. The methodology used to assess the adequacy is consistently applied to the Company’s loan portfolio and consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

An allowance for loan losses is established for loans acquired deemed credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2018 and December 31, 2017, the Company’s allowance for loan losses included $0.6 million and $1.0 million related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(7)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$14.9	$11.3	$10.1	$10.0
OREO acquired through acquisition	0.6	—	0.6	1.2
Additions	3.2	1.4	10.6	3.2
Valuation adjustments	(0.1)	(0.2)	(0.1)	(0.3)
Dispositions	(1.3)	(2.1)	(3.9)	(3.7)
Ending balance	$17.3	$10.4	$17.3	$10.4

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.6 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company had $2.0 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2018 and none as of December 31, 2017.

(8)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes. As of September 30, 2018, the Company does not have an existing agreement.

The Company also enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third party financial institution. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

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

The notional amounts and estimated fair values of the Company’s derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	September 30, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$386.8	$11.3	$344.2	$7.5
Interest rate lock commitments	62.9	1.1	60.7	1.3
Total derivative assets	$449.7	$12.4	$404.9	$8.8

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$386.8	$11.1	$344.2	$7.8
Forward loan sales contracts	77.4	0.2	88.8	0.1
Total derivative liabilities	$464.2	$11.3	$433.0	$7.9

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2018, the Company did not record any hedge ineffectiveness.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$11.3	$—	$11.3	$1.0	$1.8	$8.5
Mortgage related derivatives	1.1	—	1.1	—	—	1.1
Total derivatives	12.4	—	12.4	1.0	1.8	9.6
Total assets	$12.4	$—	$12.4	$1.0	$1.8	$9.6

Financial Liabilities
Interest rate swap contracts	$11.1	$—	$11.1	$1.0	$10.0	$0.1
Mortgage related derivatives	0.2	—	0.2	—	—	0.2
Total derivatives	11.3	—	11.3	1.0	10.0	0.3
Repurchase agreements	635.9	—	635.9	—	635.9	—
Total liabilities	$647.2	$—	$647.2	$1.0	$645.9	$0.3

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$7.5	$—	$7.5	$2.4	$—	$5.1
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	8.8	—	8.8	2.4	—	6.4
Total assets	$8.8	$—	$8.8	$2.4	$—	$6.4

Financial Liabilities
Interest rate swap contracts	$7.8	$—	$7.8	$2.4	$3.3	$2.1
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	7.9	—	7.9	2.4	3.3	2.2
Repurchase agreements	643.0	—	643.0	—	643.0	—
Total liabilities	$650.9	$—	$650.9	$2.4	$646.3	$2.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$—	$(0.7)	$—	$(1.1)
Reclassification adjustment for derivatives net (gains) losses included in income	—	1.1	—	1.1
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	0.1	—	0.4	—
Amount of net fee income recognized in other non-interest income	—	0.2	0.9	0.4
Amount of net gains recognized in mortgage banking revenues	—	0.4	—	0.5

(9)	Capital Stock

The Company had 38,107,555 shares of Class A common stock and 22,501,994 shares of Class B common stock outstanding as of September 30, 2018. The Company had 33,560,202 shares of Class A common stock and 22,905,357 shares of Class B common stock outstanding as of December 31, 2017.

On August 16, 2018, the Company issued 3,837,540 shares of its Class A common stock with an aggregate value of $173.3 million as consideration for the acquisition of Northwest. In addition, during the nine months ended September 30, 2018, the Company issued 11,389 shares of its Class A common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $0.5 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.

During the nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of its Class A common stock other than stock repurchases which were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$41.4	$27.3	$119.8	$72.3
Weighted average common shares outstanding for basic earnings per share computation	58,254,575	56,094,401	56,951,029	49,514,818
Dilutive effects of stock-based compensation	385,900	436,467	378,998	486,064
Weighted average common shares outstanding for diluted earnings per common share computation	58,640,475	56,530,868	57,330,027	50,000,882

Basic earnings per common share	$0.71	$0.49	$2.10	$1.46
Diluted earnings per common share	$0.71	$0.48	$2.09	$1.45

Anti-dilutive unvested time restricted stock	4,376	—	120,553	94,210

The Company had 154,176 and 174,696 shares of unvested restricted stock as of September 30, 2018 and 2017, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(11)	Regulatory Capital

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the “Basel III Capital Rules”) substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The capital conservation buffer required under Basel III began to phase in starting January 1, 2016 and will be fully implemented on January 1, 2019.

As of September 30, 2018 and December 31, 2017, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Banks, as of September 30, 2018 and December 31, 2017 are presented in the following tables:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,254.8	12.76%	$971.1	9.875%	$1,032.6	10.50%	$983.4	10.00%
FIB	1,107.7	12.28	890.5	9.875	946.9	10.50	901.8	10.00
INB	77.6	9.86	77.7	9.875	82.7	10.50	78.7	10.00
Tier 1 risk-based capital:
Consolidated	1,181.2	12.01	774.5	7.875	835.9	8.50	786.7	8.00
FIB	1,034.0	11.47	710.2	7.875	766.5	8.50	721.5	8.00
INB	77.6	9.86	62.0	7.875	66.9	8.50	63.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,096.8	11.15	626.9	6.375	688.4	7.00	639.2	6.50
FIB	1,034.0	11.47	574.9	6.375	631.3	7.00	586.2	6.50
INB	77.6	9.86	50.2	6.375	55.1	7.00	51.2	6.50
Leverage capital ratio:
Consolidated	1,181.2	9.73	485.6	4.000	485.6	4.00	607.0	5.00
FIB	1,034.0	8.77	471.8	4.000	471.8	4.00	589.7	5.00
INB	77.6	9.81	31.7	4.000	31.7	4.00	39.6	5.00

	Actual		Adequately Capitalized Basel III Phase-In Schedule		Adequately Capitalized Basel III Fully Phased-In		Well Capitalized (1)
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$806.5	9.25%	$915.5	10.50%	$871.9	10.00%
FIB	1,066.6	12.29	802.7	9.25	911.2	10.50	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	632.1	7.25	741.1	8.50	697.5	8.00
FIB	994.4	11.46	629.1	7.25	737.6	8.50	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	501.3	5.75	610.3	7.00	566.7	6.50
FIB	994.4	11.46	499.0	5.75	607.4	7.00	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	469.9	4.00	469.9	4.00	587.4	5.00
FIB	994.4	8.48	469.1	4.00	469.1	4.00	586.3	5.00

(1) The ratios for the requirements to be deemed “well capitalized” are only applicable to FIB and INB. However, the Company manages its capital position as if the requirements apply to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

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

As of September 30, 2018, the Company had commitments under construction contracts of $5.4 million.

On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank ("IIBK"), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho, in an all-stock transaction valued at approximately $181.3 million in aggregate, or $22.73 per share of IIBK stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company's footprint and will provide the Company with an expanded presence in several high-growth markets, including Boise and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and IIBK shareholder approval.

On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank ("CMYF"), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho, in an all-stock transaction valued at approximately $21.5 million in aggregate, or $17.20 per share of CMYF stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company’s footprint and will provide the Company with an expanded presence in North Idaho's high-growth markets. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and CMYF shareholder approval.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.5 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2018.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2018, commitments to extend credit to existing and new borrowers approximated $2,515.4 million, which included $701.8 million on unused credit card lines and $942.1 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2018, the Company had outstanding standby letters of credit of $45.0 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Investment securities available-for sale:
Change in net unrealized gains during period	$(6.3)	$(1.8)	$(1.7)	$(0.8)	$(4.6)	$(1.0)
Reclassification adjustment for net gains included in net income	—	(0.8)	—	(0.3)	—	(0.5)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	0.5	0.5	0.1	0.2	0.4	0.3
Unrealized (gain) loss on derivatives	—	(0.6)	—	(0.3)	—	(0.3)
Reclassification adjustment for derivatives net (gains) losses included in income	—	1.1	—	0.5	—	0.6
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.2)	(0.2)	—	(0.1)	(0.2)	(0.1)
Total other comprehensive income (loss)	$(6.0)	$(1.8)	$(1.6)	$(0.8)	$(4.4)	$(1.0)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Investment securities available-for sale:
Change in net unrealized gains during period	$(33.9)	$15.6	$(8.9)	$6.1	$(25.0)	$9.5
Reclassification adjustment for net gains included in net income	—	(0.8)	—	(0.3)	—	(0.5)
Change in unamortized loss on available- for-sale securities transferred into held-to- maturity	1.5	1.4	0.4	0.6	1.1	0.8
Unrealized (gain) loss on derivatives	—	(1.1)	—	(0.4)	—	(0.7)
Reclassification adjustment for derivatives net (gains) losses included in income	—	1.1	—	0.4	—	0.7
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.5)	(1.1)	(0.1)	(0.4)	(0.4)	(0.7)
Total other comprehensive income (loss)	$(32.9)	$15.1	$(8.6)	$6.0	$(24.3)	$9.1

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2018	December 31, 2017
Net unrealized gain (loss) on investment securities available-for-sale	$(40.3)	$(13.3)
Net unrealized gain (loss) on derivatives	—	1.3
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	0.9	—
Net accumulated other comprehensive gain (loss)	$(39.4)	$(12.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(15)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

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

Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing and loan to value ratio, among other things. Observable data is then adjusted to reflect changes in interest rates, the Company’s estimated pull-through rate and estimated direct costs necessary to complete the commitment into a closed loan net of origination and processing fees collected from the borrower.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$3.0	$—	$3.0	$—
Obligations of U.S. government agencies	560.9	—	560.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,425.6	—	1,425.6	—
Private mortgage-backed securities	73.0	—	73.0	—
Corporate securities	92.1	—	92.1	—
Other investments	4.2	—	4.2	—
Loans held for sale	37.7	—	37.7	—
Derivative assets:
Interest rate swap contracts	11.3	—	11.3	—
Interest rate lock commitments	1.1	—	1.1	—
Derivative liabilities:
Interest rate swap contracts	11.1	—	11.1	—
Forward loan sale contracts	0.2	—	0.2	—
Deferred compensation plan assets	13.0	—	13.0	—
Deferred compensation plan liabilities	13.0	—	13.0	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$28.7	$—	$—	$28.7
Other real estate owned	0.6	—	—	0.6
Long-lived assets to be disposed of by sale	3.5	—	—	3.5

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$32.6	$—	$—	$32.6
Other real estate owned	1.3	—	—	1.3
Long-lived assets to be disposed of by sale	0.8	—	—	0.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2018, certain impaired loans with a carrying value of $43.5 million were reduced by specific valuation allowance allocations of $8.2 million and partial loan charge-offs of $6.6 million resulting in a reported fair value of $28.7 million. As of December 31, 2017, certain impaired loans with a carrying value of $54.8 million were reduced by specific valuation allowance allocations of $10.8 million and partial loan charge-offs of $11.4 million resulting in a reported fair value of $32.6 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the nine months ended September 30, 2018 and 2017.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2018, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $4.0 million, which was reduced by write-downs of $0.5 million, resulting in a fair value of $3.5 million. As of December 31, 2017, long-lived assets to be disposed of by sale with carrying values of $0.8 million, had zero write-downs resulting in a fair value of $0.8 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$28.7	$32.6	Appraisal	Appraisal adjustment	0.0%	-	78.1%	(26.1%)
Other real estate owned	0.6	1.3	Appraisal	Appraisal adjustment	8.0%	-	96.2%	(11.6%)
Long-lived assets to be disposed of by sale	3.5	0.8	Appraisal	Appraisal adjustment	0.0%	-	0.0%	0.0%

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2018	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$965.0	$965.0	$965.0	$—	$—
Investment debt securities available-for-sale	2,158.8	2,158.8	—	2,158.8	—
Investment debt securities held-to-maturity	417.8	407.4	—	407.4	—
Accrued interest receivable	48.0	48.0	—	48.0	—
Mortgage servicing rights, net	27.0	41.8	—	41.8	—
Loans held for sale	37.7	37.7	—	37.7	—
Net loans held for investment	8,480.3	8,406.8	—	8,378.1	28.7
Derivative assets	12.4	12.4	—	12.4	—
Deferred compensation plan assets	13.0	13.0	—	13.0	—
Total financial assets	$12,160.0	$12,090.9	$965.0	$11,097.2	$28.7

Financial liabilities:
Total deposits, excluding time deposits	$9,560.3	$9,560.3	$9,560.3	$—	$—
Time deposits	1,285.3	1,269.2	—	1,269.2	—
Securities sold under repurchase agreements	635.9	635.9	—	635.9	—
Other borrowed funds	1.5	1.5	—	1.5	—
Accrued interest payable	6.7	6.7	—	6.7	—
Long-term debt	22.4	19.6	—	19.6	—
Subordinated debentures held by subsidiary trusts	86.9	82.4	—	82.4	—
Derivative liabilities	11.3	11.3	—	11.3	—
Deferred compensation plan liabilities	13.0	13.0	—	13.0	—
Total financial liabilities	$11,623.3	$11,599.9	$9,560.3	$2,039.6	$—

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

The new revenue recognition standards became effective for the Company on January 1, 2018, and did not have a material impact to our net income, or have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged.  ASU 2016-02 will be effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Additionally, in July 2018, the FASB issued ASU 2018-11 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has determined the new guidance in ASU 2016-02 will have an immaterial impact on its consolidated financial statements, results of operations or liquidity.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company’s financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company’s income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments in ASU 2016-15 are intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

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

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in ASU 2017-04 remove Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The amendments in ASU 2017-04 were early adopted by the Company in the third quarter of 2018, in conjunction with its annual goodwill impairment test. The annual test did not result in any impairment.

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

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently amortizes premiums on callable debt securities to the earliest call date. As such, the amendments in ASU 2017-08 will not impact the Company’s consolidated financial statements, results of operations and liquidity.

ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award’s fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning after December 15, 2017. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the beginning balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The purpose of this updated guidance is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The updated amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $3.1 million, reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments in this Update removes, modifies, and adds to the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

additional disclosures until their effective date. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements disclosures.

ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendments in this Update are effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements disclosures.

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On October 24, 2018, the Company declared a quarterly dividend to common shareholders of $0.28 per share, to be paid on November 19, 2018 to shareholders of record as of November 9, 2018.

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

When we refer to “we,” “our,” “us” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiaries, First Interstate Bank (“FIB”) and Inland Northwest Bank (“INB”), collectively referred to as the “Banks”, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc.

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

A more detailed discussion of each of the foregoing risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These factors and the other risk factors described in the Company’s periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the Company’s forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. Investors and others are encouraged to read the more detailed discussion of the Company’s risks contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Executive Overview

We are a financial and bank holding company incorporated as a Montana corporation in 1971, headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ under the symbol “FIBK.” As of September 30, 2018, we had consolidated assets of $13.4 billion, deposits of $10.8 billion, loans of $8.5 billion and total stockholders’ equity of $1.7 billion. We currently operate 147 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiaries, FIB and INB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

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

Recent Trends and Developments

During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions. We will continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.

On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank ("IIBK"), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho, in an all-stock transaction valued at approximately $181.3 million in aggregate, or $22.73 per share of IIBK stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company's footprint and will provide the Company with an expanded presence in several high-growth markets, including Boise and Coeur d’Alene, Idaho. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and IIBK shareholder approval.

On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank ("CMYF"), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho, in an all-stock transaction valued at approximately $21.5 million in aggregate, or $17.20 per share of CMYF stock. The Company believes the transaction, if completed on the terms contemplated, will complement the Company’s footprint and will provide the Company with an expanded presence in North Idaho's high-growth markets. The transaction has been approved by the boards of directors of both companies and is expected to close and convert data processing systems in the second quarter of 2019, subject to customary conditions, including regulatory approval and CMYF shareholder approval.

On August 16, 2018, the Company completed its acquisition of Northwest, the parent company of INB, a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon and Washington. The Company is expected to merge INB with its existing bank subsidiary, FIB, on November 9, 2018. Consideration for the acquisition included $176.3 million, consisting of the issuance of 3.8 million shares of the Company's Class A common stock valued at $45.15 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock exchange on the acquisition date. The Company paid approximately $3.0 million in cash related to Northwest warrants, which were included in the consideration paid. Holders of each share of Northwest common stock received 0.516 shares of First Interstate Class A common stock for each share of Northwest common stock. Additionally, all Northwest stock purchase warrants outstanding immediately prior to the close of the transaction were canceled in exchange for the right to receive a cash payment as provided in the Agreement. Previously unvested Northwest restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close.

On May 30, 2017, we acquired all of the outstanding stock of Cascade Bancorp, parent company of Bank of the Cascades, or BOTC, an Oregon-based community bank with 46 banking offices across Oregon, Idaho and Washington. Each outstanding share of Cascade Bancorp was converted into the right to receive 0.14864 shares of our Class A common stock and $1.91 in cash. The merger consideration represented an aggregate purchase price of $541.0 million. With the completion of the merger, we became a regional community bank with a geographic footprint that spans Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Integration of BOTC into FIB was completed on August 11, 2017.

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

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar bank holding companies on factors that include return on average assets, return on average equity, total shareholder return, and growth in earnings.

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

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan with identified weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe to be sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 also incorporates the available loss history data from BOTC prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses.”

Goodwill

The excess purchase price over the fair value of net assets from acquisitions or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a two-step quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on an analysis of our market value, discounted cash flows and peer values. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market-based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 describes our accounting policy with regard to goodwill.

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

Results of Operations

The financial statements as of September 30, 2018 are inclusive of the effects of the combined results of operations of the Northwest acquisition, which closed in August 2018, and the Cascade acquisition, which closed in May 2017. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.

•
Net income for the third quarter of 2018 was $41.4 million, or $0.71 per diluted share, compared to $27.3 million, or $0.48 per diluted share, for the third quarter of 2017. Included in net income were $3.1 million and $13.0 million of acquisition related expenses for the third quarter of 2018 and 2017, respectively. The after-tax impact of acquisition related expenses on earnings per share was $0.04 and $0.15 per share for the respective quarterly periods.

•
Net interest income was $110.0 million for the third quarter of 2018, up from $100.8 million in the third quarter of 2017, as a result of the INB acquisition, organic loan growth and increased yields on earning assets.

•
Net interest margin increased to 3.88% from 3.71% in the third quarter of 2017. The increase in net interest margin is the result of the higher yields on earning assets. Excluding the impact of charged-off interest and interest accretion on acquired loans, the net interest margin ratio was 3.73%, an increase of 24 basis points from the same period in the prior year.

•
Non-interest income was $36.2 million, as compared to $38.3 million in the third quarter of 2018, primarily due to decreases in payment services revenues related to the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge).

•
Non-interest expense was $90.7 million for the third quarter of 2018, as compared to $94.7 million for the third quarter of 2017. Non-interest expense included $3.1 million and $13.0 million of acquisition related costs for the respective quarters. Included in non-interest expense in the third quarter of 2018 were operational expenses related to INB of $2.5 million.

•
The third quarter of 2018 efficiency ratio was 60.7%, compared to 66.7% for the third quarter of 2017. Efficiency ratios for the third quarter of 2018 and for the third quarter of 2017 were elevated as a result of acquisition related costs incurred in each quarter.

•
Total loan balances at September 30, 2018 increased $903.7 million from December 31, 2017, primarily due to $713.1 million of INB loans related to the Northwest acquisition with the remaining increase of $190.6 million due to organic growth.

•
Deposit balances at September 30, 2018 increased $910.7 million from December 31, 2017, primarily due to $696.3 million of INB deposits related to the Northwest acquisition with the remaining increase of $214.4 million due to organic growth.

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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,128.9	$104.3	5.09%	$7,579.3	$94.7	4.96%
Investment securities (2)	2,590.7	14.6	2.24	2,601.8	12.9	1.96
Interest bearing deposits in banks	563.4	2.8	1.97	709.8	2.3	1.29
Federal funds sold	16.8	—	—	0.8	—	—
Total interest earnings assets	$11,299.8	$121.7	4.27%	$10,891.7	$109.9	4.00%
Non-earning assets	1,440.8			1,359.5
Total assets	$12,740.6			$12,251.2
Interest bearing liabilities:
Demand deposits	$2,915.4	$2.3	0.31%	$2,785.9	$1.6	0.23%
Savings deposits	3,174.1	3.4	0.42	3,209.7	2.3	0.28
Time deposits	1,206.3	3.2	1.05	1,194.3	2.3	0.76
Repurchase agreements	633.6	0.7	0.44	597.6	0.4	0.23
Other borrowed funds	2.7	0.1	14.69	20.0	0.4	6.94
Long-term debt	19.2	0.4	8.27	19.9	0.2	5.16
Subordinated debentures held by subsidiary trusts	84.7	1.1	5.15	82.5	0.8	3.94
Total interest bearing liabilities	$8,036.0	$11.2	0.55%	$7,909.9	$8.0	0.40%
Non-interest bearing deposits	3,029.4			2,826.5
Other non-interest bearing liabilities	103.3			105.0
Stockholders’ equity	1,571.9			1,409.8
Total liabilities and stockholders’ equity	$12,740.6			$12,251.2
Net FTE interest income		$110.5			$101.9
Less FTE adjustments (2)		(0.5)			(1.1)
Net interest income from consolidated statements of income		$110.0			$100.8
Interest rate spread			3.72%			3.60%
Net FTE interest margin (3)			3.88%			3.71%
Cost of funds, including non-interest bearing demand deposits (4)			0.40%			0.29%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)
Interest income and average rates for tax exempt loans and securities are presented on a FTE basis. The federal income tax rate of 21% and 35% was utilized at September 30, 2018 and September 30, 2017, respectively.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$7,804.5	$293.3	5.02%	$6,384.1	$233.5	4.89%
Investment securities (2)	2,658.8	43.3	2.18	2,333.6	34.0	1.94
Interest bearing deposits in banks	521.0	6.9	1.77	620.5	4.8	1.05
Federal funds sold	6.0	—	—	0.9	—	—
Total interest earnings assets	$10,990.3	$343.5	4.18%	$9,339.1	$272.3	3.90%
Non-earning assets	1,362.0			1,060.0
Total assets	12,352.3			$10,399.1
Interest bearing liabilities:
Demand deposits	$2,842.0	$5.7	0.27%	$2,486.0	$4.0	0.21%
Savings deposits	3,132.6	8.5	0.36	2,617.3	5.5	0.28
Time deposits	1,161.4	8.1	0.93	1,094.5	5.9	0.72
Repurchase agreements	641.4	1.8	0.38	574.5	0.9	0.20
Other borrowed funds	1.9	0.2	14.07	20.0	1.0	6.94
Long-term debt	16.4	0.9	7.34	12.0	0.5	5.59
Subordinated debentures held by subsidiary trusts	83.2	3.0	4.82	82.5	2.3	3.80
Total interest bearing liabilities	$7,878.9	$28.2	0.48%	$6,886.8	$20.1	0.39%
Non-interest bearing deposits	2,892.4			2,257.1
Other non-interest bearing liabilities	96.8			73.6
Stockholders’ equity	1,484.2			1,181.6
Total liabilities and stockholders’ equity	$12,352.3			$10,399.1
Net FTE interest income		$315.3			$252.2
Less FTE adjustments (2)		(1.7)			(3.2)
Net interest income from consolidated statements of income		$313.6			$249.0
Interest rate spread			3.70%			3.51%
Net FTE interest margin (3)			3.84%			3.61%
Cost of funds, including non-interest bearing demand deposits (4)			0.35%			0.29%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)
Interest income and average rates for tax exempt loans and securities are presented on an FTE basis. The federal income tax rate of 21% and 35% was utilized at September 30, 2018 and September 30, 2017, respectively.

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

Our net interest income on an FTE basis increased $8.6 million, or 8.4%, to $110.5 million during the three months ended September 30, 2018, as compared to $101.9 million for the same period in 2017, and increased $63.1 million, or 25.0%, to $315.3 million during the nine months ended September 30, 2018, as compared to $252.2 million for the same period in 2017. The increases in 2018 are primarily attributable to higher outstanding loan balances as a result of the recent acquisitions and organic loan growth. Additionally, FTE interest income was positively impacted by higher yields on loans, investment securities, and interest bearing deposits in banks, which were partially offset by higher costs of funds, primarily influenced by increases in the Federal Funds rate.

Net interest income included interest accretion related to the fair valuation of acquired loans of $3.6 million during the three months ended September 30, 2018, of which $1.5 million was the result of early loan payoffs, and $9.6 million during the nine months ended September 30, 2018, of which $3.7 million was the result of early loan payoffs. This compares to interest accretion of $4.0 million during the three months ended September 30, 2017, of which $2.1 million was the result of early loan payoffs, and $6.9 million during the nine months ended September 30, 2017, of which $2.9 million was the result of early loan payoffs.

Recoveries of charged-off interest also impacted net FTE interest income. Charged-off interest recoveries were $0.7 million and $3.3 million during the three and nine months ended September 30, 2018, as compared to $2.0 million and $4.6 million during the same respective periods in 2017.

Our net interest margin ratio increased 17 basis points to 3.88% for the three months ended September 30, 2018, as compared to 3.71% for the same period in 2017. Similarly, our net interest margin ratio increased 23 basis points to 3.84% for the nine months ended September 30, 2018, as compared to 3.61% for the same period in 2017. Increases in net FTE interest margin ratio during the three months ended September 30, 2018, as compared to the same period in 2017, and during the nine months ended September 30, 2018, as compared to the same period in 2017 were primarily due to increases in average outstanding loans and higher yields on interest earning assets, which were offset by small increases in funding costs.

Exclusive of the impact of interest accretion on acquired loans and recoveries of previously charged-off interest, our net interest margin ratio was 3.73% during the three months ended September 30, 2018, as compared to 3.49% for the same period in 2017, a 24 basis point increase, and 3.68% during the nine months ended September 30, 2018, as compared to 3.45% in the same period in 2017, a 23 basis point increase.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and nine month periods ended September 30, 2018 and 2017. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$6.9	$2.7	$9.6	$52.0	$7.8	$59.8
Investment securities (1)	(0.1)	1.8	1.7	4.7	4.6	9.3
Interest bearing deposits in banks	(0.5)	1.0	0.5	(0.8)	2.9	2.1
Total change	6.3	5.5	11.8	55.9	15.3	71.2
Interest bearing liabilities:
Demand deposits	0.1	0.6	0.7	0.6	1.1	1.7
Savings deposits	—	1.1	1.1	1.1	1.9	3.0
Time deposits	—	0.9	0.9	0.4	1.8	2.2
Repurchase agreements	—	0.3	0.3	0.1	0.8	0.9
Other borrowed funds	(0.3)	—	(0.3)	(0.9)	0.1	(0.8)
Long-term debt	—	0.2	0.2	0.2	0.2	0.4
Subordinated debentures held by subsidiary trusts	—	0.3	0.3	—	0.7	0.7
Total change	(0.2)	3.4	3.2	1.4	6.7	8.1
Increase in FTE net interest income (1)	$6.5	$2.1	$8.6	$54.5	$8.6	$63.1

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management’s estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $2.0 million during the three months ended September 30, 2018, as compared to $3.4 million during same period in 2017. During the nine months ended September 30, 2018, we recorded a provision for loan losses of $7.0 million, as compared to $7.5 million during the same period in 2017. Changes in the provision for loan loss between quarters are reflective of management’s assessment of the adequacy of our allowance for loan losses.

For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for loan losses, see “Financial Condition – Allowance for Loan Losses” included herein.

Non-interest Income

Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2018	2017			2018	2017
Payment services revenues	$10.1	$12.4	$(2.3)	(18.5)%	$33.5	$31.0	$2.5	8.1%
Mortgage banking revenues	6.7	8.2	(1.5)	(18.3)	19.3	22.5	(3.2)	(14.2)
Wealth management revenues	5.8	5.5	0.3	5.5	17.5	15.6	1.9	12.2
Service charges on deposit accounts	5.7	5.9	(0.2)	(3.4)	16.6	15.3	1.3	8.5
Other service charges, commissions and fees	3.4	3.6	(0.2)	(5.6)	11.1	9.6	1.5	15.6
Loss on termination of interest rate swap	—	(1.1)	1.1	NM	—	(1.1)	1.1	NM
Investment securities gains (losses), net	—	0.8	(0.8)	NM	—	0.8	(0.8)	NM
Other income	4.5	3.0	1.5	50.0	11.0	10.9	0.1	0.9
Total non-interest income	$36.2	$38.3	$(2.1)	(5.5)%	$109.0	$104.6	$4.4	4.2%

Total non-interest income decreased $2.1 million, or 5.5%, to $36.2 million for the three months ended September 30, 2018, as compared to $38.3 million for the same period in 2017 and increased $4.4 million, or 4.2%, to $109.0 million for the nine months ended September 30, 2018, as compared to $104.6 million during the same period in 2017. Significant components of theses fluctuations are discussed below.

Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $2.3 million, or 18.5%, to $10.1 million during the three months ended September 30, 2018, as compared to $12.4 million during the same period in 2017. For the nine months ended September 30, 2018, payment services revenues increased $2.5 million, or 8.1%, when compared to the same period in 2017. A decrease in payment services revenues of $3.2 million during the three months ended September 30, 2018 was attributable to the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge) which impacted our Company beginning July 1, 2018. This decrease was offset by increases in debit card and credit card volume resulting in higher interchange revenues during the three and nine months ended September 30, 2018.

Mortgage banking revenues decreased $1.5 million, or 18.3%, to $6.7 million during the three months ended September 30, 2018, as compared to $8.2 million during the same period in 2017. For the nine months ended September 30, 2018, mortgage banking revenues decreased $3.2 million, or 14.2%, when compared to the same period in 2017. The decrease is primarily related to a reduction in refinance activity and compression to our gain on sale margins. Our overall loan production for originated home purchases was approximately 85.1% and 78.3% of production for the three and nine months ended September 30, 2018, respectively, compared to 78.7% and 73.2% for the same periods in 2017.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $1.5 million, or 50.0%, to $4.5 million during the three months ended September 30, 2018, as compared to $3.0 million during the same period in 2017, primarily due to a $1.7 million valuation adjustment of our class B shares of Visa, Inc. The total value of our class B shares of Visa, Inc. is approximately $3.0 million as of September 30, 2018. For the nine months ended September 30, 2018, other income was stable when compared to the same period in 2017.

Non-interest Expense

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2018	2017			2018	2017
Salaries and wages	$36.8	$34.7	$2.1	6.1%	$105.7	$88.4	$17.3	19.6%
Employee benefits	11.9	10.2	1.7	16.7	35.5	29.6	5.9	19.9
Outsourced technology services	6.8	6.6	0.2	3.0	20.9	17.9	3.0	16.8
Occupancy, net	6.5	6.1	0.4	6.6	18.8	16.0	2.8	17.5
Furniture and equipment	3.5	3.1	0.4	12.9	9.5	8.2	1.3	15.9
OREO expense, net of income	0.2	0.2	—	—	0.3	0.2	0.1	50.0
Professional fees	1.9	1.9	—	—	5.2	4.7	0.5	10.6
FDIC insurance premiums	1.4	1.7	(0.3)	(17.6)	4.3	3.4	0.9	26.5
Mortgage servicing rights amortization	0.8	0.8	—	—	2.3	2.1	0.2	9.5
Mortgage servicing rights impairment (recovery)	—	—	—	—	—	(0.1)	0.1	NM
Core deposit intangibles amortization	2.0	1.9	0.1	5.3	5.5	3.6	1.9	52.8
Other expenses	15.8	14.5	1.3	9.0	48.1	40.9	7.2	17.6
Acquisition related expenses	3.1	13.0	(9.9)	NM	5.4	23.9	(18.5)	NM
Total non-interest expense	$90.7	$94.7	$(4.0)	(4.2)%	$261.5	$238.8	$22.7	9.5%

Non-interest expense decreased $4.0 million, or 4.2%, to $90.7 million during the three months ended September 30, 2018 as compared to the same period in 2017. Included in non-interest expenses for the three months ended September 30, 2018 and 2017 are $3.1 million and $13.0 million of expenses related to acquisitions, including legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs, respectively. For the nine months ended September 30, 2018, non-interest expense increased $22.7 million, or 9.5%, to $261.5 million when compared to the same period in 2017. Included in non-interest expenses for the nine months ended September 30, 2018 and 2017 are $5.4 million and $23.9 million of acquisition related expenses, respectively. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $2.1 million, or 6.1%, to $36.8 million during the three months ended September 30, 2018, as compared to $34.7 million during the same period in 2017 and increased $17.3 million, or 19.6%, to $105.7 million during the nine months ended September 30, 2018, as compared to $88.4 million during the same period in 2017. These increases primarily reflect the salaries and wages for INB and BOTC employees who joined the Company in August 2018 and May 2017, respectively.

Employee benefits expense increased $1.7 million, or 16.7%, to $11.9 million during the three months ended September 30, 2018, as compared to $10.2 million during the same period in 2017, primarily due to an increase in profit sharing plan expense as a result of our increased return on equity. Employee benefits expense increased $5.9 million, or 19.9%, to $35.5 million during the nine months ended September 30, 2018, as compared to $29.6 million during the same period in 2017. The increase in employee benefits expense in 2018, as compared to 2017, primarily due to additional benefits costs resulting from the BOTC acquisition.

Other expenses increased $1.3 million, or 9.0%, to $15.8 million during the three months ended September 30, 2018, as compared to $14.5 million during the same period in 2017, primarily due to normal fluctuations in operating expenses and to an increase in size of the Company due to the recent acquisitions. For the nine months ended September 30, 2018, other expenses increased $7.2 million, or 17.6%, to $48.1 million as compared to the same period in 2017 with the larger increases related to new market tax credit amortization, normal fluctuations in operating expenses, and increases as a result of the acquisition of BOTC, which closed in May 2017.

Income Tax Expense

Our effective tax rate decreased to 22.6% for the three months ended September 30, 2018 compared to 33.5% for the three months ended September 30, 2017. Similarly, our effective rate decreased to 22.3% for the nine months ended September 30, 2018 as compared to 32.7% in the same period of 2017. Both decreases are primarily related to a lower effective tax rate resulting from the enactment of the 2017 Tax Cuts and Jobs Act.

Financial Condition

Total Assets

Total assets increased $1,142.5 million, or 9.4%, to $13,355.8 million as of September 30, 2018, from $12,213.3 million as of December 31, 2017, primarily as a result of the recent acquisition of Northwest and an increase in our legacy outstanding loan balances which was partially offset by a decrease in investment securities. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans increased $903.7 million, or 11.9%, to $8,518.0 million as of September 30, 2018, as compared to $7,614.3 million as of December 31, 2017, due to $713.1 million of INB acquired loans related to the Northwest acquisition and $190.6 million of organic growth. Organic growth was primarily in commercial, agricultural, and consumer loans and commercial, agricultural, and residential real estate loans.
Loans Held for Investment
Loans held for investment increased $912.6 million, or 12.1%, to $8,480.3 million as of September 30, 2018, as compared to $7,567.7 million as of December 31, 2017, due to $713.1 million of INB acquired loans related to the Northwest acquisition and $199.5 million of organic growth. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $620.0 million, or 12.0%, to $5,796.8 million as of September 30, 2018, as compared to $5,176.8 million as of December 31, 2017. Exclusive of $492.0 million of INB acquired loans, total real estate loans increased $128.0 million, or 2.5%. Within the portfolio, commercial loans increased organically $86.4 million, or 3.1%, to $3,213.1 million, construction loans increased organically $12.4 million, or 1.8%, to $784.7 million, residential loans increased organically $10.8 million, or 0.7%, and agricultural loans increased organically $18.4 million, or 11.6% as of September 30, 2018.
Total consumer loans increased $43.9 million, or 4.2%, to $1,078.3 million as of September 30, 2018, from $1,034.4 million as of December 31, 2017. Exclusive of $7.7 million of INB acquired loans, consumer loans increased organically $36.2 million, or 3.5%. The increase was driven by indirect, credit card, and other consumer loans due to increases in loan transactions and credit card loans.
Commercial loans increased $121.8 million, or 10.0%, to $1,337.2 million as of September 30, 2018, from $1,215.4 million as of December 31, 2017. Exclusive of $110.9 million of INB acquired loans, commercial loans increased organically$10.9 million, or 0.9%. This growth primarily occurred in Western Montana and Wyoming.
Agricultural loans increased $128.6 million, or 94.4%, to $264.8 million as of September 30, 2018, from $136.2 million as of December 31, 2017. Exclusive of $101.7 million of INB acquired loans, agricultural loans increased organically $26.9 million, or 19.8%. This growth was primarily attributable to Montana and South Dakota.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $8.9 million, or 19.1%, to $37.7 million as of September 30, 2018, from $46.6 million as of December 31, 2017. This decrease is due to a decline in overall volume of mortgage loan originations.

Non-performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Non-performing loans:
Non-accrual loans	$61.2	$69.3	$63.1	$69.4	$74.5
Accruing loans past due 90 days or more	5.2	6.1	3.7	3.1	5.7
Total non-performing loans	66.4	75.4	66.8	72.5	80.2
OREO	17.3	14.9	11.0	10.1	10.3
Total non-performing assets	$83.7	$90.3	$77.8	$82.6	$90.5
Troubled debt restructurings not included above	$5.9	$7.2	$6.9	$12.6	$10.9
Non-performing loans to total loans	0.78%	0.97%	0.87%	0.95%	1.06%
Non-performing assets to total loans and OREO	0.98	1.16	1.02	1.08	1.20
Non-performing assets to total assets	0.63	0.74	0.63	0.68	0.74

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest. Impaired loans include all loans risk rated doubtful, loans placed on non-accrual status and loans renegotiated in troubled debt restructurings, with the exception of consumer loans. We monitor and evaluate collateral values on impaired loans quarterly. Appraisals are required on all impaired loans every 18-24 months, or sooner as conditions necessitate. We update valuations on collateral underlying oil and gas credits based on recent market-based oil price forecasts provided by an independent third party. We also monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The collateral valuation is then compared to the loan balance and any resulting shortfall is recorded in the allowance for loan losses as a specific valuation allowance. Provisions for loan losses are impacted by changes in the specific valuation allowances and historical or general valuation elements of the allowance for loan losses. Agricultural real estate non-performing loans increased $9.3 million, to $12.9 million as of September 30, 2018, from $3.6 million as of December 31, 2017, primarily due to the addition of two non-accrual loans.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2018	Percent of Total	December 31, 2017	Percent of Total
Real estate:
Commercial	$15.5	23.3%	$27.1	37.4%
Construction:
Land acquisition and development	4.1	6.2	3.3	4.6
Commercial	3.6	5.4	3.8	5.2
Residential	0.6	0.9	1.7	2.3
Total construction	8.3	12.5	8.8	12.1
Residential	8.2	12.4	8.6	11.8
Agricultural	12.9	19.4	3.6	5.0
Total real estate	44.9	67.6	48.1	66.3
Consumer	3.4	5.1	3.3	4.6
Commercial	15.8	23.8	20.3	28.0
Agricultural	2.3	3.5	0.8	1.1
Total non-performing loans	$66.4	100.0%	$72.5	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $1.6 million and $1.8 million would have been accrued for the nine months ended September 30, 2018 and 2017, respectively. Non-accrual loans decreased approximately $8.2 million, to $61.2 million as of September 30, 2018, from $69.4 million as of December 31, 2017. Accruing loans past due 90 days or more increased $2.1 million, or 67.7%, primarily due to an increase in residential real estate loans. Other real estate owned increased $7.2 million, or 71.3%, from December 31, 2017. The increase in other real estate owned was driven by $10.6 million in foreclosures, consisting primarily of one land and seven commercial property assets, offset by $3.9 million in dispositions.

Allowance for Loan Losses

The Company performs a quarterly assessment of the adequacy of its allowance for loan losses in accordance with GAAP. The methodology used to assess the adequacy is consistently applied to the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of known and inherent risk in our loan portfolio at each balance sheet date. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies - Allowance for Loan Losses.”

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company’s expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2018, the Company determined that an allowance of $0.6 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under GAAP.

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
The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Balance at beginning of period	$74.1	$73.5	$72.1	$74.6	$75.7
Provision charged to operating expense	2.0	2.9	2.1	3.5	3.4
Charge offs:
Real estate
Commercial	0.3	0.6	0.5	0.8	1.1
Construction	0.3	—	—	0.3	0.4
Residential	0.1	0.7	0.3	0.4	0.2
Consumer	3.0	2.8	2.7	3.2	3.1
Commercial	1.1	0.9	1.7	2.3	2.6
Agricultural	—	—	—	0.3	—
Total charge-offs	4.8	5.0	5.2	7.3	7.4
Recoveries:
Real estate
Commercial	—	0.5	1.0	—	0.3
Construction	0.5	0.1	0.1	—	0.2
Residential	0.1	0.2	0.1	0.1	0.1
Consumer	1.2	1.3	1.1	1.0	1.0
Commercial	0.5	0.6	2.0	0.2	1.3
Agricultural	—	—	0.2	—	—
Total recoveries	2.3	2.7	4.5	1.3	2.9
Net charge-offs	2.5	2.3	0.7	6.0	4.5
Balance at end of period	$73.6	$74.1	$73.5	$72.1	$74.6

Period end loans	$8,518.0	$7,758.7	$7,646.8	$7,614.3	$7,552.1
Average loans	8,128.9	7,688.0	7,590.6	7,539.8	7,579.4
Net loans charged-off to average loans, annualized	0.12%	0.12%	0.04%	0.32%	0.24%
Allowance to period end loans	0.86	0.96	0.96	0.95	0.99

Our allowance for loan losses was $73.6 million, or 0.86% of period end loans, as of September 30, 2018, as compared to $72.1 million, or 0.95% of period end loans, as of December 31, 2017. This decrease as a percentage of period end loans was primarily driven by the addition of loans from new acquisitions, as they are added to the portfolio on a fair value basis with no corresponding allowance. Although we have established our allowance for loan losses in accordance with GAAP in the United States and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

Investment Securities.

We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities decreased $116.6 million, or 4.3%, to $2,576.6 million, or 19.3% of total assets, as of September 30, 2018, from $2,693.2 million, or 22.1% of total assets, as of December 31, 2017. As of September 30, 2018, the estimated duration of our investment portfolio was 2.8 years, as compared to 2.7 years as of December 31, 2017.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2018, we had investment securities with fair values aggregating $908.3 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $34.5 million as of September 30, 2018 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended September 30, 2018 or 2017.

Cash and Cash Equivalents.

Cash and cash equivalents increased $206.1 million, or 27.2%, to $965.0 million as of September 30, 2018, from $758.9 million as of December 31, 2017. The increase is primarily attributable to an increase in organic deposits, cash and cash equivalents of INB acquired in the Northwest acquisition, and a decrease in our investment portfolio. These increases were partially offset by organic loan growth funded through available funds as of September 30, 2018.

Goodwill and Other Intangible Assets.

Goodwill increased $101.7 million, or 22.9%, to $546.4 million as of September 30, 2018, from $444.7 million as of December 31, 2017, attributable to the finalization of the Cascade acquisition and provisional goodwill of $100.8 million recorded in conjunction with the acquisition of Northwest. Core deposit intangibles, net of accumulated amortization, increased $10.2 million, or 20.8%, to $59.3 million as of September 30, 2018, from $49.1 million as of December 31, 2017, attributable to provisional core deposit intangibles of $15.7 million recorded in conjunction with the acquisition of Northwest offset by amortization expense.

Company-Owned Life Insurance.

Company-owned life insurance increased $13.1 million, or 5.0%, to $273.7 million as of September 30, 2018, from $260.6 million as of December 31, 2017, primarily attributable to provisional amounts of $9.5 million recorded in conjunction with the acquisition of INB.

Premises and equipment.

Premises and equipment, net of accumulated depreciation increased $2.3 million, or 1.0%, to $244.2 million as of September 30, 2018, from $241.9 million as of December 31, 2017, attributable to provisional amounts of $14.0 million of INB premises and equipment recorded in conjunction with the acquisition of Northwest offset by depreciation expense.

Deferred Tax Asset / Liability

As of September 30, 2018, we had a net deferred tax liability of $3.0 million, as compared to a net deferred tax asset of $4.0 million as of December 31, 2017, primarily as a result of Federal and State net operating loss carryover utilization and Federal tax credit carryover utilization.

Other Assets.

Other assets increased $8.1 million, or 5.6%, to $153.9 million as of September 30, 2018, from $145.8 million as of December 31, 2017. The increase is primarily attributable to provisional amounts of $6.5 million recorded for INB assets in conjunction with the acquisition of Northwest.

Deposits

Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $910.7 million, or 9.2%, to $10,845.6 million as of September 30, 2018, from $9,934.9 million as of December 31, 2017, primarily as a result of the acquisition of INB deposits in conjunction with the acquisition of Northwest. Exclusive of $696.3 million of INB deposits that were acquired, deposits grew organically $214.4 million, or 2.2%, compared to December 31, 2017. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2018	Percent of Total	December 31, 2017	Percent of Total
Non-interest bearing demand	$3,261.2	30.0%	$2,900.0	29.2%
Interest bearing:
Demand	3,013.3	27.8	2,787.5	28.1
Savings	3,285.8	30.3	3,095.4	31.2
Time, $100 and over	496.3	4.6	432.0	4.3
Time, other (1)	789.0	7.3	720.0	7.2
Total interest bearing	$7,584.4	70.0%	$7,034.9	70.8%
Total deposits	$10,845.6	100.0%	$9,934.9	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $109.5 million and brokered deposits of $25.5 million as of September 30, 2018 and $94.2 million and zero as of December 31, 2017, respectively.

Long-term debt.

Long-term debt increased $9.3 million, or 71.0%, to $22.4 million as of September 30, 2018, from $13.1 million as of December 31, 2017, primarily attributable to liabilities related to new market tax credits and provisional amounts of $7.0 million of FHLB advances for INB recorded in conjunction with the acquisition of Northwest.

Other Borrowings

Other borrowings decreased $18.5 million as of September 30, 2018 compared to December 31, 2017, due to the redemption of an unsecured subordinated term loan, offset by $1.5 million of an INB unsecured subordinated term loan acquired in the Northwest acquisition.

Capital Resources and Liquidity Management

Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $226.8 million, or 15.9%, to $1,654.4 million as of September 30, 2018, from $1,427.6 million as of December 31, 2017, due to the retention of earnings, stock-based compensation, proceeds from stock option exercises, and the issuance of additional shares of Class A common stock with an aggregate value of $173.3 million as partial consideration for the acquisition of Northwest. This increase was offset by other comprehensive loss, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.

On October 24, 2018, the Company’s board of directors declared a dividend of $0.28 per common share, payable on November 19, 2018, to common stockholders of record as of November 9, 2018. The dividend equates to a 2.5% annual yield based on the $44.54 average closing pricing of the Company’s common stock during the third quarter of 2018.
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord, satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the “Basel III Capital

Rules”) substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions.

The capital conservation buffer, which began to phase in on January 1, 2016, will be fully implemented by January 1, 2019. As of September 30, 2018 and December 31, 2017, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

	Actual		Regulatory minimum to be “well capitalized” (1)
September 30, 2018	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,254.8	12.76%	$983.4	10.00%
FIB	1,107.7	12.28	901.8	10.00
INB	77.6	9.86	78.7	10.00
Tier 1 risk-based capital:
Consolidated	1,181.2	12.01	786.7	8.00
FIB	1,034.0	11.47	721.5	8.00
INB	77.6	9.86	63.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,096.8	11.15	639.2	6.50
FIB	1,034.0	11.47	586.2	6.50
INB	77.6	9.86	51.2	6.50
Leverage capital ratio:
Consolidated	1,181.2	9.73	607.0	5.00
FIB	1,034.0	8.77	589.7	5.00
INB	77.6	9.81	39.6	5.00

	Actual		Regulatory minimum to be “well capitalized” (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,112.5	12.76%	$871.9	10.00%
FIB	1,066.6	12.29	867.8	10.00
Tier 1 risk-based capital:
Consolidated	1,040.3	11.93	$697.5	8.00
FIB	994.4	11.46	694.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	962.4	11.04	$566.7	6.50
FIB	994.4	11.46	564.1	6.50
Leverage capital ratio:
Consolidated	1,040.3	8.86	$587.4	5.00
FIB	994.4	8.48	586.3	5.00
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

As a holding company, we are a corporation separate and apart from our subsidiary Banks’ and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by the Banks’ and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect the ability of our Banks’ to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2018, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2018, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2018.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
July 2018	—	$—	—	24,123
August 2018	—	—	—	24,123
September 2018	1,094	45.70	—	24,123
Total	1,094	$45.70	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable or required.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 7, 2018	By:	/S/ KEVIN P. RILEY
Kevin P. Riley
President and Chief Executive Officer

Date:	November 7, 2018	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

* Filed herewith.
** Furnished herewith.