Form 10-Q
period 2019-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2019-05-08
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, no par value	FIBK	NASDAQ
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 31, 2019 – Class A common stock	38,461,948
March 31, 2019 – Class B common stock	22,374,171

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$213.6	$244.1
Interest bearing deposits in banks	741.5	577.8
Federal funds sold	0.1	0.1
Total cash and cash equivalents	955.2	822.0
Investment securities:
Available-for-sale	2,572.0	2,270.7
Held-to-maturity (estimated fair values of $118.0 and $400.7 at March 31, 2019 and December 31, 2018, respectively)	117.0	406.8
Total investment securities	2,689.0	2,677.5
Loans held for investment	8,459.2	8,470.4
Mortgage loans held for sale	34.0	33.3
Total loans	8,493.2	8,503.7
Less allowance for loan losses	72.4	73.0
Net loans	8,420.8	8,430.7
Goodwill	546.3	546.7
Company-owned life insurance	275.8	275.1
Premises and equipment, net of accumulated depreciation	298.2	245.2
Core deposit intangibles, net of accumulated amortization	54.6	56.9
Accrued interest receivable	46.5	44.9
Mortgage servicing rights, net of accumulated amortization and impairment reserve	27.9	27.7
Other real estate owned (“OREO”)	21.1	14.4
Other assets	162.8	159.1
Total assets	$13,498.2	$13,300.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,158.7	$3,158.3
Interest bearing	7,656.0	7,522.4
Total deposits	10,814.7	10,680.7
Securities sold under repurchase agreements	672.6	712.4
Accounts payable and accrued expenses	142.6	94.1
Accrued interest payable	10.0	7.8
Deferred tax liability, net	18.7	8.6
Long-term debt	15.8	15.8
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	11,761.3	11,606.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2019 or December 31, 2018	—	—
Common stock	866.6	866.7
Retained earnings	874.7	851.8
Accumulated other comprehensive loss, net	(4.4)	(24.6)
Total stockholders’ equity	1,736.9	1,693.9
Total liabilities and stockholders’ equity	$13,498.2	$13,300.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$111.4	$91.7
Interest and dividends on investment securities:
Taxable	15.1	13.2
Exempt from federal taxes	0.5	0.6
Interest on deposits in banks	3.6	2.1
Total interest income	130.6	107.6
Interest expense:
Interest on deposits	12.1	6.2
Interest on securities sold under repurchase agreements	1.0	0.4
Interest on other borrowed funds	—	0.1
Interest on other debt	0.3	0.2
Interest on subordinated debentures held by subsidiary trusts	1.2	0.9
Total interest expense	14.6	7.8
Net interest income	116.0	99.8
Provision for loan losses	3.7	2.1
Net interest income after provision for loan losses	112.3	97.7
Non-interest income:
Payment services revenues	9.4	10.5
Mortgage banking revenues	5.4	5.4
Wealth management revenues	6.1	5.9
Service charges on deposit accounts	5.0	5.6
Other service charges, commissions and fees	4.3	3.9
Investment securities gains (losses), net	—	—
Other income	4.3	3.9
Total non-interest income	34.5	35.2
Non-interest expense:
Salaries and wages	36.1	34.6
Employee benefits	14.4	11.3
Outsourced technology services	7.9	7.0
Occupancy, net	7.0	6.3
Furniture and equipment	3.5	3.1
OREO expense, net of income	0.1	0.2
Professional fees	1.9	1.2
FDIC insurance premiums	1.5	1.5
Mortgage servicing rights amortization	0.9	0.8
Core deposit intangibles amortization	2.3	1.8
Other expenses	15.9	15.8
Acquisition related expenses	2.3	2.3
Total non-interest expense	93.8	85.9
Income before income tax expense	53.0	47.0
Income tax expense	11.4	10.3
Net income	$41.6	$36.7

Earnings per common share (Basic)	$0.69	$0.65
Earnings per common share (Diluted)	$0.69	$0.65
Weighted average common shares outstanding (Basic)	60,311,171	56,241,201
Weighted average common shares outstanding (Diluted)	60,598,070	56,652,178
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$41.6	$36.7
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	33.6	(23.7)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5
Defined benefit post-retirement benefits plans:
Change in net actuarial gain	(0.2)	(0.1)
Other comprehensive income (loss), before tax	27.4	(23.3)
Deferred tax (expense) benefit related to other comprehensive income	(7.2)	6.1
Other comprehensive income (loss), net of tax	20.2	(17.2)
Comprehensive income, net of tax	$61.8	$19.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	41.6	—	41.6
Other comprehensive income, net of tax expense	—	—	20.2	20.2
Common stock transactions:
38,753 common shares purchased and retired	(2.4)	—	—	(2.4)
200,028 non-vested common shares issued	—	—	—	—
5,385 non-vested common shares forfeited or canceled	—	—	—	—
56,982 stock options exercised, net of 19,004 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	1.9	—	—	1.9
Common cash dividends declared ($0.31 per share)	—	(18.7)	—	(18.7)
Balance at March 31, 2019	$866.6	$874.7	$(4.4)	$1,736.9

Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	36.7	—	36.7
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(17.2)	(17.2)
Common stock transactions:
21,700 common shares purchased and retired	(0.9)	—	—	(0.9)
204,991 non-vested common shares issued	—	—	—	—
16,581 non-vested common shares forfeited or canceled	—	—	—	—
67,146 stock options exercised, net of 20,469 shares tendered in payment of option price and income tax withholding amounts	0.8	—	—	0.8
Stock-based compensation expense	1.1	—	—	1.1
Common cash dividends declared ($0.28 per share)	—	(15.7)	—	(15.7)
Balance at March 31, 2018	$688.0	$776.7	$(32.3)	$1,432.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$41.6	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3.7	2.1
Depreciation and amortization	7.5	6.6
Net premium amortization on investment securities	2.0	2.8
Realized and unrealized net gains on mortgage banking activities	(4.7)	(1.6)
Net loss (gain) on sale of OREO	(0.4)	—
Write-downs of OREO and other assets pending disposal	0.3	—
Deferred income tax expense	2.7	10.1
Net increase in cash surrender value of company-owned life insurance	(0.7)	(1.3)
Stock-based compensation expense	1.9	1.1
Originations of mortgage loans held for sale	(129.8)	(204.1)
Proceeds from sales of mortgage loans held for sale	132.7	218.8
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(1.6)	(0.9)
(Increase) decrease in other assets	(3.7)	3.9
Increase in accrued interest payable	2.2	0.1
Decrease in accounts payable and accrued expenses	(6.1)	(10.9)
Net cash provided by operating activities	47.6	63.4
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(161.3)	(212.9)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	11.3	22.2
Available-for-sale	164.0	114.9
Extensions of credit to customers, net of repayments	(3.2)	(53.3)
Recoveries of loans charged-off	1.7	4.5
Proceeds from sale of OREO	1.8	0.3
Capital expenditures, net of sales	(2.2)	(2.4)
Net cash provided by (used in) investing activities	$12.1	$(126.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase (decrease) in deposits	$134.0	$91.0
Net (decrease) increase in securities sold under repurchase agreements	(39.8)	(9.2)
Net decrease in other borrowed funds	—	(20.0)
Advances on long-term debt	—	2.6
Proceeds from issuance of common stock	0.4	0.8
Purchase and retirement of common stock	(2.4)	(0.9)
Dividends paid to common stockholders	(18.7)	(15.7)
Net cash provided by financing activities	73.5	48.6
Net increase (decrease) in cash and cash equivalents	133.2	(14.7)
Cash and cash equivalents at beginning of period	822.0	758.9
Cash and cash equivalents at end of period	$955.2	$744.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$4.6
Cash paid during the period for interest expense	12.4	7.7

Supplemental disclosures of non-cash investing and financing activities:
Amortization of unrealized gains and losses on transfers of securities	$—	$0.5
Right-of-use assets obtained in exchange for operating lease liabilities	54.6	—
Transfer of loans to other real estate owned	8.4	1.2
Capitalization of internally originated mortgage servicing rights	1.1	1.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2019 and December 31, 2018, the results of operations for each of the three month periods ended March 31, 2019 and 2018, and cash flows and changes in stockholders’ equity for each of the three month periods ended March 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2018 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2019 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Leases

We have leased branches and office space and have entered into various other agreements in conducting our business. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. Some of our lease agreements have contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses. As discussed in “Note 16 – Recent Authoritative Accounting Guidance” included in this report, we adopted ASU 2016-02, as of January 1, 2019.

Pursuant to ASU 2016-02, all of our long-term operating leases outstanding on December 31, 2018 continued to be classified as operating leases. Our capital lease outstanding at December 31, 2018 is classified as a financing lease. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset, within the Premises and Equipment line item, and an operating lease liability, within the Other Liabilities line item, on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Prior to our adoption of ASU 2016-02, when our lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances that reduced our lease expense, we capitalized the improvements as incurred and recognized deferred rent, which was amortized over the shorter of the lease term or the expected useful life of the improvements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(2)	Acquisitions

Idaho Independent Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank (“IIBK”), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems will occur in June 2019. Consideration for the acquisition was $157.3 million, consisting of the issuance of 3.871 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in the consideration.

Community 1st Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank (“CMYF”), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems will occur in June 2019. Consideration for the acquisition was $18.8 million, consisting of the issuance of 0.463 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration.

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

The assets and liabilities of Northwest were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $100.7 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Northwest and the Company.

The following table summarizes the consideration paid, fair values of the Northwest assets acquired and liabilities assumed, and the resulting goodwill. The amounts reported for net deferred tax assets and goodwill are provisional pending completion of the Company's review of tax items.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	As Recorded	Fair Value		As Recorded
As of August 16, 2018	by Northwest	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$31.2	$—		$31.2
Investment securities	3.1	—		3.1
Loans held for investment	727.9	(14.8)	(1)	713.1
Allowance for loan loss	(8.0)	8.0	(2)	—
Premises and equipment	14.5	—		14.5
Other real estate owned (“OREO”)	0.3	0.3		0.6
Core deposit intangible assets	2.4	13.3	(3)	15.7
Other assets	29.3	(10.0)	(4)	19.3
Total assets acquired	800.7	(3.2)		797.5

Liabilities assumed:
Deposits	696.1	0.2	(5)	696.3
Accounts payable and accrued expense	8.1	(0.4)	(6)	7.7
Long term debt	13.0	0.1		13.1
Trust preferred securities	5.2	(0.8)	(7)	4.4
Deferred tax liability, net	(1.2)	1.6	(8)	0.4
Total liabilities assumed	721.2	0.7		721.9

Net assets acquired	$79.5	$(3.9)		$75.6

Consideration paid:
Cash				$3.0
Class A common stock				173.3
Total consideration paid				176.3

Goodwill				$100.7

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by Northwest. Note adjustments to the marks for deferred tax assets and premises and equipment were made since the prior quarter, none of which were material. The adjustments had no impact on 2018 earnings and a net decrease to goodwill of $0.4 million from the December 31, 2018 reported balances.

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

(2)	Adjustment to remove the Northwest allowance for loan losses at acquisition date, as the credit risk is included in the fair value adjustment for loans receivable described in (1) above.
(3)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon valuation from an independent accounting and advisory firm.
(4)	Adjustment consists of reductions to the fair value of other items, including the removal of Northwest previously recorded goodwill.
(5)
Increase in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition based upon valuation from an independent accounting and advisory firm.

(6)	Decrease due to the write-off of off balance sheet reserves.
(7)	Write down of the book value of debt to the estimated fair values on the date of acquisition based upon favorable interest rates in the market.
(8)	Adjustment consists of the write-off of pre-existing deferred tax assets and purchase accounting adjustments as a result of the acquisition.

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

The accompanying consolidated statements of income for the three months ended March 31, 2019, include the results of operations of the acquired entity from the August 16, 2018 acquisition date. The acquired entity continued to operate as INB until November 9, 2018 at which point INB’s operations were integrated with the Company’s operations, and INB merged with FIB.
The Company recorded $2.3 million and $2.3 million in pre-tax acquisition related expenses for the three months ended March 31, 2019 and 2018. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Legal and Professional Fees	$0.3	$0.5
Employee Expenses	0.6	0.1
Technology Conversion and Contract Termination	0.8	1.5
Other	0.6	0.2
Total Acquisition Related Expenses	$2.3	$2.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)	Goodwill and Core Deposit Intangibles

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
Goodwill

	As of March 31,
	2019	2018
Net carrying value at beginning of three month period	$546.7	$444.7
Measurement period adjustment to previously recorded goodwill	(0.4)	0.9
Net carrying value at end of period	$546.3	$445.6

Core deposit intangibles (“CDI”)

	As of March 31,
	2019	2018
Gross CDI, beginning of period	$89.7	$74.0
Accumulated amortization	(35.1)	(26.7)
Net CDI, end of period	$54.6	$47.3

The Company recorded $2.3 million and $1.8 million of CDI amortization expense for the three months ended March 31, 2019 and 2018.

CDI are evaluated for impairment if events and circumstances indicate a possible impairment and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2019 remaining	$6.6
2020	8.1
2021	7.5
2022	6.9
2023	6.3
Thereafter	19.2
Total	$54.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(4)     Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$4.0	$—	$—	$4.0
State, county and municipal securities	77.7	0.8	(0.1)	78.4
Obligations of U.S. government agencies	601.4	0.3	(4.0)	597.7
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,735.9	9.4	(12.4)	1,732.9
Private mortgage-backed securities	66.2	—	(0.9)	65.3
Corporate securities	92.1	0.2	(0.3)	92.0
Other investments	1.7	—	—	1.7
Total	$2,579.0	$10.7	$(17.7)	$2,572.0

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$67.6	$1.5	$(0.2)	$68.9
Obligations of U.S. government agencies	19.8	—	(0.2)	19.6
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.3	—	—	1.3
Corporate securities	28.2	—	(0.1)	28.1
Other investments	0.1	—	—	0.1
Total	$117.0	$1.5	$(0.5)	$118.0

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$2.6	$—	$—	$2.6
Obligations of U.S. government agencies	569.3	0.1	(10.2)	559.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,566.4	2.5	(24.1)	1,544.8
Private mortgage-backed securities	72.0	—	(1.8)	70.2
Corporate securities	92.9	—	(1.0)	91.9
Other investments	2.0	—	—	2.0
Total	$2,305.2	$2.6	$(37.1)	$2,270.7

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$150.9	$1.8	$(0.9)	$151.8
Obligations of U.S. government agencies	19.8	—	(0.3)	19.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	189.7	0.3	(6.5)	183.5
Corporate securities	46.3	0.1	(0.6)	45.8
Other investments	0.1	—	—	0.1
Total	$406.8	$2.2	$(8.3)	$400.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

At December 31, 2018, we had $406.8 million of investment securities classified as held to maturity. As a result of the adoption of ASU 2017-12 discussed in “Note 16 – Recent Authoritative Accounting Guidance” included in this report, the Company transferred investment securities classified as held-to-maturity to investment securities available-for-sale. At the time of transfer, the amortized cost and fair value of these securities totaled $281.1 million and $275.0 million, respectively. In addition, the unrealized loss of $6.0 million was recorded in the consolidated statement of comprehensive income.

There were no material gross realized gains and losses from the disposition of available-for-sale investment securities for the three month periods ended March 31, 2019 and 2018.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county and municipal securities	$—	$—	$16.2	$(0.1)	$16.2	$(0.1)
Obligations of U.S. government agencies	336.8	(2.8)	129.7	(1.2)	466.5	(4.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	535.9	(6.9)	450.3	(5.5)	986.2	(12.4)
Private mortgage-backed securities	—	—	64.5	(0.9)	64.5	(0.9)
Corporate securities	—	—	36.9	(0.3)	36.9	(0.3)
Total	$872.7	$(9.7)	$697.6	$(8.0)	$1,570.3	$(17.7)

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$9.0	$(0.1)	$16.6	$(0.1)	$25.6	$(0.2)
Obligations of U.S. government agencies	19.6	(0.2)	—	—	19.6	(0.2)
Corporate securities	—	—	28.0	(0.1)	28.0	(0.1)
Total	$28.6	$(0.3)	$44.6	$(0.2)	$73.2	$(0.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$363.1	$(7.9)	$154.5	$(2.3)	$517.6	$(10.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	735.2	(14.5)	503.7	(9.6)	1,238.9	(24.1)
Private mortgage-backed securities	—	—	69.4	(1.8)	69.4	(1.8)
Corporate securities	24.9	(0.2)	51.4	(0.8)	76.3	(1.0)
Total	$1,123.2	$(22.6)	$779.0	$(14.5)	$1,902.2	$(37.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$25.9	$(0.3)	$57.1	$(0.6)	$83.0	$(0.9)
Obligations of U.S. government agencies	19.5	(0.3)	—	—	19.5	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45.0	(2.2)	120.2	(4.3)	165.2	(6.5)
Corporate securities	—	—	39.6	(0.6)	39.6	(0.6)
Total	$90.4	$(2.8)	$216.9	$(5.5)	$307.3	$(8.3)
The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 551 and 760 individual investment securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, respectively, related primarily to fluctuations in the current interest rates. As of March 31, 2019, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during the three month periods ended March 31, 2019 or 2018.

Maturities of investment securities at March 31, 2019 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$497.2	$496.0	$44.9	$44.8
After one year but within five years	1,509.8	1,504.9	44.2	44.1
After five years but within ten years	395.3	395.5	24.3	25.5
After ten years	176.7	175.6	3.6	3.6
Total	$2,579.0	$2,572.0	$117.0	$118.0

As of March 31, 2019, the Company had investment securities callable within one year with amortized costs and estimated fair values of $121.3 million and $121.5 million, respectively. These investment securities are primarily included in the after one year but within five years category in the table above. As of March 31, 2019, the Company had callable structured notes with amortized costs and estimated fair values of $2.0 million and $2.0 million, respectively. These callable structured notes, which are classified as available-for-sale, are included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	March 31, 2019	December 31, 2018
Real estate loans:
Commercial	$3,255.8	$3,235.4
Construction:
Land acquisition & development	292.7	321.6
Residential	233.1	242.8
Commercial	312.1	274.3
Total construction loans	837.9	838.7
Residential	1,529.5	1,542.0
Agricultural	210.4	217.4
Total real estate loans	5,833.6	5,833.5
Consumer:
Indirect consumer	775.7	787.8
Other consumer	194.1	200.6
Credit card	77.2	81.8
Total consumer loans	1,047.0	1,070.2
Commercial	1,342.1	1,310.3
Agricultural	234.7	254.8
Other, including overdrafts	1.8	1.6
Loans held for investment	8,459.2	8,470.4
Mortgage loans held for sale	34.0	33.3
Total loans	$8,493.2	$8,503.7

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$12.6	$7.2	$2.5	$22.3	$3,222.4	$11.1	$3,255.8
Construction:
Land acquisition & development	1.2	0.7	0.4	2.3	286.6	3.8	292.7
Residential	2.2	—	—	2.2	229.6	1.3	233.1
Commercial	—	—	—	—	311.9	0.2	312.1
Total construction loans	3.4	0.7	0.4	4.5	828.1	5.3	837.9
Residential	4.6	1.6	0.2	6.4	1,517.2	5.9	1,529.5
Agricultural	4.0	0.9	0.3	5.2	202.8	2.4	210.4
Total real estate loans	24.6	10.4	3.4	38.4	5,770.5	24.7	5,833.6
Consumer:
Indirect consumer	6.5	1.1	0.5	8.1	765.6	2.0	775.7
Other consumer	1.4	0.7	0.3	2.4	191.2	0.5	194.1
Credit card	0.6	0.5	0.7	1.8	75.4	—	77.2
Total consumer loans	8.5	2.3	1.5	12.3	1,032.2	2.5	1,047.0
Commercial	4.0	4.1	1.7	9.8	1,317.0	15.3	1,342.1
Agricultural	1.3	1.3	0.5	3.1	229.0	2.6	234.7
Other, including overdrafts	—	—	—	—	1.8	—	1.8
Loans held for investment	38.4	18.1	7.1	63.6	8,350.5	45.1	8,459.2
Mortgage loans originated for sale	—	—	—	—	34.0	—	34.0
Total loans	$38.4	$18.1	$7.1	$63.6	$8,384.5	$45.1	$8,493.2

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of the dates indicated:

	March 31, 2019	December 31, 2018
Outstanding balance	$40.9	$43.4
Carrying value
Loans on accrual status	28.0	30.2
Total carrying value	$28.0	$30.2

The following table summarizes changes in the accretable yield for loans acquired deemed credit impaired for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$8.9	$7.3
Accretion income	(0.7)	(0.7)
Reductions due to exit events	(0.3)	(0.2)
Reclassifications from non-accretable differences	0.5	0.8
Ending balance	$8.4	$7.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for non-accrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.6 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

The Company considers impaired loans to include all originated loans, except consumer loans, that are risk rated as doubtful, or have been placed on non-accrual status or renegotiated in troubled debt restructurings, and all loans acquired with evidence of deterioration in credit quality and for which it was probable, at acquisition, that the Company would be unable to collect all contractual amounts owed. The following tables present information on the Company’s recorded investment in impaired loans as of the dates indicated:

As of March 31, 2019	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$27.0	$10.7	$10.6	$21.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.4	3.8	0.3
Residential	1.5	0.9	0.4	1.3	—
Commercial	0.6	0.1	—	0.1	—
Total construction loans	12.1	1.4	3.8	5.2	0.3
Residential	8.9	4.2	3.3	7.5	0.5
Agricultural	2.7	2.4	0.2	2.6	—
Total real estate loans	50.7	18.7	17.9	36.6	1.5
Commercial	24.3	5.8	14.0	19.8	5.1
Agricultural	5.0	1.6	3.2	4.8	0.5
Total	$80.0	$26.1	$35.1	$61.2	$7.1

As of December 31, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22.2	$8.6	$7.7	$16.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.5	3.9	0.2
Residential	1.1	0.6	0.4	1.0	0.1
Commercial	0.7	0.2	—	0.2	—
Total construction loans	11.8	1.2	3.9	5.1	0.3
Residential	8.8	5.7	2.0	7.7	0.3
Agricultural	12.9	12.5	0.2	12.7	—
Total real estate loans	55.7	28.0	13.8	41.8	1.3
Commercial	24.1	5.5	14.4	19.9	5.2
Agricultural	3.2	2.5	0.6	3.1	0.3
Total	$83.0	$36.0	$28.8	$64.8	$6.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$39.3	$—	$56.1	$—
Commercial	19.9	—	22.1	—
Agricultural	3.9	—	1.5	—
Total	$63.1	$—	$79.7	$—

Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.6 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $22.7 million as of March 31, 2019, of which $16.9 million were included in non-accrual loans and $5.8 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $23.4 million as of December 31, 2018, of which $17.8 million were included in non-accrual loans and $5.6 million were on accrual status.

The Company had no material troubled debt restructurings that occurred during the three months ended March 31, 2019.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2019 or 2018.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2019. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At March 31, 2019, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of March 31, 2019	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$100.4	$90.9	$2.8	$194.1
Construction:
Land acquisition & development	5.1	2.2	3.4	10.7
Residential	0.9	2.2	0.9	4.0
Commercial	1.8	4.1	—	5.9
Total construction loans	7.8	8.5	4.3	20.6
Residential	2.6	8.9	1.9	13.4
Agricultural	15.7	18.0	0.1	33.8
Total real estate loans	126.5	126.3	9.1	261.9
Consumer:
Indirect consumer	0.3	2.7	0.1	3.1
Direct consumer	0.3	0.8	0.1	1.2
Total consumer loans	0.6	3.5	0.2	4.3
Commercial	42.3	46.5	11.3	100.1
Agricultural	16.8	18.3	1.1	36.2
Total	$186.2	$194.6	$21.7	$402.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$102.5	$87.4	$2.9	$192.8
Construction:
Land acquisition & development	5.0	7.0	3.3	15.3
Residential	2.8	2.0	0.4	5.2
Commercial	1.7	3.9	—	5.6
Total construction loans	9.5	12.9	3.7	26.1
Residential	3.0	10.8	0.7	14.5
Agricultural	9.0	24.0	0.1	33.1
Total real estate loans	124.0	135.1	7.4	266.5
Consumer:
Indirect consumer	0.7	2.1	0.1	2.9
Direct consumer	0.3	0.8	0.1	1.2
Total consumer loans	1.0	2.9	0.2	4.1
Commercial	39.4	45.8	11.8	97.0
Agricultural	14.4	17.8	1.5	33.7
Total	$178.8	$201.6	$20.9	$401.3

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended March 31, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0
Provision charged to operating expense	(1.7)	2.0	3.6	(0.2)	—	3.7
Less loans charged-off	(2.1)	(3.0)	(0.8)	(0.1)	—	(6.0)
Add back recoveries of loans previously charged-off	0.2	1.1	0.4	—	—	1.7
Ending balance	$27.4	$8.8	$34.5	$1.7	$—	$72.4

As of March 31, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.5	$—	$5.1	$0.5	$—	$7.1
Loans collectively evaluated for impairment	25.9	8.8	29.4	1.2	—	65.3
Allowance for loan losses	$27.4	$8.8	$34.5	$1.7	$—	$72.4

As of March 31, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$36.6	$—	$19.8	$4.8	$—	$61.2
Collectively evaluated for impairment	5,797.0	1,047.0	1,322.3	229.9	1.8	8,398.0
Total loans held for investment	$5,833.6	$1,047.0	$1,342.1	$234.7	$1.8	$8,459.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended March 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1
Provision charged to operating expense	1.8	0.7	(0.7)	0.3	—	2.1
Less loans charged-off	(0.8)	(2.7)	(1.7)	—	—	(5.2)
Add back recoveries of loans previously charged-off	1.2	1.1	2.0	0.2	—	4.5
Ending balance	$33.9	$7.8	$30.1	$1.7	$—	$73.5

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.3	$—	$5.2	$0.3	$—	$6.8
Loans collectively evaluated for impairment	29.7	8.7	26.1	1.7	—	66.2
Allowance for loan losses	$31.0	$8.7	$31.3	$2.0	$—	$73.0

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$41.8	$—	$19.9	$3.1	$—	$64.8
Collectively evaluated for impairment	5,791.7	1,070.2	1,290.4	251.7	1.6	8,405.6
Total loans held for investment	$5,833.5	$1,070.2	$1,310.3	$254.8	$1.6	$8,470.4

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

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or economic factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, the loss factor percentages are based on a three-year loss history for the 2018 period and on a one-year loss history for the comparable periods. The loan loss rates for 2018 also incorporate the available loss history data from Bank of the Cascades prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory conditions and the estimated impact of these factors on historical loss rates.

An allowance for loan losses is established for loans acquired deemed credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of March 31, 2019 and December 31, 2018, the Company’s allowance for loan losses included $0.9 million and $0.8 million related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(7)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$14.4	$10.1
Additions	8.4	1.2
Valuation adjustments	(0.3)	—
Dispositions	(1.4)	(0.3)
Ending balance	$21.1	$11.0

The carrying values of foreclosed residential real estate properties included in other real estate owned were $1.7 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively. The Company had $0.5 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2019 and $0.4 million as of December 31, 2018.

(8)	Derivatives and Hedging Activities

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

	March 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$449.2	$12.7	$403.3	$8.8
Interest rate lock commitments	76.9	1.9	51.0	1.3
Total derivative assets	$526.1	$14.6	$454.3	$10.1

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$449.2	$12.7	$403.3	$8.8
Forward loan sales contracts	90.4	0.8	64.6	0.6
Total derivative liabilities	$539.6	$13.5	$467.9	$9.4

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$12.7	$—	$12.7	$2.0	$7.5	$3.2
Mortgage related derivatives	1.9	—	1.9	—	—	1.9
Total derivatives	14.6	—	14.6	2.0	7.5	5.1
Total assets	$14.6	$—	$14.6	$2.0	$7.5	$5.1

Financial Liabilities
Interest rate swap contracts	$12.7	$—	$12.7	$2.0	$0.2	$10.5
Mortgage related derivatives	0.8	—	0.8	—	—	0.8
Total derivatives	13.5	—	13.5	2.0	0.2	11.3
Repurchase agreements	672.6	—	672.6	—	672.6	—
Total liabilities	$686.1	$—	$686.1	$2.0	$672.8	$11.3

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

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	$—	$0.3
Amount of net fee income recognized in other non-interest income	0.8	0.5
Amount of net gains recognized in mortgage banking revenues	0.4	(0.1)

(9)	Capital Stock

The Company had 38,461,948 shares of Class A common stock and 22,374,171 shares of Class B common stock outstanding as of March 31, 2019. The Company had 38,169,575 shares of Class A common stock and 22,453,672 shares of Class B common stock outstanding as of December 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its Class A common stock other than stock repurchases which were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income	$41.6	$36.7
Weighted average common shares outstanding for basic earnings per share computation	60,311,171	56,241,201
Dilutive effects of stock-based compensation	286,899	410,977
Weighted average common shares outstanding for diluted earnings per common share computation	60,598,070	56,652,178

Basic earnings per common share	$0.69	$0.65
Diluted earnings per common share	$0.69	$0.65

Anti-dilutive unvested time restricted stock	121,452	139,943

The Company had 154,387 and 164,019 shares of unvested restricted stock as of March 31, 2019 and 2018, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(11)	Regulatory Capital

On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the “Basel III Capital Rules”) substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The capital conservation buffer required under Basel III began to phase in starting January 1, 2016 and became fully implemented on January 1, 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of March 31, 2019 and December 31, 2018, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2019 and December 31, 2018 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,310.3	13.23%	$792.4	8.000%	$1,040.0	10.50%	$990.5	10.00%
FIB	1,201.4	12.16	790.2	8.000	1,037.1	10.50	987.8	10.00
Tier 1 risk-based capital:
Consolidated	1,237.9	12.50	594.3	6.000	841.9	8.50	792.4	8.00
FIB	1,129.0	11.43	592.7	6.000	839.6	8.50	790.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,153.7	11.65	445.7	4.500	693.4	7.00	643.8	6.50
FIB	1,129.0	11.43	444.5	4.500	691.4	7.00	642.0	6.50
Leverage capital ratio:
Consolidated	1,237.9	9.76	507.5	4.000	507.5	4.00	634.4	5.00
FIB	1,129.0	8.92	506.3	4.000	506.3	4.00	632.8	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,285.0	12.99%	$791.2	8.00%	$976.6	9.875%	$989.0	10.00%
FIB	1,184.5	12.01	788.8	8.00	973.7	9.875	986.0	10.00
Tier 1 risk-based capital:
Consolidated	1,212.0	12.26	593.4	6.00	778.8	7.875	791.2	8.00
FIB	1,111.6	11.27	591.6	6.00	776.5	7.875	788.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,127.8	11.40	445.0	4.50	630.5	6.375	642.8	6.50
FIB	1,111.6	11.27	443.7	4.50	628.6	6.375	640.9	6.50
Leverage capital ratio:
Consolidated	1,212.0	9.47	511.9	4.00	511.9	4.000	639.9	5.00
FIB	1,111.6	8.97	495.9	4.00	495.9	4.000	619.8	5.00
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
As of March 31, 2019, the Company had commitments under construction contracts of $1.5 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.5 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2019.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2019, commitments to extend credit to existing and new borrowers approximated $2,637.1 million, which included $720.7 million on unused credit card lines and $1,058.9 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At March 31, 2019, the Company had outstanding standby letters of credit of $47.6 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Investment securities available-for sale:
Change in net unrealized gains during period	$33.6	$(23.7)	$8.8	$(6.2)	$24.8	$(17.5)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	—	(1.6)	—	(4.4)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5	—	0.2	—	0.3
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.2)	(0.1)	—	(0.1)	(0.2)	—
Total other comprehensive income (loss)	$27.4	$(23.3)	$7.2	$(6.1)	$20.2	$(17.2)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$(5.1)	$(25.5)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	0.7	0.9
Net accumulated other comprehensive gain (loss)	$(4.4)	$(24.6)

(15)	Fair Value Measurements

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$4.0	$—	$4.0	$—
State, county and municipal securities	78.4	—	78.4	—
Obligations of U.S. government agencies	597.7	—	597.7	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,732.9	—	1,732.9	—
Private mortgage-backed securities	65.3	—	65.3	—
Corporate securities	92.0	—	92.0	—
Other investments	1.7	—	1.7	—
Loans held for sale	34.0	—	34.0	—
Derivative assets:
Interest rate swap contracts	12.7	—	12.7	—
Interest rate lock commitments	1.9	—	1.9	—
Derivative liabilities:
Interest rate swap contracts	12.7	—	12.7	—
Forward loan sale contracts	0.8	—	0.8	—
Deferred compensation plan assets	12.4	—	12.4	—
Deferred compensation plan liabilities	$12.4	$—	$12.4	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$2.6	$—	$2.6	$—
Obligations of U.S. government agencies	559.2	—	559.2	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,544.8	—	1,544.8	—
Private mortgage-backed securities	70.2	—	70.2	—
Corporate securities	91.9	—	91.9	—
Other investments	2.0	—	2.0	—
Loans held for sale	33.3	—	33.3	—
Derivative assets:
Interest rate swap contracts	8.8	—	8.8	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities
Interest rate swap contracts	8.8	—	8.8	—
Forward loan sales contracts	0.6	—	0.6	—
Deferred compensation plan assets	12.1	—	12.1	—
Deferred compensation plan liabilities	$12.1	$—	$12.1	$—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$30.9	$—	$—	$30.9
Other real estate owned	2.0	—	—	2.0
Long-lived assets to be disposed of by sale	$5.5	$—	$—	$5.5

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$24.1	$—	$—	$24.1
Other real estate owned	0.6	—	—	0.6
Long-lived assets to be disposed of by sale	$4.9	$—	$—	$4.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2019, certain impaired loans with a carrying value of $44.2 million were reduced by specific valuation allowance allocations of $7.1 million and partial loan charge-offs of $6.2 million resulting in a reported fair value of $30.9 million. As of December 31, 2018, certain impaired loans with a carrying value of $36.3 million were reduced by specific valuation allowance allocations of $6.8 million and partial loan charge-offs of $5.4 million resulting in a reported fair value of $24.1 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $0.3 million and zero write downs on OREO properties during the three months ended March 31, 2019 and 2018, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.0 million, which was reduced by write-downs of $0.5 million, resulting in a fair value of $5.5 million. As of December 31, 2018, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.4 million, reduced by write-downs of $0.5 million, resulting in a fair value of $4.9 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2019	December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$30.9	$24.1	Appraisal	Appraisal adjustment	0%	-	26%	(13%)
Other real estate owned	2.0	0.6	Appraisal	Appraisal adjustment	8%	-	96%	(39%)
Long-lived assets to be disposed of by sale	$5.5	$4.9	Appraisal	Appraisal adjustment	0%	-	43%	(10%)
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

Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality using an exit price notion. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments.

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$955.2	$955.2	$955.2	$—	$—
Investment debt securities available-for-sale	2,572.0	2,572.0	—	2,572.0	—
Investment debt securities held-to-maturity	117.0	118.0	—	118.0	—
Accrued interest receivable	46.5	46.5	—	46.5	—
Mortgage servicing rights, net	27.9	40.5	—	40.5	—
Loans held for sale	34.0	34.0	—	34.0	—
Net loans held for investment	8,386.8	8,408.6	—	8,377.7	30.9
Derivative assets	14.6	14.6	—	14.6	—
Deferred compensation plan assets	12.4	12.4	—	12.4	—
Total financial assets	$12,166.4	$12,201.8	$955.2	$11,215.7	$30.9

Financial liabilities:
Total deposits, excluding time deposits	$9,408.3	$9,408.3	$9,408.3	$—	$—
Time deposits	1,406.4	1,393.2	—	1,393.2	—
Securities sold under repurchase agreements	672.6	672.6	—	672.6	—
Accrued interest payable	10.0	10.0	—	10.0	—
Long-term debt	15.8	13.9	—	13.9	—
Subordinated debentures held by subsidiary trusts	86.9	85.1	—	85.1	—
Derivative liabilities	13.5	13.5	—	13.5	—
Deferred compensation plan liabilities	12.4	12.4	—	12.4	—
Total financial liabilities	$11,625.9	$11,609.0	$9,408.3	$2,200.7	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$822.0	$822.0	$822.0	$—	$—
Investment debt securities available-for-sale	2,270.7	2,270.7	—	2,270.7	—
Investment debt securities held-to-maturity	406.8	400.7	—	400.7	—
Accrued interest receivable	44.9	44.9	—	44.9	—
Mortgage servicing rights, net	27.7	42.4	—	42.4	—
Loans held for sale	33.3	33.3	—	33.3	—
Net loans held for investment	8,397.4	8,439.7	—	8,415.6	24.1
Derivative assets	10.1	10.1	—	10.1	—
Deferred compensation plan assets	12.1	12.1	—	12.1	—
Total financial assets	$12,025.0	$12,075.9	$822.0	$11,229.8	$24.1

Financial liabilities:
Total deposits, excluding time deposits	$9,363.7	$9,363.7	$9,363.7	$—	$—
Time deposits	1,317.0	1,299.0	—	1,299.0	—
Securities sold under repurchase agreements	712.4	712.4	—	712.4	—
Accrued interest payable	7.8	7.8	—	7.8	—
Long-term debt	15.8	13.0	—	13.0	—
Subordinated debentures held by subsidiary trusts	86.9	84.9	—	84.9	—
Derivative liabilities	9.4	9.4	—	9.4	—
Deferred compensation plan liabilities	12.1	12.1	—	12.1	—
Total financial liabilities	$11,525.1	$11,502.3	$9,363.7	$2,138.6	$—

(16)	Recent Authoritative Accounting Guidance

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged. In July 2018, the FASB issued ASU 2018-11 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $54.6 million and $54.6 million, respectively, with an immaterial impact on its consolidated results of operations and liquidity. The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company elected the hindsight practical expedient to determine the lease term for existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company’s financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company’s income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements, which will be effective on January 1, 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are in the process of implementing a third-party vendor solution. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption will also necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. As the Company amortized premiums on callable debt securities to the earliest call date, the amendments in ASU 2017-08 became effective for the Company on January 1, 2019, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting, including to derivative instruments as well as allow a one-time election to reclassify fixed-rate, prepayable debt securities from a held-to-maturity classification to an available-for-sale classification. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. Guidance related to existing cash flow hedges and, if elected, fair value hedges is to be applied under a modified retrospective approach and guidance related to amended presentation and disclosures is to be applied under a prospective approach. Upon adoption of ASU 2017-12 on January 1, 2019, the guidance did not have an impact on the Company's derivatives and, thus, no adjustments were made related to derivatives. In conjunction with the adoption of ASU 2017-12, the Company made the transition election to reclassify $281.1 million in book value of securities, that qualified, from held-to-maturity to available-for-sale.

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

ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendments in this Update are effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements disclosures.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). The amendments in this Update clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the Update. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, for public business entities. Early adoption is permitted. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements disclosures.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” In October 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The amendments in ASU 2018-16 became effective for the Company in conjunction with the adoption of ASU 2017-12 on January 1, 2019, and did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On May 3, 2019, the Company declared a quarterly dividend to common shareholders of $0.31 per share, to be paid on May 23, 2019 to shareholders of record as of May 13, 2019.

No other undisclosed events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.
When we refer to “we,” “our,” “us,” “First Interstate” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank (“FIB”), unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean First Interstate Bank.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: political, legal, regulatory, and general economic or business conditions, either nationally or regionally; geopolitical uncertainties throughout the world; weather-related, and other adverse climate or other conditions that may impact our business and our customers’ business; changes in the interest rate environment or interest rate changes made by the Federal Reserve; credit performance of our loan portfolio; adequacy of the allowance for loan losses and access to low-cost funding sources; the unavailability of LIBOR; impairment of goodwill; dependence on the Company’s management team and ability to attract and retain qualified employees; governmental regulation and changes in regulatory, tax and accounting rules and interpretations; stringent capital requirements; future FDIC insurance premium increases; CFPB restrictions on our ability to originate and sell mortgage loans; cyber-security risks, including items such as “denial of service,” “hacking” and “identity theft”; unfavorable resolution to litigation and regulatory proceedings; liquidity risks and technological innovations; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operational controls; competition; meeting market demand with current and new products; reliance on external vendors; soundness of other financial institutions; failure of technology and failure to effectively implement technology-driven products and services; risks associated with introducing and implementing new lines of business, products or services; failure to execute on strategic or operational plans, including the ability to complete mergers and acquisitions or fully achieve expected costs savings or revenue growth associated with mergers and acquisitions; deposit attrition, customer loss and/or revenue loss following completed acquisitions; anti-takeover provisions; changes in dividend policy and the inability of our bank subsidiary to pay dividends; the uninsured nature of any investment in Class A or Class B common stock; decline in market price and volatility of Class A and Class B common stock; voting control of Class B common stock stockholders; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to Company debt.

A more detailed discussion of each of the foregoing risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These factors and the other risk factors described in the Company’s periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company’s actual results, performance, or achievements to differ materially from those expressed in or implied by any of the Company’s forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. Investors and others are encouraged to read the more detailed discussion of the Company’s risks contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and included in the Company’s periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended under the caption “Risk Factors.” Interested parties are urged to read in their entirety such risk factors prior to making any investment decisions with respect to the Company. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of March 31, 2019, we had consolidated assets of $13.5 billion, deposits of $10.8 billion, loans of $8.5 billion and total stockholders’ equity of $1.7 billion. We currently operate 147 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions, with and for individuals, businesses, municipalities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment, and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for loan losses, and income tax expense.
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
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We will continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of IIBK, a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems will occur in June 2019. Consideration for the acquisition was $157.3 million, consisting of the issuance of 3.87 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close.

On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of CMYF, a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems will occur in June 2019. Consideration for the acquisition was $18.8 million, consisting of the issuance of 0.46 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close.
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
Results of Operations
Principal tools we use in managing and evaluating our results of operations include tracking performance as measured by certain metrics including return on average equity, net interest income, non-interest income, non-interest expense, and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, and changes in the volume and composition of interest earning assets and interest bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.
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
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on our consolidated financial statements, results of operations, or liquidity.
Allowance for Loan Losses
The provision for loan losses creates an allowance for loan losses known and inherent in the loan portfolio at each balance sheet date. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 and 2019 incorporate the available loss history data from Bank of the Cascades prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses.”
Goodwill
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 describes our accounting policy with regard to goodwill.
Our annual goodwill impairment test is performed each year as of July 1st. The Company performed its most recent goodwill impairment qualitative assessment as of July 1, 2018 and determined the Company’s goodwill was not considered impaired. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.
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
For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. Loans acquired with evidence of deterioration in credit quality since origination are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired (“accretable yield”) is amortized to interest income over the expected remaining contractual lives of the underlying loans using the effective interest method. The Company continues to evaluate the reasonableness of expectations for the timing and amount of cash to be collected. Increases in expected cash flows subsequent to the initial measurement are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 further describes our accounting policy with regard to acquired loans.

Results of Operations
The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition. The financial statements as of March 31, 2019 are inclusive of the effects of the combined results of operations of the INB acquisition, which closed in August 2018. Due to the timing of the acquisition, certain comparisons between periods are significantly affected by the transactions.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,467.9	$111.7	5.35%	$7,590.6	$92.0	4.92%
Investment securities (2)	2,630.2	15.8	2.44	2,695.6	14.0	2.11
Interest bearing deposits in banks	598.6	3.6	2.44	553.2	2.1	1.55
Federal funds sold	0.6	—	—	0.2	—	—
Total interest earnings assets	$11,697.3	$131.1	4.55%	$10,839.6	$108.1	4.05%
Non-earning assets	1,542.9			1,319.6
Total assets	$13,240.2			$12,159.2
Interest bearing liabilities:
Demand deposits	$2,922.7	$2.4	0.33%	$2,797.8	$1.6	0.23%
Savings deposits	3,262.3	5.1	0.63	3,134.2	2.3	0.30
Time deposits	1,356.5	4.6	1.38	1,142.0	2.3	0.82
Repurchase agreements	675.5	1.0	0.60	635.2	0.4	0.27
Other borrowed funds	—	—	—	3.1	0.1	18.36
Long-term debt	15.6	0.3	7.80	14.2	0.2	5.64
Subordinated debentures held by subsidiary trusts	86.9	1.2	5.60	82.5	0.9	4.37
Total interest bearing liabilities	$8,319.5	$14.6	0.71%	$7,809.0	$7.8	0.41%
Non-interest bearing deposits	3,048.9			2,819.8
Other non-interest bearing liabilities	160.6			92.2
Stockholders’ equity	1,711.2			1,438.2
Total liabilities and stockholders’ equity	$13,240.2			$12,159.2
Net FTE interest income		$116.5			$100.3
Less FTE adjustments (2)		(0.5)			(0.5)
Net interest income from consolidated statements of income		$116.0			$99.8
Interest rate spread			3.84%			3.64%
Net FTE interest margin (3)			4.04%			3.75%
Cost of funds, including non-interest bearing demand deposits (4)			0.52%			0.30%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.

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

Our net interest income increased $16.2 million, or 16.2%, to $116.0 million during the three months ended March 31, 2019, as compared to $99.8 million for the same period in 2018, primarily as a result of higher levels of earning assets and an expansion in our net interest margin.

Net interest income included interest accretion related to the fair valuation of acquired loans of $3.9 million during the three months ended March 31, 2019, of which $1.7 million was the result of early loan payoffs. This compares to interest accretion of $3.1 million during the three months ended March 31, 2018, of which $1.1 million was the result of early loan payoffs.

Recoveries of charged-off interest also impact net interest income. Charged-off interest recoveries were $0.9 million during the three months ended March 31, 2019, as compared to $0.7 million during the same period in 2018.

Our net FTE interest margin ratio increased 29 basis points to 4.04% for the three months ended March 31, 2019, as compared to 3.75% for the same period in 2018. The increase in net FTE interest margin ratio during the three months ended March 31, 2019, as compared to the same period in 2018, were primarily due to increases in average outstanding loans and higher yields on interest earning assets, which were offset by increases in funding costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.87% during the three months ended March 31, 2019, as compared to 3.61% for the same period in 2018, or a 26 basis point increase.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three month periods ended March 31, 2019 and 2018. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$10.6	$9.1	$19.7
Investment securities (1)	(0.3)	2.1	1.8
Interest bearing deposits in banks	0.2	1.3	1.5
Total change	10.5	12.5	23.0
Interest bearing liabilities:
Demand deposits	0.1	0.7	0.8
Savings deposits	0.1	2.7	2.8
Time deposits	0.4	1.9	2.3
Repurchase agreements	—	0.6	0.6
Other borrowed funds	(0.1)	—	(0.1)
Long-term debt	—	0.1	0.1
Subordinated debentures held by subsidiary trusts	—	0.3	0.3
Total change	0.5	6.3	6.8
Increase in FTE net interest income (1)	$10.0	$6.2	$16.2

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management’s estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $3.7 million during the three months ended March 31, 2019, as compared to $2.1 million during same period in 2018, as a result of higher net charge-offs in the current period. Changes in the provision for loan loss between quarters are reflective of management’s assessment of the adequacy of our allowance for loan losses.

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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended March 31,		$ Change	% Change
	2019	2018
Payment services revenues	$9.4	$10.5	$(1.1)	(10.5)%
Mortgage banking revenues	5.4	5.4	—	—
Wealth management revenues	6.1	5.9	0.2	3.4
Service charges on deposit accounts	5.0	5.6	(0.6)	(10.7)
Other service charges, commissions and fees	4.3	3.9	0.4	10.3
Other income	4.3	3.9	0.4	10.3
Total non-interest income	$34.5	$35.2	$(0.7)	(2.0)%
Total non-interest income decreased $0.7 million, or 2.0%, to $34.5 million for the three months ended March 31, 2019, as compared to $35.2 million for the same period in 2018. Significant components of theses fluctuations are discussed below.
Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.1 million, or 10.5%, to $9.4 million during the three months ended March 31, 2019, as compared to $10.5 million during the same period in 2018, primarily due to the impact of the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge), which impacted our Company beginning July 1, 2018. A decrease in payment services revenues of $3.1 million during the three months ended March 31, 2019 was attributable to the Durbin Amendment. This decrease was offset by increases in debit card and credit card volume resulting in higher interchange revenues during the three months ended March 31, 2019.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended March 31,		$ Change	% Change
	2019	2018
Salaries and wages	$36.1	$34.6	$1.5	4.3%
Employee benefits	14.4	11.3	3.1	27.4
Outsourced technology services	7.9	7.0	0.9	12.9
Occupancy, net	7.0	6.3	0.7	11.1
Furniture and equipment	3.5	3.1	0.4	12.9
OREO expense, net of income	0.1	0.2	(0.1)	(50.0)
Professional fees	1.9	1.2	0.7	58.3
FDIC insurance premiums	1.5	1.5	—	—
Mortgage servicing rights amortization	0.9	0.8	0.1	12.5
Core deposit intangibles amortization	2.3	1.8	0.5	27.8
Other expenses	15.9	15.8	0.1	0.6
Acquisition related expenses	2.3	2.3	—	—
Total non-interest expense	$93.8	$85.9	$7.9	9.2%
Non-interest expense increased $7.9 million, or 9.2%, to $93.8 million during the three months ended March 31, 2019 as compared to the same period in 2018. Included in non-interest expenses for the three months ended March 31, 2019 and 2018 are $2.3 million and $2.3 million, respectively, of expenses related to acquisitions, including legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $1.5 million, or 4.3%, to $36.1 million during the three months ended March 31, 2019, as compared to $34.6 million during the same period in 2018. The increase reflects higher levels of wages and incentive compensation for INB employees who joined the Company in August 2018.

Employee benefits expense increased $3.1 million, or 27.4%, to $14.4 million during the three months ended March 31, 2019, as compared to $11.3 million during the same period in 2018. The increase in employee benefits expense in 2019, as compared to 2018, is primarily due to additional benefits costs resulting from the INB acquisition.

Income Tax Expense

Our effective tax rate decreased to 21.5% for the three months ended March 31, 2019 compared to 22.1% for the three months ended March 31, 2018.

Financial Condition

Total Assets

Total assets increased $198.0 million, or 1.5%, to $13,498.2 million as of March 31, 2019, from $13,300.2 million as of December 31, 2018, primarily due to an increase in cash and cash equivalents and recording right-of-use assets and related lease liabilities in conjunction with the adoption of the new leasing accounting standard. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans decreased to $8,493.2 million as of March 31, 2019, compared to $8,503.7 million as of December 31, 2018.

Loans Held for Investment
Loans held for investment decreased to $8,459.2 million as of March 31, 2019, as compared to $8,470.4 million as of December 31, 2018. The loans held for investment portfolios are discussed in greater detail below:
Total real estate loans increased slightly to $5,833.6 million as of March 31, 2019, as compared to $5,833.5 million as of December 31, 2018. Within the portfolio, commercial loans increased $20.4 million, or 0.6%, to $3,255.8 million, construction loans decreased $0.8 million, or 0.1%, to $837.9 million, residential loans decreased $12.5 million, or 0.8%, and agricultural loans decreased $7.0 million, or 3.2% as of March 31, 2019.
Total consumer loans decreased $23.2 million, or 2.2%, to $1,047.0 million as of March 31, 2019, from $1,070.2 million as of December 31, 2018, primarily due to the seasonal decline typically experienced across the indirect portfolio and increased credit standards centered in the direct portfolio.
Commercial loans increased $31.8 million, or 2.4%, to $1,342.1 million as of March 31, 2019, from $1,310.3 million as of December 31, 2018. This growth primarily occurred in Western Montana and Oregon.
Agricultural loans decreased $20.1 million, or 7.9%, to $234.7 million as of March 31, 2019, from $254.8 million as of December 31, 2018, as a result of $2.0 million in payoffs of non-accruing loans and seasonal paydowns.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased to $34.0 million as of March 31, 2019, compared to $33.3 million as of December 31, 2018.
Non-performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Non-performing loans:
Non-accrual loans	$45.1	$54.3	$61.2	$69.3	$63.1
Accruing loans past due 90 days or more	7.1	3.8	5.2	6.1	3.7
Total non-performing loans	52.2	58.1	66.4	75.4	66.8
OREO	21.1	14.4	17.3	14.9	11.0
Total non-performing assets	$73.3	$72.5	$83.7	$90.3	$77.8
Troubled debt restructurings not included above	$5.8	$5.6	$5.9	$7.2	$6.9
Non-performing loans to total loans	0.61%	0.68%	0.78%	0.97%	0.87%
Non-performing assets to total loans and OREO	0.86	0.85	0.98	1.16	1.02
Non-performing assets to total assets	0.54	0.55	0.63	0.74	0.63

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2019	Percent of Total	December 31, 2018	Percent of Total
Real estate:
Commercial	$13.6	26.1%	$10.0	17.2%
Construction:
Land acquisition and development	4.2	8.0	3.9	6.7
Residential	1.3	2.5	1.0	1.7
Commercial	0.2	0.4	0.2	0.3
Total construction	5.7	10.9	5.1	8.7
Residential	6.1	11.7	6.8	11.8
Agricultural	2.7	5.2	12.6	21.7
Total real estate	28.1	53.9	34.5	59.4
Consumer	4.0	7.6	3.5	6.0
Commercial	17.0	32.6	17.1	29.4
Agricultural	3.1	5.9	3.0	5.2
Total non-performing loans	$52.2	100.0%	$58.1	100.0%
Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $0.6 million and $0.8 million would have been accrued for the three months ended March 31, 2019 and 2018, respectively. Non-accrual loans decreased approximately $9.2 million, to $45.1 million as of March 31, 2019, from $54.3 million as of December 31, 2018. The decrease in non-accrual loans was driven by an agricultural real estate loan moved into OREO. Accruing loans past due 90 days or more increased $3.3 million, or 86.8%, primarily due to an increase in commercial real estate loans. Other real estate owned increased $6.7 million, or 46.5%, from December 31, 2018. The increase in other real estate owned was driven by $8.4 million in foreclosures, consisting primarily of one agricultural real estate asset, offset by $1.4 million in dispositions.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company’s expectations at the date of acquisition, an allowance for loan losses is established. As of March 31, 2019, the Company determined that an allowance of $0.9 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under GAAP.
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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Balance at beginning of period	$73.0	$73.6	$74.1	$73.5	$72.1
Provision charged to operating expense	3.7	1.6	2.0	2.9	2.1
Charge offs:
Real estate
Commercial	0.2	0.5	0.3	0.6	0.5
Construction	1.3	0.4	0.3	—	—
Residential	0.6	—	0.1	0.7	0.3
Consumer	3.0	2.8	3.0	2.8	2.7
Commercial	0.8	1.0	1.1	0.9	1.7
Agricultural	0.1	—	—	—	—
Total charge-offs	6.0	4.7	4.8	5.0	5.2
Recoveries:
Real estate
Commercial	0.2	0.4	—	0.5	1.0
Construction	—	0.2	0.5	0.1	0.1
Residential	—	0.5	0.1	0.2	0.1
Consumer	1.1	0.9	1.2	1.3	1.1
Commercial	0.4	0.5	0.5	0.6	2.0
Agricultural	—	—	—	—	0.2
Total recoveries	1.7	2.5	2.3	2.7	4.5
Net charge-offs	4.3	2.2	2.5	2.3	0.7
Balance at end of period	$72.4	$73.0	$73.6	$74.1	$73.5

Period end loans	$8,493.2	$8,503.7	$8,518.0	$7,758.7	$7,646.8
Average loans	8,467.9	8,520.7	8,128.9	7,688.0	7,590.6
Net loans charged-off to average loans, annualized	0.21%	0.10%	0.12%	0.12%	0.04%
Allowance to period end loans	0.85	0.86	0.86	0.96	0.96

Our allowance for loan losses was $72.4 million, or 0.85% of period end loans, as of March 31, 2019, as compared to $73.0 million, or 0.86% of period end loans, as of December 31, 2018. Although we have established our allowance for loan losses in accordance with GAAP and we believe that our allowance for loan losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.
Investment Securities.
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $11.5 million, or 0.4%, to $2,689.0 million, or 19.9% of total assets, as of March 31, 2019, from $2,677.5 million, or 20.1% of total assets, as of December 31, 2018. As of March 31, 2019, the estimated duration of our investment portfolio was 2.2 years, as compared to 2.5 years as of December 31, 2018.
We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of March 31, 2019, we had investment securities with fair values aggregating $742.2 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $8.2 million as of March 31, 2019 were attributable to changes in interest rates. No impairment losses were recorded during the three months ended March 31, 2019 or 2018.

At December 31, 2018, we had $406.8 million of investment securities classified as held to maturity. As a result of the adoption of ASU 2017-12 discussed in “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report, the Company transferred investment securities classified as held-to-maturity to investment securities available-for-sale. At the time of transfer, the amortized cost and fair value of these securities totaled $281.1 million and $275.0 million, respectively. In addition, the unrealized loss of $6.0 million was recorded in the consolidated statement of comprehensive income.
Premises and equipment.
Premises and equipment, net of accumulated depreciation increased $53.0 million, or 21.6%, to $298.2 million as of March 31, 2019, from $245.2 million as of December 31, 2018, primarily due to the Company recognizing $54.6 million in right-of-use assets related to leases, as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Other real estate owned.
Other real estate owned increased $6.7 million, or 46.5%, to $21.1 million as of March 31, 2019, from $14.4 million as of December 31, 2018, primarily attributable to the addition of one agricultural real estate loan offset by dispositions.
Deposits
Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $134.0 million, or 1.3%, to $10,814.7 million as of March 31, 2019, from $10,680.7 million as of December 31, 2018, as a result of increases in total interest bearing deposits. The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2019	Percent of Total	December 31, 2018	Percent of Total
Non-interest bearing demand	$3,158.7	29.2%	$3,158.3	29.6%
Interest bearing:
Demand	2,979.6	27.6	2,957.5	27.7
Savings	3,270.0	30.2	3,247.9	30.4
Time, $100 and over	629.6	5.8	547.6	5.1
Time, other (1)	776.8	7.2	769.4	7.2
Total interest bearing	$7,656.0	70.8%	$7,522.4	70.4%
Total deposits	$10,814.7	100.0%	$10,680.7	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $79.1 million and brokered deposits of $11.8 million as of March 31, 2019, compared to $87.1 million and $24.1 million as of December 31, 2018, respectively.

Securities Sold Under Repurchase Agreements.
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $39.8 million, or 5.6%, to $672.6 million as of March 31, 2019, from $712.4 million as of December 31, 2018.
Accounts Payable and Accrued Expenses.
Accounts payable and accrued expenses increased $48.5 million, or 51.5%, to $142.6 million as of March 31, 2019, from $94.1 million as of December 31, 2018, primarily due to the Company recognizing $54.6 million in liabilities related to leases, as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Deferred Tax Asset / Liability
Our deferred tax liability, net increased $10.1 million, or 117.4%, to $18.7 million as of March 31, 2019, from $8.6 million as of December 31, 2018, primarily as a result of mark-to-market unrealized gains and stock compensation.

Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $43.0 million, or 2.5%, to $1,736.9 million as of March 31, 2019, from $1,693.9 million as of December 31, 2018, due to the retention of earnings, other comprehensive income, stock-based compensation, and proceeds from stock option exercises. This increase was offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.
On May 3, 2019, the Company’s board of directors declared a dividend of $0.31 per common share, payable on May 23, 2019, to common stockholders of record as of May 13, 2019. The dividend equates to a 3.1% annual yield based on the $39.98 average closing pricing of the Company’s common stock during the first quarter of 2019.
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the “Basel III Capital Rules”) substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The capital conservation buffer required under Basel III began to phase in starting January 1, 2016 and became fully implemented on January 1, 2019.
As of March 31, 2019 and December 31, 2018, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2019, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2019, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, such control.

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
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2019.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2019.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 2019	—	$—	—	24,123
February 2019	29,993	41.11	—	24,123
March 2019	27,095	41.97	—	24,123
Total	57,088	$41.52	—	24,123

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

10.1*†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2018)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 8, 2019	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 8, 2019	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer