Form 10-Q
period 2019-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2019-08-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
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
Registrant’s telephone number, including area code: (406) 255-5390
_________________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2019 – Class A common stock	42,902,824
June 30, 2019 – Class B common stock	22,325,994

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$261.0	$244.1
Interest bearing deposits in banks	865.8	577.8
Federal funds sold	2.1	0.1
Total cash and cash equivalents	1,128.9	822.0
Investment securities:
Available-for-sale	2,609.7	2,270.7
Held-to-maturity (estimated fair values of $100.8 and $400.7 at June 30, 2019 and December 31, 2018, respectively)	98.8	406.8
Total investment securities	2,708.5	2,677.5
Loans held for investment	8,995.2	8,470.4
Mortgage loans held for sale	64.1	33.3
Total loans	9,059.3	8,503.7
Less allowance for loan losses	74.2	73.0
Net loans	8,985.1	8,430.7
Goodwill	623.5	546.7
Company-owned life insurance	291.7	275.1
Premises and equipment, net of accumulated depreciation	321.1	245.2
Core deposit intangibles, net of accumulated amortization	67.9	56.9
Accrued interest receivable	50.2	44.9
Mortgage servicing rights, net of accumulated amortization and impairment reserve	28.6	27.7
Other real estate owned (“OREO”)	27.6	14.4
Other assets	181.5	159.1
Total assets	$14,414.6	$13,300.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,372.9	$3,158.3
Interest bearing	8,117.0	7,522.4
Total deposits	11,489.9	10,680.7
Securities sold under repurchase agreements	686.7	712.4
Accounts payable and accrued expenses	149.9	94.1
Accrued interest payable	12.4	7.8
Deferred tax liability, net	24.4	8.6
Long-term debt	15.8	15.8
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	12,466.0	11,606.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2019 or December 31, 2018	—	—
Common stock	1,045.6	866.7
Retained earnings	892.5	851.8
Accumulated other comprehensive gain (loss), net	10.5	(24.6)
Total stockholders’ equity	1,948.6	1,693.9
Total liabilities and stockholders’ equity	$14,414.6	$13,300.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$120.9	$96.5	$232.3	$188.2
Interest and dividends on investment securities:
Taxable	15.7	13.9	30.8	27.1
Exempt from federal taxes	0.5	0.6	1.0	1.2
Interest on deposits in banks	5.0	2.0	8.6	4.1
Total interest income	142.1	113.0	272.7	220.6
Interest expense:
Interest on deposits	14.1	7.2	26.2	13.4
Interest on securities sold under repurchase agreements	1.1	0.7	2.1	1.1
Interest on other borrowed funds	—	—	—	0.1
Interest on other debt	0.4	0.3	0.7	0.5
Interest on subordinated debentures held by subsidiary trusts	1.2	1.0	2.4	1.9
Total interest expense	16.8	9.2	31.4	17.0
Net interest income	125.3	103.8	241.3	203.6
Provision for loan losses	3.8	2.9	7.5	5.0
Net interest income after provision for loan losses	121.5	100.9	233.8	198.6
Non-interest income:
Payment services revenues	10.5	12.9	19.9	23.4
Mortgage banking revenues	8.4	7.2	13.8	12.6
Wealth management revenues	5.8	5.8	11.9	11.7
Service charges on deposit accounts	5.4	5.3	10.4	10.9
Other service charges, commissions and fees	4.2	3.8	8.5	7.7
Investment securities gains (losses), net	—	—	—	—
Other income	5.1	2.6	9.4	6.5
Total non-interest income	39.4	37.6	73.9	72.8
Non-interest expense:
Salaries and wages	40.4	34.3	76.5	68.9
Employee benefits	14.0	12.3	28.4	23.6
Outsourced technology services	8.1	7.1	16.0	14.1
Occupancy, net	7.1	6.0	14.1	12.3
Furniture and equipment	3.4	2.9	6.9	6.0
OREO expense, net of income	0.2	(0.1)	0.3	0.1
Professional fees	2.3	2.1	4.2	3.3
FDIC insurance premiums	1.6	1.4	3.1	2.9
Mortgage servicing rights amortization	1.0	0.7	1.9	1.5
Core deposit intangibles amortization	3.0	1.7	5.3	3.5
Other expenses	17.5	16.5	33.4	32.3
Acquisition related expenses	13.5	—	15.8	2.3
Total non-interest expense	112.1	84.9	205.9	170.8
Income before income tax expense	48.8	53.6	101.8	100.6
Income tax expense	10.9	11.9	22.3	22.2
Net income	$37.9	$41.7	$79.5	$78.4

Earnings per common share (Basic)	$0.59	$0.74	$1.27	$1.39
Earnings per common share (Diluted)	$0.59	$0.74	$1.27	$1.38
Weighted average common shares outstanding (Basic)	64,504,546	56,335,186	62,419,442	56,288,453
Weighted average common shares outstanding (Diluted)	64,707,459	56,699,021	62,668,391	56,670,400
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$37.9	$41.7	$79.5	$78.4
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	20.2	(3.9)	53.8	(27.6)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	(6.0)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5	—	1.0
Defined benefit post-retirement benefits plans:
Change in net actuarial gain	(0.2)	(0.2)	(0.3)	(0.3)
Other comprehensive income (loss), before tax	20.0	(3.6)	47.5	(26.9)
Deferred tax (expense) benefit related to other comprehensive income	(5.1)	0.9	(12.4)	7.0
Other comprehensive income (loss), net of tax	14.9	(2.7)	35.1	(19.9)
Comprehensive income, net of tax	$52.8	$39.0	$114.6	$58.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2019	$866.6	$874.7	$(4.4)	$1,736.9
Net income	—	37.9	—	37.9
Other comprehensive income, net of tax expense	—	—	14.9	14.9
Common stock transactions:
607 common shares purchased and retired	(0.1)	—	—	(0.1)
4,356,498 common shares issued	176.1	—	—	176.1
11,136 non-vested common shares issued	—	—	—	—
16,032 non-vested common shares forfeited or canceled	—	—	—	—
41,704 stock options exercised, net of 16,104 shares tendered in payment of option price and income tax withholding amounts	0.3	—	—	0.3
Stock-based compensation expense	2.7	—	—	2.7
Common cash dividends declared ($0.31 per share)	—	(20.1)	—	(20.1)
Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6

Balance at March 31, 2018	$688.0	$776.7	$(32.3)	$1,432.4
Net income	—	41.7	—	41.7
Other comprehensive loss, net of tax expense	—	—	(2.7)	(2.7)
Common stock transactions:
896 common shares purchased and retired	—	—	—	—
11,389 common shares issued	—	—	—	—
10,566 non-vested common shares forfeited or canceled	—	—	—	—
60,852 stock options exercised, net of 4,260 shares tendered in payment of option price and income tax withholding amounts	0.9	—	—	0.9
Stock-based compensation expense	1.8	—	—	1.8
Common cash dividends declared ($0.28 per share)	—	(15.8)	—	(15.8)
Balance at June 30, 2018	$690.7	$802.6	$(35.0)	$1,458.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)

	Six Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	79.5	—	79.5
Other comprehensive income, net of tax expense	—	—	35.1	35.1
Common stock transactions:
39,360 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,498 common shares issued	176.1	—	—	176.1
211,164 non-vested common shares issued	—	—	—	—
21,417 non-vested common shares forfeited or canceled	—	—	—	—
98,686 stock options exercised, net of 35,108 shares tendered in payment of option price and income tax withholding amounts	0.7	—	—	0.7
Stock-based compensation expense	4.6	—	—	4.6
Common cash dividends declared ($0.62 per share)	—	(38.8)	—	(38.8)
Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6

Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	78.4	—	78.4
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(19.9)	(19.9)
Common stock transactions:
22,596 common shares purchased and retired	(0.9)	—	—	(0.9)
11,389 common shares issued	—	—	—	—
204,991 non-vested common shares issued	—	—	—	—
27,147 non-vested common shares forfeited or canceled	—	—	—	—
127,998 stock options exercised, net of 24,729 shares tendered in payment of option price and income tax withholding amounts	1.7	—	—	1.7
Stock-based compensation expense	2.9	—	—	2.9
Common cash dividends declared ($0.56 per share)	—	(31.5)	—	(31.5)
Balance at June 30, 2018	$690.7	$802.6	$(35.0)	$1,458.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$79.5	$78.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7.5	5.0
Depreciation and amortization	19.3	13.1
Net premium amortization on investment securities	4.2	5.5
Realized and unrealized net gains on mortgage banking activities	(11.9)	(3.0)
Net loss (gain) on sale of OREO	(0.5)	(0.4)
Write-downs of OREO and other assets pending disposal	0.4	—
Deferred income tax expense	2.7	9.3
Net increase in cash surrender value of company-owned life insurance	(1.4)	(2.1)
Stock-based compensation expense	4.6	2.9
Originations of mortgage loans held for sale	(474.4)	(382.5)
Proceeds from sales of mortgage loans held for sale	453.2	379.1
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(3.1)	(1.3)
Increase in other assets	(15.9)	(5.8)
(Decrease) increase in accrued interest payable	(13.5)	0.7
Decrease in accounts payable and accrued expenses	(2.6)	(1.2)
Net cash provided by operating activities	48.1	97.7
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(294.6)	(230.2)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	29.4	43.7
Available-for-sale	356.5	228.8
Extensions of credit to customers, net of repayments	(133.1)	(158.5)
Recoveries of loans charged-off	5.3	7.2
Proceeds from sale of OREO	2.6	3.0
Proceeds from the sale of Health Savings Accounts	0.3	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	298.4	—
Capital expenditures, net of sales	(7.7)	0.1
Net cash provided by (used in) investing activities	$257.1	$(105.9)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	$102.5	$10.6
Net decrease in securities sold under repurchase agreements	(56.1)	(1.2)
Net decrease in other borrowed funds	(4.1)	(20.0)
Repayments of long-term debt	(0.1)	—
Advances on long-term debt	0.1	2.6
Proceeds from issuance of common stock	0.7	1.7
Purchase and retirement of common stock	(2.5)	(0.9)
Dividends paid to common stockholders	(38.8)	(31.5)
Net cash provided by (used in) financing activities	1.7	(38.7)
Net increase (decrease) in cash and cash equivalents	306.9	(46.9)
Cash and cash equivalents at beginning of period	822.0	758.9
Cash and cash equivalents at end of period	$1,128.9	$712.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24.5	$9.7
Cash paid during the period for interest expense	26.8	16.4

Supplemental disclosures of non-cash investing and financing activities:
Amortization of unrealized gains and losses on transfers of securities	$—	$0.9
Right-of-use assets obtained in exchange for operating lease liabilities	54.6	—
Transfer of loans to other real estate owned	13.3	7.4
Capitalization of internally originated mortgage servicing rights	2.8	2.7

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$78.7	$—
Loans held for sale	0.5	—
Loans	416.6	—
Premises and equipment	22.5	—
Goodwill	77.2	—
Core deposit intangible	16.6	—
Company-owned life insurance	15.2	—
Interest receivable	2.2	—
Other real estate owned	2.4	—
Other assets	6.5	—
Total noncash assets acquired	638.4	—

Liabilities assumed:
Deposits	$706.7	$—
Securities sold under repurchase agreements	30.4	—
Accounts payable and accrued expenses	19.4	—
Other borrowed funds	4.1	—
Deferred tax liability	0.1	—
Total liabilities assumed	760.7	—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2019 and December 31, 2018, the results of operations and changes in stockholders’ equity for each of the three and six month periods ended June 30, 2019 and 2018, and cash flows for each of the six month periods ended June 30, 2019 and 2018, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2018 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2019 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Pursuant to ASU 2016-02, all of our long-term operating leases outstanding on December 31, 2018 continued to be classified as operating leases. Our capital lease outstanding at December 31, 2018 is classified as a financing lease. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset, within the Premises and Equipment line item, and an operating lease liability, within the Other Liabilities line item, on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Community 1st Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank (“CMYF”), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019.

Consideration for the acquisition was $18.8 million, consisting of the issuance of 0.463 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All CMYF stock options outstanding, vested and were settled by CMYF prior to the close of the transaction.

The assets and liabilities of CMYF were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $2.5 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of CMYF and the Company.

As of the date of the acquisition, the Company provisionally recorded net assets acquired of approximately $16.3 million consisting of approximately $128.0 million in assets, inclusive of $78.8 million of loans, of which $0.7 million were classified as credit impaired, and assumed approximately $111.7 million of liabilities, inclusive of $110.1 million of deposits. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

Core deposit intangible assets of $3.0 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

Unaudited pro forma consolidated revenues and net income as if the CMYF acquisition had occurred as of January 1, 2019, are not presented because the effect of this acquisition was not considered significant.

The accompanying consolidated statements of income for the three and six months ended June 30, 2019, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. The acquired entity continued to do business as CMYF, although legally merged with FIB, until June 7, 2019 at which point CMYF’s operations were integrated with the Company’s operations.
Idaho Independent Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank (“IIBK”), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and the Company converted data processing systems on June 7, 2019.

Consideration for the acquisition was $157.3 million, consisting of the issuance of 3.871 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All IIBK stock options outstanding, vested and were settled by IIBK prior to the close of the transaction.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The assets and liabilities of IIBK were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $74.7 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of IIBK and the Company.

The following table summarizes the consideration paid, fair values of the IIBK assets acquired and liabilities assumed, and the resulting goodwill. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of April 8, 2019	by IIBK	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$270.7	$—		$270.7
Investment securities	62.7	0.5	(1)	63.2
Loans held for investment	347.6	(9.8)	(2)	337.8
Mortgage loans held for sale	0.5	—		0.5
Allowance for loan loss	(6.3)	6.3	(3)	—
Premises and equipment	16.5	3.8	(4)	20.3
Other real estate owned (“OREO”)	0.4	2.0	(5)	2.4
Company owned life insurance	15.2	—		15.2
Core deposit intangible assets	—	13.6	(6)	13.6
Deferred tax assets, net	3.2	(3.0)	(7)	0.2
Other assets	8.6	(0.8)	(8)	7.8
Total assets acquired	719.1	12.6		731.7

Liabilities assumed:
Deposits	596.5	0.1	(9)	596.6
Accounts payable and accrued expense	15.2	2.8	(10)	18.0
Other borrowed funds	4.0	0.1	(11)	4.1
Securities sold under repurchase agreements	30.4	—		30.4
Total liabilities assumed	646.1	3.0		649.1

Net assets acquired	$73.0	$9.6		$82.6

Consideration paid:
Class A common stock				$157.3
Total consideration paid				$157.3

Goodwill				$74.7

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by IIBK.
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
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

(3)	Adjustment to remove the IIBK allowance for loan losses at acquisition date, as the credit risk is included in the fair value adjustment for loans receivable described in (2) above.
(4)	Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon broker’s opinion of value.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Adjustment to the book value of other real estate owned to their estimated fair values on the date of acquisition based on appraisal value.
(6)	Adjustment represents the value of the core deposit base assumed in the acquisition based upon valuation from an independent accounting and advisory firm.
(7)	Adjustment consists of the write-off of pre-existing deferred tax assets and purchase accounting adjustments as a result of the acquisition.
(8)	Adjustment consists of reductions to the fair value of other items.
(9)
Increase in book value of time deposits to their estimated fair values based upon interest rates of similar time deposits with similar terms on the date of acquisition based upon valuation from an independent accounting and advisory firm.

(10)	Adjustment to the liability for the nonqualified retirement plan.
(11)	Adjustment of the book value of debt to the estimated fair values on the date of acquisition based upon interest rates in the market.

Core deposit intangible assets of $13.6 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

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
Information regarding IIBK loans acquired deemed credit-impaired as of the April 8, 2019 acquisition date are as follows:

Contractually required principal and interest payments	$24.1
Contractual cash flows not expected to be collected (“non-accretable discount”)	3.9
Cash flows expected to be collected	20.2
Interest component of cash flows expected to be collected (“accretable discount”)	3.4
Fair value of acquired credit-impaired loans	$16.8

Information regarding IIBK acquired loans not deemed credit-impaired at the April 8, 2019 acquisition date are as follows:

Contractually required principal and interest payments	$398.7
Contractual cash flows not expected to be collected	15.2
Fair value at acquisition	$321.5

Unaudited pro forma consolidated revenues and net income as if the IIBK acquisition had occurred as of January 1, 2019, are not presented because the effect of this acquisition was not considered significant.

The accompanying consolidated statements of income for the three and six months ended June 30, 2019, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. The acquired entity continued to do business as IIBK, although legally merged with FIB, until June 7, 2019 at which point IIBK’s operations were integrated with the Company’s operations.

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

The assets and liabilities of Northwest were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in goodwill of $100.7 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Northwest and the Company.

The following table summarizes the consideration paid, fair values of the Northwest assets acquired and liabilities assumed, and the resulting goodwill. All amounts reported were finalized in the second quarter of 2019.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The accompanying consolidated statements of income for the three and six months ended June 30, 2019, include the results of operations of the acquired entity from the August 16, 2018 acquisition date. The acquired entity continued to operate as INB until November 9, 2018 at which point INB’s operations were integrated with the Company’s operations, and INB merged with FIB.
The Company recorded $13.5 million and $15.8 million in pre-tax acquisition related expenses for the three and six months ended June 30, 2019. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Legal and Professional Fees	$0.4	$—	$0.7	$0.5
Employee Expenses	6.2	—	6.8	0.1
Technology Conversion and Contract Termination	6.4	—	7.2	1.5
Other	0.5	—	1.1	0.2
Total Acquisition Related Expenses	$13.5	$—	$15.8	$2.3

(3)	Goodwill and Core Deposit Intangibles

Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2018 and 2017 and concluded that there was no impairment to goodwill.
The following table presents goodwill as of the dates indicated:

	June 30, 2019	December 31, 2018
Net carrying value at beginning of the period	$546.7	$444.7
Addition to provisional goodwill from acquisition	77.2	100.8
Measurement period adjustment to previously recorded goodwill	(0.4)	1.2
Net carrying value at end of period	$623.5	$546.7

The following table presents Core deposit intangibles (“CDI”) as of the dates indicated:

	June 30, 2019	December 31, 2018
Gross CDI, at beginning of the period	$89.7	$74.0
Established through acquisitions or provisional adjustments	16.6	15.7
Reductions due to sale of accounts	(0.3)	—
Accumulated amortization	(38.1)	(32.8)
Net CDI, end of period	$67.9	$56.9

The Company recorded $3.0 million and $1.7 million of CDI amortization expense for the three months ended June 30, 2019 and 2018, and $5.3 million and $3.5 million for the six months ended June 30, 2019 and 2018.

CDI are evaluated for impairment if events and circumstances indicate a possible impairment and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2019 remaining	$5.9
2020	10.8
2021	9.9
2022	9.0
2023	8.2
Thereafter	24.1
Total	$67.9

(4)     Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county and municipal securities	80.2	1.0	—	81.2
Obligations of U.S. government agencies	583.0	0.5	(1.3)	582.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,761.9	17.6	(4.7)	1,774.8
Private mortgage-backed securities	61.1	0.1	(0.5)	60.7
Corporate securities	94.5	0.5	—	95.0
Other investments	6.8	—	—	6.8
Total	$2,596.5	$19.7	$(6.5)	$2,609.7

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$63.5	$2.1	$—	$65.6
Obligations of U.S. government agencies	19.8	—	(0.1)	19.7
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.3	—	—	1.3
Corporate securities	14.1	—	—	14.1
Other investments	0.1	—	—	0.1
Total	$98.8	$2.1	$(0.1)	$100.8

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$2.6	$—	$—	$2.6
Obligations of U.S. government agencies	569.3	0.1	(10.2)	559.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,566.4	2.5	(24.1)	1,544.8
Private mortgage-backed securities	72.0	—	(1.8)	70.2
Corporate securities	92.9	—	(1.0)	91.9
Other investments	2.0	—	—	2.0
Total	$2,305.2	$2.6	$(37.1)	$2,270.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$150.9	$1.8	$(0.9)	$151.8
Obligations of U.S. government agencies	19.8	—	(0.3)	19.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	189.7	0.3	(6.5)	183.5
Corporate securities	46.3	0.1	(0.6)	45.8
Other investments	0.1	—	—	0.1
Total	$406.8	$2.2	$(8.3)	$400.7

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

There were no material gross realized gains and losses from the disposition of available-for-sale investment securities for the three and six month periods ended June 30, 2019 and 2018.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$168.1	$(0.8)	$119.4	$(0.5)	$287.5	$(1.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	299.5	(3.1)	240.3	(1.6)	539.8	(4.7)
Private mortgage-backed securities	—	—	48.1	(0.5)	48.1	(0.5)
Total	$467.6	$(3.9)	$407.8	$(2.6)	$875.4	$(6.5)

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
Obligations of U.S. government agencies	$19.7	$(0.1)	$—	$—	$19.7	$(0.1)
Total	$19.7	$(0.1)	$—	$—	$19.7	$(0.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$363.1	$(7.9)	$154.5	$(2.3)	$517.6	$(10.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	735.2	(14.5)	503.7	(9.6)	1,238.9	(24.1)
Private mortgage-backed securities	—	—	69.4	(1.8)	69.4	(1.8)
Corporate securities	24.9	(0.2)	51.4	(0.8)	76.3	(1.0)
Total	$1,123.2	$(22.6)	$779.0	$(14.5)	$1,902.2	$(37.1)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$25.9	$(0.3)	$57.1	$(0.6)	$83.0	$(0.9)
Obligations of U.S. government agencies	19.5	(0.3)	—	—	19.5	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45.0	(2.2)	120.2	(4.3)	165.2	(6.5)
Corporate securities	—	—	39.6	(0.6)	39.6	(0.6)
Total	$90.4	$(2.8)	$216.9	$(5.5)	$307.3	$(8.3)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 397 and 760 individual investment securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively, related primarily to fluctuations in the current interest rates. As of June 30, 2019, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during the three and six month periods ended June 30, 2019 or 2018.

Maturities of investment securities at June 30, 2019 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
June 30, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$576.7	$579.4	$28.9	$28.9
After one year but within five years	1,522.7	1,530.4	42.1	42.3
After five years but within ten years	256.3	258.2	23.9	25.6
After ten years	240.8	241.7	3.9	4.0
Total	$2,596.5	$2,609.7	$98.8	$100.8

As of June 30, 2019, the Company had investment securities callable within one year with amortized costs and estimated fair values of $153.6 million and $153.9 million, respectively. These investment securities are primarily included in the “after one year but within five years” category in the table above. As of June 30, 2019, the Company had callable structured notes with amortized costs and estimated fair values of $2.0 million each. These callable structured notes, which are classified as available-for-sale, are included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	June 30, 2019	December 31, 2018
Real estate loans:
Commercial	$3,465.8	$3,235.4
Construction:
Land acquisition & development	307.4	321.6
Residential	261.0	242.8
Commercial	353.4	274.3
Total construction loans	921.8	838.7
Residential	1,559.1	1,542.0
Agricultural	225.5	217.4
Total real estate loans	6,172.2	5,833.5
Consumer:
Indirect consumer	793.1	787.8
Other consumer	201.7	200.6
Credit card	81.2	81.8
Total consumer loans	1,076.0	1,070.2
Commercial	1,466.7	1,310.3
Agricultural	277.6	254.8
Other, including overdrafts	2.7	1.6
Loans held for investment	8,995.2	8,470.4
Mortgage loans held for sale	64.1	33.3
Total loans	$9,059.3	$8,503.7

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$6.8	$1.2	$2.0	$10.0	$3,443.4	$12.4	$3,465.8
Construction:
Land acquisition & development	0.8	0.6	0.2	1.6	305.4	0.4	307.4
Residential	0.9	1.1	—	2.0	257.7	1.3	261.0
Commercial	—	—	—	—	353.3	0.1	353.4
Total construction loans	1.7	1.7	0.2	3.6	916.4	1.8	921.8
Residential	1.6	1.9	—	3.5	1,551.2	4.4	1,559.1
Agricultural	1.2	—	—	1.2	221.6	2.7	225.5
Total real estate loans	11.3	4.8	2.2	18.3	6,132.6	21.3	6,172.2
Consumer:
Indirect consumer	7.6	1.4	0.3	9.3	782.1	1.7	793.1
Other consumer	1.5	0.8	0.1	2.4	198.8	0.5	201.7
Credit card	0.7	0.4	0.6	1.7	79.5	—	81.2
Total consumer loans	9.8	2.6	1.0	13.4	1,060.4	2.2	1,076.0
Commercial	5.0	2.0	1.8	8.8	1,442.9	15.0	1,466.7
Agricultural	2.4	0.9	0.2	3.5	271.6	2.5	277.6
Other, including overdrafts	—	—	—	—	2.7	—	2.7
Loans held for investment	28.5	10.3	5.2	44.0	8,910.2	41.0	8,995.2
Mortgage loans originated for sale	—	—	—	—	64.1	—	64.1
Total loans	$28.5	$10.3	$5.2	$44.0	$8,974.3	$41.0	$9,059.3

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of the dates indicated:

	June 30, 2019	December 31, 2018
Outstanding balance	$55.2	$43.4
Carrying value
Loans on accrual status	41.8	30.2
Total carrying value	$41.8	$30.2

The following table summarizes changes in the accretable yield for loans acquired deemed credit impaired for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$8.4	$7.2	$8.9	$7.3
Acquisitions	3.4	—	3.4	—
Additions	—	0.3	—	0.4
Accretion income	(1.0)	(0.9)	(1.7)	(1.7)
Reductions due to exit events	(0.8)	(0.3)	(1.1)	(0.5)
Reclassifications from non-accretable differences	0.8	0.2	1.3	1.0
Ending balance	$10.8	$6.5	$10.8	$6.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for non-accrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.6 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.2 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$24.9	$11.6	$7.6	$19.2	$0.9
Construction:
Land acquisition & development	6.7	0.4	0.1	0.5	—
Residential	1.5	1.3	—	1.3	—
Commercial	0.6	0.1	0.1	0.2	—
Total construction loans	8.8	1.8	0.2	2.0	—
Residential	6.6	3.3	2.0	5.3	0.3
Agricultural	4.8	2.7	1.7	4.4	0.1
Total real estate loans	45.1	19.4	11.5	30.9	1.3
Commercial	24.3	6.2	13.1	19.3	4.6
Agricultural	7.0	1.7	5.0	6.7	0.3
Total	$76.4	$27.3	$29.6	$56.9	$6.2

As of December 31, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22.2	$8.6	$7.7	$16.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.5	3.9	0.2
Residential	1.1	0.6	0.4	1.0	0.1
Commercial	0.7	0.2	—	0.2	—
Total construction loans	11.8	1.2	3.9	5.1	0.3
Residential	8.8	5.7	2.0	7.7	0.3
Agricultural	12.9	12.5	0.2	12.7	—
Total real estate loans	55.7	28.0	13.8	41.8	1.3
Commercial	24.1	5.5	14.4	19.9	5.2
Agricultural	3.2	2.5	0.6	3.1	0.3
Total	$83.0	$36.0	$28.8	$64.8	$6.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$33.9	$—	$56.4	$0.1
Commercial	19.6	0.1	20.7	0.1
Agricultural	5.8	—	1.9	—
Total	$59.3	$0.1	$79.0	$0.2

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$36.4	$—	$58.6	$0.1
Commercial	19.6	0.1	22.5	0.1
Agricultural	4.9	—	1.4	—
Total	$60.9	$0.1	$82.5	$0.2

Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.6 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.2 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

Collateralized impaired loans are generally recorded at the fair value of the underlying collateral using discounted cash flows, independent appraisals, and management estimates based upon current market conditions. For loans measured under the present value of cash flows method, the change in present value attributable to the passage of time, if applicable, is recognized in the provision for loan losses and thus no interest income is recognized.

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

The Company had loans renegotiated in troubled debt restructurings of $21.9 million as of June 30, 2019, of which $16.2 million were included in non-accrual loans and $5.7 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $23.4 million as of December 31, 2018, of which $17.8 million were included in non-accrual loans and $5.6 million were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had $0.2 million of troubled debt restructurings that occurred during the three and six months ended June 30, 2019.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Three Months Ended June 30, 2019		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	1	$—	$0.2	$—	$—	$0.2
Total loans restructured during period	1	$—	$0.2	$—	$—	$0.2
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Six Months Ended June 30, 2019		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	1	$—	$0.2	$—	$—	$0.2
Total loans restructured during period	1	$—	$0.2	$—	$—	$0.2
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2019 or 2018.

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2019. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At June 30, 2019, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Company management undertakes the same process for assigning risk ratings to acquired loans as it does for originated loans. Acquired loans rated as substandard or lower, or that were on non-accrual status or designated as troubled debt restructurings at the time of acquisition are deemed to be acquired credit impaired loans accounted for under ASC Topic 310-30, regardless of whether they are classified as performing or non-performing loans.

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of June 30, 2019	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$94.0	$95.8	$2.0	$191.8
Construction:
Land acquisition & development	5.2	4.8	0.1	10.1
Residential	1.8	2.3	0.4	4.5
Commercial	3.6	1.6	—	5.2
Total construction loans	10.6	8.7	0.5	19.8
Residential	2.5	7.2	0.5	10.2
Agricultural	14.6	26.6	0.3	41.5
Total real estate loans	121.7	138.3	3.3	263.3
Consumer:
Indirect consumer	0.3	2.5	0.1	2.9
Direct consumer	0.5	1.0	0.1	1.6
Total consumer loans	0.8	3.5	0.2	4.5
Commercial	42.1	49.0	10.2	101.3
Agricultural	17.9	26.2	0.8	44.9
Total	$182.5	$217.0	$14.5	$414.0

As of December 31, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$102.5	$87.4	$2.9	$192.8
Construction:
Land acquisition & development	5.0	7.0	3.3	15.3
Residential	2.8	2.0	0.4	5.2
Commercial	1.7	3.9	—	5.6
Total construction loans	9.5	12.9	3.7	26.1
Residential	3.0	10.8	0.7	14.5
Agricultural	9.0	24.0	0.1	33.1
Total real estate loans	124.0	135.1	7.4	266.5
Consumer:
Indirect consumer	0.7	2.1	0.1	2.9
Direct consumer	0.3	0.8	0.1	1.2
Total consumer loans	1.0	2.9	0.2	4.1
Commercial	39.4	45.8	11.8	97.0
Agricultural	14.4	17.8	1.5	33.7
Total	$178.8	$201.6	$20.9	$401.3

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	Allowance for Loan Losses

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

Three Months Ended June 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$27.4	$8.8	$34.5	$1.7	$—	$72.4
Provision charged to operating expense	—	2.4	1.1	0.3	—	3.8
Less loans charged-off	(0.9)	(3.3)	(1.1)	(0.3)	—	(5.6)
Add back recoveries of loans previously charged-off	1.2	1.2	1.2	—	—	3.6
Ending balance	$27.7	$9.1	$35.7	$1.7	$—	$74.2

Six Months Ended June 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0
Provision charged to operating expense	(1.7)	4.4	4.7	0.1	—	7.5
Less loans charged-off	(3.0)	(6.3)	(1.9)	(0.4)	—	(11.6)
Add back recoveries of loans previously charged-off	1.4	2.3	1.6	—	—	5.3
Ending balance	$27.7	$9.1	$35.7	$1.7	$—	$74.2

As of June 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.3	$—	$4.6	$0.3	$—	$6.2
Loans collectively evaluated for impairment	26.4	9.1	31.1	1.4	—	68.0
Allowance for loan losses	$27.7	$9.1	$35.7	$1.7	$—	$74.2

As of June 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$30.9	$—	$19.3	$6.7	$—	$56.9
Collectively evaluated for impairment	6,141.3	1,076.0	1,447.4	270.9	2.7	8,938.3
Total loans held for investment	$6,172.2	$1,076.0	$1,466.7	$277.6	$2.7	$8,995.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$33.9	$7.8	$30.1	$1.7	$—	$73.5
Provision charged to operating expense	0.6	1.5	0.7	0.1	—	2.9
Less loans charged-off	(1.3)	(2.8)	(0.9)	—	—	(5.0)
Add back recoveries of loans previously charged-off	0.8	1.3	0.6	—	—	2.7
Ending balance	$34.0	$7.8	$30.5	$1.8	$—	$74.1

Six Months Ended June 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1
Provision charged to operating expense	2.4	2.2	—	0.4	—	5.0
Less loans charged-off	(2.1)	(5.5)	(2.6)	—	—	(10.2)
Add back recoveries of loans previously charged-off	2.0	2.4	2.6	0.2	—	7.2
Ending balance	$34.0	$7.8	$30.5	$1.8	$—	$74.1

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.3	$—	$5.2	$0.3	$—	$6.8
Loans collectively evaluated for impairment	29.7	8.7	26.1	1.7	—	66.2
Allowance for loan losses	$31.0	$8.7	$31.3	$2.0	$—	$73.0

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$41.8	$—	$19.9	$3.1	$—	$64.8
Collectively evaluated for impairment	5,791.7	1,070.2	1,290.4	251.7	1.6	8,405.6
Total loans held for investment	$5,833.5	$1,070.2	$1,310.3	$254.8	$1.6	$8,470.4

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or economic factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural, and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture, and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, the loss factor percentages are based on a three-year loss history for the 2018 period and on a one-year loss history for the comparable periods. The loan loss rates for 2018 and 2019 incorporate the available loss history data from Bank of the Cascades prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory conditions and the estimated impact of these factors on historical loss rates.

An allowance for loan losses is established for loans acquired that are deemed credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of June 30, 2019 and December 31, 2018, the Company’s allowance for loan losses included $0.8 million and $0.8 million, respectively, related to loans acquired credit impaired.

(7)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$21.1	$11.0	$14.4	$10.1
OREO acquired through acquisition	2.4	—	2.4	—
Additions	4.9	6.3	13.3	7.4
Valuation adjustments	(0.1)	—	(0.4)	—
Dispositions	(0.7)	(2.4)	(2.1)	(2.6)
Ending balance	$27.6	$14.9	$27.6	$14.9

The carrying values of foreclosed residential real estate properties included in other real estate owned were $3.5 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively. The Company had $0.9 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2019 and $0.4 million as of December 31, 2018.

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

In the normal course of business, the Company enters into interest rate lock commitments to finance residential mortgage loans that are not designated as accounting hedges. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee, provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. In addition to the effects of the change in market interest rate, the fair value measurement of the derivative also contemplates the expected cash flows to be received from the counterparty from the future sale of the loan.

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

	June 30, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$465.9	$22.0	$403.3	$8.8
Interest rate lock commitments	112.7	2.5	51.0	1.3
Total derivative assets	$578.6	$24.5	$454.3	$10.1

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$465.9	$22.0	$403.3	$8.8
Forward loan sales contracts	131.3	0.7	64.6	0.6
Total derivative liabilities	$597.2	$22.7	$467.9	$9.4

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$22.0	$—	$22.0	$0.1	$14.9	$7.0
Mortgage related derivatives	2.5	—	2.5	—	—	2.5
Total derivatives	24.5	—	24.5	0.1	14.9	9.5
Total assets	$24.5	$—	$24.5	$0.1	$14.9	$9.5

Financial Liabilities
Interest rate swap contracts	$22.0	$—	$22.0	$0.1	$—	$21.9
Mortgage related derivatives	0.7	—	0.7	—	—	0.7
Total derivatives	22.7	—	22.7	0.1	—	22.6
Repurchase agreements	686.7	—	686.7	—	686.7	—
Total liabilities	$709.4	$—	$709.4	$0.1	$686.7	$22.6

	December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$8.8	$—	$8.8	$2.7	$2.4	$3.7
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	10.1	—	10.1	2.7	2.4	5.0
Total assets	$10.1	$—	$10.1	$2.7	$2.4	$5.0

Financial Liabilities
Interest rate swap contracts	$8.8	$—	$8.8	$2.7	$4.1	$2.0
Mortgage related derivatives	0.6	—	0.6	—	—	0.6
Total derivatives	9.4	—	9.4	2.7	4.1	2.6
Repurchase agreements	712.4	—	712.4	—	712.4	—
Total liabilities	$721.8	$—	$721.8	$2.7	$716.5	$2.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	$—	$0.1	$—	$0.3
Amount of net fee income recognized in other non-interest income	0.5	0.4	1.3	0.9
Amount of net gains recognized in mortgage banking revenues	0.6	0.1	1.0	—

(9)	Capital Stock

The Company had 42,902,824 shares of Class A common stock and 22,325,994 shares of Class B common stock outstanding as of June 30, 2019. The Company had 38,169,575 shares of Class A common stock and 22,453,672 shares of Class B common stock outstanding as of December 31, 2018.

On April 8, 2019, the Company issued 3,871,422 and 463,134 shares of its Class A common stock with an aggregate value of $157.3 million and $18.8 million as consideration for the acquisitions of IIBK and CMYF, respectively. In addition, during the six months ended June 30, 2019, the Company issued 21,942 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.8 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

On June 11, 2019, the company’s board of directors adopted a new stock repurchase program to replace the program that had been in place since 2015 and which had only 24,123 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. To date the Company has not repurchased any shares under the current authorization.

During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its Class A common stock other than stock repurchases which were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$37.9	$41.7	$79.5	$78.4
Weighted average common shares outstanding for basic earnings per share computation	64,504,546	56,335,186	62,419,442	56,288,453
Dilutive effects of stock-based compensation	202,913	363,835	248,949	381,947
Weighted average common shares outstanding for diluted earnings per common share computation	64,707,459	56,699,021	62,668,391	56,670,400

Basic earnings per common share	$0.59	$0.74	$1.27	$1.39
Diluted earnings per common share	$0.59	$0.74	$1.27	$1.38

Anti-dilutive unvested time restricted stock	761	85	108,046	128,461

The Company had 147,415 and 159,812 shares of unvested restricted stock as of June 30, 2019 and 2018, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of June 30, 2019 and December 31, 2018, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of June 30, 2019 and December 31, 2018 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,420.5	13.43%	$846.0	8.000%	$1,110.4	10.50%	$1,057.6	10.00%
FIB	1,294.6	12.27	844.3	8.000	1,108.1	10.50	1,055.4	10.00
Tier 1 risk-based capital:
Consolidated	1,346.3	12.73	634.5	6.000	898.9	8.50	846.0	8.00
FIB	1,220.4	11.56	633.2	6.000	897.1	8.50	844.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,262.3	11.94	475.9	4.500	740.3	7.00	687.4	6.50
FIB	1,220.4	11.56	474.9	4.500	738.8	7.00	686.0	6.50
Leverage capital ratio:
Consolidated	1,346.3	9.94	541.7	4.000	541.7	4.00	677.2	5.00
FIB	1,220.4	9.01	541.9	4.000	541.9	4.00	677.4	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,285.0	12.99%	$791.2	8.00%	$976.6	9.875%	$989.0	10.00%
FIB	1,184.5	12.01	788.8	8.00	973.7	9.875	986.0	10.00
Tier 1 risk-based capital:
Consolidated	1,212.0	12.26	593.4	6.00	778.8	7.875	791.2	8.00
FIB	1,111.6	11.27	591.6	6.00	776.5	7.875	788.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,127.8	11.40	445.0	4.50	630.5	6.375	642.8	6.50
FIB	1,111.6	11.27	443.7	4.50	628.6	6.375	640.9	6.50
Leverage capital ratio:
Consolidated	1,212.0	9.47	511.9	4.00	511.9	4.000	639.9	5.00
FIB	1,111.6	8.97	495.9	4.00	495.9	4.000	619.8	5.00
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
As of June 30, 2019, the Company had commitments under construction contracts of $0.1 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.0 million of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2019.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2019, commitments to extend credit to existing and new borrowers approximated $2,727.0 million, which included $749.1 million on unused credit card lines and $1,162.4 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At June 30, 2019, the Company had outstanding standby letters of credit of $56.8 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Investment securities available-for sale:
Change in net unrealized gains during period	$20.2	$(3.9)	$5.1	$(1.0)	$15.1	$(2.9)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5	—	0.1	—	0.4
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.2)	(0.2)	—	—	(0.2)	(0.2)
Total other comprehensive income (loss)	$20.0	$(3.6)	$5.1	$(0.9)	$14.9	$(2.7)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Investment securities available-for sale:
Change in net unrealized gains during period	$53.8	$(27.6)	$14.0	$(7.2)	$39.8	$(20.4)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	—	(1.6)	—	(4.4)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	1.0	—	0.3	—	0.7
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.3)	(0.3)	—	(0.1)	(0.3)	(0.2)
Total other comprehensive income (loss)	$47.5	$(26.9)	$12.4	$(7.0)	$35.1	$(19.9)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$9.9	$(25.5)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	0.6	0.9
Net accumulated other comprehensive gain (loss)	$10.5	$(24.6)

(15)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018.

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Debt Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information,, and the investment’s terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing, and loan to value ratio, among other things. Observable data is then adjusted to reflect changes in interest rates, the Company’s estimated pull-through rate and estimated direct costs necessary to complete the commitment into a closed loan net of origination and processing fees collected from the borrower.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$9.0	$—	$9.0	$—
State, county and municipal securities	81.2	—	81.2	—
Obligations of U.S. government agencies	582.2	—	582.2	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	1,774.8	—	1,774.8	—
Private mortgage-backed securities	60.7	—	60.7	—
Corporate securities	95.0	—	95.0	—
Other investments	6.8	—	6.8	—
Loans held for sale	64.1	—	64.1	—
Derivative assets:
Interest rate swap contracts	22.0	—	22.0	—
Interest rate lock commitments	2.5	—	2.5	—
Derivative liabilities:
Interest rate swap contracts	22.0	—	22.0	—
Forward loan sale contracts	0.7	—	0.7	—
Deferred compensation plan assets	16.6	—	16.6	—
Deferred compensation plan liabilities	16.6	—	16.6	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$26.2	$—	$—	$26.2
Other real estate owned	2.1	—	—	2.1
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$24.1	$—	$—	$24.1
Other real estate owned	0.6	—	—	0.6
Long-lived assets to be disposed of by sale	4.9	—	—	4.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2019, certain impaired loans with a carrying value of $38.9 million were reduced by specific valuation allowance allocations of $6.2 million and partial loan charge-offs of $6.5 million resulting in a reported fair value of $26.2 million. As of December 31, 2018, certain impaired loans with a carrying value of $36.3 million were reduced by specific valuation allowance allocations of $6.8 million and partial loan charge-offs of $5.4 million resulting in a reported fair value of $24.1 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $0.4 million and zero write downs on OREO properties during the six months ended June 30, 2019 and 2018, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.0 million, which was reduced by write-downs of $1.0 million, resulting in a fair value of $5.0 million. As of December 31, 2018, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.4 million, reduced by write-downs of $0.5 million, resulting in a fair value of $4.9 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2019	December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$26.2	$24.1	Appraisal	Appraisal adjustment	0%	-	26%	(13%)
Other real estate owned	2.1	0.6	Appraisal	Appraisal adjustment	8%	-	96%	(39%)
Long-lived assets to be disposed of by sale	5.0	4.9	Appraisal	Appraisal adjustment	0%	-	43%	(10%)

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,128.9	$1,128.9	$1,128.9	$—	$—
Investment debt securities available-for-sale	2,609.7	2,609.7	—	2,609.7	—
Investment debt securities held-to-maturity	98.8	100.8	—	100.8	—
Accrued interest receivable	50.2	50.2	—	50.2	—
Mortgage servicing rights, net	28.6	35.4	—	35.4	—
Loans held for sale	64.1	64.1	—	64.1	—
Net loans held for investment	8,921.0	8,947.7	—	8,921.5	26.2
Derivative assets	24.5	24.5	—	24.5	—
Deferred compensation plan assets	16.6	16.6	—	16.6	—
Total financial assets	$12,942.4	$12,977.9	$1,128.9	$11,822.8	$26.2

Financial liabilities:
Total deposits, excluding time deposits	$9,931.4	$9,931.4	$9,931.4	$—	$—
Time deposits	1,558.5	1,551.9	—	1,551.9	—
Securities sold under repurchase agreements	686.7	686.7	—	686.7	—
Accrued interest payable	12.4	12.4	—	12.4	—
Long-term debt	15.8	14.6	—	14.6	—
Subordinated debentures held by subsidiary trusts	86.9	83.8	—	83.8	—
Derivative liabilities	22.7	22.7	—	22.7	—
Deferred compensation plan liabilities	16.6	16.6	—	16.6	—
Total financial liabilities	$12,331.0	$12,320.1	$9,931.4	$2,388.7	$—

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

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged. In July 2018, the FASB issued ASU 2018-11 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $54.6 million and $54.6 million, respectively, with an immaterial impact on its consolidated results of operations and liquidity. The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company elected the hindsight practical expedient to determine the lease term for existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company’s financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company’s income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements, which will be effective on January 1, 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, risk management, finance, and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are in the process of implementing a third-party vendor solution. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption will also necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. As the Company amortized premiums on callable debt securities to the earliest call date, the amendments in ASU 2017-08 became effective for the Company on January 1, 2019, and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On July 29, 2019, the Company declared a quarterly dividend to common shareholders of $0.31 per share, to be paid on August 21, 2019 to shareholders of record as of August 8, 2019.

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

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
“Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: political, legal, regulatory, and general economic or business conditions, either nationally or regionally; geopolitical uncertainties throughout the world; weather-related, and other adverse climate or other conditions that may impact our business and our customers’ business; changes in the interest rate environment or interest rate changes made by the Federal Reserve; credit performance of our loan portfolio; adequacy of the allowance for loan losses and access to low-cost funding sources; the unavailability of LIBOR; impairment of goodwill; dependence on the Company’s management team and ability to attract and retain qualified employees; governmental regulation and changes in regulatory, tax, and accounting rules and interpretations; stringent capital requirements; future FDIC insurance premium increases; CFPB restrictions on our ability to originate and sell mortgage loans; cyber-security risks, including items such as “denial of service,” “hacking” and “identity theft”; unfavorable resolution to litigation and regulatory proceedings; liquidity risks and technological innovations; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operational controls; competition; meeting market demand with current and new products; reliance on external vendors; soundness of other financial institutions; failure of technology and failure to effectively implement technology-driven products and services; risks associated with introducing and implementing new lines of business, products or services; failure to execute on strategic or operational plans, including the ability to complete mergers and acquisitions or fully achieve expected costs savings or revenue growth associated with mergers and acquisitions; deposit attrition, customer loss and/or revenue loss following completed acquisitions; anti-takeover provisions; changes in dividend policy and the inability of our bank subsidiary to pay dividends; the uninsured nature of any investment in Class A or Class B common stock; decline in market price and volatility of Class A and Class B common stock; voting control of Class B common stock stockholders; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to Company debt.
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
Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of June 30, 2019, we had consolidated assets of $14.4 billion, deposits of $11.5 billion, loans of $9.1 billion and total stockholders’ equity of $1.9 billion. We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

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
On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of IIBK, a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho. The acquisition and merger was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019. Consideration for the acquisition was $157.3 million, consisting of the issuance of 3.871 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock.
On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of CMYF, a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition and merger was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019. Consideration for the acquisition was $18.8 million, consisting of the issuance of 0.463 million shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock.

On August 16, 2018, the Company completed its acquisition of Northwest, the parent company of INB, a Spokane, Washington based community bank with 20 banking offices across Idaho, Oregon, and Washington. The Company merged INB and converted data processing systems with its existing bank subsidiary, FIB, on November 9, 2018. Consideration for the acquisition included $176.3 million, consisting of the issuance of 3.838 million shares of the Company's Class A common stock valued at $45.15 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The Company paid approximately $3.0 million in cash related to Northwest warrants, which were included in the consideration paid. Holders of each share of Northwest common stock received 0.516 shares of First Interstate Class A common stock for each share of Northwest common stock. Additionally, all Northwest stock purchase warrants outstanding immediately prior to the close of the transaction were canceled in exchange for the right to receive a cash payment as provided in the Agreement. Previously unvested Northwest restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close.
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
We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 and 2019 incorporate the available loss history data from Bank of the Cascades prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “Financial Condition - Allowance for Loan Losses.”
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
Our annual goodwill impairment test is performed each year as of July 1st. Upon the most recent goodwill impairment qualitative assessment, the Company determined its goodwill was not considered impaired. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

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
Results of Operations
The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition. The financial statements as of June 30, 2019 are inclusive of the effects of the combined results of operations of the INB acquisition, which closed in August 2018, and IIBK and CMYF acquisitions, which closed in April 2019. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,948.3	$121.2	5.43%	$7,688.0	$96.9	5.06%
Investment securities (2)	2,703.4	16.4	2.43	2,691.2	14.7	2.19
Interest bearing deposits in banks	728.7	5.0	2.75	446.2	2.0	1.80
Federal funds sold	0.8	—	—	1.0	—	—
Total interest earnings assets	$12,381.2	$142.6	4.62%	$10,826.4	$113.6	4.21%
Non-earning assets	1,838.4			1,324.2
Total assets	$14,219.6			$12,150.6
Interest bearing liabilities:
Demand deposits	$3,033.5	$2.7	0.36%	$2,811.7	$1.8	0.26%
Savings deposits	3,443.9	5.6	0.65	3,089.0	2.7	0.35
Time deposits	1,507.0	5.8	1.54	1,135.1	2.6	0.92
Repurchase agreements	695.8	1.1	0.63	655.4	0.7	0.43
Other borrowed funds	—	—	—	1.5	—	—
Long-term debt	15.8	0.4	10.15	14.2	0.3	8.47
Subordinated debentures held by subsidiary trusts	86.9	1.2	5.54	82.5	1.0	4.86
Total interest bearing liabilities	$8,782.9	$16.8	0.77%	$7,789.4	$9.1	0.47%
Non-interest bearing deposits	3,317.8			2,825.6
Other non-interest bearing liabilities	211.1			94.6
Stockholders’ equity	1,907.8			1,441.0
Total liabilities and stockholders’ equity	$14,219.6			$12,150.6
Net FTE interest income		$125.8			$104.5
Less FTE adjustments (2)		(0.5)			(0.7)
Net interest income from consolidated statements of income		$125.3			$103.8
Interest rate spread			3.85%			3.74%
Net FTE interest margin (3)			4.08%			3.87%
Cost of funds, including non-interest bearing demand deposits (4)			0.56%			0.34%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,708.0	$232.9	5.39%	$7,639.6	$189.0	4.99%
Investment securities (2)	2,667.0	32.2	2.43	2,693.4	28.7	2.15
Interest bearing deposits in banks	664.0	8.6	2.61	499.4	4.1	1.66
Federal funds sold	0.7	—	—	0.6	—	—
Total interest earnings assets	$12,039.7	$273.7	4.58%	$10,833.0	$221.8	4.13%
Non-earning assets	1,690.3			1,321.9
Total assets	13,730.0			$12,154.9
Interest bearing liabilities:
Demand deposits	$2,992.7	$5.1	0.34%	$2,804.8	$3.4	0.24%
Savings deposits	3,341.3	10.7	0.65	3,111.5	5.1	0.33
Time deposits	1,432.1	10.4	1.46	1,138.5	4.9	0.87
Repurchase agreements	685.7	2.1	0.62	645.3	1.1	0.34
Other borrowed funds	—	—	—	2.3	0.1	8.77
Long-term debt	15.7	0.7	8.99	14.2	0.5	7.10
Subordinated debentures held by subsidiary trusts	86.9	2.4	5.57	82.5	1.9	4.64
Total interest bearing liabilities	$8,554.4	$31.4	0.74%	$7,799.1	$17.0	0.44%
Non-interest bearing deposits	3,184.1			2,822.8
Other non-interest bearing liabilities	180.1			96.0
Stockholders’ equity	1,811.4			1,437.0
Total liabilities and stockholders’ equity	$13,730.0			$12,154.9
Net FTE interest income		$242.3			$204.8
Less FTE adjustments (2)		(1.0)			(1.2)
Net interest income from consolidated statements of income		$241.3			$203.6
Interest rate spread			3.84%			3.69%
Net FTE interest margin (3)			4.06%			3.81%
Cost of funds, including non-interest bearing demand deposits (4)			0.54%			0.32%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.

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

Our net interest income increased $21.5 million, or 20.7%, to $125.3 million during the three months ended June 30, 2019, as compared to $103.8 million for the same period in 2018, and increased $37.7 million, or 18.5%, to $241.3 million during the six months ended June 30, 2019, as compared to $203.6 million for the same period in 2018. The increases in 2019 are primarily attributable to higher levels of earning assets as a result of the INB, IIBK, and CMYF acquisitions, as well as organic growth and an expansion in our net interest margin.

Net interest income included interest accretion related to the fair valuation of acquired loans of $5.2 million during the three months ended June 30, 2019, of which $2.6 million was the result of early loan payoffs, and $9.2 million during the six months ended June 30, 2019, of which $4.4 million was the result of early loan payoffs. This compares to interest accretion of $2.9 million during the three months ended June 30, 2018, of which $1.1 million was the result of early loan payoffs, and $6.0 million during the six months ended June 30, 2018, of which $2.2 million was the result of early loan payoffs.

Recoveries of charged-off interest also impact net interest income. Net charged-off interest recoveries were $1.5 million and $2.4 million during the three and six months ended June 30, 2019, as compared to $1.9 million and $2.6 million during the same period in 2018.

Our net FTE interest margin ratio increased 21 basis points to 4.08% for the three months ended June 30, 2019, as compared to 3.87% for the same period in 2018. Similarly, our net FTE interest margin ratio increased 25 basis points to 4.06% for the six months ended June 30, 2019, as compared to 3.81% for the same period in 2018. Increases in net FTE interest margin ratio during the three months ended June 30, 2019, as compared to the same period in 2018, and during the six months ended June 30, 2019, as compared to the same period in 2018 were primarily due to increases in average outstanding loans and higher yields on interest earning assets, which were offset by increases in funding costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.86% during the three months ended June 30, 2019, as compared to 3.69% for the same period in 2018, or a 17 basis point increase, and 3.86% during the six months ended June 30, 2019, as compared to 3.65% in the same period in 2018.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and six month periods ended June 30, 2019 and 2018. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 compared with Six Months Ended June 30, 2018
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$15.9	$8.4	$24.3	$26.4	$17.5	$43.9
Investment securities (1)	0.1	1.6	1.7	(0.3)	3.8	3.5
Interest bearing deposits in banks	1.3	1.7	3.0	1.4	3.1	4.5
Total change	17.3	11.7	29.0	27.5	24.4	51.9
Interest bearing liabilities:
Demand deposits	0.1	0.8	0.9	0.2	1.5	1.7
Savings deposits	0.3	2.6	2.9	0.4	5.2	5.6
Time deposits	0.9	2.3	3.2	1.3	4.2	5.5
Repurchase agreements	—	0.4	0.4	0.1	0.9	1.0
Other borrowed funds	—	—	—	(0.1)	—	(0.1)
Long-term debt	—	0.1	0.1	0.1	0.1	0.2
Subordinated debentures held by subsidiary trusts	0.1	0.1	0.2	0.1	0.4	0.5
Total change	1.4	6.3	7.7	2.1	12.3	14.4
Increase in FTE net interest income (1)	$15.9	$5.4	$21.3	$25.4	$12.1	$37.5

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management’s estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $3.8 million during the three months ended June 30, 2019, as compared to $2.9 million during same period in 2018. During the six months ended June 30, 2019, we recorded a provision for loan losses of $7.5 million, as compared to $5.0 million during the same period in 2018. Higher levels of the provision were attributable to organic loan growth and an increase in loans migrating from the acquired loan portfolio to the originated loan portfolio due to renewals, refinancing, and restructure during the three months ended June 30, 2019 in addition to higher net-charge-offs during the six months ended June 30, 2019. Changes in the provision for loan loss between quarters are reflective of management’s assessment of the adequacy of our allowance for loan losses.

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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2019	2018			2019	2018
Payment services revenues	$10.5	$12.9	$(2.4)	(18.6)%	$19.9	$23.4	$(3.5)	(15.0)%
Mortgage banking revenues	8.4	7.2	1.2	16.7	13.8	12.6	1.2	9.5
Wealth management revenues	5.8	5.8	—	—	11.9	11.7	0.2	1.7
Service charges on deposit accounts	5.4	5.3	0.1	1.9	10.4	10.9	(0.5)	(4.6)
Other service charges, commissions and fees	4.2	3.8	0.4	10.5	8.5	7.7	0.8	10.4
Other income	5.1	2.6	2.5	96.2	9.4	6.5	2.9	44.6
Total non-interest income	$39.4	$37.6	$1.8	4.8%	$73.9	$72.8	$1.1	1.5%
Total non-interest income increased $1.8 million, or 4.8%, to $39.4 million for the three months ended June 30, 2019, as compared to $37.6 million for the same period in 2018 and increased $1.1 million, or 1.5%, to $73.9 million for the six months ended June 30, 2019, as compared to $72.8 million for the same period in 2018. Significant components of theses fluctuations are discussed below.
Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $2.4 million, or 18.6%, to $10.5 million during the three months ended June 30, 2019, as compared to $12.9 million earned during the same period in 2018. For the six months ended June 30, 2019, payment services revenue decreased $3.5 million or 15.0%, to $19.9 million, as compared to $23.4 million during the same period in 2018. The decreases in payment services revenues of $3.6 million and $6.7 million during the three and six months ended June 30, 2019 are primarily due to the impact of the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge), which impacted our Company beginning July 1, 2018. These decreases were offset by increases in debit card and credit card volume resulting in higher interchange revenues.
Mortgage banking revenues increased $1.2 million, or 16.7%, to $8.4 million during the three months ended June 30, 2019, as compared to $7.2 million during the same period in 2018. For the six months ended June 30, 2019, mortgage banking revenues increased $1.2 million, or 9.5%, to $13.8 million as compared to $12.6 million during the same period in 2018. The increases are the result of lower mortgage rates driving an increase in mortgage loan originations and the impact of our expansion into new markets. Our overall loan production for originated home purchases was approximately 81.4% and 80.6% of production for the three and six months ended June 30, 2019, respectively, compared to 80.0% and 74.7% for the same periods in 2018.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $2.5 million, or 96.2%, to $5.1 million during the three months ended June 30, 2019, as compared to $2.6 million during the same period in 2018 and increased $2.9 million, or 44.6%, to $9.4 million during the six months ended June 30, 2019, as compared to $6.5 million during the same period in 2018. The increases in other income between periods was primarily due to net gains on the sale of premises and equipment, life insurance proceeds, and other normal fluctuations in other income.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2019	2018			2019	2018
Salaries and wages	$40.4	$34.3	$6.1	17.8%	$76.5	$68.9	$7.6	11.0%
Employee benefits	14.0	12.3	1.7	13.8	28.4	23.6	4.8	20.3
Outsourced technology services	8.1	7.1	1.0	14.1	16.0	14.1	1.9	13.5
Occupancy, net	7.1	6.0	1.1	18.3	14.1	12.3	1.8	14.6
Furniture and equipment	3.4	2.9	0.5	17.2	6.9	6.0	0.9	15.0
OREO expense, net of income	0.2	(0.1)	0.3	NM	0.3	0.1	0.2	NM
Professional fees	2.3	2.1	0.2	9.5	4.2	3.3	0.9	27.3
FDIC insurance premiums	1.6	1.4	0.2	14.3	3.1	2.9	0.2	6.9
Mortgage servicing rights amortization	1.0	0.7	0.3	42.9	1.9	1.5	0.4	26.7
Core deposit intangibles amortization	3.0	1.7	1.3	76.5	5.3	3.5	1.8	51.4
Other expenses	17.5	16.5	1.0	6.1	33.4	32.3	1.1	3.4
Acquisition related expenses	13.5	—	13.5	NM	15.8	2.3	13.5	NM
Total non-interest expense	$112.1	$84.9	$27.2	32.0%	$205.9	$170.8	$35.1	20.6%
Non-interest expense increased $27.2 million, or 32.0%, to $112.1 million during the three months ended June 30, 2019 as compared to $84.9 million during the same period in 2018 and $35.1 million, or 20.6%, to $205.9 million during the six months ended June 30, 2019 as compared to $170.8 million during the same period in 2018. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $6.1 million, or 17.8%, to $40.4 million during the three months ended June 30, 2019, as compared to $34.3 million during the same period in 2018 and $7.6 million, or 11.0%, to $76.5 million during the six months ended June 30, 2019 as compared to $68.9 million during the same period in 2018. The increase reflects higher levels of wages related to additional employees as a result of the INB, IIBK, and CMYF acquisitions and higher incentive compensation.

Employee benefits expense increased $1.7 million, or 13.8%, to $14.0 million during the three months ended June 30, 2019, as compared to $12.3 million during the same period in 2018, primarily due to the inclusion of additional employees from the INB, IIBK, and CMYF acquisitions. Employee benefits expense increased $4.8 million, or 20.3%, to $28.4 million during the six months ended June 30, 2019 as compared to $23.6 million during the same period in 2018, primarily due to higher long-term incentive costs as a result of the Company achieving certain growth goals and higher benefit costs related to the additional employees as a result of the INB, IIBK, and CMYF acquisitions.

Outsourced technology services expense increased $1.0 million, or 14.1%, to $8.1 million during the three months ended June 30, 2019, as compared to $7.1 million during the same period in 2018 and $1.9 million, or 13.5%, to $16.0 million during the six months ended June 30, 2019, as compared to $14.1 million during the same period in 2018. The increases are primarily due to technology expenses resulting from the INB, IIBK, and CMYF acquisitions.

Occupancy, net expense increased $1.1 million, or 18.3%, to $7.1 million during the three months ended June 30, 2019, as compared to $6.0 million during the same period in 2018 and $1.8 million, or 14.6%, to $14.1 million during the six months ended June 30, 2019, as compared to $12.3 million during the same period in 2018. The increases are primarily due to additional operating expenses as a result of the INB, IIBK, and CMYF acquisitions.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $1.3 million, or 76.5%, to $3.0 million during the three months ended June 30, 2019, as compared to $1.7 million during the same period in 2018 and $1.8 million, or 51.4%, to $5.3 million during the six months ended June 30, 2019, as compared to $3.5 million during the same period in 2018. The increases are primarily due to additional amortization expense resulting from the INB, IIBK, and CMYF acquisitions.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses increased $1.0 million, or 6.1%, to $17.5 million during the three months ended June 30, 2019, as compared to $16.5 million during the same period in 2018 and $1.1 million, or 3.4%, to $33.4 million during the six months ended June 30, 2019, as compared to $32.3 million during the same period in 2018. These increases are primarily due to additional costs related to the INB, IIBK, and CMYF acquisitions.

Income Tax Expense

Our effective tax rate is stable at 22.3% for the three months ended June 30, 2019 compared to 22.2% for the three months ended June 30, 2018 and 21.9% for the six months ended June 30, 2019, as compared to 22.1% for the same period in 2018.

Financial Condition

Total Assets

Total assets increased $1,114.4 million, or 8.4%, to $14,414.6 million as of June 30, 2019, from $13,300.2 million as of December 31, 2018, primarily as a result of the recent acquisitions of IIBK and CMFY and an increase in organic loan growth. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans increased $555.6 million, or 6.5%, to $9,059.3 million as of June 30, 2019, as compared to $8,503.7 million as of December 31, 2018, due to $417.1 million of IIBK and CMYF acquired loans and $138.5 million of organic growth. Organic growth was primarily in commercial, agricultural, commercial real estate, agricultural real estate, and loans held for sale.
Loans Held for Investment
Loans held for investment increased $524.8 million, or 6.2%, to $8,995.2 million as of June 30, 2019, as compared to $8,470.4 million as of December 31, 2018. The loans held for investment portfolios are discussed in greater detail below:
Total real estate loans increased $338.7 million, or 5.8%, to $6,172.2 million as of June 30, 2019, as compared to $5,833.5 million as of December 31, 2018. Exclusive of $328.0 million of IIBK and CMYF acquired loans, total real estate loans increased $10.7 million, or 0.2%. Within the portfolio, commercial loans increased organically $78.9 million, or 2.4%, to $3,465.8 million, construction loans decreased organically $17.4 million, or 2.1%, to $921.8 million, residential loans decreased organically $58.9 million, or 3.8%, and agricultural loans increased organically $8.1 million, or 3.7% as of June 30, 2019.
Total consumer loans increased $5.8 million, or 0.5%, to $1,076.0 million as of June 30, 2019, from $1,070.2 million as of December 31, 2018. Exclusive of $14.6 million of IIBK and CMYF acquired loans, total consumer loans decreased $8.8 million, or 0.8%. The decrease was driven by increased credit standards impacting the consumer direct portfolio offset by an increase in the indirect portfolio.
Commercial loans increased $156.4 million, or 11.9%, to $1,466.7 million as of June 30, 2019, from $1,310.3 million as of December 31, 2018. Exclusive of $61.4 million of IIBK and CMYF acquired loans, commercial loans increased $95.0 million, or 7.3%. This growth primarily occurred in Idaho, Montana, South Dakota, and Eastern Washington.
Agricultural loans increased $22.8 million, or 8.9%, to $277.6 million as of June 30, 2019, from $254.8 million as of December 31, 2018. Exclusive of $12.6 million of IIBK and CMYF acquired loans, agricultural loans increased $10.2 million, or 4.0%. This growth was primarily attributable to seasonal draw downs in operating lines of credit.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased $30.8 million, or 92.5%, to $64.1 million as of June 30, 2019, compared to $33.3 million as of December 31, 2018, primarily due to seasonal increases in mortgage loan origination volumes.

Non-performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Non-performing loans:
Non-accrual loans	$41.0	$45.1	$54.3	$61.2	$69.3
Accruing loans past due 90 days or more	5.2	7.1	3.8	5.2	6.1
Total non-performing loans	46.2	52.2	58.1	66.4	75.4
OREO	27.6	21.1	14.4	17.3	14.9
Total non-performing assets	$73.8	$73.3	$72.5	$83.7	$90.3
Troubled debt restructurings not included above	$5.7	$5.8	$5.6	$5.9	$7.2
Non-performing loans to total loans	0.51%	0.61%	0.68%	0.78%	0.97%
Non-performing assets to total loans and OREO	0.81	0.86	0.85	0.98	1.16
Non-performing assets to total assets	0.51	0.54	0.55	0.63	0.74

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Real estate:
Commercial	$14.4	31.2%	$10.0	17.2%
Construction:
Land acquisition and development	0.6	1.3	3.9	6.7
Residential	1.3	2.8	1.0	1.7
Commercial	0.1	0.2	0.2	0.3
Total construction	2.0	4.3	5.1	8.7
Residential	4.4	9.5	6.8	11.8
Agricultural	2.7	5.8	12.6	21.7
Total real estate	23.5	50.8	34.5	59.4
Consumer	3.2	6.9	3.5	6.0
Commercial	16.8	36.4	17.1	29.4
Agricultural	2.7	5.9	3.0	5.2
Total non-performing loans	$46.2	100.0%	$58.1	100.0%

Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $1.2 million and $1.7 million would have been accrued for the six months ended June 30, 2019 and 2018, respectively. Non-accrual loans decreased approximately $13.3 million, to $41.0 million as of June 30, 2019, from $54.3 million as of December 31, 2018. The decrease in non-accrual loans was driven by an agricultural real estate loan moved into OREO. Accruing loans past due 90 days or more increased $1.4 million, or 36.8%, primarily due to an increase in commercial real estate loans. Other real estate owned increased $13.2 million, or 91.7%, from December 31, 2018. The increase in other real estate owned was driven by $13.3 million in foreclosures primarily related to three properties, and the IIBK acquired other real estate owned, offset by $2.1 million in dispositions.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company’s expectations at the date of acquisition, an allowance for loan losses is established. As of June 30, 2019, the Company determined that an allowance of $0.8 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under GAAP.

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
The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Balance at beginning of period	$72.4	$73.0	$73.6	$74.1	$73.5
Provision charged to operating expense	3.8	3.7	1.6	2.0	2.9
Charge offs:
Real estate
Commercial	—	0.2	0.5	0.3	0.6
Construction	0.6	1.3	0.4	0.3	—
Residential	0.3	0.6	—	0.1	0.7
Consumer	3.3	3.0	2.8	3.0	2.8
Commercial	1.1	0.8	1.0	1.1	0.9
Agricultural	0.3	0.1	—	—	—
Total charge-offs	5.6	6.0	4.7	4.8	5.0
Recoveries:
Real estate
Commercial	0.2	0.2	0.4	—	0.5
Construction	0.6	—	0.2	0.5	0.1
Residential	0.4	—	0.5	0.1	0.2
Consumer	1.2	1.1	0.9	1.2	1.3
Commercial	1.2	0.4	0.5	0.5	0.6
Agricultural	—	—	—	—	—
Total recoveries	3.6	1.7	2.5	2.3	2.7
Net charge-offs	2.0	4.3	2.2	2.5	2.3
Balance at end of period	$74.2	$72.4	$73.0	$73.6	$74.1

Period end loans	$9,059.3	$8,493.2	$8,503.7	$8,518.0	$7,758.7
Average loans	8,948.3	8,467.9	8,520.7	8,128.9	7,688.0
Net loans charged-off to average loans, annualized	0.09%	0.21%	0.10%	0.12%	0.12%
Allowance to period end loans	0.82	0.85	0.86	0.86	0.96

Our allowance for loan losses was $74.2 million, or 0.82% of period end loans, as of June 30, 2019, as compared to $73.0 million, or 0.86% of period end loans, as of December 31, 2018. The decrease in the percentage from December 31, 2018 is primarily a result of higher loan balances from the INB, IIBK, and CMYF acquired loans, which were recorded at fair value for INB and provisionally recorded at fair value for IIBK and CMYF in accordance with generally accepted accounting principles (“GAAP”), with no corresponding allowance for loan losses in purchase accounting.

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
Investment Securities.
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $31.0 million, or 1.2%, to $2,708.5 million, or 18.8% of total assets, as of June 30, 2019, from $2,677.5 million, or 20.1% of total assets, as of December 31, 2018. Exclusive of $78.7 million of IIBK and CMYF acquired securities, investment securities decreased $47.7 million, or 1.8%. As of June 30, 2019, the estimated duration of our investment portfolio was 1.9 years, as compared to 2.5 years as of December 31, 2018.
We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of June 30, 2019, we had investment securities with fair values aggregating $407.8 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $2.6 million as of June 30, 2019 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment losses were recorded during the three months ended June 30, 2019 or 2018.
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
Goodwill and Other Intangible Assets.

Goodwill increased $76.8 million, or 14.0%, to $623.5 million as of June 30, 2019, from $546.7 million as of December 31, 2018, attributable to the finalization of the INB acquisition and provisional goodwill of $77.2 million recorded in conjunction with the acquisition of IIBK and CMYF.

Company-Owned Life Insurance.

Company-owned life insurance increased $16.6 million, or 6.0%, to $291.7 million as of June 30, 2019, from $275.1 million as of December 31, 2018, primarily attributable to provisional amounts of $15.2 million recorded in conjunction with the acquisition of IIBK.

Premises and equipment.
Premises and equipment, net of accumulated depreciation increased $75.9 million, or 31.0%, to $321.1 million as of June 30, 2019, from $245.2 million as of December 31, 2018, primarily due to $22.5 million of premises and equipment acquired with the acquisition of IIBK and CMYF and the Company recognizing $54.6 million in right-of-use assets related to leases, as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Core Deposit Intangibles, Net of Accumulated Amortization.
Core deposit intangibles, net of accumulated amortization, increased $11.0 million, or 19.3%, to $67.9 million as of June 30, 2019, from $56.9 million as of December 31, 2018, attributable to provisional core deposit intangibles of $16.6 million recorded in conjunction with the acquisition of IIBK and CMYF offset by amortization expense.
Other real estate owned.
Other real estate owned increased $13.2 million, or 91.7%, to $27.6 million as of June 30, 2019, from $14.4 million as of December 31, 2018. The increase in other real estate owned was driven by $13.3 million in foreclosures primarily related to three properties, and the IIBK acquired other real estate owned, offset by $2.1 million in dispositions.

Other Assets
Other assets increased $22.4 million, or 14.1%, to $181.5 million as of June 30, 2019, from $159.1 million as of December 31, 2018. The increase is primarily attributable to provisional amounts of $8.7 million recorded for IIBK and CMYF assets in conjunction with the acquisitions, an increase in federal reserve stock, and an increase related to our interest rate swap contracts.
Deposits
Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $809.2 million, or 7.6%, to $11,489.9 million as of June 30, 2019, from $10,680.7 million as of December 31, 2018. The increase is attributable to $706.7 million of IIBK and CMYF acquired deposits and an increase of $102.5 million as a result of organic growth.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Non-interest bearing demand	$3,372.9	29.4%	$3,158.3	29.6%
Interest bearing:
Demand	3,066.6	26.7	2,957.5	27.7
Savings	3,491.9	30.4	3,247.9	30.4
Time, $100 and over	717.4	6.2	547.6	5.1
Time, other (1)	841.1	7.3	769.4	7.2
Total interest bearing	$8,117.0	70.6%	$7,522.4	70.4%
Total deposits	$11,489.9	100.0%	$10,680.7	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $106.6 million and brokered deposits of $8.8 million as of June 30, 2019, compared to $87.1 million and $24.1 million as of December 31, 2018, respectively.

Securities Sold Under Repurchase Agreements.
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $25.7 million, or 3.6%, to $686.7 million as of June 30, 2019, from $712.4 million as of December 31, 2018. Exclusive of the provisional amount of $30.4 million of securities sold under repurchase agreements acquired from IIBK, securities sold under repurchase agreements decreased $56.1 million, or 7.9%.
Accounts Payable and Accrued Expenses.
Accounts payable and accrued expenses increased $55.8 million, or 59.3%, to $149.9 million as of June 30, 2019, from $94.1 million as of December 31, 2018, primarily due to the Company recognizing $54.6 million in liabilities related to leases, as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Deferred Tax Asset / Liability
Our deferred tax liability, net increased $15.8 million, or 183.7%, to $24.4 million as of June 30, 2019, from $8.6 million as of December 31, 2018, primarily as a result of mark-to-market unrealized gains and stock compensation.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $254.7 million, or 15.0%, to $1,948.6 million as of June 30, 2019, from $1,693.9 million as of December 31, 2018, due to the retention of earnings, other comprehensive income, stock-based compensation, proceeds from stock option exercises, and the issuance of additional shares of Class A common stock with an aggregate value of $176.1 million as consideration for the IIBK and CMYF acquisitions. This increase was offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.

On July 29, 2019, the Company’s board of directors declared a dividend of $0.31 per common share, payable on August 21, 2019, to common stockholders of record as of August 8, 2019. The dividend equates to a 3.1% annual yield based on the $39.92 average closing pricing of the Company’s common stock during the second quarter of 2019.
On June 11, 2019, the Company announced the board of directors adopted a new stock repurchase program to replace the program that had been in place since 2015 and which had only 24,123 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. To date the Company has not repurchased any shares under the current authorization.
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
As of June 30, 2019 and December 31, 2018, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2019, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2019.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
April 2019	717	$40.63	—	24,123
May 2019	116	39.40	—	24,123
June 2019	114	38.36	—	2,500,000
Total	947	$40.21	—	2,500,000

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive data file

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 7, 2019	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	August 7, 2019	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer