Form 10-Q
period 2019-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2019-11-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2019 – Class A common stock	43,034,082
September 30, 2019 – Class B common stock	22,195,679

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$298.4	$244.1
Interest bearing deposits in banks	971.1	577.8
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,269.6	822.0
Investment securities:
Available-for-sale	2,732.2	2,270.7
Held-to-maturity (estimated fair values of $97.2 and $400.7 at September 30, 2019 and December 31, 2018, respectively)	94.9	406.8
Total investment securities	2,827.1	2,677.5
Loans held for investment	8,992.6	8,470.4
Mortgage loans held for sale	108.9	33.3
Total loans	9,101.5	8,503.7
Less allowance for loan losses	75.0	73.0
Net loans	9,026.5	8,430.7
Goodwill	622.6	546.7
Company-owned life insurance	292.8	275.1
Premises and equipment, net of accumulated depreciation	302.8	245.2
Core deposit intangibles, net of accumulated amortization	65.0	56.9
Accrued interest receivable	51.1	44.9
Mortgage servicing rights, net of accumulated amortization and impairment reserve	29.8	27.7
Other real estate owned (“OREO”)	17.8	14.4
Other assets	196.5	159.1
Total assets	$14,701.6	$13,300.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,639.7	$3,158.3
Interest bearing	8,159.9	7,522.4
Total deposits	11,799.6	10,680.7
Securities sold under repurchase agreements	636.9	712.4
Accounts payable and accrued expenses	145.8	94.1
Accrued interest payable	12.3	7.8
Deferred tax liability, net	23.6	8.6
Long-term debt	13.9	15.8
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	12,719.0	11,606.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2019 or December 31, 2018	—	—
Common stock	1,047.8	866.7
Retained earnings	921.4	851.8
Accumulated other comprehensive gain (loss), net	13.4	(24.6)
Total stockholders’ equity	1,982.6	1,693.9
Total liabilities and stockholders’ equity	$14,701.6	$13,300.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$120.0	$103.9	$352.3	$292.1
Interest and dividends on investment securities:
Taxable	15.1	13.9	45.9	41.0
Exempt from federal taxes	0.5	0.6	1.5	1.8
Interest on deposits in banks	5.7	2.8	14.3	6.9
Total interest income	141.3	121.2	414.0	341.8
Interest expense:
Interest on deposits	13.4	8.9	39.6	22.3
Interest on securities sold under repurchase agreements	1.0	0.7	3.1	1.8
Interest on other borrowed funds	—	0.1	—	0.2
Interest on other debt	0.3	0.4	1.0	0.9
Interest on subordinated debentures held by subsidiary trusts	1.1	1.1	3.5	3.0
Total interest expense	15.8	11.2	47.2	28.2
Net interest income	125.5	110.0	366.8	313.6
Provision for loan losses	2.6	2.0	10.1	7.0
Net interest income after provision for loan losses	122.9	108.0	356.7	306.6
Non-interest income:
Payment services revenues	10.8	10.1	30.7	33.5
Mortgage banking revenues	10.5	6.7	24.3	19.3
Wealth management revenues	5.9	5.8	17.8	17.5
Service charges on deposit accounts	5.3	5.7	15.7	16.6
Other service charges, commissions and fees	4.2	3.4	12.7	11.1
Investment securities gains (losses), net	0.1	—	0.1	—
Other income	4.0	4.5	13.4	11.0
Total non-interest income	40.8	36.2	114.7	109.0
Non-interest expense:
Salaries and wages	40.6	36.8	117.1	105.7
Employee benefits	11.9	11.9	40.3	35.5
Outsourced technology services	7.9	6.8	23.9	20.9
Occupancy, net	7.1	6.5	21.2	18.8
Furniture and equipment	3.3	3.5	10.2	9.5
OREO expense, net of income	(0.8)	0.2	(0.5)	0.3
Professional fees	3.5	1.9	7.7	5.2
FDIC insurance premiums	0.4	1.4	3.5	4.3
Mortgage servicing rights amortization	1.2	0.8	3.1	2.3
Core deposit intangibles amortization	3.0	2.0	8.3	5.5
Other expenses	17.4	15.8	50.8	48.1
Acquisition related expenses	3.8	3.1	19.6	5.4
Total non-interest expense	99.3	90.7	305.2	261.5
Income before income tax expense	64.4	53.5	166.2	154.1
Income tax expense	15.3	12.1	37.6	34.3
Net income	$49.1	$41.4	$128.6	$119.8

Earnings per common share (Basic)	$0.76	$0.71	$2.03	$2.10
Earnings per common share (Diluted)	$0.76	$0.71	$2.03	$2.09
Weighted average common shares outstanding (Basic)	64,832,324	58,254,575	63,232,575	56,951,029
Weighted average common shares outstanding (Diluted)	65,043,486	58,640,475	63,471,283	57,330,027
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$49.1	$41.4	$128.6	$119.8
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during period	4.2	(6.3)	58.0	(33.9)
Reclassification adjustment for net (gains) losses included in income	(0.1)	—	(0.1)	—
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	(6.0)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5	—	1.5
Change in net actuarial gain	(0.2)	(0.2)	(0.5)	(0.5)
Other comprehensive income (loss), before tax	3.9	(6.0)	51.4	(32.9)
Deferred tax (expense) benefit related to other comprehensive income	(1.0)	1.6	(13.4)	8.6
Other comprehensive income (loss), net of tax	2.9	(4.4)	38.0	(24.3)
Comprehensive income, net of tax	$52.0	$37.0	$166.6	$95.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6
Net income	—	49.1	—	49.1
Other comprehensive income, net of tax expense	—	—	2.9	2.9
Common stock transactions:
4,200 common shares purchased and retired	—	—	—	—
662 non-vested common shares issued	—	—	—	—
14,502 non-vested common shares forfeited or canceled	—	—	—	—
18,983 stock options exercised, net of 5,425 shares tendered in payment of option price and income tax withholding amounts	0.2	—	—	0.2
Stock-based compensation expense	2.0	—	—	2.0
Common cash dividends declared ($0.31 per share)	—	(20.2)	—	(20.2)
Balance at September 30, 2019	$1,047.8	$921.4	$13.4	$1,982.6

Balance at June 30, 2018	$690.7	$802.6	$(35.0)	$1,458.3
Net income	—	41.4	—	41.4
Other comprehensive loss, net of tax expense	—	—	(4.4)	(4.4)
Common stock transactions:
1,364 common shares purchased and retired	(0.1)	—	—	(0.1)
3,837,540 common shares issued	173.3	—	—	173.3
5,048 non-vested common shares issued	—	—	—	—
12,975 non-vested common shares forfeited or canceled	—	—	—	—
20,836 stock options exercised, net of 3,465 shares tendered in payment of option price and income tax withholding amounts	0.3	—	—	0.3
Stock-based compensation expense	1.3	—	—	1.3
Common cash dividends declared ($0.28 per share)	—	(15.7)	—	(15.7)
Balance at September 30, 2018	$865.5	$828.3	$(39.4)	$1,654.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	128.6	—	128.6
Other comprehensive income, net of tax expense	—	—	38.0	38.0
Common stock transactions:
43,560 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,498 common shares issued	176.1	—	—	176.1
211,826 non-vested common shares issued	—	—	—	—
35,919 non-vested common shares forfeited or canceled	—	—	—	—
117,669 stock options exercised, net of 40,533 shares tendered in payment of option price and income tax withholding amounts	0.9	—	—	0.9
Stock-based compensation expense	6.6	—	—	6.6
Common cash dividends declared ($0.93 per share)	—	(59.0)	—	(59.0)
Balance at September 30, 2019	$1,047.8	$921.4	$13.4	$1,982.6

Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	119.8	—	119.8
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(24.3)	(24.3)
Common stock transactions:
23,960 common shares purchased and retired	(1.0)	—	—	(1.0)
3,848,929 common shares issued	173.3	—	—	173.3
210,039 non-vested common shares issued	—	—	—	—
40,122 non-vested common shares forfeited or canceled	—	—	—	—
148,834 stock options exercised, net of 28,194 shares tendered in payment of option price and income tax withholding amounts	1.9	—	—	1.9
Stock-based compensation expense	4.3	—	—	4.3
Common cash dividends declared ($0.84 per share)	—	(47.2)	—	(47.2)
Balance at September 30, 2018	$865.5	$828.3	$(39.4)	$1,654.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$128.6	$119.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10.1	7.0
Depreciation and amortization	29.0	19.9
Net premium amortization on investment securities	6.4	7.9
Net gain on investment securities transactions	(0.1)	—
Realized and unrealized net gains on mortgage banking activities	(21.1)	(4.2)
Net loss (gain) on sale of OREO	(1.7)	(0.4)
Write-downs of OREO and other assets pending disposal	0.7	0.1
Deferred income tax expense	0.5	13.2
Net increase in cash surrender value of company-owned life insurance	(4.2)	(3.6)
Stock-based compensation expense	6.6	4.3
Originations of mortgage loans held for sale	(770.1)	(738.3)
Proceeds from sales of mortgage loans held for sale	710.9	747.1
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(4.0)	(6.4)
Increase in other assets	(31.0)	(0.7)
(Decrease) increase in accrued interest payable	(13.6)	0.9
Decrease in accounts payable and accrued expenses	9.7	5.3
Net cash provided by operating activities	56.7	171.9
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(0.3)
Available-for-sale	(740.3)	(320.6)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	33.2	66.9
Available-for-sale	681.9	333.3
Purchases of company-owned life insurance	1.6	—
Extensions of credit to customers, net of repayments	(136.0)	(225.5)
Recoveries of loans charged-off	8.2	9.6
Proceeds from sale of OREO	14.0	4.3
Proceeds from the sale of Health Savings Accounts	0.3	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	298.4	28.2
Capital expenditures, net of sales	(10.2)	(0.5)
Net cash provided by (used in) investing activities	$151.1	$(104.6)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	$412.3	$214.4
Net decrease in securities sold under repurchase agreements	(105.9)	(7.1)
Net decrease in other borrowed funds	(4.1)	(24.5)
Repayments of long-term debt	(2.0)	(0.4)
Advances on long-term debt	0.1	2.7
Proceeds from issuance of common stock	0.9	1.9
Purchase and retirement of common stock	(2.5)	(1.0)
Dividends paid to common stockholders	(59.0)	(47.2)
Net cash provided by financing activities	239.8	138.8
Net increase in cash and cash equivalents	447.6	206.1
Cash and cash equivalents at beginning of period	822.0	758.9
Cash and cash equivalents at end of period	$1,269.6	$965.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$34.8	$15.8
Cash paid during the period for interest expense	42.7	27.1

Supplemental disclosures of non-cash investing and financing activities:
Amortization of unrealized gains and losses on transfers of securities	$—	$1.4
Right-of-use assets obtained in exchange for operating lease liabilities	39.6	—
Transfer of loans to other real estate owned	14.0	10.7
Capitalization of internally originated mortgage servicing rights	2.8	4.5

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$78.7	$3.1
Loans held for sale	0.5	—
Loans	416.6	713.1
Premises and equipment	23.6	14.0
Goodwill	76.3	100.8
Core deposit intangible	16.6	15.7
Company-owned life insurance	15.2	9.5
Interest receivable	2.2	3.6
Other real estate owned	2.4	0.6
Other assets	6.5	6.5
Total noncash assets acquired	638.6	866.9

Liabilities assumed:
Deposits	$706.7	$696.3
Securities sold under repurchase agreements	30.4	—
Accounts payable and accrued expenses	19.4	7.7
Long-term debt	—	7.0
Other borrowed funds	4.1	6.0
Trust preferred securities	—	4.4
Deferred tax liability	(0.4)	0.4
Total liabilities assumed	760.2	721.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2019 and December 31, 2018, the results of operations and changes in stockholders’ equity for each of the three and nine month periods ended September 30, 2019 and 2018, and cash flows for each of the nine month periods ended September 30, 2019 and 2018, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2018 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2019 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Pursuant to ASU 2016-02, all of our long-term operating leases outstanding on December 31, 2018 continued to be classified as operating leases. Our capital lease outstanding at December 31, 2018 is classified as a financing lease. With the adoption of ASU 2016-02, we recorded on our balance sheet an operating lease right-of-use asset, within the Premises and Equipment line item, and an operating lease liability, within the Other Liabilities line item. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. During the third quarter of 2019, a reassessment of the lease terms within the lease portfolio was performed, resulting in a $15.0 million decrease to the right-of-use leased assets and right-of use lease liabilities which had no corresponding impact to the results of operations. The change is due to reconsideration of the reasonable certainty of extensions, terminations, and the right to exercise options in those leases. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The assets and liabilities of CMYF were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $2.2 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of CMYF and the Company.

The Company provisionally recorded net assets acquired of approximately $16.6 million consisting of approximately $129.1 million in assets, inclusive of $78.8 million of loans, of which $0.7 million were classified as credit impaired, and assumed approximately $112.5 million of liabilities, inclusive of $110.1 million of deposits. Adjustments to the fair value marks for premises and equipment and accounts payable and accrued expenses were made since the prior quarter, none of which were material. The adjustments had no impact on 2019 earnings and resulted in a net decrease to goodwill of $0.3 million from the second quarter reported balances. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

Core deposit intangible assets of $3.0 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

Unaudited pro forma consolidated revenues and net income as if the CMYF acquisition had occurred as of January 1, 2019, are not presented because the effect of this acquisition was not considered significant.

The accompanying consolidated statements of income for the three and nine months ended September 30, 2019, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as CMYF until June 7, 2019, at which point CMYF’s operations were integrated with the Company’s operations.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The assets and liabilities of IIBK were provisionally recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date and will be finalized in the coming months. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as provisional goodwill. The preliminary purchase price allocation resulted in provisional goodwill of $74.1 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of IIBK and the Company.

The following table summarizes the consideration paid, fair values of the IIBK assets acquired and liabilities assumed, and the resulting goodwill. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

	As Recorded	Fair Value		As Recorded
As of April 8, 2019	by IIBK	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$270.7	$—		$270.7
Investment securities	62.7	0.5	(1)	63.2
Loans held for investment	347.6	(9.8)	(2)	337.8
Mortgage loans held for sale	0.5	—		0.5
Allowance for loan loss	(6.3)	6.3	(3)	—
Premises and equipment	16.5	7.0	(4)	23.5
Other real estate owned (“OREO”)	0.4	2.0	(5)	2.4
Company owned life insurance	15.2	—		15.2
Core deposit intangible assets	—	13.6	(6)	13.6
Deferred tax assets, net	3.2	(3.2)	(7)	—
Other assets	8.6	(0.8)	(8)	7.8
Total assets acquired	719.1	15.6		734.7

Liabilities assumed:
Deposits	596.5	0.1	(9)	596.6
Accounts payable and accrued expense	15.2	5.2	(10)	20.4
Other borrowed funds	4.0	0.1	(11)	4.1
Securities sold under repurchase agreements	30.4	—		30.4
Total liabilities assumed	646.1	5.4		651.5

Net assets acquired	$73.0	$10.2		$83.2

Consideration paid:
Class A common stock				$157.3
Total consideration paid				$157.3

Goodwill				$74.1

Adjustments to the fair value marks for premises and equipment, deferred tax assets, accounts payable and accrued expenses were made since the prior quarter, none of which were material. The adjustments had no impact on 2019 earnings and a net decrease to goodwill of $0.6 million from the second quarter reported balances. Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by IIBK:

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

The accompanying consolidated statements of income for the three and nine months ended September 30, 2019, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as IIBK until June 7, 2019, at which point IIBK’s operations were integrated with the Company’s operations.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The accompanying consolidated statements of income for the three and nine months ended September 30, 2019, include the results of operations of the acquired entity from the August 16, 2018 acquisition date. The acquired entity continued to operate as INB until November 9, 2018 at which point INB’s operations were integrated with the Company’s operations, and INB merged with FIB.
The Company recorded $3.8 million and $19.6 million in pre-tax acquisition related expenses for the three and nine months ended September 30, 2019. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Legal and Professional Fees	$0.1	$2.4	$0.8	$3.0
Employee Expenses	1.4	—	8.2	0.1
Technology Conversion and Contract Termination	1.5	0.5	8.7	2.0
Other	0.8	0.2	1.9	0.3
Total Acquisition Related Expenses	$3.8	$3.1	$19.6	$5.4

(3)	Goodwill and Core Deposit Intangibles

Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2019 and 2018 and concluded that there was no impairment to goodwill.
The following table presents a rollforward of goodwill from the beginning of the year to goodwill as of the dates indicated:

	September 30, 2019	December 31, 2018
Net carrying value at beginning of the period	$546.7	$444.7
Additions to provisional goodwill from acquisitions	75.9	102.0
Net carrying value at end of period	$622.6	$546.7

The following table presents Core deposit intangibles (“CDI”) as of the dates indicated:

	September 30, 2019	December 31, 2018
Gross CDI, at beginning of the period	$89.7	$74.0
Established through acquisitions or provisional adjustments	16.6	15.7
Reductions due to sale of accounts	(0.3)	—
Accumulated amortization	(41.0)	(32.8)
Net CDI, end of period	$65.0	$56.9

The Company recorded $3.0 million and $2.0 million of CDI amortization expense for the three months ended September 30, 2019 and 2018, respectively, and $8.3 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.

CDI are evaluated for impairment if events and circumstances indicate a possible impairment and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table provides the estimated future CDI amortization expense:

Years Ending December 31,
2019 remaining	$2.9
2020	10.9
2021	9.9
2022	9.0
2023	8.2
Thereafter	24.1
Total	$65.0

(4)     Investment Securities

The amortized cost and approximate fair values of investment securities are summarized as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$7.0	$—	$—	$7.0
State, county and municipal securities	77.4	1.0	—	78.4
Obligations of U.S. government agencies	427.2	0.3	(0.8)	426.7
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,046.6	21.1	(4.5)	2,063.2
Private mortgage-backed securities	54.4	0.1	(0.4)	54.1
Corporate securities	96.0	0.7	—	96.7
Other investments	6.1	—	—	6.1
Total	$2,714.7	$23.2	$(5.7)	$2,732.2

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$59.7	$2.3	$—	$62.0
Obligations of U.S. government agencies	19.9	—	—	19.9
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	14.0	—	—	14.0
Other investments	0.1	—	—	0.1
Total	$94.9	$2.3	$—	$97.2

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$2.6	$—	$—	$2.6
Obligations of U.S. government agencies	569.3	0.1	(10.2)	559.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,566.4	2.5	(24.1)	1,544.8
Private mortgage-backed securities	72.0	—	(1.8)	70.2
Corporate securities	92.9	—	(1.0)	91.9
Other investments	2.0	—	—	2.0
Total	$2,305.2	$2.6	$(37.1)	$2,270.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$150.9	$1.8	$(0.9)	$151.8
Obligations of U.S. government agencies	19.8	—	(0.3)	19.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	189.7	0.3	(6.5)	183.5
Corporate securities	46.3	0.1	(0.6)	45.8
Other investments	0.1	—	—	0.1
Total	$406.8	$2.2	$(8.3)	$400.7

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

There were no material gross realized gains or losses from the disposition of available-for-sale investment securities for the three and nine month periods ended September 30, 2019 and 2018.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018. There were no held-to-maturity investment securities in a material gross unrealized loss position as of September 30, 2019:

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$136.1	$(0.5)	$85.7	$(0.3)	$221.8	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	452.7	(3.3)	187.0	(1.2)	639.7	(4.5)
Private mortgage-backed securities	—	—	35.4	(0.4)	35.4	(0.4)
Total	$588.8	$(3.8)	$308.1	$(1.9)	$896.9	$(5.7)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$363.1	$(7.9)	$154.5	$(2.3)	$517.6	$(10.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	735.2	(14.5)	503.7	(9.6)	1,238.9	(24.1)
Private mortgage-backed securities	—	—	69.4	(1.8)	69.4	(1.8)
Corporate securities	24.9	(0.2)	51.4	(0.8)	76.3	(1.0)
Total	$1,123.2	$(22.6)	$779.0	$(14.5)	$1,902.2	$(37.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
State, county and municipal securities	$25.9	$(0.3)	$57.1	$(0.6)	$83.0	$(0.9)
Obligations of U.S. government agencies	19.5	(0.3)	—	—	19.5	(0.3)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45.0	(2.2)	120.2	(4.3)	165.2	(6.5)
Corporate securities	—	—	39.6	(0.6)	39.6	(0.6)
Total	$90.4	$(2.8)	$216.9	$(5.5)	$307.3	$(8.3)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. The Company had 334 and 760 individual investment securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively, related primarily to fluctuations in the current interest rates. As of September 30, 2019, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during the three and nine month periods ended September 30, 2019 or 2018.

Maturities of investment securities at September 30, 2019 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$621.4	$624.9	$38.3	$38.3
After one year but within five years	1,454.9	1,464.0	31.4	31.8
After five years but within ten years	236.8	238.6	21.9	23.7
After ten years	401.6	404.7	3.3	3.4
Total	$2,714.7	$2,732.2	$94.9	$97.2

As of September 30, 2019, the Company had investment securities callable within one year with amortized costs and estimated fair values of $160.5 million and $160.8 million, respectively. These investment securities are primarily included in the “after one year but within five years” category in the table above. As of September 30, 2019, the Company had callable structured notes with amortized costs and estimated fair values of $1.0 million each. These callable structured notes, which are classified as available-for-sale, are included in the after one year but within five years category in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(5)	Loans

The following table presents loans by class as of the dates indicated:

	September 30, 2019	December 31, 2018
Real estate loans:
Commercial	$3,468.2	$3,235.4
Construction:
Land acquisition & development	309.6	321.6
Residential	261.8	242.8
Commercial	386.7	274.3
Total construction loans	958.1	838.7
Residential	1,556.3	1,542.0
Agricultural	226.5	217.4
Total real estate loans	6,209.1	5,833.5
Consumer:
Indirect consumer	797.8	787.8
Other consumer	188.8	200.6
Credit card	80.3	81.8
Total consumer loans	1,066.9	1,070.2
Commercial	1,422.6	1,310.3
Agricultural	292.7	254.8
Other, including overdrafts	1.3	1.6
Loans held for investment	8,992.6	8,470.4
Mortgage loans held for sale	108.9	33.3
Total loans	$9,101.5	$8,503.7

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5.0	$4.6	$0.7	$10.3	$3,444.3	$13.6	$3,468.2
Construction:
Land acquisition & development	1.4	0.1	0.7	2.2	307.0	0.4	309.6
Residential	4.1	—	0.8	4.9	256.5	0.4	261.8
Commercial	1.5	—	—	1.5	384.7	0.5	386.7
Total construction loans	7.0	0.1	1.5	8.6	948.2	1.3	958.1
Residential	2.1	1.3	0.9	4.3	1,548.4	3.6	1,556.3
Agricultural	—	—	0.1	0.1	221.3	5.1	226.5
Total real estate loans	14.1	6.0	3.2	23.3	6,162.2	23.6	6,209.1
Consumer:
Indirect consumer	7.1	2.0	0.6	9.7	786.0	2.1	797.8
Other consumer	1.1	0.6	0.3	2.0	186.3	0.5	188.8
Credit card	0.9	0.4	0.6	1.9	78.4	—	80.3
Total consumer loans	9.1	3.0	1.5	13.6	1,050.7	2.6	1,066.9
Commercial	4.3	2.9	2.1	9.3	1,392.3	21.0	1,422.6
Agricultural	0.6	0.1	0.2	0.9	288.9	2.9	292.7
Other, including overdrafts	—	—	—	—	1.3	—	1.3
Loans held for investment	28.1	12.0	7.0	47.1	8,895.4	50.1	8,992.6
Mortgage loans originated for sale	—	—	—	—	108.9	—	108.9
Total loans	$28.1	$12.0	$7.0	$47.1	$9,004.3	$50.1	$9,101.5

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

The following table displays the outstanding unpaid balances and accrual status of loans acquired with credit impairment as of the dates indicated:

	September 30, 2019	December 31, 2018
Outstanding balance	$52.8	$43.4
Carrying value
Loans on accrual status	39.9	30.2
Total carrying value	$39.9	$30.2

The following table summarizes changes in the accretable yield for loans acquired deemed credit impaired for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$10.8	$6.5	$8.9	$7.3
Acquisitions	—	3.2	3.4	3.2
Additions	—	—	—	0.4
Accretion income	(0.8)	(0.7)	(2.5)	(2.4)
Reductions due to exit events	(0.2)	(0.1)	(1.3)	(0.6)
Reclassifications from non-accretable differences	0.2	0.6	1.5	1.6
Ending balance	$10.0	$9.5	$10.0	$9.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Acquired loans that met the criteria for non-accrual of interest prior to acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have been approximately $0.6 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $2.0 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$28.4	$13.2	$9.7	$22.9	$0.7
Construction:
Land acquisition & development	6.8	0.4	0.2	0.6	—
Residential	0.6	0.4	—	0.4	—
Commercial	1.0	0.5	0.1	0.6	—
Total construction loans	8.4	1.3	0.3	1.6	—
Residential	6.3	3.1	2.0	5.1	0.2
Agricultural	7.6	5.1	2.1	7.2	0.1
Total real estate loans	50.7	22.7	14.1	36.8	1.0
Commercial	30.9	12.6	12.4	25.0	2.9
Agricultural	5.8	2.8	2.5	5.3	0.2
Total	$87.4	$38.1	$29.0	$67.1	$4.1

As of December 31, 2018	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22.2	$8.6	$7.7	$16.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.5	3.9	0.2
Residential	1.1	0.6	0.4	1.0	0.1
Commercial	0.7	0.2	—	0.2	—
Total construction loans	11.8	1.2	3.9	5.1	0.3
Residential	8.8	5.7	2.0	7.7	0.3
Agricultural	12.9	12.5	0.2	12.7	—
Total real estate loans	55.7	28.0	13.8	41.8	1.3
Commercial	24.1	5.5	14.4	19.9	5.2
Agricultural	3.2	2.5	0.6	3.1	0.3
Total	$83.0	$36.0	$28.8	$64.8	$6.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$33.9	$—	$54.5	$—
Commercial	22.1	—	20.7	—
Agricultural	6.0	—	1.9	—
Total	$62.0	$—	$77.1	$—

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$39.2	$—	$54.1	$0.2
Commercial	22.5	0.1	22.0	0.1
Agricultural	4.1	—	1.6	—
Total	$65.8	$0.1	$77.7	$0.3

Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans would have been approximately $0.6 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $2.0 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $19.5 million as of September 30, 2019, of which $14.0 million were included in non-accrual loans and $5.5 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $23.4 million as of December 31, 2018, of which $17.8 million were included in non-accrual loans and $5.6 million were on accrual status.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no troubled debt restructurings during the three months ended September 30, 2019 and $0.2 million of troubled debt restructurings that occurred during the nine months ended September 30, 2019.

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Nine Months Ended September 30, 2019		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	1	$—	$0.2	$—	$—	$0.2
Total loans restructured during period	1	$—	$0.2	$—	$—	$0.2
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible impairment and recognizes impairment through the allowance. Additionally these loans continue to work their way through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2019 or 2018.

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2019. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification.

At September 30, 2019, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of September 30, 2019	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$90.0	$96.5	$1.5	$188.0
Construction:
Land acquisition & development	5.0	5.0	0.1	10.1
Residential	0.9	1.4	0.4	2.7
Commercial	2.3	1.5	—	3.8
Total construction loans	8.2	7.9	0.5	16.6
Residential	3.3	7.0	0.3	10.6
Agricultural	15.5	25.3	—	40.8
Total real estate loans	117.0	136.7	2.3	256.0
Consumer:
Indirect consumer	0.3	3.2	—	3.5
Direct consumer	0.4	1.0	0.1	1.5
Total consumer loans	0.7	4.2	0.1	5.0
Commercial	40.2	62.5	9.9	112.6
Agricultural	16.6	25.7	0.2	42.5
Total	$174.5	$229.1	$12.5	$416.1

As of December 31, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$102.5	$87.4	$2.9	$192.8
Construction:
Land acquisition & development	5.0	7.0	3.3	15.3
Residential	2.8	2.0	0.4	5.2
Commercial	1.7	3.9	—	5.6
Total construction loans	9.5	12.9	3.7	26.1
Residential	3.0	10.8	0.7	14.5
Agricultural	9.0	24.0	0.1	33.1
Total real estate loans	124.0	135.1	7.4	266.5
Consumer:
Indirect consumer	0.7	2.1	0.1	2.9
Direct consumer	0.3	0.8	0.1	1.2
Total consumer loans	1.0	2.9	0.2	4.1
Commercial	39.4	45.8	11.8	97.0
Agricultural	14.4	17.8	1.5	33.7
Total	$178.8	$201.6	$20.9	$401.3

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

The following tables present a summary of changes in the allowance for loan losses by portfolio segment for the periods indicated:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended September 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$27.7	$9.1	$35.7	$1.7	$—	$74.2
Provision charged to operating expense	0.4	2.7	(0.4)	(0.1)	—	2.6
Less loans charged-off	(0.3)	(2.8)	(1.6)	—	—	(4.7)
Add back recoveries of loans previously charged-off	0.8	0.8	1.3	—	—	2.9
Ending balance	$28.6	$9.8	$35.0	$1.6	$—	$75.0

Nine Months Ended September 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0
Provision charged to operating expense	(1.3)	7.1	4.3	—	—	10.1
Less loans charged-off	(3.3)	(9.1)	(3.5)	(0.4)	—	(16.3)
Add back recoveries of loans previously charged-off	2.2	3.1	2.9	—	—	8.2
Ending balance	$28.6	$9.8	$35.0	$1.6	$—	$75.0

As of September 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.0	$—	$2.9	$0.2	$—	$4.1
Loans collectively evaluated for impairment	27.6	9.8	32.1	1.4	—	70.9
Allowance for loan losses	$28.6	$9.8	$35.0	$1.6	$—	$75.0

As of September 30, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$36.8	$—	$25.0	$5.3	$—	$67.1
Collectively evaluated for impairment	6,172.3	1,066.9	1,397.6	287.4	1.3	8,925.5
Total loans held for investment	$6,209.1	$1,066.9	$1,422.6	$292.7	$1.3	$8,992.6

Three Months Ended September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$34.0	$7.8	$30.5	$1.8	$—	$74.1
Provision charged to operating expense	(0.9)	2.4	0.5	—	—	2.0
Less loans charged-off	(0.7)	(3.0)	(1.1)	—	—	(4.8)
Add back recoveries of loans previously charged-off	0.6	1.2	0.5	—	—	2.3
Ending balance	$33.0	$8.4	$30.4	$1.8	$—	$73.6

Nine Months Ended September 30, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1
Provision charged to operating expense	1.5	4.6	0.5	0.4	—	7.0
Less loans charged-off	(2.8)	(8.5)	(3.7)	—	—	(15.0)
Add back recoveries of loans previously charged-off	2.6	3.6	3.1	0.2	—	9.5
Ending balance	$33.0	$8.4	$30.4	$1.8	$—	$73.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1.3	$—	$5.2	$0.3	$—	$6.8
Loans collectively evaluated for impairment	29.7	8.7	26.1	1.7	—	66.2
Allowance for loan losses	$31.0	$8.7	$31.3	$2.0	$—	$73.0

As of December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Loans held for investment:
Individually evaluated for impairment	$41.8	$—	$19.9	$3.1	$—	$64.8
Collectively evaluated for impairment	5,791.7	1,070.2	1,290.4	251.7	1.6	8,405.6
Total loans held for investment	$5,833.5	$1,070.2	$1,310.3	$254.8	$1.6	$8,470.4

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

An allowance for loan losses is established for loans acquired that are deemed credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of September 30, 2019 and December 31, 2018, the Company’s allowance for loan losses included $0.7 million and $0.8 million, respectively, related to loans acquired credit impaired.

(7)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$27.5	$14.9	$14.4	$10.1
OREO acquired through acquisition	—	0.6	2.4	0.6
Additions	0.7	3.2	14.0	10.6
Valuation adjustments	(0.2)	(0.1)	(0.7)	(0.1)
Dispositions	(10.2)	(1.3)	(12.3)	(3.9)
Ending balance	$17.8	$17.3	$17.8	$17.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.7 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company had $0.6 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2019 and $0.4 million as of December 31, 2018.

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

	September 30, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$494.0	$30.8	$403.3	$8.8
Interest rate lock commitments	122.4	2.0	51.0	1.3
Forward loan sales contracts	174.7	0.2	—	—
Total derivative assets	$791.1	$33.0	$454.3	$10.1

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$494.0	$30.8	$403.3	$8.8
Forward loan sales contracts	—	—	64.6	0.6
Total derivative liabilities	$494.0	$30.8	$467.9	$9.4

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$30.8	$—	$30.8	$0.1	$19.7	$11.0
Mortgage related derivatives	2.2	—	2.2	—	—	2.2
Total derivatives	33.0	—	33.0	0.1	19.7	13.2
Total assets	$33.0	$—	$33.0	$0.1	$19.7	$13.2

Financial Liabilities
Interest rate swap contracts	$30.8	$—	$30.8	$0.1	$—	$30.7
Mortgage related derivatives	—	—	—	—	—	—
Total derivatives	30.8	—	30.8	0.1	—	30.7
Repurchase agreements	636.9	—	636.9	—	636.9	—
Total liabilities	$667.7	$—	$667.7	$0.1	$636.9	$30.7

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

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	$—	$0.1	$—	$0.4
Amount of net fee income recognized in other non-interest income	0.5	—	1.8	0.9
Amount of net gains recognized in mortgage banking revenues	0.4	—	1.5	—

(9)	Capital Stock

The Company had 43,034,082 shares of Class A common stock and 22,195,679 shares of Class B common stock outstanding as of September 30, 2019. The Company had 38,169,575 shares of Class A common stock and 22,453,672 shares of Class B common stock outstanding as of December 31, 2018.

On April 8, 2019, the Company issued 3,871,422 and 463,134 shares of its Class A common stock with an aggregate value of $157.3 million and $18.8 million as consideration for the acquisitions of IIBK and CMYF, respectively. In addition, during the nine months ended September 30, 2019, the Company issued 21,942 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.8 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

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

During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its Class A common stock other than stock repurchases which were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$49.1	$41.4	$128.6	$119.8
Weighted average common shares outstanding for basic earnings per share computation	64,832,324	58,254,575	63,232,575	56,951,029
Dilutive effects of stock-based compensation	211,162	385,900	238,708	378,998
Weighted average common shares outstanding for diluted earnings per common share computation	65,043,486	58,640,475	63,471,283	57,330,027

Basic earnings per common share	$0.76	$0.71	$2.03	$2.10
Diluted earnings per common share	$0.76	$0.71	$2.03	$2.09

Anti-dilutive unvested time restricted stock	4,808	4,376	5,569	120,553

The Company had 143,415 and 154,176 shares of unvested restricted stock as of September 30, 2019 and 2018, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of September 30, 2019 and December 31, 2018, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2019 and December 31, 2018 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,460.2	13.71%	$851.9	8.000%	$1,118.1	10.50%	$1,064.9	10.00%
FIB	1,308.6	12.33	849.0	8.000	1,114.3	10.50	1,061.3	10.00
Tier 1 risk-based capital:
Consolidated	1,385.2	13.01	638.9	6.000	905.2	8.50	851.9	8.00
FIB	1,233.7	11.62	636.8	6.000	902.1	8.50	849.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,298.3	12.19	479.2	4.500	745.4	7.00	692.2	6.50
FIB	1,233.7	11.62	477.6	4.500	742.9	7.00	689.8	6.50
Leverage capital ratio:
Consolidated	1,385.2	9.96	556.2	4.000	556.2	4.00	695.3	5.00
FIB	1,233.7	8.96	550.5	4.000	550.5	4.00	688.1	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,285.0	12.99%	$791.2	8.00%	$976.6	9.875%	$989.0	10.00%
FIB	1,184.5	12.01	788.8	8.00	973.7	9.875	986.0	10.00
Tier 1 risk-based capital:
Consolidated	1,212.0	12.26	593.4	6.00	778.8	7.875	791.2	8.00
FIB	1,111.6	11.27	591.6	6.00	776.5	7.875	788.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,127.8	11.40	445.0	4.50	630.5	6.375	642.8	6.50
FIB	1,111.6	11.27	443.7	4.50	628.6	6.375	640.9	6.50
Leverage capital ratio:
Consolidated	1,212.0	9.47	511.9	4.00	511.9	4.000	639.9	5.00
FIB	1,111.6	8.97	495.9	4.00	495.9	4.000	619.8	5.00
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
As of September 30, 2019, the Company had commitments under construction contracts of $2.0 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.0 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2019.

(13)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2019, commitments to extend credit to existing and new borrowers approximated $2,835.8 million, which included $746.0 million on unused credit card lines and $1,238.4 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At September 30, 2019, the Company had outstanding standby letters of credit of $52.2 million. The estimated fair value of the obligation undertaken by the Company in issuing the standby letters of credit is included in other liabilities in the Company’s consolidated balance sheet.

(14)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Investment securities available-for sale:
Change in net unrealized gains during period	$4.2	$(6.3)	$1.0	$(1.7)	$3.2	$(4.6)
Reclassification adjustment for net gains included in net income	(0.1)	—	—	—	(0.1)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	0.5	—	0.1	—	0.4
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.2)	(0.2)	—	—	(0.2)	(0.2)
Total other comprehensive income (loss)	$3.9	$(6.0)	$1.0	$(1.6)	$2.9	$(4.4)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Investment securities available-for sale:
Change in net unrealized gains during period	$58.0	$(33.9)	$15.0	$(8.9)	$43.0	$(25.0)
Reclassification adjustment for net gains included in net income	(0.1)	—	—	—	(0.1)	—
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	—	(1.6)	—	(4.4)	—
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	—	1.5	—	0.4	—	1.1
Defined benefits post-retirement benefit plan:
Change in net actuarial (gain) loss	(0.5)	(0.5)	—	(0.1)	(0.5)	(0.4)
Total other comprehensive income (loss)	$51.4	$(32.9)	$13.4	$(8.6)	$38.0	$(24.3)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$12.9	$(25.5)
Net actuarial gain (loss) on defined benefit post-retirement benefit plans	0.5	0.9
Net accumulated other comprehensive gain (loss)	$13.4	$(24.6)

(15)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:

Investment Debt Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other things. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$7.0	$—	$7.0	$—
State, county and municipal securities	78.4	—	78.4	—
Obligations of U.S. government agencies	426.7	—	426.7	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,063.2	—	2,063.2	—
Private mortgage-backed securities	54.1	—	54.1	—
Corporate securities	96.7	—	96.7	—
Other investments	6.1	—	6.1	—
Loans held for sale	108.9	—	108.9	—
Derivative assets:
Interest rate swap contracts	30.8	—	30.8	—
Interest rate lock commitments	2.0	—	2.0	—
Forward loan sale contracts	0.2	—	0.2	—
Derivative liabilities:
Interest rate swap contracts	30.8	—	30.8	—
Deferred compensation plan assets	17.5	—	17.5	—
Deferred compensation plan liabilities	17.5	—	17.5	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$27.2	$—	$—	$27.2
Other real estate owned	2.9	—	—	2.9
Long-lived assets to be disposed of by sale	6.9	—	—	6.9

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$24.1	$—	$—	$24.1
Other real estate owned	0.6	—	—	0.6
Long-lived assets to be disposed of by sale	4.9	—	—	4.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2019, certain impaired loans with a carrying value of $39.1 million were reduced by specific valuation allowance allocations of $4.1 million and partial loan charge-offs of $7.8 million resulting in a reported fair value of $27.2 million. As of December 31, 2018, certain impaired loans with a carrying value of $36.3 million were reduced by specific valuation allowance allocations of $6.8 million and partial loan charge-offs of $5.4 million resulting in a reported fair value of $24.1 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for loan losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $0.7 million and no material write downs on OREO properties during the nine months ended September 30, 2019 and 2018, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $7.1 million, which was reduced by write-downs of $0.2 million, resulting in a fair value of $6.9 million. As of December 31, 2018, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.4 million, reduced by write-downs of $0.5 million, resulting in a fair value of $4.9 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2019	December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$27.2	$24.1	Appraisal	Appraisal adjustment	0%	-	26%	(13%)
Other real estate owned	2.9	0.6	Appraisal	Appraisal adjustment	8%	-	96%	(39%)
Long-lived assets to be disposed of by sale	6.9	4.9	Appraisal	Appraisal adjustment	0%	-	43%	(10%)

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,269.6	$1,269.6	$1,269.6	$—	$—
Investment debt securities available-for-sale	2,732.2	2,732.2	—	2,732.2	—
Investment debt securities held-to-maturity	94.9	97.2	—	97.2	—
Accrued interest receivable	51.1	51.1	—	51.1	—
Mortgage servicing rights, net	29.8	32.1	—	32.1	—
Loans held for sale	108.9	108.9	—	108.9	—
Net loans held for investment	8,917.6	8,953.4	—	8,926.2	27.2
Derivative assets	33.0	33.0	—	33.0	—
Deferred compensation plan assets	17.5	17.5	—	17.5	—
Total financial assets	$13,254.6	$13,295.0	$1,269.6	$11,998.2	$27.2

Financial liabilities:
Total deposits, excluding time deposits	$10,264.6	$10,264.6	$10,264.6	$—	$—
Time deposits	1,535.0	1,530.9	—	1,530.9	—
Securities sold under repurchase agreements	636.9	636.9	—	636.9	—
Accrued interest payable	12.3	12.3	—	12.3	—
Long-term debt	13.9	11.3	—	11.3	—
Subordinated debentures held by subsidiary trusts	86.9	77.9	—	77.9	—
Derivative liabilities	30.8	30.8	—	30.8	—
Deferred compensation plan liabilities	17.5	17.5	—	17.5	—
Total financial liabilities	$12,597.9	$12,582.2	$10,264.6	$2,317.6	$—

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

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged. In July 2018, the FASB issued ASU 2018-11 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $54.6 million and $54.6 million, respectively, with an immaterial impact on its consolidated results of operations and liquidity. During the third quarter of 2019, a reassessment of the lease terms within the lease portfolio was performed, resulting in a $15.0 million adjustment to the right-of-use leased assets, to $39.6 million, and the right-of-use lease liabilities, to $39.6 million, which had no corresponding impact to the results of operations. The change is due to reconsideration of the reasonable certainty of extensions, terminations, and the right to exercise options in those leases. The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

elected the hindsight practical expedient to determine the lease term for existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts.

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

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On October 30, 2019, the Company declared a quarterly dividend to common shareholders of $0.31 per share, to be paid on November 19, 2019 to shareholders of record as of November 9, 2019.

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
Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of September 30, 2019, we had consolidated assets of $14.7 billion, deposits of $11.8 billion, loans of $9.1 billion and total stockholders’ equity of $2.0 billion. We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our customers participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

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
Results of Operations
The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition. The financial statements as of September 30, 2019 are inclusive of the effects of the combined results of operations of the INB acquisition, which closed in August 2018, and IIBK and CMYF acquisitions, which closed in April 2019. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,053.6	$120.4	5.28%	$8,128.9	$104.3	5.09%
Investment securities (2)	2,662.8	15.7	2.34	2,590.7	14.6	2.24
Interest bearing deposits in banks	1,004.4	5.7	2.25	563.4	2.8	1.97
Federal funds sold	1.4	—	—	16.8	—	—
Total interest earnings assets	$12,722.2	$141.8	4.42%	$11,299.8	$121.7	4.27%
Non-earning assets	1,750.8			1,440.8
Total assets	$14,473.0			$12,740.6
Interest bearing liabilities:
Demand deposits	$3,067.2	$2.2	0.28%	$2,915.4	$2.3	0.31%
Savings deposits	3,517.5	5.2	0.59	3,174.1	3.4	0.42
Time deposits	1,557.2	6.0	1.53	1,206.3	3.2	1.05
Repurchase agreements	669.5	1.0	0.59	633.6	0.7	0.44
Other borrowed funds	—	—	—	2.7	0.1	14.69
Long-term debt	15.4	0.3	7.73	19.2	0.4	8.27
Subordinated debentures held by subsidiary trusts	86.9	1.1	5.02	84.7	1.1	5.15
Total interest bearing liabilities	$8,913.7	$15.8	0.70%	$8,036.0	$11.2	0.55%
Non-interest bearing deposits	3,430.4			3,029.4
Other non-interest bearing liabilities	159.9			103.3
Stockholders’ equity	1,969.0			1,571.9
Total liabilities and stockholders’ equity	$14,473.0			$12,740.6
Net FTE interest income		$126.0			$110.5
Less FTE adjustments (2)		(0.5)			(0.5)
Net interest income from consolidated statements of income		$125.5			$110.0
Interest rate spread			3.72%			3.72%
Net FTE interest margin (3)			3.93%			3.88%
Cost of funds, including non-interest bearing demand deposits (4)			0.51%			0.40%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.

(3)
Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest earning assets and the annualized interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)	Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,846.1	$353.3	5.34%	$7,804.5	$293.3	5.02%
Investment securities (2)	2,665.5	47.9	2.40	2,658.8	43.3	2.18
Interest bearing deposits in banks	779.0	14.3	2.45	521.0	6.9	1.77
Federal funds sold	0.9	—	—	6.0	—	—
Total interest earnings assets	$12,291.5	$415.5	4.52%	$10,990.3	$343.5	4.18%
Non-earning assets	1,683.2			1,362.0
Total assets	13,974.7			$12,352.3
Interest bearing liabilities:
Demand deposits	$3,018.3	$7.3	0.32%	$2,842.0	$5.7	0.27%
Savings deposits	3,416.6	15.9	0.62	3,132.6	8.5	0.36
Time deposits	1,474.2	16.4	1.49	1,161.4	8.1	0.93
Repurchase agreements	680.1	3.1	0.61	641.4	1.8	0.38
Other borrowed funds	—	—	—	1.9	0.2	14.07
Long-term debt	15.6	1.0	8.57	16.4	0.9	7.34
Subordinated debentures held by subsidiary trusts	86.9	3.5	5.38	83.2	3.0	4.82
Total interest bearing liabilities	$8,691.7	$47.2	0.73%	$7,878.9	$28.2	0.48%
Non-interest bearing deposits	3,261.5			2,892.4
Other non-interest bearing liabilities	157.0			96.8
Stockholders’ equity	1,864.5			1,484.2
Total liabilities and stockholders’ equity	$13,974.7			$12,352.3
Net FTE interest income		$368.3			$315.3
Less FTE adjustments (2)		(1.5)			(1.7)
Net interest income from consolidated statements of income		$366.8			$313.6
Interest rate spread			3.79%			3.70%
Net FTE interest margin (3)			4.01%			3.84%
Cost of funds, including non-interest bearing demand deposits (4)			0.53%			0.35%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)	Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.

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

Our net interest income increased $15.5 million, or 14.1%, to $125.5 million during the three months ended September 30, 2019, as compared to $110.0 million for the same period in 2018, and increased $53.2 million, or 17.0%, to $366.8 million during the nine months ended September 30, 2019, as compared to $313.6 million for the same period in 2018. The increases in 2019 are primarily the result of increased yields on earning assets and the impact of the IIBK and CMYF acquisitions.

Net interest income included interest accretion related to the fair valuation of acquired loans of $4.0 million during the three months ended September 30, 2019, of which $1.2 million was the result of early loan payoffs, and $13.2 million during the nine months ended September 30, 2019, of which $5.6 million was the result of early loan payoffs. This compares to interest accretion of $3.6 million during the three months ended September 30, 2018, of which $1.5 million was the result of early loan payoffs, and $9.6 million during the nine months ended September 30, 2018, of which $3.7 million was the result of early loan payoffs.

Recoveries of charged-off interest also impact net interest income. Net charged-off interest recoveries were $0.4 million and $2.8 million during the three and nine months ended September 30, 2019, as compared to $0.7 million and $3.3 million during the same period in 2018.

Our net FTE interest margin ratio increased five basis points to 3.93% for the three months ended September 30, 2019, as compared to 3.88% for the same period in 2018. Similarly, our net FTE interest margin ratio increased 17 basis points to 4.01% for the nine months ended September 30, 2019, as compared to 3.84% for the same period in 2018. Increases in net FTE interest margin ratio during the three months ended September 30, 2019, as compared to the same period in 2018, and during the nine months ended September 30, 2019, as compared to the same period in 2018 were primarily due to increases in average outstanding loans and higher yields on interest earning assets, which were partially offset by increases in funding costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.80% during the three months ended September 30, 2019, as compared to 3.73% for the same period in 2018, or a seven basis point increase, and 3.83% during the nine months ended September 30, 2019, as compared to 3.68% in the same period in 2018, or a 15 basis point increase.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and nine month periods ended September 30, 2019 and 2018. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$11.9	$4.2	$16.1	$39.1	$20.9	$60.0
Investment securities (1)	0.4	0.7	1.1	0.1	4.5	4.6
Interest bearing deposits in banks	2.2	0.7	2.9	3.4	4.0	7.4
Total change	14.5	5.6	20.1	42.6	29.4	72.0
Interest bearing liabilities:
Demand deposits	0.1	(0.2)	(0.1)	0.4	1.2	1.6
Savings deposits	0.4	1.4	1.8	0.8	6.6	7.4
Time deposits	0.9	1.9	2.8	2.2	6.1	8.3
Repurchase agreements	—	0.3	0.3	0.1	1.2	1.3
Other borrowed funds	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Long-term debt	(0.1)	—	(0.1)	—	0.1	0.1
Subordinated debentures held by subsidiary trusts	—	—	—	0.1	0.4	0.5
Total change	1.2	3.4	4.6	3.4	15.6	19.0
Increase in FTE net interest income (1)	$13.3	$2.2	$15.5	$39.2	$13.8	$53.0

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses

Fluctuations in the provision for loan losses reflect management’s estimate of possible loan losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for loan losses of $2.6 million during the three months ended September 30, 2019, as compared to $2.0 million during same period in 2018. During the nine months ended September 30, 2019, we recorded a provision for loan losses of $10.1 million, as compared to $7.0 million during the same period in 2018. Higher levels of the provision were attributable to organic loan growth and an increase in loans migrating from the acquired loan portfolio to the originated loan portfolio due to renewals, refinancing, and restructure year-over-year in addition to higher net-charge-offs during the nine months ended September 30, 2019. Changes in the provision for loan loss between quarters are reflective of management’s assessment of the adequacy of our allowance for loan losses.

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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2019	2018			2019	2018
Payment services revenues	$10.8	$10.1	$0.7	6.9%	$30.7	$33.5	$(2.8)	(8.4)%
Mortgage banking revenues	10.5	6.7	3.8	56.7	24.3	19.3	5.0	25.9
Wealth management revenues	5.9	5.8	0.1	1.7	17.8	17.5	0.3	1.7
Service charges on deposit accounts	5.3	5.7	(0.4)	(7.0)	15.7	16.6	(0.9)	(5.4)
Other service charges, commissions and fees	4.2	3.4	0.8	23.5	12.7	11.1	1.6	14.4
Investment securities gains (losses), net	0.1	—	0.1	NM	0.1	—	0.1	NM
Other income	4.0	4.5	(0.5)	(11.1)	13.4	11.0	2.4	21.8
Total non-interest income	$40.8	$36.2	$4.6	12.7%	$114.7	$109.0	$5.7	5.2%
Total non-interest income increased $4.6 million, or 12.7%, to $40.8 million for the three months ended September 30, 2019, as compared to $36.2 million for the same period in 2018 and increased $5.7 million, or 5.2%, to $114.7 million for the nine months ended September 30, 2019, as compared to $109.0 million for the same period in 2018. Significant components of theses fluctuations are discussed below.
Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $0.7 million, or 6.9%, to $10.8 million during the three months ended September 30, 2019, as compared to $10.1 million earned during the same period in 2018. For the nine months ended September 30, 2019, payment services revenue decreased $2.8 million, or 8.4%, to $30.7 million, as compared to $33.5 million during the same period in 2018.  A decrease in payment services revenues of $6.7 million during the nine months ended September 30, 2019 was attributable to the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge) which impacted our Company beginning July 1, 2018. This decrease was offset by increases in debit card and credit card volume resulting in higher interchange revenues during the nine months ended September 30, 2019.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Mortgage banking revenues increased $3.8 million, or 56.7%, to $10.5 million during the three months ended September 30, 2019, as compared to $6.7 million during the same period in 2018. For the nine months ended September 30, 2019, mortgage banking revenues increased $5.0 million, or 25.9%, to $24.3 million as compared to $19.3 million during the same period in 2018. These increases are due primarily to increased mortgage loan production as a result of higher levels of refinance activity and lower interest rates. Our overall loan production for originated home purchases was approximately 66.0% and 73.8% of production for the three and nine months ended September 30, 2019, respectively, compared to 85.1% and 78.3% for the same periods in 2018.

Other service charges, commissions and fees primarily include mortgage servicing fees, fees earned on certain derivative interest rate contracts, and insurance commissions. Other service charges, commissions and fees increased $0.8 million, or 23.5%, to $4.2 million during the three months ended September 30, 2019, as compared to $3.4 million during the same period in 2018. For the nine months ended September 30, 2019, other service charges, commissions and fees increased $1.6 million, or 14.4%, to $12.7 million as compared to $11.1 million during the same period in 2018, primarily due to the IIBK and CMYF acquisitions and an increase in mortgage loan servicing fee income year-over-year, as a result of an increase in the number of loans serviced and additional fees earned on derivative interest rate swap contracts offered to customers.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $0.5 million, or 11.1%, to $4.0 million during the three months ended September 30, 2019, as compared to $4.5 million during the same period in 2018 and increased $2.4 million, or 21.8%, to $13.4 million during the nine months ended September 30, 2019, as compared to $11.0 million during the same period in 2018. The increases in other income between periods was primarily due to net gains on the sale of premises and equipment, life insurance proceeds, and other normal fluctuations in other income.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2019	2018			2019	2018
Salaries and wages	$40.6	$36.8	$3.8	10.3%	$117.1	$105.7	$11.4	10.8%
Employee benefits	11.9	11.9	—	—	40.3	35.5	4.8	13.5
Outsourced technology services	7.9	6.8	1.1	16.2	23.9	20.9	3.0	14.4
Occupancy, net	7.1	6.5	0.6	9.2	21.2	18.8	2.4	12.8
Furniture and equipment	3.3	3.5	(0.2)	(5.7)	10.2	9.5	0.7	7.4
OREO expense, net of income	(0.8)	0.2	(1.0)	NM	(0.5)	0.3	(0.8)	NM
Professional fees	3.5	1.9	1.6	84.2	7.7	5.2	2.5	48.1
FDIC insurance premiums	0.4	1.4	(1.0)	(71.4)	3.5	4.3	(0.8)	(18.6)
Mortgage servicing rights amortization	1.2	0.8	0.4	50.0	3.1	2.3	0.8	34.8
Core deposit intangibles amortization	3.0	2.0	1.0	50.0	8.3	5.5	2.8	50.9
Other expenses	17.4	15.8	1.6	10.1	50.8	48.1	2.7	5.6
Acquisition related expenses	3.8	3.1	0.7	22.6	19.6	5.4	14.2	NM
Total non-interest expense	$99.3	$90.7	$8.6	9.5%	$305.2	$261.5	$43.7	16.7%
Non-interest expense increased $8.6 million, or 9.5%, to $99.3 million during the three months ended September 30, 2019 as compared to $90.7 million during the same period in 2018 and $43.7 million, or 16.7%, to $305.2 million during the nine months ended September 30, 2019 as compared to $261.5 million during the same period in 2018. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $3.8 million, or 10.3%, to $40.6 million during the three months ended September 30, 2019, as compared to $36.8 million during the same period in 2018 and $11.4 million, or 10.8%, to $117.1 million during the nine months ended September 30, 2019 as compared to $105.7 million during the same period in 2018. The increase reflects higher levels of wages related to additional employees as a result of the INB, IIBK, and CMYF acquisitions.

Employee benefits expense was stable at $11.9 million during the three months ended September 30, 2019, as compared to the same period in 2018. Employee benefits expense increased $4.8 million, or 13.5%, to $40.3 million during the nine months ended September 30, 2019 as compared to $35.5 million during the same period in 2018, primarily due to higher long-term incentive costs as a result of the Company achieving certain growth goals and higher benefit costs related to the additional employees as a result of the INB, IIBK, and CMYF acquisitions.

Outsourced technology services expense increased $1.1 million, or 16.2%, to $7.9 million during the three months ended September 30, 2019, as compared to $6.8 million during the same period in 2018 and increased $3.0 million, or 14.4%, to $23.9 million during the nine months ended September 30, 2019, as compared to $20.9 million during the same period in 2018. The increases are primarily due to technology expenses resulting from the INB, IIBK, and CMYF acquisitions.

Occupancy, net expense increased $0.6 million, or 9.2%, to $7.1 million during the three months ended September 30, 2019, as compared to $6.5 million during the same period in 2018 and increased $2.4 million, or 12.8%, to $21.2 million during the nine months ended September 30, 2019, as compared to $18.8 million during the same period in 2018. The increases are primarily due to additional operating expenses as a result of the INB, IIBK, and CMYF acquisitions.

Professional fees increased $1.6 million, or 84.2%, to $3.5 million during the three months ended September 30, 2019, as compared to $1.9 million during the same period in 2018 and increased $2.5 million, or 48.1%, to $7.7 million during the nine months ended September 30, 2019, as compared to $5.2 million during the same period in 2018. The increases are related to a reclassification of legal and audit fees from other expenses into professional fees in addition to fees incurred related to our re-branding efforts of the Company in 2019.

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $1.0 million, or 50.0%, to $3.0 million during the three months ended September 30, 2019, as compared to $2.0 million during the same period in 2018 and $2.8 million, or 50.9%, to $8.3 million during the nine months ended September 30, 2019, as compared to $5.5 million during the same period in 2018. The increases are primarily due to additional amortization expense resulting from the INB, IIBK, and CMYF acquisitions.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses increased $1.6 million, or 10.1%, to $17.4 million during the three months ended September 30, 2019, as compared to $15.8 million during the same period in 2018 and $2.7 million, or 5.6%, to $50.8 million during the nine months ended September 30, 2019, as compared to $48.1 million during the same period in 2018. These increases are primarily due to additional costs related to the INB, IIBK, and CMYF acquisitions.

Income Tax Expense

Our effective tax rate was 23.8% for the three months ended September 30, 2019 compared to 22.6% for the three months ended September 30, 2018 and 22.6% for the nine months ended September 30, 2019, as compared to 22.3% for the same period in 2018.

Financial Condition

Total Assets

Total assets increased $1,401.4 million, or 10.5%, to $14,701.6 million as of September 30, 2019, from $13,300.2 million as of December 31, 2018, primarily as a result of the recent acquisitions of IIBK and CMFY and an increase in organic loan growth. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans increased $597.8 million, or 7.0%, to $9,101.5 million as of September 30, 2019, as compared to $8,503.7 million as of December 31, 2018, due to $417.1 million of IIBK and CMYF acquired loans and $180.7 million of organic growth. Organic growth was primarily in commercial, agricultural, commercial real estate, agricultural real estate, and loans held for sale.
Loans Held for Investment
Loans held for investment increased $522.2 million, or 6.2%, to $8,992.6 million as of September 30, 2019, as compared to $8,470.4 million as of December 31, 2018. The loans held for investment portfolios are discussed in greater detail below:
Total real estate loans increased $375.6 million, or 6.4%, to $6,209.1 million as of September 30, 2019, as compared to $5,833.5 million as of December 31, 2018. Exclusive of $328.0 million of IIBK and CMYF acquired loans, total real estate loans increased $47.6 million, or 0.8%. Within the portfolio, commercial real estate loans increased organically $81.3 million, or 2.5%, to $3,468.2 million, construction real estate loans increased organically $18.9 million, or 2.3%, to $958.1 million, residential real estate loans decreased organically $61.7 million, or 4.0%, and agricultural real estate loans increased organically $9.1 million, or 4.2% as of September 30, 2019.
Total consumer loans decreased $3.3 million, or 0.3%, to $1,066.9 million as of September 30, 2019, from $1,070.2 million as of December 31, 2018. Exclusive of $14.6 million of IIBK and CMYF acquired loans, total consumer loans decreased $17.9 million, or 1.7%. The decrease was primarily impacted by higher unsecured consumer credit underwriting standards impacting the consumer direct portfolio offset by an increase in the indirect portfolio.
Commercial loans increased $112.3 million, or 8.6%, to $1,422.6 million as of September 30, 2019, from $1,310.3 million as of December 31, 2018. Exclusive of $61.4 million of IIBK and CMYF acquired loans, commercial loans increased $50.9 million, or 3.9%. This growth primarily occurred in Idaho, Montana, and Eastern Washington.
Agricultural loans increased $37.9 million, or 14.9%, to $292.7 million as of September 30, 2019, from $254.8 million as of December 31, 2018. Exclusive of $12.6 million of IIBK and CMYF acquired loans, agricultural loans increased $25.3 million, or 9.9%. This growth was primarily attributable to seasonal draw downs in operating lines of credit.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased $75.6 million, or 227.0%, to $108.9 million as of September 30, 2019, compared to $33.3 million as of December 31, 2018, primarily due to increases in mortgage loan origination volumes.
Non-performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Non-performing loans:
Non-accrual loans	$50.1	$41.0	$45.1	$54.3	$61.2
Accruing loans past due 90 days or more	7.0	5.2	7.1	3.8	5.2
Total non-performing loans	57.1	46.2	52.2	58.1	66.4
OREO	17.8	27.6	21.1	14.4	17.3
Total non-performing assets	$74.9	$73.8	$73.3	$72.5	$83.7
Troubled debt restructurings not included above	$5.5	$5.7	$5.8	$5.6	$5.9
Non-performing loans to total loans	0.63%	0.51%	0.61%	0.68%	0.78%
Non-performing assets to total loans and OREO	0.82	0.81	0.86	0.85	0.98
Non-performing assets to total assets	0.51	0.51	0.54	0.55	0.63

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Real estate:
Commercial	$14.3	25.0%	$10.0	17.2%
Construction:
Land acquisition and development	1.1	1.9	3.9	6.7
Residential	1.2	2.1	1.0	1.7
Commercial	0.5	0.9	0.2	0.3
Total construction	2.8	4.9	5.1	8.7
Residential	4.5	7.9	6.8	11.8
Agricultural	5.2	9.1	12.6	21.7
Total real estate	26.8	46.9	34.5	59.4
Consumer	4.1	7.2	3.5	6.0
Commercial	23.1	40.5	17.1	29.4
Agricultural	3.1	5.4	3.0	5.2
Total non-performing loans	$57.1	100.0%	$58.1	100.0%
Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross income of approximately $2.0 million and $1.6 million would have been accrued for the nine months ended September 30, 2019 and 2018, respectively. Non-accrual loans decreased approximately $4.2 million, to $50.1 million as of September 30, 2019, from $54.3 million as of December 31, 2018. Accruing loans past due 90 days or more increased $3.2 million, or 84.2%, primarily due to an increase in real estate and commercial loans. Other real estate owned increased $3.4 million, or 23.6%, from December 31, 2018. The increase in other real estate owned was driven by $14.0 million in foreclosures and the IIBK acquired other real estate owned, offset by $12.3 million in dispositions.

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

Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company’s expectations at the date of acquisition, an allowance for loan losses is established. As of September 30, 2019, the Company determined that an allowance of $0.7 million related to loans acquired in prior year acquisitions with evidence of credit impairment was required under GAAP.
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

The following table sets forth information regarding our allowance for loan losses as of and for the periods indicated.

Allowance for Loan Losses
(Dollars in millions)	Three Months Ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Balance at beginning of period	$74.2	$72.4	$73.0	$73.6	$74.1
Provision charged to operating expense	2.6	3.8	3.7	1.6	2.0
Charge offs:
Real estate
Commercial	—	—	0.2	0.5	0.3
Construction	—	0.6	1.3	0.4	0.3
Residential	0.3	0.3	0.6	—	0.1
Consumer	2.8	3.3	3.0	2.8	3.0
Commercial	1.6	1.1	0.8	1.0	1.1
Agricultural	—	0.3	0.1	—	—
Total charge-offs	4.7	5.6	6.0	4.7	4.8
Recoveries:
Real estate
Commercial	0.1	0.2	0.2	0.4	—
Construction	0.6	0.6	—	0.2	0.5
Residential	0.1	0.4	—	0.5	0.1
Consumer	0.8	1.2	1.1	0.9	1.2
Commercial	1.3	1.2	0.4	0.5	0.5
Total recoveries	2.9	3.6	1.7	2.5	2.3
Net charge-offs	1.8	2.0	4.3	2.2	2.5
Balance at end of period	$75.0	$74.2	$72.4	$73.0	$73.6

Period end loans	$9,101.5	$9,059.3	$8,493.2	$8,503.7	$8,518.0
Average loans	9,053.6	8,948.3	8,467.9	8,520.7	8,128.9
Net loans charged-off to average loans, annualized	0.08%	0.09%	0.21%	0.10%	0.12%
Allowance to period end loans	0.82	0.82	0.85	0.86	0.86

Our allowance for loan losses was $75.0 million, or 0.82% of period end loans, as of September 30, 2019, as compared to $73.0 million, or 0.86% of period end loans, as of December 31, 2018. The decrease in the percentage from December 31, 2018 is primarily a result of higher loan balances from the INB, IIBK, and CMYF acquired loans, which were recorded at fair value for INB and provisionally recorded at fair value for IIBK and CMYF in accordance with GAAP, with no corresponding allowance for loan losses in purchase accounting.
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
Investment Securities.
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $149.6 million, or 5.6%, to $2,827.1 million, or 19.2% of total assets, as of September 30, 2019, from $2,677.5 million, or 20.1% of total assets, as of December 31, 2018. Exclusive of $78.7 million of IIBK and CMYF acquired securities, investment securities increased $70.9 million, or 2.6%. As of September 30, 2019, the estimated duration of our investment portfolio was 2.2 years, as compared to 2.5 years as of December 31, 2018.

We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of September 30, 2019, we had investment securities with fair values aggregating $308.1 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $1.9 million as of September 30, 2019 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment losses were recorded during the three months ended September 30, 2019 or 2018.
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
Goodwill and Other Intangible Assets.

Goodwill increased $75.9 million, or 13.9%, to $622.6 million as of September 30, 2019, from $546.7 million as of December 31, 2018, attributable to the finalization of the INB acquisition and provisional goodwill of $76.3 million recorded in conjunction with the acquisitions of IIBK and CMYF.

Company-Owned Life Insurance.

Company-owned life insurance increased $17.7 million, or 6.4%, to $292.8 million as of September 30, 2019, from $275.1 million as of December 31, 2018, primarily attributable to provisional amounts of $15.2 million recorded in conjunction with the acquisition of IIBK.

Premises and equipment.
Premises and equipment, net of accumulated depreciation increased $57.6 million, or 23.5%, to $302.8 million as of September 30, 2019, from $245.2 million as of December 31, 2018, primarily due to $26.7 million of premises and equipment acquired with the acquisition of IIBK and CMYF and the Company recognizing right-of-use assets related to leases, as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Core Deposit Intangibles, Net of Accumulated Amortization.
Core deposit intangibles, net of accumulated amortization, increased $8.1 million, or 14.2%, to $65.0 million as of September 30, 2019, from $56.9 million as of December 31, 2018, attributable to provisional core deposit intangibles of $16.6 million recorded in conjunction with the acquisitions of IIBK and CMYF offset by amortization expense.
Other real estate owned.
Other real estate owned increased $3.4 million, or 23.6%, to $17.8 million as of September 30, 2019, from $14.4 million as of December 31, 2018. The increase in other real estate owned was driven by $14.0 million in foreclosures and the IIBK acquired other real estate owned, offset by $12.3 million in dispositions.
Other Assets
Other assets increased $37.4 million, or 23.5%, to $196.5 million as of September 30, 2019, from $159.1 million as of December 31, 2018. The increase is primarily attributable to provisional amounts of $8.7 million recorded for IIBK and CMYF assets in conjunction with the acquisitions, an increase in Federal Reserve stock required as a result of the acquisitions, and an increase related to our interest rate swap contracts.
Deposits
Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $1,118.9 million, or 10.5%, to $11,799.6 million as of September 30, 2019, from $10,680.7 million as of December 31, 2018. The increase is attributable to $706.7 million of IIBK and CMYF acquired deposits and an increase of $412.2 million as a result of organic growth.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Non-interest bearing demand	$3,639.7	30.8%	$3,158.3	29.6%
Interest bearing:
Demand	3,054.1	25.9	2,957.5	27.7
Savings	3,570.8	30.3	3,247.9	30.4
Time, $100 and over	705.2	6.0	547.6	5.1
Time, other (1)	829.8	7.0	769.4	7.2
Total interest bearing	$8,159.9	69.2%	$7,522.4	70.4%
Total deposits	$11,799.6	100.0%	$10,680.7	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $113.7 million and brokered deposits of $2.9 million as of September 30, 2019, compared to $87.1 million and $24.1 million as of December 31, 2018, respectively.

Securities Sold Under Repurchase Agreements.
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $75.5 million, or 10.6%, to $636.9 million as of September 30, 2019, from $712.4 million as of December 31, 2018. Exclusive of the provisional amount of $30.4 million of securities sold under repurchase agreements acquired from IIBK, securities sold under repurchase agreements decreased $105.9 million, or 14.9%.
Accounts Payable and Accrued Expenses.
Accounts payable and accrued expenses increased $51.7 million, or 54.9%, to $145.8 million as of September 30, 2019, from $94.1 million as of December 31, 2018, primarily due to the Company recognizing lease liabilities as a result of the adoption of ASU 2016-02 discussed in “Note 1 – Basis of Accounting” and “Note 16 – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Deferred Tax Asset / Liability
Our deferred tax liability, net increased $15.0 million, or 174.4%, to $23.6 million as of September 30, 2019, from $8.6 million as of December 31, 2018, primarily as a result of deferred taxes recorded on mark-to-market gains in 2019.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $288.7 million, or 17.0%, to $1,982.6 million as of September 30, 2019, from $1,693.9 million as of December 31, 2018, due to the retention of earnings, other comprehensive income, stock-based compensation, proceeds from stock option exercises, and the issuance of additional shares of Class A common stock with an aggregate value of $176.1 million as consideration for the IIBK and CMYF acquisitions. This increase was offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid.
On October 30, 2019, the Company’s board of directors declared a dividend of $0.31 per common share, payable on November 19, 2019, to common stockholders of record as of November 9, 2019. The dividend equates to a 3.2% annual yield based on the $39.30 average closing pricing of the Company’s common stock during the third quarter of 2019.
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
As of September 30, 2019 and December 31, 2018, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 11 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2019, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, such control.

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
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2019.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
July 2019	—	$—	—	2,500,000
August 2019	675	39.05	—	2,500,000
September 2019	—	—	—	2,500,000
Total	675	$39.05	—	2,500,000

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

3.1*	First Interstate BancSystem, Inc. Third Amended and Restated Articles of Incorporation.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 6, 2019	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	November 6, 2019	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer