Form 10-K
period 2019-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2020-02-27
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-34653
FIRST INTERSTATE BANCSYSTEM, INC.
(Exact name of registrant as specified in its charter)

Montana		81-0331430
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

401 North 31st Street
Billings,	MT	59116
(Address of principal executive offices)		(zip code)
(406) 255-5390
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A common stock, no par value	FIBK	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, based upon the closing price per share of the registrant’s common stock as reported on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,791,530,989.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2020:

Class A common stock	43,173,724
Class B common stock	22,110,620
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 5, 2020. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

PART I
Item 1. Business

The disclosures set forth in this report are qualified by Item 1A. Risk Factors included herein and the section captioned “Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. When we refer to “we,” “our,” “us,” “First Interstate” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean only First Interstate Bank.

Our Company

We are a financial and bank holding company incorporated as a Montana corporation in 1971, headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.” As of December 31, 2019, we had consolidated assets of $14.6 billion, deposits of $11.7 billion, total loans of $9.0 billion, and total stockholders’ equity of $2.0 billion. We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to online and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.

Our mission is to help people and their money work better together. With that as our guiding focus, we strive to be the most relevant everyday experience our clients have with their money. As a community bank, we adhere to common values that have long provided a foundation for our growth and success. They are: (1) put people first, always; (2) seek greatness; (3) act with integrity; (4) celebrate success; and (5) commitment to our communities. These values support our commitment to our employees, our clients, our communities, and our shareholders.

Four key pillars fuel and align pivotal strategies for our business. These strategies build shareholder value and guide our Company’s operations, delivery, and ultimately success with our clients and our communities. The first pillar is Our People, Our Priority. The success of our Company is a reflection of our people. We are building a diverse company of the right people, in the right jobs, who are informed, capable, and resilient. The second pillar is Relentless Client Focus. Our client loyalty is cultivated by focusing on every interaction, every time. By nurturing a relationship with each individual, we are in the unique position of connecting their needs, goals, and dreams to the products and services that can serve them best. The third pillar is Future Ready, Today. We live in a world in constant motion, which requires resiliency and adaptation. Robust and relevant systems and processes create a foundation for our employees to excel - not only in their personal performance, but in the delivery of our products and services to our clients. The last pillar is Financial Vitality. Our goal-oriented financial rigor keeps us a top-performing bank in which the business results of our approach to community banking flourish, thanks to the combined effect of each of our pillars in action.

We have grown our business by adhering to a strong set of values; our long-term perspective emphasizes providing high-quality financial products and services, delivering exceptional client service, influencing business leadership through professional and dedicated bankers, assisting our communities through financial contributions and socially responsible leadership, and cultivating a strong corporate culture. In addition, we plan to continue our business in a disciplined and prudent manner, fueled by organic growth in our existing market areas and expansion into new and complementary markets when appropriate opportunities arise.

Acquisitions

On April 8, 2019, we completed the acquisition of Idaho Independent Bank (“IIBK”), a community bank headquartered in Coeur d'Alene, Idaho with 11 banking offices across Idaho. Consideration for the acquisition totaled $157.3 million, consisting of the issuance of 3.871 million shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All outstanding IIBK stock options vested and were settled by IIBK prior to the close of the transaction.

On April 8, 2019, we also completed the acquisition of Community 1st Bank (“CMYF”), a community bank headquartered in Post Falls, Idaho, with three banking offices in North Idaho. Consideration for the acquisition totaled$18.8 million, consisting of the issuance of 0.463 million shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ on the acquisition date. Holders of each share of CMYF common stock received 0.378 million shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All outstanding CMYF stock options vested and were settled by CMYF prior to the close of the transaction.

For additional information regarding our acquisition activity, see “Management’s Discussion and Analysis — Recent Trends and Developments” included in Part II, Item 7 and “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15.

Community Banking

Community banking encompasses commercial and consumer banking services provided through our Bank, primarily the acceptance of deposits, extensions of credit, mortgage loan origination and servicing, and trust, employee benefit, investment, and insurance services. Our community banking philosophy emphasizes providing clients with commercial and consumer banking products and services locally using a personalized service approach while strengthening the communities in our market areas through service activities. We grant our banking offices significant authority in delivering products in response to local market considerations and client needs. This authority enables our banking offices to remain competitive by responding quickly to local market conditions and enhances their relationships with the clients they serve. We also require accountability by having company-wide standards and established limits on the authority and discretion of each banking office. This combination of authority and accountability allows our banking offices to provide personalized service and be in close contact with our communities while at the same time promoting strong performance and remaining focused on our overall financial vitality.

Lending Activities

We offer real estate, consumer, commercial, agricultural, and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies. Minimum underwriting standards generally specify that loans: (i) are made to borrowers located within our market footprint with the exception of participation loans and loans to national accounts; (ii) are made only for identified legal purposes; (iii) have specifically identified sources of repayment; (iv) mature within designated maximum maturity periods that coincide with repayment sources; (v) are appropriately collateralized whenever possible; (vi) are supported by current credit information; (vii) do not exceed the Bank’s legal lending limit; (viii) include medium-term fixed interest rates or variable rates that are adjusted within designated time frames; and (ix) require a flood determination prior to closing. In addition, our minimum underwriting standards include lending limitations to prevent concentrations of credit in agricultural, commercial, real estate, or consumer loans. Further, each minimum underwriting standard must be documented, with exceptions noted, as part of the loan approval process.

While each loan must meet minimum underwriting standards established in our credit policies, bankers are granted levels of credit authority in approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch and market levels. Credit authorities are established and assigned based on the credit experience and credit acumen of each branch loan officer. Credit authority is under the direction of our Chief Credit Officer or such officer’s designee and is reviewed on an ongoing basis. Credits over the authority of bankers are approved by our credit risk management group.

Deposit Products

We offer traditional depository products including checking, savings, and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, (“FDIC”), up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Bank to our clients under an agreement to repurchase the investment securities at a specified time or on demand. All outstanding repurchase agreements are due in one business day.

Wealth Management

We provide a wide range of trust, employee benefit, investment management, insurance, agency, and custodial services to individuals, businesses, and nonprofit organizations. These services include the administration of estates and personal trusts, management of investment accounts for individuals, employee benefit plans and charitable foundations, and insurance planning.

Centralized Services

We have centralized certain operational activities to provide consistent service levels to our clients company-wide, which helps us gain efficiency in management of those activities as well as ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to clients and include marketing, credit review, credit cards, mortgage loan sales and servicing, indirect consumer loan purchasing and processing, loan collections, and other operational activities. Additionally, specialized staff support services have been centralized to enable our branches to serve their markets more efficiently. These services include credit risk management, finance, accounting, human resource management, internal audit, facilities management, technology, risk management, compliance, and other support services.

Market Area

The following table reflects our deposit market share and branch locations by state:
Deposit Market Share and Branch Locations by State

	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Idaho	5.13	6th	23
Montana	17.72	2nd	48
Oregon	2.39	11th	33
South Dakota	0.12	13th	14
Washington	0.32	32nd	18
Wyoming	15.43	1st	16
Total			152
(1) Source: FDIC.gov-data as of June 30, 2019.
(2) As of December 31, 2019.

We operate in markets with a diverse employment base covering numerous industries and we believe our community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets.

Competition

There is significant competition among commercial banks in our market areas. We also compete with other providers of financial services, such as savings and loan associations, credit unions, financial technology companies, internet banks, consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds, and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. To remain competitive in this congested industry, we continue to develop our omni-channel experience. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. We generally compete on the basis of service and responsiveness to client needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of services such as trust, employee benefit, investment and insurance services.

Employees

We recognize quality, engaged employees are critical to our ability to serve our clients and to the success of our Company. We are building a diverse company of the right people, in the right jobs, who are informed, capable, and resilient. At December 31, 2019, we employed 2,473 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. Annually we participate in an employee engagement survey conducted by Gallup and we consider our employee relations to be good.

Regulation and Supervision

Regulatory Authorities

We are subject to extensive regulation under federal and state laws. A description of certain material laws and regulations applicable to us is summarized below. This description is not intended to summarize all laws and regulations applicable to us. Descriptions of statutory and regulatory provisions and requirements do not purport to be complete and are qualified in their entirety by reference to those provisions. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters, and similar written guidance that may impose additional regulatory obligations or otherwise affect the conduct of our business. Additionally, proposals to change laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and their impact on the Company cannot be determined with any certainty.

As a public company with our securities listed for trading on the NASDAQ, we are subject to the disclosure and regulatory requirements of the Securities and Exchange Commission (“SEC”), including under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and NASDAQ.

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

The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) administered by the FDIC in the manner and to the extent provided by law. The Bank is subject to the Federal Deposit Insurance Act (“FDIA”) and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.

The Company and the Bank are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the Federal Reserve. The Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.

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

Financial and Bank Holding Company

We are a bank holding company and have registered as a financial holding company under regulations issued by the Federal Reserve. As a financial holding company, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized to bank holding companies generally. We may engage in authorized financial activities, provided that we remain a financial holding company and are “well-capitalized” and “well-managed.” We do not currently engage in significant financial holding company business or activities not otherwise permitted for bank holding companies generally.

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

We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. The Federal Reserve considers a number of factors in evaluating acquisitions including, but not limited to, the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities served, and competitive factors. Under the Dodd-Frank Act, when considering an application, the Federal Reserve is also required to evaluate whether the transaction would result in more concentrated risks to the United States banking or financial system. Under federal law and regulations, a bank holding company may acquire banks in states other than its home state if, among other things, the bank holding company is both “well-capitalized” and “well-managed” both before and after the acquisition.

Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2019, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 17.7% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.

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

Dividends and Restrictions on Transfers of Funds

Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends to our shareholders, and are limited by state and federal laws and regulations. The Company and the Bank are also subject to various regulatory restrictions relating to capital distributions, including dividends, regulatory capital minimums, and the requirement to remain “well-capitalized” under the prompt corrective action regulations summarized in the “Capital Standards and Prompt Corrective Action” section below. In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless the prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years’ net earnings without providing notice to the Montana Division.

The capital buffer rules adopted by the federal banking regulators in accordance with the Basel Accords impose further limitations on the Bank’s ability to pay dividends. In general, the Bank’s ability to pay dividends is limited under the capital buffer rules unless the Bank’s common equity conservation buffer exceeds the minimum required capital ratio by 2.5% of risk-weighted assets.

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

Capital Standards and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The capital requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Bank and the Company.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings and is reduced by substantially all of the regulatory deductions including items such as goodwill and other intangibles and certain deferred tax assets. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like us that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45.0% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and United States government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements in individual cases where deemed necessary. The Federal Reserve has not established individual capital requirements applicable to us or the Bank.

The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. At this time, we meet the criteria for grandfathering under the Dodd-Frank Act, therefore, the limitations on use of hybrid capital instruments do not apply to our outstanding instruments. However, in certain circumstances, once the Company surpasses $15.0 billion in assets, we may lose Tier 1 qualification of trust preferred securities.

Federal law requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The law sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the common equity tier 1 capital ratio, total capital ratio, the tier 1 capital ratio, and the leverage ratio.

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

“Significantly under-capitalized” depository institutions are subject to additional requirements and restrictions, such as orders to sell sufficient stock to become “adequately capitalized,” to reduce total assets, restrict interest rates paid, remove management and directors, and cease receipt of deposits from correspondent banks. “Critically under-capitalized” institutions are subject to the appointment of a receiver or conservator.

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

Federal Reserve Regulation O restricts loans to the Bank and Company insiders, which includes directors, certain officers, and principal stockholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank board of directors.

Safety and Soundness Standards and Other Supervisory and Enforcement Mechanisms

The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, internal controls, and audit systems. These standards are designed to identify potential concerns and ensure action is taken to address those concerns before they pose a risk to the DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may take other supervisory action.

Pursuant to the Dodd-Frank Act, federal banking regulators impose additional supervisory measures on banking organizations when they exceed $10 billion in assets. These include enhanced risk management and corporate governance processes specified by the regulators.

The Federal Reserve has authority to bring enforcement action against a bank or bank holding company and all “institution-affiliated parties” of a bank or bank holding company, including directors, officers, stockholders, and under certain circumstances, attorneys, appraisers, and accountants for the bank or holding company. Formal enforcement actions may include measures such as the issuance of a capital directive or cease and desist order for the removal of officers and/or directors or the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and can range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Federal Reserve that enforcement action be taken with respect to a particular bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. Montana law also provides the Montana Division with various enforcement mechanisms and, ultimately, authority to appoint a receiver or conservator for a Montana bank.

Deposit Insurance

The FDIC insures our client deposits through the DIF up to $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on financial measures and supervisory ratings derived from a statistical model estimating the probability of failure within a three-year period, with banks deemed more risky paying higher assessments.

The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. Consequently, effective July 1, 2016, the FDIC revised its system to impose surcharges on institutions with $10 billion or more in assets and credit smaller institutions for any future payments toward reaching the 1.35% ratio. On September 30, 2018, the DIF Reserve Ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In November 2019, the FDIC amended the regulation to apply small bank credits to quarterly deposit insurance assessments as long as the ratio remains above 1.35%.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or the FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time-to-time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions which alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets.

Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. As our assets exceed $10 billion we are subject to the interchange fee cap. For more information on interchange fees, see "Part I, Item 1A. Risk Factors—Further reductions in interchange fees will reduce our associated income."

Client Privacy and Other Consumer Protections

Federal law imposes client privacy requirements on any company engaged in financial activities, including the Bank and us. Under these requirements, a financial company is required to protect the security and confidentiality of clients’ nonpublic personal information. In addition, for clients who obtain a financial product such as a loan for personal, family, or household purposes, a financial holding company is required to disclose its privacy policy to the client at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the client’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or marketing through electronic mail.

The Bank is subject to a variety of federal and state laws, regulations, and reporting obligations aimed at protecting consumers and Bank clients. Failure to comply with these laws and regulations may, among other things, impair the collection of loans made in violation of the laws and regulations, provide borrowers or other clients certain rights and remedies or result in the imposition of penalties on the Bank. Certain of these laws and regulations are described below.

The Equal Credit Opportunity Act generally prohibits discrimination in credit transactions on, among other things, the basis of race, color, religion, national origin, sex, marital status, or age and, in certain circumstances, limits the Bank’s ability to require co-obligors or guarantors as a condition of the extension of credit to an individual.

The Real Estate Settlement Procedures Act (“RESPA”) requires certain disclosures be provided to borrowers in real estate loan closings or other real estate settlements. In addition, RESPA limits or prohibits certain settlement practices, fee sharing, kickbacks, and similar practices that are considered to be abusive.

The Truth in Lending Act (“TILA”) requires disclosures to borrowers and other parties in consumer loans including, among other things, disclosures relating to interest rates and other finance charges, payments and payment schedules and annual percentage rates. TILA provides remedies to borrowers upon certain failures in compliance by a lender.

The Fair Housing Act regulates, among other things, lending practices in residential lending and prohibits discrimination in housing-related lending activities on the basis of race, color, religion, national origin, sex, handicap, disability, or familial status.

The Home Mortgage Disclosure Act requires certain lenders and other firms engaged in the home mortgage industry to collect and report information relating to applicants, borrowers, and home mortgage lending activities in which they engage in their market areas or communities. The information is used for, among other purposes, evaluation of discrimination or other impermissible acts in home mortgage lending.

The Home Ownership and Equity Protection Act regulates terms and disclosures of certain closed-end home mortgage loans that are not purchase money loans and includes loans classified as “high-cost loans.”

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, generally limits lenders and other financial firms in their collection, use, or dissemination of client credit information, gives clients some access to, and control over, their credit information, and requires financial firms to establish policies and procedures intended to deter identity theft and related frauds.

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

The Community Reinvestment Act (“CRA”) generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be assessed for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when evaluating applications for such transactions as mergers and new branches.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recent published CRA examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management endeavors to respond pro-actively to any instances of non-compliance and to implement and update appropriate procedures to prevent instances of non-compliance and other violations from occurring.

USA PATRIOT Act

The USA PATRIOT Act of 2001 amended the Bank Secrecy Act of 1970 and the Money Laundering Control Act of 1986 and adopted additional measures requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The laws and related regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

Incentive Compensation

In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of February 2020, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.

Cyber-security

In March 2015, federal regulators issued two related statements regarding cyber-security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While, to date, we have not experienced a significant compromise, significant data loss, or any material financial losses related to cyber-security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services by us and our clients. See Item “1A. Risk Factors,” for a further discussion of risks related to cyber-security.

Website Access to SEC Filings

The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report.

Item 1A. Risk Factors
Like other financial and bank holding companies, we are subject to a number of risks, many of which are outside of our control. If any of the events or circumstances described below actually occur, our business, financial condition, results of operations, and prospects could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations, and prospects. You should consider carefully the following important factors in evaluating us, our business, and an investment in our securities.
Risks Relating to the Market and Our Business
A decline in economic conditions could reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our clients are located predominantly in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Unlike larger banks that are more geographically diversified, our profitability largely depends on the general economic conditions in these areas.
Deterioration in economic conditions could result in the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value;
•future borrowing power of our clients may be reduced;
•the value of our securities portfolio may decline; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
Additionally, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, including wars or international conflicts with respect to which the United States may or may not be directly involved in the Middle East or elsewhere in the world, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.
Deflationary pressures, while possibly lowering our operating costs, could also have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.
We are subject to lending risks.
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments.
While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. As of December 31, 2019, we had $4.9 billion of commercial loans, including $3.5 billion of commercial real estate loans, representing approximately 54.4%of our total loan portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition, and results of operations.

In addition, at December 31, 2019, we had $2.7 billion of agricultural, construction, residential, and other real estate loans, representing approximately 29.9% of our total loan portfolio. Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture, livestock, and energy businesses, as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations, and prospects.
Changes in interest rates may have an adverse effect on demand for our products and services and on our profitability.
Our earnings and cash flows are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Open Market Committee, affect interest income and interest expense.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets, and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. For example, rising interest rates could adversely affect our mortgage banking business because higher interest rates could cause clients to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result in an increase in non-performing loans. Additionally, rising interest rates may increase the cost of our deposits, which are a primary source of funding. Any substantial, unexpected, or prolonged change in market interest rates could have a material, adverse effect on our cash flows, financial condition, and results of operations.
Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk of any securities purchased at a premium. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of December 31, 2019, 51.4% of our loans were advanced to our clients on a variable or adjustable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.

Changes to United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
Changes to United States trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, countries comprising the European Union or Middle East, Canada, and Mexico, and retaliatory tariffs by such countries, could materially harm our business. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our clients import or export, including, among others, agricultural and oil and gas products, could cause the prices of our clients’ products to increase, which could reduce demand for such products, or reduce our clients’ margins, which would adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations, and financial condition could be materially and adversely impacted.
On October 1, 2018, the United States, Canada, and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement ("NAFTA"), which is subject to congressional approval and ratification by Canada, which may or may not be approved in 2020. In the event the agreement is not fully ratified in 2020, various components of the agreement may not be effective until 2021. The full impact of this agreement on us, our clients, and on the economic conditions in our region is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our clients' costs, demand for our clients' products, and/or the United States economy or certain sectors thereof and, thus, adversely impact our business, financial condition, and results of operations.
We grow our business in part by acquiring other financial services businesses from time-to-time. These acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of acquired businesses after closing.
We have in the past, and may in the future, seek to grow our business by acquiring other businesses. Acquisitions of other companies or of financial assets and related deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired.
Acquisitions may be substantially more expensive or take longer to complete than anticipated. This risk includes unanticipated costs incurred in connection with the integration of the acquired business. Anticipated benefits (such as cost savings from synergies or strategic gains from being able to offer product sets to a broader potential client base) may not be fully realized. It can take longer or require greater resources to achieve these benefits. It also may prove impossible to achieve them at all or in their entirety as a result of unexpected factors or events.
A number of specific factors could affect our ability to achieve anticipated results from acquisitions, some of which may depend on the nature of the business acquired. For example, if an acquisition includes loan portfolios, the extent of credit losses following completion of the acquisition could adversely affect our combined results of operations. Similarly, if an acquisition includes deposits, the extent of deposit attrition post-closing could adversely affect our combined results of operations. Acquisitions of banking companies typically include both loans and deposits, and the extent of any post-closing credit losses and deposit attrition could be affected by a number of factors, including the state of the economy following the acquisition and the quality of our pre-acquisition analysis of any acquired business. As another example, if an acquisition involves entering into new geographic or other markets, our inexperience with respect thereto may negatively impact our ability to take advantage of the opportunities anticipated to be presented in connection with any such expansion plans.
Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, depends, in part, on the information we can gather with respect to the business we are acquiring, which can be limited. By way of example, anticipating accurately the results of litigation or governmental investigations that may be pending at the time of an acquisition, or may be filed or commenced thereafter, as a result of an acquisition or otherwise, is a difficult exercise at best, and the impact thereof may be materially underestimated. Furthermore, the extent to which client attrition from an acquired business actually is experienced by us may materially exceed our expectations. Our pre-acquisition review of the business may also impact our ability to prepare for and execute on the integration of an acquired business.
As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory issues, including delays in obtaining required approvals. Our ability to make large acquisitions in the future may be negatively impacted as well by regulatory rules or future regulatory initiatives designed to limit systemic risk. If we were to experience any of the foregoing adverse effects in connection with an acquisition, our business and financial condition and results of operations could be materially harmed.

Difficulties in identifying suitable opportunities or combining the operations of acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships may prevent us from achieving the expected benefits from these acquisitions, investments, or relationships.
Inherent uncertainties exist when assessing, acquiring, or integrating the operations of another business or investment or relationship opportunity. We may not be able to fully achieve the strategic objectives and planned operating efficiencies relevant to an acquisition or strategic relationship. In addition, the markets and industries in which we and the potential acquisition and investment targets operate are highly competitive. Acquisition or investment targets may lose clients or otherwise perform poorly or unprofitably, or in the case of an acquired business or strategic relationship, cause us to lose clients or perform poorly or unprofitably. Future acquisition and investment activities and efforts to monitor newly acquired businesses or reap the benefits of a new strategic relationship may require us to devote substantial time and resources and may cause these acquisitions, investments, and relationships to be unprofitable or cause us to be unable to pursue other business opportunities.
After completing an acquisition, we may find that certain material information was not adequately disclosed during the due diligence process or that certain items were not accounted for properly in accordance with financial accounting and reporting standards. We may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity or assets. For example, we may fail to correctly assess the quality of the assets being acquired and could experience higher charge-offs than originally anticipated related to the acquired loan portfolio; the total cost and time required to complete the integration successfully could be greater than estimated and result in higher acquisition costs than expected or a loss of market opportunity due to any such delay; we may be unable to deploy profitably funds acquired in an acquisition; or we may experience poor overall performance of the combined entity. Additionally, acquired companies or businesses may increase our risk of regulatory action or restrictions related to the operations of the acquired business or the regulatory requirements that apply to the combined business.
Acquisitions may also result in business disruptions that could cause clients to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired branches may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by the existing banking business or manage growth resulting from the acquisition effectively.
If we experience loan losses in excess of estimated amounts, our earnings could be adversely affected.
The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for loan losses based upon, among other things, historical experience, delinquency trends, economic conditions, and regular reviews of loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for loan losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate, or if banking authorities or regulations require us to increase the allowance for loan losses, our net income may be adversely affected. As a result, an increase in loan losses could have a material adverse effect on our earnings, financial condition, results of operations, and prospects.
Loss of deposits or a change in mix could increase the Company’s funding costs.
Deposits are a low cost and stable source of funding. We depend on checking and savings, negotiable order of withdrawal, and money market deposit account balances and other forms of client deposits as our primary source of funding. The availability of internet banking products has increased the mobility of client deposits. We compete with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding. Clients may shift their deposits into higher-cost products or the Company may need to raise its interest rates to remain competitive in the marketplace. Higher funding costs reduce the Company’s net interest income and net income.

Many of our loans and our obligations for borrowed money are priced based on variable interest rates tied to the London Interbank Offered Rate (“LIBOR”). We are subject to risks that LIBOR may no longer be available, or may become unreliable, as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes as of December 31, 2021.
LIBOR is used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement means the continuation of LIBOR cannot be guaranteed after 2021. The potential cessation of LIBOR quotes or the future unavailability or unreliability of LIBOR creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated, our variable-rate loans, funding and derivative obligations that specify the use of a LIBOR index, would no longer be able to adjust as anticipated. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also disrupt the capital and credit markets as a result of confusion or uncertainty.
The Federal Reserve has sponsored the Alternative Reference Rates Committee (“ARRC”), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might cease publication. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment as well as a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate benchmarks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our clients, or our future results of operations or financial condition.
The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators in respect to the Company's preparation and readiness for the replacement of LIBOR with alternative reference rates.
We may be adversely affected by declining oil and gas prices, and declining demand for coal.
Oil and gas drilling and production in Wyoming and in the Bakken Formation in Montana and North Dakota have been important contributors to our region’s economic growth. As of December 31, 2019, our direct exposure to the oil and gas industry was approximately $64.7 million in loan commitments, including approximately $47.2 million advanced to oil and gas service companies. As of December 31, 2019, we also had commitments to lend an additional $17.5 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our clients. We carefully monitor the impact of volatility in oil and gas prices on our loan portfolio. As of December 31, 2019, 30.6% of our outstanding oil and gas loans were criticized.
Additionally, adverse developments in the demand for coal due to tightening environmental regulations, the suspension of new coal leasing on federal lands, slower growth in electricity demand, and fuel competition from low natural gas prices may impact the economies of the Powder River Basin in Montana and Wyoming.
Adverse developments in the energy sector could have spillover effects on the broader economies of our market areas, including commercial and residential real estate values and the general level of economic activity. The State of Wyoming derives a significant portion of its operating budget from energy extraction and related industries. As such, reductions in oil, gas, and coal-related revenues may have additional negative economic implications for the State of Wyoming. There is no assurance that our business, financial condition, results of operations, and cash flows will not be adversely impacted by increases in non-performing oil and gas loans, or by the direct and indirect effects of current and future conditions in the energy industry.

Reductions in interchange fees will reduce our associated income.
An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to clients. We earn interchange fees on these debit and credit card transactions, included in the payment services line item of the consolidated statements of income. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for debit and prepaid card transactions by us as we have over $10.0 billion in total assets. To the extent interchange fees are reduced, our income from those fees will be reduced, which could have a material adverse effect on our business and results of operations.
Our goodwill may become impaired, which may adversely impact our results of operations and financial condition.
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2019, we had goodwill of $621.6 million, or 30.9% of our total stockholders’ equity.
Our reputation is very important to our ability to maintain, attract and retain client relationships.
Our clients expect us to deliver personalized financial services with the highest standards of performance, professionalism, compliance, and ethics. Damage to our reputation could undermine retention of our current clients and our ability to attract potential clients while also impairing the confidence of our counterparties and vendors, the result of which affects our ability to effect transactions. Maintaining our reputation depends, in part, on our ability to identify and address issues that may arise such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, cyber-security, employee, client and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. To maintain our reputation, we also must prevent third parties from infringing on the “First Interstate Bank” brand and associated trademarks and our other intellectual property. Our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, reported in the news, or posted in other parts of the internet. Defending of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.
Changes in accounting standards could materially impact our financial statements.
From time-to-time, the Financial Accounting Standards Board (“FASB”), and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, the FASB issued amendments to its guidance on the credit impairment of financial instruments. The amendments, which will be effective for our first fiscal year after December 15, 2019, would introduce a new impairment model based on current expected credit losses (“CECL”), rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments. The amendment may require us to increase our allowance for loan losses, may cause volatility in our allowance for loan losses, may negatively impact our capital ratios, and the costs of collecting, reviewing, and analyzing the additional data required may have an adverse effect on our operational results. For additional information regarding changes in accounting standards, see “Notes to Consolidated Financial Statements — Recent Authoritative Accounting Guidance” included in Part IV, Item 15 of this report.

We are dependent upon the services of our management team and directors.
Our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. We currently have employment agreements or non-competition agreements with five of our key executives: Kevin P. Riley, our president and chief executive officer; Marcy D. Mutch, our chief financial officer; Renee L. Newman, our chief strategy officer; Jodi Delahunt Hubbell, our chief operating officer; and Philip G. Gaglia, our chief risk officer. We do not have employment agreements with the other executives. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.
We may not be able to attract and retain qualified employees to operate our business effectively.
As a result of low unemployment rates in our historical geographic footprint and the Northwest region of the United States, there is substantial competition for qualified personnel in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates may lead to significant increases in salaries, wages, and employee benefits expenses as we compete for qualified and skilled employees, which could negatively impact our results of operations and prospects.
Changes in new governmental regulation and/or changes in existing regulation could have a material, adverse effect on the Company.
The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the DIF, and the banking system as a whole. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response, we believe, to the financial crisis as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The Company expects its business will remain subject to extensive regulation and supervision.
Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary and other laws and regulations, rules, standards, policies and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, such as mortgage lending. Any regulatory changes could adversely and materially affect the Company.
Any failure to comply with CRA, fair lending and other laws and regulations could lead to material penalties.
We must comply with the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations that impose non-discriminatory lending and other requirements on financial institutions. A failure to comply with these laws could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. In addition to actions by the U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, who are responsible for enforcing these laws, our compliance with fair lending laws could be challenged in private class action litigation. The costs of defending any such challenge and any adverse outcome arising from such a challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

We are subject to the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines and regulations and any failure to comply could result in material implications.
We are routinely examined by our regulators for compliance with the USA PATRIOT ACT, OFAC, the BSA and related FinCEN and FFIEC Guidelines. Failure to maintain and implement adequate programs and to fully comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for us, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations. If any of the foregoing were to come to pass, our business, financial condition or results of operations could be materially and adversely affected.
Our total assets exceed $10 billion, which subjects us to heightened regulatory requirements.
As of December 31, 2019, we had consolidated total assets of $14.6 billion. This means that the Company is subject to various additional requirements on bank holding companies with $10 billion or more total assets, as imposed by the Dodd-Frank Act and its implementing regulations, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and a more frequent and enhanced regulatory examination regime. In addition, for compliance in certain areas such as consumer financial protection laws and regulations, the Bank, with $10 billion or more in total assets, is primarily examined by the CFPB, with the FDIC maintaining supervision over some consumer related regulations. The Bank previously was examined by the FDIC for compliance with consumer protection laws. The CFPB is a relatively new federal agency with evolving regulations and practices, causing some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, client rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue, and could otherwise materially and adversely affect our business, financial condition and results of operations.
We may be subject to more stringent capital requirements in the future.
Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, in July 2013, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us by adopting “Basel III” regulatory capital reforms and, other changes required by the Dodd-Frank Act.
That rule included minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The rule required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. In addition, the final rule established a “capital conservation buffer” that, once fully phased in and combined with established minimum common equity, risk-based assets capital, and total capital ratios, will exceed the prompt corrective action “well-capitalized” thresholds. (According to the FDIC Improvement Act of 1991, a depository institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 8.0% or greater; a Tier 1 leverage ratio of 5.0% or greater; a common equity Tier 1 capital ratio of 6.5% or greater; and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.)
In January 2019, the phase-in of the new capital conservation buffer requirement was completed. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The table below compares minimum required capital ratios and the well-capitalized minimums to current actual ratios for the Company and the Bank as of December 31, 2019. The well-capitalized standard for the Company is from Regulation Y and the well-capitalized standard for the Bank is from Prompt Corrective Action, or PCA, regulations.

				Actual
	Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer	Well-Capitalized Minimums	The Company	The Bank
Common Equity Tier 1 Capital Ratio	4.50%	7.00%	6.50%	12.62%	11.81%
Tier 1 Capital Ratio	6.00%	8.50%	8.00%	13.41%	11.81%
Total Capital Ratio	8.00%	10.50%	10.00%	14.10%	12.50%
Tier 1 Leverage Ratio	4.00%	N/A	5.00%	10.13%	8.91%
Our Company faces cyber-security risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
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
In addition, we provide our clients with the ability to bank remotely, including online, through their mobile device and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities.
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
Further, targeted social engineering attacks may be sophisticated and difficult to prevent and our employees, clients, or other users of our systems may be fraudulently induced to disclose sensitive information, allowing cyber criminals to gain access to our data or data of our clients.
A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or to those of our clients and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Privacy, information security and data protection rules regulations could affect or limit how we collect and use personal information, increase our costs, and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including: (i) certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requirements for certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to "opt out" of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requirements that we develop, implement and maintain a written information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
We are subject to liquidity risks.
Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by clients. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities and hold overnight funds that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities, and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry, or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, difficult or illiquid credit markets, or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material, adverse effect on our regulatory standing, business, financial condition, and results of operations.
Attractive acquisition opportunities may not be available to us in the future.
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core and other markets. The number of financial institutions headquartered in our geographic market continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of acquisition targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe may be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering obligations, consumer protection laws and CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock, and could adversely affect our financial condition and results of operations.
Costs associated with repossessed properties, including environmental remediation, may adversely impact our results of operations, cash flows, and financial condition.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties serving as collateral for certain loans. There are significant costs associated with our ownership of these properties including, but not limited to, personnel costs, taxes and insurance, completion and repair costs, and valuation adjustments. Additionally, we may experience unfavorable pricing in connection with our disposition of foreclosed properties. These costs, along with unfavorable pricing upon disposition, may adversely affect our cash flows, financial condition, and results of operations.

If hazardous or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material, adverse effect on our cash flows, financial condition, and results of operations.
Our systems of internal operating controls may not be effective.
We establish and maintain systems of internal operational controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time-to-time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. Any future deficiencies, weaknesses, or losses related to internal operating control systems could have an adverse effect on our business, financial condition, results of operations, and prospects.
The Company may experience significant competition from new or existing competitors, which may reduce its client base or cause it to lower prices for its products and services in order to maintain market share.
There is intense competition among banks in the Company’s market area. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, fin-tech companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and client expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services.
In addition, the adoption of new technologies by competitors, including Internet banking services, mobile applications, and advanced ATM functionality, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. The Company may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences, or developing and maintaining loyal clients. In addition, we could lose market share to the shadow banking system or other non-traditional banking organizations.
Some of our larger competitors may have greater capital and resources than the Company, may have higher lending limits, and may offer products and services not offered by us. Any potential adverse reactions to our financial condition or status in the marketplace, as compared to its competitors, could limit our ability to attract and retain clients and to compete for new business opportunities. The inability to attract and retain clients or to effectively compete for new business may have a material and adverse effect on our financial condition and results of operations.
The Company also experiences competition from non-bank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies have begun to focus on the financial sector and offer software and products primarily over the internet, with an increasing focus on mobile device delivery. These companies generally are not subject to regulatory requirements comparable to those to which financial institutions are subject, and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the client. For example, a number of companies offer bill pay and funds transfer services that allow clients to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and client deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect our operations, and the Company may be unable to develop competitive and timely new products and services in response. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The Company relies on other companies to provide certain key components of its business infrastructure.
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations and we outsource many of our major systems, such as certain data processing, loan servicing, and deposit processing systems. While the Company has selected these external vendors and systems carefully and continues to manage and oversee these vendors, it does not control their operations. Failure of certain external vendors or systems to perform or provide services in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our clients. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained, or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above could negatively impact our financial condition, results of operations, cash flows, and prospects. Replacing these third-party vendors could also entail significant delay and expense.
There are operational risks that are inherent in our business.
To successfully offer our clients the products and services they demand, we must be able to process a large volume of transactions efficiently and accurately while complying with federal and state banking laws and regulations. Operational risk and losses can result from a variety of things including internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications, or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have devoted substantial resources to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that the risk controls and loss mitigation actions we have implemented have been or will be effective in controlling our operating risks. The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational damage, and regulatory intervention, any of which could adversely affect our business, financial condition, and results of operations.
The resolution of litigation, if unfavorable, could have a material, adverse effect on our results of operations for a particular period.
We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Legal liability against us could have material, adverse financial effects or cause harm to our reputation, which in turn could adversely impact our business prospects.
Additionally, some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time-to-time, third parties may make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business, financial condition, and results of operations.
We may not effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology enables financial institutions to better serve clients and to perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy clients’ demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material, adverse impact on our business and, in turn, on our financial condition, results of operations, and prospects.

The soundness of other financial institutions could adversely affect the Company.
Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties. For example, we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to increased credit risk in the event of default of a counterparty or client.
Our business is subject to the risks of certain global conditions, earthquakes, tsunamis, floods, fires, and other natural catastrophic events.
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tsunami, flood, fire, winter storms, or other type of natural disaster could adversely affect our financial condition or result in a prolonged interruption of our business. We have operations and clients in the Northwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations and prospects.
We may be adversely affected by a world-wide pandemic.
Certain of our borrowers may be affected by the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has been reported in other countries. These effects could include disruptions or restrictions in our borrowers’ supply chains, closures of their facilities or decreases in demand for their products and services. If our borrowers are adversely affected, or if the virus leads to a widespread health crisis that impacts economic growth, our financial condition and results of operations could be adversely affected, despite having no direct operations in China.
Risks Relating to Our Common Stock
Volatility in the price and volume of our stock may be unfavorable.
The market price of our Class A common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•prevailing market conditions;
•our historical performance and capital structure;
•estimates of our business potential and earnings prospects;
•an overall assessment of our management;
•conversion by our Class B shareholders of their shares into Class A common stock to liquidate their holdings;
•our performance relative to our peers;
•market demand for our shares;
•perceptions of the banking industry in general;
•political influences on investor sentiment; and
•consumer confidence.
At times, the stock markets, including the NASDAQ Stock Market, on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Further, because our Class B common stock is convertible on a share-for-share basis into Class A common stock and the share price of our Class B common stock is based upon the share price of our Class A common stock, our Class B common stock price is similarly impacted by the factors affecting our Class A common stock.
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
We are a legal entity separate and distinct from our subsidiary Bank. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our Bank for a substantial part of our revenue. Accordingly, our ability to pay dividends, cover operating expenses, and acquire other institutions depends primarily upon the receipt of dividends or other capital distributions from the Bank. The ability of our Bank to pay dividends to us is subject to, among other things, its earnings, financial condition, and need for funds, as well as federal and state governmental policies and regulations applicable to us and the Bank, which limit the amount that may be paid as dividends without prior approval.
Although we have historically paid dividends to our stockholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our stockholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. The amount of any dividend declaration is subject to our evaluation of our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors.
An investment in our common stock is not an insured deposit.
Our Class A and Class B common stock is not a bank savings account or deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or any other public or private entity. As a result, holders of our common stock could lose some or all of their investment.
Holders of the Class B common stock have voting control of the Company and are able to determine virtually all matters submitted to stockholders, including potential change in control transactions.
Members of the Scott family control a majority of the voting power of our outstanding common stock. Due to their holdings of common stock, members of the Scott family are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, amendment of our articles of incorporation (except when a class vote is required by law or pursuant to our articles of incorporation), any merger or consolidation requiring common stockholder approval, and the sale of all or substantially all of our assets. Accordingly, such holders have the ability to prevent change in control transactions as long as they maintain voting control of the Company.
In addition, because these holders have the ability to elect all of our directors, they are able to control our policies and operations, including the appointment of management, the payments of dividends on our common stock, and entering into extraordinary transactions; their interests may not in all cases be aligned with the interests of all stockholders. The Scott family members have entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control limits stockholders’ ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.
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
Our articles of incorporation provide that our Board may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges, and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of such Class A common stock.

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
Due to the combined voting power of the members of the Scott family, we qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a “controlled company,” we are exempt from certain NASDAQ corporate governance requirements, including the requirements that:

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

Our compensation and governance and nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules, stockholders and other interested parties should be aware, therefore, that decisions concerning executive compensation and director nominations may not be determined solely by the Board’s independent directors and may be adverse to your particular interests.
Future equity issuances could result in dilution, which could cause our common stock price to decline.
We may issue additional Class A common stock in the future pursuant to current or future employee equity compensation plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of Class A common stock for any reason, the issuance would have a dilutive effect on the holders of our Class A and Class B common stock and could have a material negative effect on the market price of our Class A common stock. In addition, our Class B common stock is convertible into Class A common stock at any time at the sole discretion of the holders of Class B shares or automatically if, on the record date for any meeting of stockholders, the number of outstanding Class B shares constitutes less than 20% of the aggregate number of common stock then outstanding.
The common stock is equity and is subordinate to our existing and future indebtedness.
 Shares of our Class A and Class B common stock are equity interests and do not constitute indebtedness. As such, shares of our Class A and Class B common stock rank junior to all our indebtedness, including any subordinated term loans, subordinated debentures held by trusts that have issued trust-preferred securities, and other non-equity claims on us with respect to assets available to satisfy claims on us. In the future, we may make additional offerings of debt or equity securities or we may issue additional debt or equity securities as consideration for future mergers and acquisitions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 105,616 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 152 locations in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming, of which 41 properties are leased from independent third parties and 111 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

Item 3. Legal Proceedings
In the normal course of business, we may be named or threatened to be named as a defendant in various lawsuits. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material, adverse effect on our business, financial condition, or operating results.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Class A common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.” As December 31, 2019, we had 1,498 record shareholders, including the Wealth Management division of FIB as trustee for 566,804 shares of Class A common stock held on behalf of 682 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Class B common stock is not and will not be listed on the NASDAQ Stock Market or any other exchange. Therefore, no trading market is expected to develop in the Class B common stock.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. The Board recently announced an increase in its quarterly cash dividend amount to $0.34 per share of common stock and a special dividend of $0.60 per share of common stock. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.
Sales of Unregistered Securities
There were no sales of unregistered equity securities by us during the years ended December 31, 2019, 2018, or 2017 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2019.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
October 2019	3,457	$40.23	—	2,500,000
November 2019	—	—	—	2,500,000
December 2019	—	—	—	2,500,000
Total	3,457	$40.23	—	2,500,000

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on our Class A common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ index, measured on the last trading day of each year shown. The SNL U.S. Bank NASDAQ index is a comparative peer index comprised of financial companies, including banks, savings institutions, and related holding companies that perform banking-related functions, listed on the NASDAQ Stock Market. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. This graph assumes a $100 investment in our Class A common stock on December 31, 2014, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our Class A common stock.

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
First Interstate BancSystem, Inc.	$100.00	$107.62	$162.44	$156.76	$146.95	$173.71
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 2019 and 2018, and the results of our operations for the fiscal years ended December 31, 2019, 2018 and 2017, has been derived from our audited consolidated financial statements included in Part IV, Item 15. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such consolidated financial statements, including the notes thereto. The selected consolidated financial data with respect to our consolidated financial position as of December 31, 2017, 2016 and 2015, and the results of our operations for the fiscal years ended December 31, 2016 and 2015, has been derived from our audited consolidated financial statements not included herein.
Five Year Summary (Dollars in millions except share and per share data)

As of or for the year ended December 31,	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Net loans	$8,958.6	$8,430.7	$7,542.2	$5,402.3	$5,169.4
Investment securities	3,052.3	2,677.5	2,693.2	2,124.5	2,057.5
Total assets	14,644.2	13,300.2	12,213.3	9,063.9	8,728.2
Deposits	11,663.5	10,680.7	9,934.9	7,376.1	7,088.9
Securities sold under repurchase agreements	697.6	712.4	643.0	537.6	510.6
Long-term debt	13.9	15.8	13.1	28.0	27.9
Subordinated debentures held by subsidiary trusts	86.9	86.9	82.5	82.5	82.5
Common stockholders’ equity	$2,013.9	$1,693.9	$1,427.6	$982.6	$950.5
Selected Income Statement Data:
Interest income	$554.0	$473.4	$377.8	$297.4	$282.4
Interest expense	59.0	40.9	28.0	17.6	18.1
Net interest income	495.0	432.5	349.8	279.8	264.3
Provision for loan losses	13.9	8.6	11.0	10.0	6.8
Net interest income after provision for loan losses	481.1	423.9	338.8	269.8	257.5
Non-interest income	149.9	143.3	141.8	136.5	121.5
Non-interest expense	395.9	360.9	323.9	261.0	248.6
Income before income taxes	235.1	206.3	156.7	145.3	130.4
Income tax expense	54.1	46.1	50.2	49.6	43.7
Net income available to common shareholders	$181.0	$160.2	$106.5	$95.7	$86.7
Common Share Data:
Earnings per share:
Basic	$2.84	$2.77	$2.07	$2.15	$1.92
Diluted	2.83	2.75	2.05	2.13	1.90
Dividends per share	1.24	1.12	0.96	0.88	0.80
Book value per share (1)	30.87	27.94	25.28	21.87	20.91
Tangible book value per share (2)	19.96	17.52	16.04	16.92	16.18
Weighted average shares outstanding:
Basic	63,645,029	57,778,857	51,429,366	44,511,774	45,184,091
Diluted	63,884,868	58,217,123	51,903,209	44,910,396	45,646,418

Five Year Summary (continued) (Dollars in millions except share and per share data)

As of or for the year ended December 31,	2019	2018	2017	2016	2015
Financial Ratios:
Return on average assets	1.28%	1.27%	0.98%	1.10%	1.02%
Return on average common stockholders’ equity	9.53	10.50	8.57	9.93	9.37
Return on average tangible common equity (3)	15.02	16.70	12.76	12.81	12.23
Average stockholders’ equity to average assets	13.40	12.10	11.45	11.04	10.87
Yield on average earning assets	4.47	4.24	3.93	3.80	3.70
Cost of average interest bearing liabilities	0.67	0.51	0.39	0.30	0.31
Interest rate spread	3.80	3.73	3.54	3.50	3.39
Net interest margin (4)	3.99	3.88	3.64	3.57	3.46
Efficiency ratio (5)	59.65	61.31	64.77	61.88	63.55
Common stock dividend payout ratio (6)	43.66	40.43	46.38	40.93	41.65
Loan to deposit ratio	77.43	79.62	76.64	74.27	74.01
Asset Quality Ratios:
Non-performing loans to total loans (7)	0.54%	0.68%	0.95%	1.40%	1.37%
Non-performing assets to total loans and other real estate owned (OREO) (8)	0.63	0.85	1.08	1.58	1.49
Non-performing assets to total assets	0.39	0.55	0.68	0.96	0.90
Allowance for loan losses to total loans	0.81	0.86	0.95	1.39	1.46
Allowance for loan losses to non-performing loans	150.21	125.65	99.40	99.52	106.71
Net charge-offs to average loans	0.16	0.10	0.23	0.20	0.08
Capital Ratios:
Tangible common equity to tangible assets (9)	9.35%	8.39%	7.75%	8.60%	8.64%
Common equity tier 1 capital ratio (10)	12.62	11.40	11.04	12.65	12.69
Tier 1 capital ratio	13.41	12.26	11.93	13.89	13.99
Total capital ratio	14.10	12.99	12.76	15.13	15.36
Tier 1 leverage ratio	10.13	9.47	8.86	10.11	10.12

(1)	For purposes of computing book value per share, book value equals common stockholders’ equity.

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

(5)
Our efficiency ratio definition conforms with the FDIC definition for all periods presented as non-interest expense less amortization of intangible assets divided by net interest income plus non-interest income.

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

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, this annual report contains the following non-GAAP financial measures that management uses to evaluate our capital adequacy: return on average common tangible equity, tangible book value per common share, tangible common equity to tangible assets, and net tangible common equity to tangible assets. Return on average common tangible equity is calculated as net income available to common shareholders divided by average tangible common stockholders’ equity. Tangible book value per common share is calculated as tangible common stockholders’ equity divided by common shares outstanding. Tangible assets is calculated as total assets less goodwill and other intangible assets (excluding mortgage servicing assets). Tangible common equity to tangible assets is calculated as tangible common stockholders’ equity divided by tangible assets. Net tangible common equity to tangible assets is calculated as net tangible common stockholders’ equity divided by tangible assets. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. They also should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

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

Non-GAAP Financial Measures - Five Year Summary (Dollars in millions except share and per share data)

As of December 31,	2019	2018	2017	2016	2015
Total common stockholders’ equity (GAAP)	$2,013.9	$1,693.9	$1,427.6	$982.6	$950.5
Less goodwill and other intangible assets (excluding mortgage servicing rights)	711.7	631.6	521.8	222.5	215.1
Tangible common stockholders’ equity (Non-GAAP)	$1,302.2	$1,062.3	$905.8	$760.1	$735.4
Total Assets (GAAP)	$14,644.2	$13,300.2	$12,213.3	$9,063.9	$8,728.2
Less goodwill and other intangible assets (excluding mortgage servicing rights)	711.7	631.6	521.8	222.5	215.1
Tangible assets (Non-GAAP)	$13,932.5	$12,668.6	$11,691.5	$8,841.4	$8,513.1
Average Balances:
Total common stockholders’ equity (GAAP)	$1,899.0	$1,525.8	$1,243.7	$963.5	$926.1
Less goodwill and other intangible assets (excluding mortgage servicing rights)	694.1	566.6	408.9	216.7	216.5
Average tangible common stockholders’ equity (Non-GAAP)	$1,204.9	$959.2	$834.8	$746.8	$709.6
Common shares outstanding	65,246,339	60,623,247	56,465,559	44,926,176	45,458,255
Net income available to common shareholders	$181.0	$160.2	$106.5	$95.7	$86.7
Book value per common share (GAAP)	$30.87	$27.94	$25.28	$21.87	20.91
Tangible book value per common share (Non-GAAP)	19.96	17.52	16.04	16.92	16.18
Tangible common equity to tangible assets (Non-GAAP)	9.35%	8.39%	7.75%	8.60%	8.64%
Return on average common tangible equity (Non-GAAP)	15.02	16.70	12.76	12.81	12.22

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

•	political, legal, regulatory, and general economic or business conditions, either nationally or regionally;

•	geopolitical uncertainties throughout the world that may impact our business and our clients’ businesses;

•	weather-related, disease, and other adverse climate or other conditions that may impact our business and our clients’ business;

•	changes in the interest rate environment or interest rate changes made by the Federal Reserve;

•	credit performance of our loan portfolio;

•	adequacy of the allowance for loan losses and access to low-cost funding sources;

•	the unavailability of LIBOR:

•	impairment of goodwill;

•	dependence on the Company’s management team and ability to attract and retain qualified employees;

•	governmental regulation and changes in regulatory, tax and accounting rules and interpretations;

•	stringent capital requirements;

•	future FDIC insurance premium increases;

•	CFPB restrictions on our ability to originate and sell mortgage loans;

•	cyber-security risks, including items such as “denial of service,” “hacking” and “identity theft”;

•	significant litigation and regulatory proceedings;

•	inability to meet liquidity requirements;

•	environmental remediation and other costs;

•	ineffective internal operational controls;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	competitors may have greater financial resources or develop products that enable them to compete more successfully and may be subject to different regulatory standards than us;

•	reliance on external vendors;

•	soundness of other financial institutions;

•	failure of technology and failure to effectively implement technology-driven products and services;

•	risks associated with introducing and implementing new lines of business, products or services;

•
failure to execute on strategic or operational plans, including the ability to complete mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions;

•	deposit attrition, client loss and/or revenue loss following completed mergers/acquisitions;

•	anti-takeover provisions;

•	change in dividend policy and the inability of our bank subsidiary to pay dividends;

•	uninsured nature of any investment in Class A and Class B common stock;

•	decline in market price and volatility of Class A and Class B common stock;

•	voting control of Class B stockholders;

•	dilution as a result of future equity issuances;

•	controlled company status; and

•	subordination of Class A and Class B common stock to Company debt.
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

Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2019, we had consolidated assets of $14.6 billion, deposits of $11.7 billion, total loans of $9.0 billion and total stockholders’ equity of $2.0 billion.
We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to Internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities and other entities throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, tourism, and wholesale trade.
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
Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial and land development loans), residential, agricultural and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated must meet minimum underwriting standards established in our credit policies, bankers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our clients, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see “Business—Lending Activities,” included in Part I, Item 1 of this report.
Recent Trends and Developments
Acquisitions
On April 8, 2019, we completed the acquisition of IIBK, a community bank headquartered in Coeur d'Alene, Idaho with 11 banking offices across Idaho. Consideration for the acquisition totaled $157.3 million, consisting of the issuance of 3.871 million shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All IIBK stock options outstanding, vested and were settled by IIBK prior to the close of the transaction.

On April 8, 2019, we also completed the acquisition of CMYF a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. Consideration for the acquisition totaled $18.8 million, consisting of the issuance of 0.463 million shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All CMYF stock options outstanding, vested and were settled by CMYF prior to the close of the transaction.
For additional information regarding these acquisitions, see “Risk Factors” included in Part I, Item 1A and “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15 of this report.
Regulation
On July 2, 2013, the Board of Governors of the Federal Reserve Bank issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord. The revised regulatory capital framework, or Basel III, became effective for the Company on January 1, 2015. Basel III includes a more stringent definition of capital and introduces a new common equity tier 1, or CET1, capital requirement, sets forth a comprehensive methodology for calculating risk-weighted assets, introduces a conservation buffer and sets out minimum capital ratios and overall capital adequacy standards. Certain deductions and adjustments to regulatory capital phased in starting January 1, 2015 and were fully implemented by January 1, 2018. The capital conservation buffer phased in beginning January 1, 2016 and was fully implemented by January 1, 2019. As of December 31, 2019, we had capital levels that, in all cases, exceeded the well capitalized guidelines. For additional information regarding our capital levels, see “Capital Resources and Liquidity Management” included herein and “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.
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
We manage our non-interest expenses in consideration of growth opportunities and our community banking model that emphasizes client service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio and the trends of the individual categories of non-interest expense.
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
We seek to fund our assets primarily using core client deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $100,000) to our total deposits, and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.
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

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses. Based on this analysis, we record a provision for loan losses in order to maintain the allowance for loan losses at appropriate levels. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. Loans acquired in business combinations are recorded at their estimated fair values on the date of acquisition. Accordingly, no allowance for loan losses related to these loans is recorded at the date of transfer. An allowance for loan losses is recorded for credit deterioration occurring subsequent to the transfer date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements, including management’s assessment of the internal risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations. The allowance for loan losses is maintained at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The loan loss rates for 2018 and 2019 incorporate the available loss history data from Bank of the Cascades (“BOTC”) prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified and non-performing loans. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included herein under the heading “—Financial Condition—Allowance for Loan Losses.” See also Part I, Item 1A, “Risk Factors—Risks Relating to the Market and Our Business.”
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
Our annual goodwill impairment test is performed each year as of July 1st. The Company performed its annual goodwill impairment qualitative assessment as of 2019 and determined the Company’s goodwill was not considered impaired. We will continue to monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.
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

For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. Loans acquired with evidence of deterioration in credit quality since origination are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired (“accretable yield”) is amortized to interest income over the expected remaining contractual lives of the underlying loans using the effective interest method. The credit component, or nonaccretable yield, is not accreted. The Company continues to evaluate the reasonableness of expectations for the timing and amount of cash to be collected. Increases in expected cash flows subsequent to the initial measurement are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment.
For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” “Notes to Consolidated Financial Statements—Acquisitions” and “Notes to Consolidated Financial Statements—Loans,” included in Part IV, Item 15 of this report.
Results of Operations
The following discussion of our results of operations compares the years ended December 31, 2019 to December 31, 2018 and the years ended December 31, 2018 to December 31, 2017.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,879.1	$472.2	5.32%	$7,985.0	$405.9	5.08%	$6,675.4	$327.4	4.90%
Investment securities (2)	2,723.8	65.0	2.39	2,639.4	58.4	2.21	2,417.5	47.6	1.97
Interest bearing deposits in banks	843.6	18.8	2.23	573.6	11.3	1.97	634.2	7.1	1.13
Federal funds sold	0.8	—	—	11.1	—	—	0.7	—	—
Total interest earnings assets	12,447.3	556.0	4.47	11,209.1	475.6	4.24	9,727.8	382.1	3.93
Non-earning assets	1,720.3			1,405.6			1,133.7
Total assets	$14,167.6			$12,614.7			$10,861.5
Interest bearing liabilities:
Demand deposits	$3,033.5	$8.6	0.28%	$2,882.8	$8.1	0.28%	$2,553.1	$5.5	0.21%
Savings deposits	3,463.4	18.4	0.53	3,166.7	12.5	0.39	2,739.2	7.7	0.28
Time deposits	1,478.9	22.3	1.51	1,199.5	12.0	1.00	1,112.7	8.2	0.73
Repurchase agreements	677.3	3.9	0.58	642.8	2.7	0.42	587.1	1.3	0.21
Other borrowed funds	—	—	—	1.7	0.2	11.76	23.9	1.5	6.42
Long-term debt	15.2	1.3	8.55	17.6	1.3	7.39	8.0	0.6	7.48
Subordinated debentures held by subsidiary trusts	86.9	4.5	5.18	84.1	4.1	4.88	82.5	3.1	3.85
Total interest bearing liabilities	8,755.2	59.0	0.67	7,995.2	40.9	0.51	7,106.5	27.9	0.39
Non-interest bearing deposits	3,327.5			2,984.3			2,430.9
Other non-interest bearing liabilities	185.9			109.4			80.4
Stockholders’ equity	1,899.0			1,525.8			1,243.7
Total liabilities and stockholders’ equity	$14,167.6			$12,614.7			$10,861.5
Net FTE interest income		$497.0			$434.7			$354.2
Less FTE adjustments (2)		(2.0)			(2.2)			(4.4)
Net interest income from consolidated statements of income		$495.0			$432.5			$349.8
Interest rate spread			3.80%			3.73%			3.54%
Net FTE interest margin (3)			3.99%			3.88%			3.64%
Cost of funds, including non-interest bearing demand deposits (4)			0.49%			0.37%			0.29%

(1)	Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2)
Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis. The federal income tax rate of 21%, 21%, and 35% was utilized at December 31, 2019, 2018, and 2017, respectively.

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

Net FTE interest income increased $62.3 million to $497.0 million during 2019, as compared to $434.7 million in 2018, primarily due to higher outstanding loan balances as a result of the full year impact of the Inland Northwest Bank (“INB”) acquisition, the IIBK and CMYF acquisitions, and organic loan growth, combined with increases in yields earned on interest earning assets, which were partially offset by a higher cost of funds. Also contributing to the increase in net FTE interest income during 2019, as compared to 2018, was interest accretion related to the fair value of acquired loans of $18.4 million during 2019 as compared to $13.7 million in 2018, of which $8.0 million was the result of early loan payoffs during 2019 as compared to $5.9 million in 2018. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $3.1 million in 2019, as compared to $4.0 million in 2018. The Company’s net interest margin ratio increased 11 basis points to 3.99% during 2019, as compared to 3.88% in 2018. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2019 net interest margin ratio increased 10 basis points over our similarly calculated net interest margin ratio in 2018.
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
Analysis of Interest Changes Due To Volume and Rates (Dollars in millions)

	Year Ended December 31, 2019 compared with December 31, 2018			Year Ended December 31, 2018 compared with December 31, 2017			Year Ended December 31, 2017 compared with December 31, 2016
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$45.4	$20.9	$66.3	$64.2	$14.3	$78.5	$63.1	$2.6	$65.7
Investment Securities (1)	1.9	4.7	6.6	4.4	6.4	10.8	5.8	4.1	9.9
Interest bearing deposits in banks	5.3	2.2	7.5	(0.7)	4.9	4.2	0.8	3.7	4.5
Total change	52.6	27.8	80.4	67.9	25.6	93.5	69.7	10.4	80.1
Interest bearing liabilities:
Demand deposits	0.4	0.1	0.5	0.7	1.9	2.6	0.4	2.9	3.3
Savings deposits	1.2	4.7	5.9	1.2	3.6	4.8	0.9	4.1	5.0
Time deposits	2.8	7.5	10.3	0.6	3.2	3.8	0.1	0.2	0.3
Repurchase agreements	0.1	1.1	1.2	0.1	1.3	1.4	0.1	0.7	0.8
Other borrowed funds	(0.2)	—	(0.2)	(1.4)	0.1	(1.3)	—	1.5	1.5
Long-term debt	(0.2)	0.2	—	0.7	—	0.7	(1.3)	0.1	(1.2)
Subordinated debentures held by subsidiary trusts	0.1	0.3	0.4	0.1	0.9	1.0	—	0.4	0.4
Total change	4.2	13.9	18.1	2.0	11.0	13.0	0.2	9.9	10.1
Increase in FTE net interest income (1)	$48.4	$13.9	$62.3	$65.9	$14.6	$80.5	$69.5	$0.5	$70.0

(1)	Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Loan Losses
During 2019, we recorded a provision for loan losses of $13.9 million, as compared to $8.6 million in 2018. The increase in provision for loan losses recorded in 2019 was primarily a result of higher levels of net loan charge-offs offset by improvement in credit quality. During 2018, we recorded a provision for loan losses of $8.6 million, as compared to $11.0 million in 2017. The decrease in provision for loans losses recorded in 2018 was primarily a result of improvement in credit quality and lower levels of net loan charge-offs. For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for losses, see “Financial Condition—Allowance for Loan Losses” included herein.
Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:
Non-interest income (Dollars in millions)

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Payment services revenues	$41.5	$43.3	$43.3	(4.2)%	—%
Mortgage banking revenues	30.4	24.9	28.9	22.1	(13.8)
Wealth management revenues	23.8	23.2	21.1	2.6	10.0
Service charges on deposit accounts	21.1	21.8	21.3	(3.2)	2.3
Other service charges, commissions and fees	17.1	15.1	13.3	13.2	13.5
Loss on termination of interest rate swap	—	—	(1.1)	NM	NM
Investment securities gains (losses), net	0.1	(0.1)	0.7	NM	NM
Other income	15.9	15.1	14.3	5.3	5.6
Total non-interest income	$149.9	$143.3	$141.8	4.6%	1.1%
Non-interest income increased $6.6 million, or 4.6%, to $149.9 million in 2019, as compared to $143.3 million in 2018, and $1.5 million, or 1.1%, to $143.3 million in 2018 as compared to $141.8 million in 2017. Significant components of these fluctuations are discussed below.
Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.8 million, or 4.2%, in 2019, as compared to $43.3 million for the same period in 2018. Payment services revenues were stable in 2018, as compared to $43.3 million in 2017. Payment services for 2019 and 2018 reflect decreases of $6.7 million and $6.5 million, respectively, attributable to the Durbin Amendment rule (which limits the amount of interchange fees certain banks may charge) which impacted our Company beginning July 1, 2018.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on mortgage banking revenues. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Mortgage banking revenues increased $5.5 million, or 22.1%, to $30.4 million in 2019, as compared to $24.9 million in 2018. The increase is primarily attributable to increased demand in the refinance market as a result of lower interest rates. Loans originated for home purchases accounted for approximately 68.2% of 2019 loan production, as compared to approximately 79.3% in 2018.
Mortgage banking revenues decreased $4.0 million, or 13.8%, to $24.9 million in 2018, as compared to $28.9 million in 2017. The decrease is primarily attributable to a lack of demand in the refinance market and reduced gain on sale margins. Loans originated for home purchases accounted for approximately 79.3% of 2018 loan production, as compared to approximately 71.9% in 2017.

Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $0.6 million, or 2.6%, as compared to $23.2 million for the same period in 2018 and increased $2.1 million, or 10.0%, in 2018, as compared to $21.1 million in 2017. The 2018 increase was driven by a concentrated effort on revenue growth through a consistent sales practice coupled with a change in our pricing exception protocol.
Other service charges, commissions and fees primarily include mortgage servicing fees, fees earned on certain derivative interest rate contracts and insurance commissions. Other service charges, commissions and fees increased $2.0 million, or 13.2%, as compared to the same period in 2018 and increased $1.8 million, or 13.5%, in 2018, as compared to $13.3 million in 2017, primarily due to the IIBK and CMYF acquisitions in April 2019 and the INB acquisition in August 2018, respectively. Additionally, mortgage loan servicing fee income increased year-over-year as a result of an increase in the number of loans serviced and additional fees earned on derivative interest rate swap contracts offered to clients.
Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:
Non-interest expense (Dollars in millions)

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Salaries and wages	$155.3	$146.4	$122.7	6.1%	19.3%
Employee benefits	51.5	47.9	37.6	7.5	27.4
Outsourced technology services	32.3	28.7	25.1	12.5	14.3
Occupancy, net	28.3	25.4	22.4	11.4	13.4
Furniture and equipment	13.2	12.7	11.5	3.9	10.4
OREO expense, net of income	(2.2)	0.3	0.4	NM	(25.0)
Professional fees*	11.6	10.5	10.4	10.5	1.0
FDIC insurance premiums	3.5	5.6	4.7	(37.5)	19.1
Mortgage servicing rights amortization	4.3	3.1	3.0	38.7	3.3
Mortgage servicing rights impairment (recovery)	0.4	—	(0.1)	NM	NM
Core deposit intangibles amortization	11.2	7.9	5.5	41.8	43.6
Other expenses*	66.2	60.0	53.5	10.3	12.1
Acquisition related expenses	20.3	12.4	27.2	63.7	(54.4)
Total non-interest expense	$395.9	$360.9	$323.9	9.7%	11.4%
* Certain reclassifications, none of which were material, have been made to conform 2018 and 2017 amounts to the 2019 presentation.

Non-interest expense increased $35.0 million, or 9.7%, to $395.9 million in 2019, as compared to $360.9 million in 2018, and increased $37.0 million, or 11.4%, to $360.9 million in 2018, as compared to $323.9 million in 2017. Significant components of these increases are discussed in more detail below.
Salaries and wages expense increased $8.9 million, or 6.1%, to $155.3 million in 2019, as compared to $146.4 million in 2018. The increase was primarily due to inflationary wage increases and increased personnel costs associated with the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.
Salaries and wages expense increased $23.7 million, or 19.3%, to $146.4 million in 2018, as compared to $122.7 million in 2017. The increase was primarily due to inflationary wage increases, one-time separation payments, higher incentive compensation, and increased personnel costs associated with the INB acquisition in August 2018 and the full-year impact of the BOTC acquisition in May 2017.
Employee benefits expense increased $3.6 million, or 7.5%, to $51.5 million in 2019, as compared to $47.9 million in 2018. The increase in employee benefits expense in 2019, as compared to 2018, was primarily due to additional benefit costs resulting from the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.

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
Outsourced technology services expense increased $3.6 million or 12.5%, to $32.3 million in 2019, as compared to $28.7 million in 2018. The increase was primarily due to expenses resulting from the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.
Outsourced technology services expense increased $3.6 million or 14.3%, to $28.7 million in 2018, as compared to $25.1 million in 2017. The increase was primarily due to expenses resulting from the INB acquisition in August 2018 and the full-year impact of the BOTC acquisition in May 2017.
Occupancy, net expense increased $2.9 million or 11.4%, to $28.3 million in 2019, as compared to $25.4 million in 2018. The increase was primarily due to expenses resulting from the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.
Occupancy, net expense increased $3.0 million or 13.4%, to $25.4 million in 2018, as compared to $22.4 million in 2017. The increase was primarily due to expenses resulting from the INB acquisition in August 2018 and the full-year impact of the BOTC acquisition in May 2017.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense increased $3.3 million or 41.8%, to $11.2 million in 2019, as compared to $7.9 million in 2018, and increased $2.4 million or 43.6%, to $7.9 million in 2018, as compared to $5.5 million in 2017, due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. We acquired core deposit intangibles of $16.6 million in conjunction with our acquisitions of IIBK and CMYF in April 2019, $15.7 million in conjunction with our acquisition of INB in August 2018, and $48.0 million in conjunction with our acquisition of BOTC in May 2017. For additional information regarding acquired core deposit intangibles, see “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses increased $6.2 million, or 10.3%, to $66.2 million in 2019, as compared to $60.0 million in 2018. Increases in other expenses are due to the additional operating expenses resulting from the IIBK and CMYF acquisitions in April 2019 and the INB acquisition in August 2018.
Other expenses increased $6.5 million, or 12.1%, to $60.0 million in 2018, as compared to $53.5 million in 2017. Increases in other expenses are due to the additional operating expenses resulting from the INB acquisition in August 2018 and the BOTC acquisition in May 2017, and higher new market tax credit amortization as a result of our participation in additional new market tax credit projects.
During 2019, 2018, and 2017, we recorded acquisition related expenses of $20.3 million, $12.4 million, and $27.2 million, respectively. Acquisition related expenses primarily include legal and professional fees; technology, conversion and contract termination costs; employee retention payments; and travel expenses. For additional information regarding our acquisitions, see “Recent Developments” included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.
Income Tax Expense
Our effective federal tax rate was 18.8% for the year ended December 31, 2019, 17.1% for the year ended December 31, 2018 and 27.2% for the year ended December 31, 2017. Our federal tax rate was reduced as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the tax rate change as a result of the Tax Cuts and Jobs Act. Fluctuations in effective federal income tax rates are primarily due to the re-measurement of deferred tax assets and liabilities resulting from the enactment of federal tax reform (2017 only), and the timing of federal tax credits resulting from our participation in the New Markets Tax Credits Program, a program through the U.S. Department of Treasury, aimed at attracting private capital into low-income communities. For additional information about our participation in the New Markets Tax Credits Program, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.

State income tax applies primarily to pretax earnings generated within Idaho, Montana, Oregon and South Dakota. Our effective state tax rate was 4.2% for the year ended December 31, 2019, 5.2% for the year ended December 31, 2018 and 4.8% for the year ended December 31, 2017.
Net Income
Net income was $181.0 million, or $2.83 per diluted share, in 2019, compared to $160.2 million, or $2.75 per diluted share, in 2018 and $106.5 million, or $2.05 per diluted share, in 2017. The after-tax impact of acquisition related expenses on earnings per share was $0.24, $0.17, and $0.34, respectively for the periods.
Summary of Quarterly Results
The following tables present the Company’s summarized quarterly financial information for the fiscal years ended December 31, 2019 and 2018.

Quarterly Results (Unaudited) (Dollars in millions except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019 (1)
Interest income	$130.6	$142.1	$141.3	$140.0
Interest expense	14.6	16.8	15.8	11.8
Net interest income	116.0	125.3	125.5	128.2
Provision for loan losses	3.7	3.8	2.6	3.8
Net interest income after provision for loan losses	112.3	121.5	122.9	124.4
Non-interest income*	33.2	39.2	40.3	37.2
Non-interest expense*	92.5	111.9	98.8	92.7
Income before income taxes	53.0	48.8	64.4	68.9
Income tax expense	11.4	10.9	15.3	16.5
Net income	$41.6	$37.9	$49.1	$52.4

Basic earnings per common share	$0.69	$0.59	$0.76	$0.81
Diluted earnings per common share	0.69	0.59	0.76	0.80
Dividends paid per common share	0.31	0.31	0.31	0.31
(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.
* Certain reclassifications, none of which were material, have been made to conform certain first, second, and third quarter amounts to the fourth quarter presentation.

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

Financial Condition
Total assets increased $1,344.0 million, or 10.1%, to $14,644.2 million as of December 31, 2019, from $13,300.2 million as of December 31, 2018, with $862.3 million of the increase attributable to the IIBK and CMYF acquisitions. The remaining increase was primarily due to the deployment of funds generated through organic deposit growth into interest earning assets.
Total assets increased $1,086.9 million, or 8.9%, to $13,300.2 million as of December 31, 2018, from $12,213.3 million as of December 31, 2017, with $797.5 million of the increase attributable to the INB acquisition.
Loans

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural and other loans, including fixed and variable rate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated generally must meet minimum underwriting standards established in our credit policies, bankers are granted certain levels of authority in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. For additional information regarding our underwriting standards and loan approval policies, see “Community Banking—Lending Activities,” included in Part I, Item 1 of this report.

Total loans increased $527.9 million, or 6.2%, to $9,031.6 million as of December 31, 2019, from $8,503.7 million as of December 31, 2018. Approximately $417.1 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, total loans grew organically $110.8 million, or 1.3%, with the growth occurring in commercial real estate, construction, agricultural real estate, agricultural, and loans held for sale. These increases were partially offset by declines in residential real estate, consumer, and commercial loans.

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

The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding (Dollars in millions)

	As of December 31,
	2019	Percent	2018	Percent	2017	Percent	2016	Percent	2015	Percent
Loans
Real estate:
Commercial	$3,484.7	38.7%	$3,235.4	38.0%	$2,822.9	37.1%	$1,834.4	33.5%	$1,793.3	34.2%
Construction	977.7	10.7	838.7	9.9	708.3	9.3	482.0	8.8	430.7	8.2
Residential	1,546.1	17.1	1,542.0	18.1	1,487.4	19.5	1,027.4	18.8	1,032.9	19.7
Agricultural	226.6	2.5	217.4	2.6	158.2	2.1	170.2	3.1	156.2	3.0
Consumer	1,045.2	11.6	1,070.2	12.6	1,034.4	13.6	970.3	17.7	844.4	16.1
Commercial	1,371.3	15.2	1,310.3	15.4	1,215.4	15.9	797.9	14.6	792.4	15.1
Agricultural	279.1	3.1	254.8	3.0	136.2	1.8	132.9	2.4	142.2	2.7
Other loans	—	—	1.6	—	4.9	0.1	1.6	—	1.3	—
Mortgage loans held for sale	100.9	1.1	33.3	0.4	46.6	0.6	61.8	1.1	52.9	1.0
Total loans	9,031.6	100.0%	8,503.7	100.0%	7,614.3	100.0%	5,478.5	100.0%	5,246.3	100.0%
Less allowance for loan losses	73.0		73.0		72.1		76.2		76.8
Net loans	$8,958.6		$8,430.7		$7,542.2		$5,402.3		$5,169.5
Ratio of allowance to total loans	0.81%		0.86%		0.95%		1.39%		1.46%

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 47.7% and 49.2% of our commercial real estate loans were owner occupied as of December 31, 2019 and 2018, respectively. Commercial real estate loans increased $249.3 million, or 7.7%, to $3,484.7 million as of December 31, 2019, from $3,235.4 million as of December 31, 2018. Exclusive of $151.5 million of IIBK and CMYF acquired loans, commercial real estate loans increased organically $97.8 million, or 3.0%. Organic growth primarily occurred in Idaho and Oregon.
Commercial real estate loans increased $412.5 million, or 14.6%, to $3,235.4 million as of December 31, 2018, from $2,822.9 million as of December 31, 2017. Exclusive of $303.8 million of INB acquired loans, commercial real estate loans increased organically $108.7 million, or 3.9%. Organic growth primarily occurred in Western Montana and Wyoming.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2019, our construction loan portfolio was divided among the following categories: approximately $244.1 million, or 25.0%, residential construction; approximately $431.5 million, or 44.1%, commercial construction; and, approximately $302.1 million, or 31.0%, land acquisition and development. This compares to approximately $242.8 million, or 28.9%, residential construction; approximately $274.3 million, or 32.7%, commercial construction; and, approximately $321.6 million, or 38.4%, land acquisition and development as of December 31, 2018.
Construction loans increased $139.0 million, or 16.6%, to $977.7 million as of December 31, 2019, from $838.7 million as of December 31, 2018. Exclusive of $100.5 million of IIBK and CMYF acquired loans, construction loans increased organically $38.5 million, or 4.6%, due to increases in commercial construction loans, which were partially offset by decreases in land acquisition and development and residential construction loans. Construction loans increased $130.4 million, or 18.4%, to $838.7 million as of December 31, 2018, from $708.3 million as of December 31, 2017. Exclusive of $64.0 million of INB acquired loans, construction loans increased organically $66.4 million, or 9.4%, due to increases in commercial construction loans, which were partially offset by decreases in land acquisition and development and residential construction loans.

Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than fifteen years. Included in residential real estate loans were home equity loans and lines of credit of $423.5 million and $409.5 million as of December 31, 2019 and December 31, 2018, respectively. Residential real estate loans increased $4.1 million, or 0.3%, to $1,546.1 million as of December 31, 2019, from $1,542.0 million as of December 31, 2018. Exclusive of $76.0 million of IIBK and CMYF acquired loans, residential real estate loans decreased $71.9 million, or 4.7%.

Residential real estate loans increased $54.6 million, or 3.7%, to $1,542.0 million as of December 31, 2018, from $1,487.4 million as of December 31, 2017. Exclusive of $83.0 million of INB acquired loans, residential real estate loans decreased $28.4 million, or 1.9%.

During 2019 and 2018, we sold most of our residential real estate loan production to secondary investors.

Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and, indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 75.1% and 73.6% of our consumer loans as of December 31, 2019 and 2018, respectively, were indirect consumer loans.

Consumer loans decreased $25.0 million, or 2.3%, to $1,045.2 million as of December 31, 2019, from $1,070.2 million as of December 31, 2018. Exclusive of $14.6 million of IIBK and CMYF acquired loans, consumer loans decreased organically $39.6 million, or 3.7%, across all consumer loan categories. Consumer loans increased $35.8 million, or 3.5%, to $1,070.2 million as of December 31, 2018, from $1,034.4 million as of December 31, 2017. Exclusive of $7.7 million of INB acquired loans, consumer loans increased organically $28.1 million, or 2.7%, across all consumer loan categories.

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

Commercial loans increased $61.0 million, or 4.7%, to $1,371.3 million as of December 31, 2019, from $1,310.3 million as of December 31, 2018. Exclusive of $61.4 million of IIBK and CMYF acquired loans, commercial loans decreased $0.4 million, or 0.0%. Commercial loans increased $94.9 million, or 7.8%, to $1,310.3 million as of December 31, 2018, from $1,215.4 million as of December 31, 2017. Exclusive of $110.9 million of INB acquired loans, commercial loans decreased $16.0 million, or 1.3%.

Agricultural Loans. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans increased $24.3 million, or 9.5%, to $279.1 million as of December 31, 2019, from $254.8 million as of December 31, 2018. Exclusive of $12.6 million of IIBK and CMYF acquired loans, agricultural loans increased organically $11.7 million, or 4.6%. The increase is primarily attributable to Oregon. Agricultural loans increased $118.6 million, or 87.1%, to $254.8 million as of December 31, 2018, from $136.2 million as of December 31, 2017. Exclusive of $101.7 million of INB acquired loans, agricultural loans increased organically $16.9 million, or 12.4%. The increase is primarily attributable to Montana and South Dakota.

The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2019:

Maturities and Interest Rate Sensitivities (Dollars in millions)
	Within One Year	One Year to Five Years	After Five Years	Total
Real estate	$1,990.2	$2,801.9	$1,443.0	$6,235.1
Consumer	330.5	629.0	85.7	1,045.2
Commercial	539.4	668.2	163.7	1,371.3
Agricultural	221.0	54.8	3.3	279.1
Other	—	—	—	—
Mortgage loans held for sale	100.9	—	—	100.9
Total loans	$3,182.0	$4,153.9	$1,695.7	$9,031.6
Loans at fixed interest rates	$1,608.0	$2,443.6	$339.0	$4,390.6
Loans at variable interest rates	1,574.0	1,710.3	1,313.8	4,598.1
Non-accrual loans	—	—	42.9	42.9
Total loans	$3,182.0	$4,153.9	$1,695.7	$9,031.6

Non-Performing Assets

Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings (Dollars in thousands)

As of December 31,	2019	2018	2017	2016	2015
Non-performing loans:
Non-accrual loans	$42.9	$54.3	$69.4	$72.8	$66.3
Accruing loans past due 90 days or more	5.7	3.8	3.1	3.8	5.6
Total non-performing loans	48.6	58.1	72.5	76.6	71.9
OREO	8.5	14.4	10.1	10.0	6.3
Total non-performing assets	$57.1	$72.5	$82.6	$86.6	$78.2

Troubled debt restructurings not included above (1)	$5.5	$5.6	$12.6	$22.3	$15.4

Non-performing loans to total loans (2)	0.54%	0.68%	0.95%	1.40%	1.37%
Non-performing assets to total loans and OREO (3)	0.63	0.85	1.08	1.58	1.49
Non-performing assets to total assets (4)	0.39	0.55	0.68	0.96	0.90
Allowance for loan losses to non-performing loans (5)	150.21	125.65	99.40	99.52	106.71

(1)
Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.

(2)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing loans to total loans would be 0.60%, 0.75%, 1.12%, 1.81% and 1.67% as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(3)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total loans and OREO would be 0.69%, 0.92%, 1.25%, 1.98% and 1.78% as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(4)
Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 0.43%, 0.59%, 0.78%, 1.20% and 1.07% as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)
Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for loan losses to non-performing loans would be 134.91%, 114.55%, 84.72%, 77.04% and 87.89% as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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
Total non-performing loans decreased $9.5 million, or 16.4%, to $48.6 million as of December 31, 2019, from $58.1 million as of December 31, 2018. Non-accrual loans, the largest component of non-performing loans, decreased $11.4 million, or 21.0%, to $42.9 million as of December 31, 2019, from $54.3 million as of December 31, 2018. This decrease was primarily due to the movement of non-performing loans out of the portfolio through pay-downs, charge-offs and the resolution of workout strategies in the commercial loan portfolio.
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
The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.
Non-Performing Loans by Loan Type (Dollars in millions)

	As of December 31,
	2019	Percent	2018	Percent	2017	Percent	2016	Percent	2015	Percent
Real estate:
Commercial	$13.6	28.0%	$10.0	17.2%	$27.1	37.4%	$26.5	34.6%	$24.2	33.6%
Construction:
Land acquisition and development	1.7	3.5	3.9	6.7	3.3	4.6	5.3	6.9	7.9	11.0
Residential	—	—	1.0	1.7	1.7	2.3	0.5	0.6	0.3	0.4
Commercial	0.5	1.0	0.2	0.3	3.8	5.2	0.8	1.0	1.0	1.3
Total construction	2.2	4.5	5.1	8.7	8.8	12.1	6.6	8.5	9.2	12.7
Residential	5.7	11.7	6.8	11.8	8.6	11.8	7.1	9.3	7.3	10.2
Agricultural	5.2	10.7	12.6	21.7	3.6	5.0	4.3	5.7	5.3	7.4
Total real estate	26.7	54.9	34.5	59.4	48.1	66.3	44.5	58.1	46.0	63.9
Consumer	3.5	7.3	3.5	6.0	3.3	4.6	2.9	3.8	1.9	2.7
Commercial	16.0	32.9	17.1	29.4	20.3	28.0	26.2	34.2	23.0	32.0
Agricultural	2.4	4.9	3.0	5.2	0.8	1.1	3.0	3.9	0.7	1.0
Other	—	—	—	—	—	—	—	—	0.3	0.4
Total non-performing loans	$48.6	100.0%	$58.1	100.0%	$72.5	100.0%	$76.6	100.0%	$71.9	100.0%
Non-accrual loans. We generally place loans, excluding acquired credit impaired loans, on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. If all loans on non-accrual status had been current in accordance with their original terms, gross interest income of approximately $2.5 million, $3.0 million and $3.5 million would have been accrued for the years ended December 31, 2019, 2018 and 2017, respectively.

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
OREO decreased $5.9 million, or 41.0%, to $8.5 million as of December 31, 2019, from $14.4 million as of December 31, 2018. During 2019, we recorded additions to OREO of $14.1 million, acquired $2.4 million in conjunction with the IIBK acquisition, wrote down the fair value of OREO properties by $0.9 million and sold OREO with a book value of $21.8 million. As of December 31, 2019, 25.5% of our OREO balance related to land and land development properties, 46.8% to commercial properties, 27.0% to residential real estate properties and 0.7% to construction properties.
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
As of December 31, 2019, we had loans renegotiated in troubled debt restructurings of $24.9 million, of which $19.4 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $5.5 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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
Loans acquired in business combinations are recorded at fair value with no allowance for loan losses on the date of acquisition. Subsequent to the acquisition date, an allowance for loan loss is recorded for the emergence of new probable and estimable losses on loans acquired without evidence of credit impairment. Loans acquired with evidence of credit impairment are regularly monitored and to the extent that the performance has deteriorated from the Company’s expectations at the date of acquisition, an allowance for loan losses is established. As of December 31, 2019 and 2018, management determined that an allowance of $1.0 million and $0.8 million, respectively, related to loans acquired in prior year acquisitions with evidence of credit impairment was required under GAAP.
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
During 2019, we recorded provisions for loan losses of $13.9 million, as compared to $8.6 million in 2018. The increase in provisions for loan losses during 2019, as compared to 2018, is reflective of higher levels of net loan charge-offs offset by improvement in credit quality.
During 2018, we recorded provisions for loan losses of $8.6 million, as compared to $11.0 million in 2017. The decrease in provisions for loan losses during 2018, as compared to 2017, is reflective of improved credit quality and lower levels of net loan charge-offs.
The following table sets forth information regarding our allowance for loan losses as of the dates and for the periods indicated.
Allowance for Loan Losses (Dollars in millions)

As of and for the year ended December 31,	2019	2018	2017	2016	2015
Balance at the beginning of period	$73.0	$72.1	$76.2	$76.8	$74.2
Charge-offs:
Real estate
Commercial	0.2	1.9	2.3	3.5	0.3
Construction	2.0	0.7	0.8	0.7	2.4
Residential	1.3	1.1	1.2	1.0	0.7
Agricultural	—	—	—	—	0.7
Consumer	13.0	11.3	11.3	8.6	5.6
Commercial	6.6	4.7	6.8	5.8	1.7
Agricultural	0.5	—	0.4	0.2	0.2
Total charge-offs	23.6	19.7	22.8	19.8	11.6
Recoveries:
Real estate
Commercial	0.5	1.9	0.9	0.5	1.8
Construction	1.3	0.9	0.2	1.8	0.9
Residential	0.9	0.9	0.3	0.3	0.4
Agricultural	—	—	—	0.6	—
Consumer	3.6	4.5	4.2	2.8	2.6
Commercial	3.4	3.6	2.1	3.2	1.7
Agricultural	—	0.2	—	—	—
Total recoveries	9.7	12.0	7.7	9.2	7.4
Net charge-offs	13.9	7.7	15.1	10.6	4.2
Provision for loan losses	13.9	8.6	11.0	10.0	6.8
Balance at end of period	$73.0	$73.0	$72.1	$76.2	$76.8
Period end loans	$9,031.6	$8,503.7	$7,614.3	$5,478.5	$5,246.2
Average loans	8,879.1	7,985.0	6,675.4	5,378.3	5,056.8
Net charge-offs to average loans	0.16%	0.10%	0.23%	0.20%	0.08%
Allowance to period-end loans	0.81	0.86	0.95	1.39	1.46
The allowance for loan losses was $73.0 million, or 0.81% of period-end loans, at December 31, 2019, compared to $73.0 million, or 0.86% of period-end loans, at December 31, 2018, and $72.1 million, or 0.95% of period-end loans, at December 31, 2018. The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2019, compared to December 31, 2018 and December 31, 2017, is primarily due to the addition of acquired loans which are initially recorded at fair value with no carryover of the related allowance for loan losses.

As of December 31, 2019, our direct exposure to the energy sector was approximately $64.7 million in loan commitments, including approximately $47.2 million outstanding loans related to drilling and extraction activity, of which, approximately $27.9 million in loans are advanced to service companies. We also had commitments to lend an additional $17.5 million to energy borrowers. Reserves allocated to energy loans as a percentage of total energy loans totaled 2.2% as of December 31, 2019, compared to 8.2% as of December 31, 2018. The decrease in reserves allocated to energy loans was primarily due to the charge-off of specific reserves related to one borrower.
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
Allocation of the Allowance for Loan Losses (Dollars in thousands)

As of December 31,	2019		2018		2017		2016		2015
	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans	Allocated Reserves	% of Loan Category to Total Loans
Real estate	$28.9	69.0%	$31.0	68.6%	$31.7	68.0%	$28.6	64.2%	$52.3	65.1%
Consumer	9.9	11.6	8.7	12.6	8.7	13.6	7.7	17.7	5.1	16.1
Commercial	32.6	15.2	31.3	15.4	30.5	16.0	38.1	14.6	18.8	15.1
Agricultural	1.6	3.1	2.0	3.0	1.2	1.8	1.8	2.4	0.6	2.7
Other loans	—	—	—	—	—	—	—	—	—	—
Mortgage loans held for sale	—	1.1	—	0.4	—	0.6	—	1.1	—	1.0
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$73.0	100.0%	$73.0	100.0%	$72.1	100.0%	$76.2	100.0%	$76.8	100.0%
The allowance for loan losses allocated to real estate loans decreased 6.8%, to $28.9 million, as of December 31, 2019, from $31.0 million as of December 31, 2018, primarily due to lower loss rates offset by higher levels of specific reserves in the real estate portfolio. The allowance for loan losses allocated to real estate loans decreased 2.2% to $31.0 million as of December 31, 2018, from $31.7 million as of December 31, 2017, primarily due to lower levels of specific reserves and lower loss rates in the real estate portfolio.
The allowance for loan losses allocated to commercial loans increased 4.2% to $32.6 million as of December 31, 2019, from $31.3 million as of December 31, 2018, primarily due to higher loss rates offset by lower levels of specific reserves within the commercial portfolio. The allowance for loan losses allocated to commercial loans increased 2.6% to $31.3 million as of December 31, 2018, from $30.5 million as of December 31, 2017, primarily due to higher levels of specific reserves and higher loss rates within the commercial portfolio.

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
Investment securities increased $374.8 million, or 14.0%, to $3,052.3 million as of December 31, 2019, from $2,677.5 million as of December 31, 2018. Approximately $78.7 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019 with the remaining increase due to the investment of funds generated through deposit growth. Investment securities decreased $15.7 million, or 0.6%, to $2,677.5 million as of December 31, 2018, from $2,693.2 million as of December 31, 2017. The decrease is due to normal fluctuations in our investment portfolio.

The following table sets forth the carrying value, percentage of total investment securities and weighted average yields on investment securities as of December 31, 2019. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.
Securities Maturities and Yield (Dollars in millions)

	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing within one year	$9.0	0.29%	1.82%
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	9.0	0.29	1.82
U.S. Government agency securities
Maturing within one year	120.4	3.95	1.50
Maturing in one to five years	130.7	4.28	1.94
Maturing in five to ten years	136.2	4.46	2.57
Mark-to-market adjustments on securities available-for-sale	(0.7)	(0.02)	NA
Total	386.6	12.67	2.03
Mortgage-backed securities
Maturing within one year	543.5	17.80	2.88
Maturing in one to five years	1,246.2	40.83	1.72
Maturing in five to ten years	116.8	3.83	2.74
Maturing after ten years	445.9	14.61	2.59
Mark-to-market adjustments on securities available-for-sale	13.2	0.43	NA
Total	2,365.6	77.50	2.25
Marketable CDs
Maturing within one year	2.9	0.10	2.50
Maturing in one to five years	0.3	0.01	2.50
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	3.2	0.11	2.50
Tax exempt securities
Maturing within one year	13.9	0.46	2.77
Maturing in one to five years	60.4	1.98	3.24
Maturing in five to ten years	52.3	1.71	3.86
Maturing after ten years	10.8	0.35	3.85
Mark-to-market adjustments on securities available-for-sale	0.8	0.03	NA
Total	138.2	4.53	3.45
Corporate securities
Maturing within one year	26.2	0.86	2.18
Maturing in one to five years	78.2	2.56	2.53
Maturing in five to ten years	44.0	1.44	4.06
Mark-to-market adjustments on securities available-for-sale	1.2	0.04	NA
Total	149.6	4.90	2.90
Other securities
Maturing in one to five years	0.1	—	7.66
Mark-to-market adjustments on securities available-for-sale	—	—	NA
Total	0.1	—	7.66
Total	$3,052.3	100.00%	2.39%

Maturities of securities noted above reflect $181.2 million of investment securities at their final maturities which have call provisions within the next year. Based on current market interest rates, management expects approximately $4.7 million of these securities will be called in 2020.

As of December 31, 2019, the estimated duration of our investment portfolio was 2.4 years, as compared to 2.5 years as of December 31, 2018. The weighted average yield on investment securities increased 18 basis points to 2.39% in 2019, from 2.21% in 2018, and increased 24 basis points to 2.21% in 2018, from 1.97% in 2017.
As of December 31, 2019, investment securities with amortized costs and fair values of $2,132.0 million and $2,144.9 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $1,943.1 million and $1,908.4 million, respectively, as of December 31, 2018. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities, and to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented above have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2019, the carrying value of our investments in non-agency mortgage-backed securities totaled $47.6 million. All other mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. As of December 31, 2019, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 80.1% and 76.5% of our tax-exempt securities were general obligation securities as of December 31, 2019 and 2018, respectively, of which 61.0% and 57.8%, respectively, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
We evaluate our investment portfolio quarterly for other-than-temporary declines in the market value of individual investment securities. This evaluation includes monitoring credit ratings; market, industry and corporate news; volatility in market prices; and, determining whether the market value of a security has been below its cost for an extended period of time. As of December 31, 2019, we had investment securities with fair values aggregating $202.5 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities totaled $1.8 million as of December 31, 2019, and were primarily attributable to changes in interest rates. No impairment losses were recorded during 2019, 2018 or 2017.
For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Goodwill and Intangibles
Goodwill increased $74.9 million, or 13.70%, to $621.6 million as of December 31, 2019, from $546.7 million as of December 31, 2018, attributable to the goodwill recorded in conjunction with the acquisitions of IIBK and CMYF and the finalization of provisional amounts related to INB. Goodwill increased $102.0 million, or 22.9%, to $546.7 million as of December 31, 2018, from $444.7 million as of December 31, 2017, attributable to the provisional goodwill recorded in conjunction with the acquisition of INB and the finalization of provisional amounts related to prior acquisitions.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles, net of accumulated amortization, increased $5.2 million, or 9.1%, to $62.1 million as of December 31, 2019, from $56.9 million as of December 31, 2018, attributable to the core deposit intangibles recorded in conjunction with the acquisitions of IIBK and CMYF. Core deposit intangibles, net of accumulated amortization increased $7.8 million, or 15.9%, to $56.9 million as of December 31, 2018, from $49.1 million as of December 31, 2017, attributable to the core deposit intangibles recorded in conjunction with the acquisition of INB. We acquired core deposit intangibles of $16.6 million in conjunction with our acquisitions of IIBK and CMYF in April 2019, $15.7 million in conjunction with our acquisition of INB in August 2018, $48.0 million in conjunction with our acquisition of BOTC in May 2017.

Deposits
We emphasize developing relationships with our clients in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest bearing demand, savings, individual retirement and time deposit accounts.
The following table summarizes our deposits as of the dates indicated:
Deposits (Dollars in millions)

As of December 31,	2019	Percent	2018	Percent	2017	Percent	2016	Percent	2015	Percent
Non-interest bearing demand	$3,426.5	29.4%	$3,158.3	29.6%	$2,900.0	29.2%	$1,906.3	25.8%	$1,823.7	25.6%
Interest bearing:
Demand	3,195.4	27.4	2,957.5	27.7	2,787.5	28.1	2,276.5	30.9	2,178.4	30.8
Savings	3,591.6	30.8	3,247.9	30.4	3,095.4	31.2	2,141.8	29.0	1,955.2	27.6
Time, $100 or more	651.1	5.6	547.6	5.1	432.0	4.3	461.4	6.3	487.4	6.9
Time, other	798.9	6.8	769.4	7.2	720.0	7.2	590.1	8.0	644.2	9.1
Total interest bearing	8,237.0	70.6	7,522.4	70.4	7,034.9	70.8	5,469.8	74.2	5,265.2	74.4
Total deposits	$11,663.5	100.0%	$10,680.7	100.0%	$9,934.9	100.0%	$7,376.1	100.0%	$7,088.9	100.0%
Total deposits increased $982.8 million, or 9.20%, to $11,663.5 million as of December 31, 2019, from $10,680.7 million as of December 31, 2018, with approximately $706.7 million of the increase attributable to the IIBK and CMYF acquisitions in April 2019. Total deposits increased $745.8 million, or 7.5%, to $10,680.7 million as of December 31, 2018, from $9,934.9 million as of December 31, 2017, with approximately $696.3 million of the increase attributable to the INB acquisition in August 2018. During 2019, the mix of deposits shifted slightly from lower-costing savings and demand deposits to higher-costing time deposits.
Non-interest bearing demand deposits. Non-interest bearing demand deposits increased $268.2 million, or 8.5%, to $3,426.5 million as of December 31, 2019, from $3,158.3 million as of December 31, 2018. Approximately $244.9 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, non-interest bearing demand deposits decreased organically $23.3 million, or 0.7%. Non-interest bearing demand deposits increased $258.3 million, or 8.9%, to $3,158.3 million as of December 31, 2018, from $2,900.0 million as of December 31, 2017. Approximately $231.8 million of this increase was attributable to the acquisition of INB in August 2018. Exclusive of the INB acquisition, non-interest bearing demand deposits increased organically $26.5 million, or 0.9%.
Interest bearing demand deposits. Interest bearing demand deposits increased $237.9 million, or 8.0%, to $3,195.4 million as of December 31, 2019, from $2,957.5 million as of December 31, 2018. Approximately $171.8 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, interest bearing demand deposits decreased organically $66.1 million, or 2.2%. Interest bearing demand deposits increased $170.0 million, or 6.1%, to $2,957.5 million as of December 31, 2018, from $2,787.5 million as of December 31, 2017. Approximately $158.2 million of this increase was attributable to the acquisition of INB in August 2018. Exclusive of the INB acquisition, interest bearing demand deposits increased organically $11.8 million, or 0.4%.
Savings deposits. Savings deposits increased $343.7 million, or 10.6%, to $3,591.6 million as of December 31, 2019, from $3,247.9 million as of December 31, 2018. Approximately $254.7 million of this increase was attributable to the acquisitions of IIBK and CMFY in April 2019. Exclusive of the IIBK and CMYF acquisitions, savings deposits decreased $89.0 million, or 2.7%. Savings deposits  increased $152.5 million, or 4.9%, to $3,247.9 million as of December 31, 2018, from $3,095.4 million as of December 31, 2017. Approximately $204.6 million of this increase was attributable to the acquisition of INB in August 2018. Exclusive of the INB acquisition, savings deposits decreased $52.1 million, or 1.7%.
Time deposits of $100,000 or more. Time deposits of $100,000 or more increased $103.5 million, or 18.9%, to $651.1 million as of December 31, 2019, from $547.6 million as of December 31, 2018. Approximately $26.4 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, time deposits of $100,000 or more increased organically $77.1 million, or 14.1%. Time deposits of $100,000 or more increased $115.6 million, or 26.8%, to $547.6 million as of December 31, 2018, from $432.0 million as of December 31, 2017. Approximately $28.7 million of this increase was attributable to the acquisition of INB in August 2018. Exclusive of the INB acquisition, time deposits of $100,000 or more increased organically $86.9 million, or 20.1%.

Other time deposits. Other time deposits increased $29.5 million, or 3.8%, to $798.9 million as of December 31, 2019, from $769.4 million as of December 31, 2018. Approximately $8.9 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, other time deposits decreased $20.6 million, or 2.7%. Other time deposits increased $49.4 million, or 6.9%, to $769.4 million as of December 31, 2018, from $720.0 million as of December 31, 2017. Approximately $73.0 million of this increase was attributable to the acquisition of INB in August 2018. Exclusive of the INB acquisition, other time deposits decreased $23.6 million, or 3.3%.
As of December 31, 2019 and 2018, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $117.7 million and $87.1 million, respectively. As of December 31, 2019 and 2018, we had brokered deposits of $2.9 million and $24.1 million, respectively. Our brokered deposits were acquired through acquisitions.

For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements

Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $14.8 million, or 2.1%, to $697.6 million as of December 31, 2019, from $712.4 million as of December 31, 2018, and increased $69.4 million, or 10.8%, as of December 31, 2018 from $643.0 million as of December 31, 2017.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements (Dollars in millions)

As of and for the year ended December 31,	2019	2018	2017
Securities sold under repurchase agreements:
Balance at period end	$697.6	$712.4	$643.0
Average balance	677.3	642.8	587.1
Maximum amount outstanding at any month-end	713.0	712.4	704.4
Average interest rate:
During the year	0.58%	0.42%	0.21%
At period end	0.20	0.59	0.26

Long-Term Debt

Long-term debt decreased $1.9 million, or 12.0%, to $13.9 million as of December 31, 2019, from $15.8 million as of December 31, 2018, primarily due to the redemption of one note payable maturing September 2032.
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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses increased $35.5 million, or 37.7%, to $129.6 million as of December 31, 2019, from $94.1 million as of December 31, 2018. This increase was primarily attributable to the Company recognizing $39.6 million in liabilities related to leases, as a result of the adoption of ASU 2016-02 discussed in “Notes to Consolidated Financial Statements – Recent Authoritative Accounting Guidance” included in Part IV, Item 15 of this report, in addition to fluctuations in the normal course of business. Accounts payable and accrued expenses increased $7.5 million, or 8.7%, to $94.1 million as of December 31, 2018, from $86.6 million as of December 31, 2017. This increase was attributable to accruals as a result of the acquisition of INB in August 2018 and fluctuations in the normal course of business.
Deferred Tax Liability/Asset
The net deferred tax liability increased $18.1 million, or 210.5%, to $26.7 million as of December 31, 2019, from $8.6 million as of December 31, 2018, primarily due to decreases in deferred tax assets as a result of the utilization of NOL carryforwards, reduction of deferred compensation liabilities, and an increase in unrealized gains in our investment portfolio, the decreases were offset by increases in deferred tax liabilities related to amortization of intangible assets and an increase in mortgage servicing rights retained.
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
Contractual Obligations
Contractual obligations as of December 31, 2019 are summarized in the following table.
Contractual Obligations (Dollars in millions)

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$10,213.5	$—	$—	$—	$10,213.5
Time deposits	1,140.9	284.4	24.7	—	1,450.0
Securities sold under repurchase agreements	697.6	—	—	—	697.6
Long-term debt obligations (1)	—	5.0	—	7.6	12.6
Financing lease obligations	0.1	0.2	0.2	0.8	1.3
Operating lease obligations	6.4	11.7	10.3	22.1	50.5
Purchase obligations (2)	2.1	—	—	—	2.1
Subordinated debentures held by subsidiary trusts (3)	—	—	—	86.9	86.9
Total contractual obligations	$12,060.6	$301.3	$35.2	$117.4	$12,514.5

(1)
Long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 6.24% and maturities from July 29, 2022 through December 31, 2041. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements — Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements — Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15.

Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $320.0 million, or 18.9%, to $2,013.9 million as of December 31, 2019 from $1,693.9 million as of December 31, 2018, due primarily to the retention of earnings, other comprehensive income, proceeds from stock option exercises, and issuance of additional Class A common stock as consideration for the acquisitions of IIBK and CMYF. This increase was offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants and aggregate cash dividends of $79.2 million to common shareholders during 2019.
Stockholders’ equity increased $266.3 million, or 18.7%, to $1,693.9 million as of December 31, 2018 from $1,427.6 million as of December 31, 2017, due primarily to the retention of earnings, proceeds from stock option exercises, and issuance of additional Class A common stock as partial consideration for the acquisition of Northwest Bancorporation, Inc. (“Northwest”), the parent company of INB. This increase was offset by other comprehensive losses, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and aggregate cash dividends of $64.1 million to common shareholders during 2018.
On February 19, 2020, we declared a special dividend to common stockholders of $0.60 per share, which is payable on March 12, 2020 to shareholders of record as of March 2, 2020.
On January 28, 2020, we declared a quarterly dividend to common stockholders of $0.34 per share, which was paid on February 20, 2020 to shareholders of record as of February 10, 2020.
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
In addition, during 2019, the Company issued 22,417 shares of its Class A common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $0.8 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
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
On July 2, 2013, the Board of Governors of the Federal Reserve Bank, or the Federal Reserve Board, issued a final rule implementing a revised regulatory capital framework for United States banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised regulatory capital framework (the “Basel III Capital Rules”) substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions by defining the components of capital and addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios, addressing risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replacing the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The capital conservation buffer required under Basel III began to phase in starting January 1, 2016 and became fully implemented on January 1, 2019.
As of December 31, 2019 and 2018, we had capital levels that, in all cases, exceeded the well capitalized guidelines. Additionally, our calculations indicate that as of December 31, 2019, we would meet all fully phased-in Basel III capital adequacy requirements. For additional information regarding the impact of this final rule, see “Regulation and Supervision — Capital Standards and Prompt Corrective Action” included in Part I, Item 1 of this report. For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.
Liquidity
Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities.
Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in client deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV, Item 15 of this report.
As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our main sources of funding include management fees and dividends declared and paid by our subsidiaries and access to capital markets. There are statutory, regulatory and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “—Financial Condition—Capital Resources and Liquidity Management” above and “Business—Regulation and Supervision—Restrictions on Transfers of Funds to Us and the Bank” and “Risk Factors—Risks Relating to the Market and Our Business.
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

The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2019. The information presented in the table is based on our mix of interest earning assets and interest bearing liabilities and historical experience regarding their interest rate sensitivity.
Interest Rate Sensitivity Gaps (Dollars in millions)

	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$3,043.4	$1,659.0	$3,920.0	$366.3	$8,988.7
Investment securities (2)	428.0	428.9	1,398.3	797.1	3,052.3
Interest bearing deposits in banks	796.0	30.9	8.2	0.1	835.2
Federal funds sold	0.1	—	—	—	0.1
Total interest earning assets	$4,267.5	$2,118.8	$5,326.5	$1,163.5	$12,876.3
Interest bearing liabilities:
Interest bearing demand accounts (3)	$897.6	$720.0	$1,578.0	$—	$3,195.6
Savings deposits (3)	2,025.9	849.8	715.9	—	3,591.6
Time deposits, $100 or more	356.7	436.6	170.7	0.9	964.9
Other time deposits	92.5	255.1	137.4	0.1	485.1
Securities sold under repurchase agreements	697.6	—	—	—	697.6
Long-term debt	—	0.1	5.4	8.4	13.9
Subordinated debentures held by subsidiary trusts	86.9	—	—	—	86.9
Total interest bearing liabilities	$4,157.2	$2,261.6	$2,607.4	$9.4	$9,035.6
Rate gap	$110.3	$(142.8)	$2,719.1	$1,154.1	$3,840.7
Cumulative rate gap	110.3	(32.5)	2,686.6	3,840.7
Cumulative rate gap as a percentage of total interest earning assets	0.86%	(0.25)%	20.86%	29.83%	29.83%

(1)
Does not include non-accrual loans of $42.9 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.

(2)	Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.

(3)
Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $3.8 million, a negative cumulative one year gap of $2.3 million and a positive cumulative one to five year gap of $2.7 million.

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

We target a mix of interest earning assets and interest bearing liabilities such that no more than 4.0% of the net interest income will be at risk over a one-year period, should interest rates immediately shift up or down 100 basis points, or gradually shift up 200 basis points over a 12 month period. As of December 31, 2019, our income simulation model predicted net interest income would increase 0.76% on an immediate 100 basis point shock, assuming a static balance sheet. Assuming a 0.5% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would increase $8.1 million or 1.63%. Conversely, if interest rates declined 100 basis points, the model indicates that net interest income would decline 6.93% under a static balance sheet scenario.
We did not simulate the gradual 200 basis points decrease in interest rates due to the low rate environment as of December 31, 2019. Prime rate has historically been set at a rate of 300 basis points over the targeted federal funds rate, which is currently set between 150 and 175 basis points. Our income simulation model has an assumption that prime will continue to be set at a rate of 300 basis points over the targeted federal funds rate. Additionally, rates that are currently below 2.0% are modeled not to fall below 0% with an overall decrease of 2.0% in interest rates. Although we did not simulate a decrease in interest rates due to the low rate environment as of December 31, 2019, a further decline in interest rates would result in compression of our net interest income.
Each scenario predicts that our interest bearing assets reprice faster than our interest bearing liabilities. We are not currently engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
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

Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2019 and 2018
Consolidated Statements of Income — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2019, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2019 has excluded the Company’s wholly owned subsidiaries, Idaho Independent Bank and Community 1st Bank, which were acquired on April 8, 2019, but did not merge with and into First Interstate Bank until June 7, 2019.

Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2019 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2019, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on the Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated February 26, 2020 expressed an unqualified opinion.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Community 1st Bank and Idaho Independent Bank from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in a purchase business combination in the second quarter of 2019. We have also excluded Community 1st Bank and Idaho Independent Bank from our audit of internal control over financial reporting. Community 1st Bank and Idaho Independent Bank operated as wholly owned subsidiaries of the Company from April 8, 2019 (the date of acquisition) until they were merged into First Interstate Bank on June 7, 2019. Community 1st Bank’s and Idaho Independent Bank’s combined total assets represented approximately 6 percent of the Company’s related consolidated assets as of the date of the merger.
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

 /s/ RSM US LLP
Des Moines, Iowa
February 26, 2020

Item 9B. Other Information

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 that were not reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, executive officers and corporate governance is set forth under the heading, “Directors and Executive Officers” and “Corporate Governance” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference.

Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference.

Item 11. Executive Compensation

Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference.

The following table provides information, as of December 31, 2019, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans(1)

Equity compensation plans
approved by shareholders(2)	221,197	$15.33	1,492,762

Equity compensation plans not
approved by shareholders	NA	NA	NA

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
Represents stock options issued pursuant to the 2015 Equity Compensation Plan, as amended and restated. For additional information, see “Notes to Consolidated Financial Statements—Stock Based Compensation” included in financial statements included Part IV, Item 15 of this report.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is set forth under the heading “Directors and Executive Officers — Principal Accounting Fees and Services” in our Proxy Statement relating to our 2020 annual meeting of shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses
The Company’s loan portfolio totaled $9,031.6 million as of December 31, 2019 and the associated allowance for loan losses was $73.0 million. As described in Notes 1 and 6 to the consolidated financial statements, the allowance for loan losses is established to absorb known and inherent losses in the Company’s loan portfolio. The Company’s allowance for loan losses consists of three elements: (1) specific valuation allowances based on probable losses on impaired loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) general valuation allowances based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions and other qualitative risk factors both internal and external to the Company. The evaluation of the qualitative risk factors that comprise the general valuation allowances requires a significant amount of judgement by management and involves a high degree of estimation.
We identified the general valuation allowance component of the allowance for loan losses as a critical audit matter, because auditing this element of the allowance for loan losses required significant auditor judgement related to estimates determined by management which are highly subjective and have significant uncertainty.

Our audit procedures related to the Company’s general valuation allowance component of the allowance for loan losses included the following, among others:

•
We obtained an understanding of the relevant controls related to the allowance for loan losses and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the allowance calculation and management’s assessment and review of the qualitative factor changes and conclusions.

•
We tested management’s key metric inputs by (1) agreeing them to internal and external source data and verifying the magnitude and directional consistency between changes, or lack thereof, in the underlying data and management’s qualitative factors; (2) evaluating whether management’s conclusions were consistent with Company provided internal data and external independently sourced data; and (3) agreeing management’s qualitative factor adjustments to the allowance for loan losses calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2004.

Des Moines, Iowa
February 26, 2020

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data)

December 31,	2019	2018
Assets
Cash and due from banks	$241.5	$244.1
Interest bearing deposits in banks	835.2	577.8
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,076.8	822.0
Investment securities:
Available-for-sale	2,960.0	2,270.7
Held-to-maturity (estimated fair values of $94.5 and $400.7 at December 31, 2019 and 2018, respectively)	92.3	406.8
Total investment securities	3,052.3	2,677.5
Loans held for investment	8,930.7	8,470.4
Mortgage loans held for sale	100.9	33.3
Total loans	9,031.6	8,503.7
Less allowance for loan losses	73.0	73.0
Net loans	8,958.6	8,430.7
Goodwill	621.6	546.7
Company-owned life insurance	293.8	275.1
Premises and equipment, net of accumulated depreciation	306.0	245.2
Core deposit intangibles, net of accumulated amortization	62.1	56.9
Accrued interest receivable	46.7	44.9
Mortgage servicing rights, net of accumulated amortization and impairment reserve	30.2	27.7
Other real estate owned (“OREO”)	8.5	14.4
Other assets	187.6	159.1
Total assets	$14,644.2	$13,300.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,426.5	$3,158.3
Interest bearing	8,237.0	7,522.4
Total deposits	11,663.5	10,680.7
Securities sold under repurchase agreements	697.6	712.4
Accounts payable and accrued expenses	129.6	94.1
Accrued interest payable	12.1	7.8
Deferred tax liability, net	26.7	8.6
Long-term debt	13.9	15.8
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	12,630.3	11,606.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock	1,049.3	866.7
Retained earnings	953.6	851.8
Accumulated other comprehensive income (loss), net	11.0	(24.6)
Total stockholders’ equity	2,013.9	1,693.9
Total liabilities and stockholders’ equity	$14,644.2	$13,300.2
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data)

Year Ended December 31,	2019	2018	2017
Interest income:
Interest and fees on loans	$470.9	$404.3	$324.7
Interest and dividends on investment securities:
Taxable	62.3	55.4	42.8
Exempt from federal taxes	2.0	2.4	3.2
Interest on deposits in banks	18.8	11.3	7.1
Total interest income	554.0	473.4	377.8
Interest expense:
Interest on deposits	49.3	32.6	21.4
Interest on securities sold under repurchase agreements	3.9	2.7	1.3
Interest on other borrowed funds	—	0.2	0.5
Interest on long-term debt	1.3	1.3	1.7
Interest on subordinated debentures held by subsidiary trusts	4.5	4.1	3.1
Total interest expense	59.0	40.9	28.0
Net interest income	495.0	432.5	349.8
Provision for loan losses	13.9	8.6	11.0
Net interest income after provision for loan losses	481.1	423.9	338.8
Non-interest income:
Payment services revenues	41.5	43.3	43.3
Mortgage banking revenues	30.4	24.9	28.9
Wealth management revenues	23.8	23.2	21.1
Service charges on deposit accounts	21.1	21.8	21.3
Other service charges, commissions and fees	17.1	15.1	13.3
Loss on termination of interest rate swap	—	—	(1.1)
Investment securities gains (losses), net	0.1	(0.1)	0.7
Other income	15.9	15.1	14.3
Total non-interest income	149.9	143.3	141.8
Non-interest expense:
Salaries and wages	155.3	146.4	122.7
Employee benefits	51.5	47.9	37.6
Outsourced technology services	32.3	28.7	25.1
Occupancy, net	28.3	25.4	22.4
Furniture and equipment	13.2	12.7	11.5
Professional fees	11.6	10.5	10.4
FDIC insurance premiums	3.5	5.6	4.7
Mortgage servicing rights amortization	4.3	3.1	3.0
Mortgage servicing rights impairment (recovery)	0.4	—	(0.1)
OREO expense, net of income	(2.2)	0.3	0.4
Core deposit intangibles amortization	11.2	7.9	5.5
Other expenses	66.2	60.0	53.5
Acquisition related expenses	20.3	12.4	27.2
Total non-interest expense	395.9	360.9	323.9
Income before income tax expense	235.1	206.3	156.7
Income tax expense	54.1	46.1	50.2
Net income	$181.0	$160.2	$106.5

Basic earnings per common share	$2.84	$2.77	$2.07
Diluted earnings per common share	2.83	2.75	2.05
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

Year ended December 31,	2019	2018	2017
Net income	$181.0	$160.2	$106.5
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	54.9	(13.9)	(6.5)
Reclassification adjustment for net (gains) losses included in income	(0.1)	0.1	(0.7)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	—	—
Change in unamortized loss on available-for-sale investment securities transferred into held-to-maturity	—	1.6	1.9
Change in net unrealized loss on derivatives	—	—	(1.1)
Reclassification adjustment for derivative net loss included in income	—	—	1.1
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	(0.8)	(0.6)	(1.3)
Other comprehensive income (loss), before tax	48.0	(12.8)	(6.6)
Deferred tax benefit (expense) related to other comprehensive income (loss)	(12.4)	3.3	2.8
Other comprehensive income (loss), net of tax	35.6	(9.5)	(3.8)
Comprehensive income	$216.6	$150.7	$102.7
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	$296.1	$694.7	$(8.2)	$982.6
Net income	—	106.5	—	106.5
Other comprehensive loss, net of tax expense	—	—	(3.8)	(3.8)
Common stock transactions:
33,063 common shares purchased and retired	(1.3)	—	—	(1.3)
11,267,676 common shares issued	386.0	—	—	386.0
140,246 non-vested common shares issued	—	—	—	—
53,571 non-vested common shares forfeited or canceled	—	—	—	—
218,095 stock options exercised, net of 67,792 shares tendered in payment of option price and income tax withholding amounts	2.4	—	—	2.4
Stock-based compensation expense	3.8	—	—	3.8
Common cash dividends declared ($0.96 per share)	—	(48.6)	—	(48.6)
Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	160.2	—	160.2
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(9.5)	(9.5)
Common stock transactions:
24,271 common shares purchased and retired	(1.0)	—	—	(1.0)
3,848,929 common shares issued	173.3	—	—	173.3
214,892 non-vested common shares issued	—	—	—	—
43,079 non-vested common shares forfeited or canceled	—	—	—	—
161,217 stock options exercised, net of 38,450 shares tendered in payment of option price and income tax withholding amounts	1.8	—	—	1.8
Stock-based compensation expense	5.6	—	—	5.6
Common cash dividends declared ($1.12 per share)	—	(64.1)	—	(64.1)
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	181.0	—	181.0
Other comprehensive income, net of tax expense	—	—	35.6	35.6
Common stock transactions:
43,560 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,973 common shares issued	176.1	—	—	176.1
212,587 non-vested common shares issued	—	—	—	—
46,198 non-vested common shares forfeited or canceled	—	—	—	—
143,222 stock options exercised, net of 47,971 shares tendered in payment of option price and income tax withholding amounts	1.0	—	—	1.0
Stock-based compensation expense	8.0	—	—	8.0
Common cash dividends declared ($1.24 per share)	—	(79.2)	—	(79.2)
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$181.0	$160.2	$106.5
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for loan losses	13.9	8.6	11.0
Net (gain) loss on disposal of property and equipment	(1.5)	(1.2)	0.2
Depreciation and amortization	38.7	27.6	18.4
Net premium amortization on investment securities	8.9	10.0	11.6
Net (gain) loss on investment securities transactions	(0.1)	0.1	(0.7)
Realized and unrealized net gains on mortgage banking activities	(30.5)	(23.0)	(25.2)
Net loss (gain) on sale of OREO	(3.6)	(0.8)	0.1
Write-downs of OREO and other assets pending disposal	0.9	0.1	0.4
Net (gain) on sale of health savings accounts	—	—	(3.1)
Mortgage servicing rights impairment (recovery)	0.4	—	(0.1)
Deferred income tax expense	5.4	15.8	20.9
Net increase in cash surrender value of company-owned life insurance policies	(6.7)	(5.0)	(5.4)
Stock-based compensation expense	8.0	5.6	3.9
Originations of mortgage loans held for sale	(1,015.6)	(768.1)	(815.0)
Proceeds from sales of mortgage loans held for sale	971.2	798.4	860.1
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	0.3	(3.3)	(0.6)
Increase in other assets	(22.1)	(8.0)	(6.1)
(Decrease) increase in interest payable	(13.5)	2.2	0.2
Decrease in accounts payable and accrued expenses	(7.8)	(0.2)	(22.5)
Net cash provided by operating activities	127.3	219.0	154.6
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(2.0)	(12.8)
Available-for-sale	(1,270.0)	(541.0)	(614.3)
Proceeds from maturities, pay-downs, calls and sales of investment securities:
Held-to-maturity	35.6	79.3	97.4
Available-for-sale	978.6	460.0	426.2
Proceeds from bank-owned life insurance settlements	3.2	—	—
Extensions of credit to clients, net of repayments	(81.4)	(221.7)	(99.7)
Recoveries of loans charged-off	9.7	12.0	7.8
Proceeds from sales of OREO	25.4	9.1	5.9
Acquisition of intangible assets	—	—	(28.0)
Proceeds from the sale of health savings accounts	0.3	—	6.1
Acquisition of banks and bank holding companies, net of cash and cash equivalents acquired	298.4	28.1	91.8
Capital expenditures, net of proceeds from sales	(16.6)	(4.9)	(11.0)
Net cash used in investing activities	$(16.8)	$(181.1)	$(130.6)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)

Year Ended December 31,	2019	2018	2017
Cash flows from financing activities:
Net increase (decrease) in deposits	$276.2	$49.5	$(110.2)
Net increase (decrease) in securities sold under repurchase agreements	(45.2)	69.4	105.4
Net increase (decrease) in other borrowed funds	(4.1)	(26.1)	0.1
Repayments of long-term debt	(2.0)	(7.1)	0.1
Advances on long-term debt	0.1	2.8	5.0
Proceeds from issuance of common stock	1.0	1.8	2.4
Purchase and retirement of common stock	(2.5)	(1.0)	(1.3)
Dividends paid to common stockholders	(79.2)	(64.1)	(48.6)
Net cash provided by (used in) financing activities	144.3	25.2	(47.1)
Net increase (decrease) in cash and cash equivalents	254.8	63.1	(23.1)
Cash and cash equivalents at beginning of period	822.0	758.9	782.0
Cash and cash equivalents at end of period	$1,076.8	$822.0	$758.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$51.2	$25.3	$28.8
Cash paid during the period for interest expense	54.7	38.7	27.8

Supplemental disclosures of noncash investing and financing activities:
Amortization of unrealized gains and losses on transfers of securities	$—	$1.6	$3.0
Transfer of securities from held-to-maturity to available-for-sale	281.1	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	39.6	—	—
Transfer from long-term debt to other borrowed funds	—	—	20.0
Transfer of loans to other real estate owned	14.1	12.1	5.4
Capitalization of internally originated mortgage servicing rights	7.3	6.1	5.6

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$78.7	$3.1	$424.3
Investment securities held to maturity	—	—	57.3
Loans held for sale	0.5	—	10.3
Loans	416.6	713.1	2,079.3
Premises and equipment	24.6	14.0	47.7
Goodwill	75.3	101.1	231.9
Core deposit intangible	16.6	15.7	48.0
Mortgage servicing rights	—	—	3.5
Company-owned life insurance	15.2	9.5	57.0
Deferred tax assets	—	—	28.6
Interest receivable	2.2	3.6	7.6
Other real estate owned	2.4	0.6	1.2
Other assets	6.5	6.2	31.6
Total noncash assets acquired	$638.6	$866.9	$3,028.3

Liabilities assumed:
Deposits	$706.7	$696.3	$2,669.0
Securities sold under repurchase agreements	30.4	—	—
Accounts payable and accrued expenses	19.9	7.7	64.2
Long-term debt	4.1	7.0	—
Other borrowed funds	—	6.1	—
Trust preferred securities	—	4.4	—
Deferred tax liability	0.1	0.3	—
Total liabilities assumed	$761.2	$721.8	$2,733.2
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
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2019, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2018 and 2017 to conform to the 2019 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
Business Combinations. The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition related costs and restructuring costs are recognized as period expenses as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.
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
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one day periods and interest bearing deposits in banks with original maturities of less than three months. As of December 31, 2019 and 2018, the Company had cash of $769.3 million and $574.4 million, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately $46.3 million and $28.1 million as of December 31, 2019 and 2018, respectively, to reduce service charges for check clearing services.
Investment Securities. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. The unrealized gains and losses on these securities are reported, net of applicable income taxes, as a separate component of stockholders’ equity and comprehensive income. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.
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
Loans held for sale include residential mortgage loans originated for immediate sale. The Company has elected to account for loans held for sale using the fair value option. Under the fair value option, net loan origination fees are recognized in non-interest income at the time of origination. Subsequent changes in the estimated fair values of loans held for sale are recorded as unrealized gains and losses in non-interest income. Estimated fair values of loans held for sale are determined based upon current secondary market prices for loans with similar coupons, maturities and credit quality, or in the case of committed loans, on current delivery prices. Gains and losses on loans held for sale are recognized based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of loans held for sale, as well as realized gains and losses on the sale of loans, are included in non-interest income - mortgage banking revenues on the accompanying consolidated statements of income. Loans held for sale were $100.9 million and $33.3 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company had $1.4 million recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

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
Premises and Equipment. Buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 45 years for buildings and improvements and 4 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under a financing lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost. Costs incurred for maintenance and repairs are expensed as incurred.
We have leased branches and office space and have entered into various other agreements in conducting our business. Operating lease right-of-use assets are included within the Premises and Equipment line item and our operating lease liability is included within the Other Liabilities line item. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as property taxes are expensed as incurred. Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Upon adoption of ASU 2016-02, the Company elected to apply certain practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We elected the hindsight practical expedient to determine the lease term for existing leases.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

In recognizing lease right-of use assets and related lease liabilities, we determine whether an agreement represents a lease and at commencement of the lease we evaluate each agreement to determine whether the lease is an operating or financing lease. Some of our lease agreements have contained renewal options, tenant improvement allowances, rent holidays, and rent escalation clauses. We hold one financing lease with the remaining leases classified as operating leases. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For the Company’s leases that do not provide an implicit rate, we use an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The estimated lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
As of December 31, 2019 and 2018, deferred compensation plan assets were $18.2 million and $12.1 million, respectively. Corresponding deferred compensation plan liabilities were $18.2 million and $12.1 million as of December 31, 2019 and 2018, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2019, 2018, or 2017.
Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for loan losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense. Write-downs of $0.9 million, $0.1 million and $0.4 million were recorded in 2019, 2018 and 2017, respectively. The carrying value of foreclosed residential real estate properties included in other real estate owned was $2.3 million as of December 31, 2019, and $2.0 million as of December 31, 2018.
Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2019, restricted equity securities of the Federal Reserve Bank and the FHLB of $42.8 million and $10.7 million, respectively, were included in other assets at cost. As of December 31, 2018, restricted equity securities of the Federal Reserve Bank and the FHLB were $37.5 million and $10.7 million, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, the length of time a decline has persisted, the impact of legislative and regulatory changes on the issuing organizations and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2019, 2018 or 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Derivatives and Hedging Activities. For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes. As of December 31, 2019, the Company does not have an existing agreement.
The Company also enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2016. The Company had no material penalties as of December 31, 2019, 2018 or 2017.
Revenue Recognition. The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The principal source of revenue is interest income from loans and investments. The Company also earns non-interest income from various banking and financial services offered to its clients. Certain specific policies related to non-interest income include the following:
Wealth management and trust fee income
Wealth management and trust fee income represents monthly fees due from wealth management clients as consideration for managing the clients’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed. The Company does not earn performance-based incentives. Optional services such as settlement, court, and regulatory fees are also available to existing trust and asset management clients. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Annuity and insurance commissions
Annuity and insurance commissions primarily represent commissions received on annuity product sales. The Company acts as an intermediary between the Company’s client and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy, the carrier then remits the commission payment to the Company, and the Company recognizes the revenue at a point in time.
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
Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The "Segment Reporting" topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major clients. The Company is a holding company for a regional community bank, which offers a wide array of products and services to its clients. The Company has one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities.
For additional information concerning community banking, see “Business—Community Banking,” included in Part I, Item 1 of this report.
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $4.2 million, $3.2 million, and $3.5 million in 2019, 2018 and 2017, respectively.
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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $8.0 million, $5.6 million and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2019, 2018 and 2017 were $1.2 million, $1.1 million and $2.6 million, respectively, is included in income tax expense in the Company’s consolidated statements of income.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Consideration for the acquisition was $18.8 million, consisting of the issuance of 463,134 shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All CMYF stock options outstanding, vested and were settled by CMYF prior to the close of the transaction.
The assets and liabilities of CMYF were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in goodwill of $2.3 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of CMYF and the Company.
The Company recorded net assets acquired of approximately $16.5 million consisting of approximately $129.1 million in assets, inclusive of $78.8 million of loans, of which $0.7 million were classified as credit impaired, and assumed approximately $112.6 million of liabilities, inclusive of $110.1 million of deposits. Adjustments to the fair value marks for deferred taxes and accounts payable and accrued expenses were made since the prior quarter, none of which were material. The adjustments had no impact on 2019 earnings and resulted in a net increase to goodwill of $0.1 million from the third quarter reported balances. All amounts reported were finalized in the fourth quarter of 2019.
Core deposit intangible assets of $3.0 million are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.
Unaudited pro forma consolidated revenues and net income as if the CMYF acquisition had occurred as of January 1, 2019, are not presented because the effect of this acquisition was not considered significant.
The accompanying consolidated statements of income include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although CMYF legally merged with FIB, the acquired entity continued to do business as CMYF until June 7, 2019, at which point CMYF’s operations were integrated with the Company’s operations.
Idaho Independent Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of IIBK, a community bank headquartered in Coeur d'Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019.
Consideration for the acquisition was $157.3 million, consisting of the issuance of 3,871,422 shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All IIBK stock options outstanding, vested and were settled by IIBK prior to the close of the transaction.
The assets and liabilities of IIBK were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The purchase price allocation resulted in goodwill of $73.0 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of IIBK and the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table summarizes the consideration paid, fair values of the IIBK assets acquired and liabilities assumed, and the resulting goodwill. All amounts reported were finalized in the fourth quarter of 2019.

	As Recorded	Fair Value		As Recorded
As of April 8, 2019	by IIBK	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$270.7	$—		$270.7
Investment securities	62.7	0.5	(1)	63.2
Loans held for investment	347.6	(9.8)	(2)	337.8
Mortgage loans held for sale	0.5	—		0.5
Allowance for loan losses	(6.3)	6.3	(3)	—
Premises and equipment	16.5	4.8	(4)	21.3
Other real estate owned (“OREO”)	0.4	2.0	(5)	2.4
Company owned life insurance	15.2	—		15.2
Core deposit intangible assets	—	13.6	(6)	13.6
Deferred tax assets, net	3.2	(2.6)	(7)	0.6
Other assets	8.6	(0.7)	(8)	7.9
Total assets acquired	719.1	14.1		733.2

Liabilities assumed:
Deposits	596.5	0.1	(9)	596.6
Accounts payable and accrued expense	15.2	2.6	(10)	17.8
Other borrowed funds	4.0	0.1	(11)	4.1
Securities sold under repurchase agreements	30.4	—		30.4
Total liabilities assumed	646.1	2.8		648.9

Net assets acquired	$73.0	$11.3		$84.3

Consideration paid:
Class A common stock				157.3
Total consideration paid				$157.3

Goodwill				$73.0

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by IIBK. Adjustments to the fair value marks for deferred tax assets and accounts payable and accrued expenses were made since the prior quarter, none of which were material. The adjustments had no impact on 2019 earnings and a net decrease to goodwill of $1.1 million from the third quarter reported balances.

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
(4)
Write up of the book value of premises and equipment to their estimated fair values on the date of acquisition based upon broker’s opinion of value and to record the fair value of right-of-use asset leases.

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

(10)	Adjustment to the liability for the nonqualified retirement plan and to record the lease liability.
(11)	Adjustment of the book value of debt to the estimated fair values on the date of acquisition based upon interest rates in the market.

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
The accompanying consolidated statements of income include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although IIBK legally merged with FIB, the acquired entity continued to do business as IIBK until June 7, 2019, at which point IIBK’s operations were integrated with the Company’s operations.

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

(7)	Decrease due to the write-off of off-balance sheet reserves.
(8)	Write down of the book value of debt to the estimated fair values on the date of acquisition based upon favorable interest rates in the market.
(9)	Adjustment consists of the write-off of pre-existing deferred tax assets and purchase accounting adjustments as a result of the acquisition.

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
Acquisition related expenses
The Company recorded third party acquisition related costs of $20.3 million, $12.4 million and $27.2 million in 2019, 2018 and 2017, respectively. These costs are incorporated in non-interest expense in the Company’s consolidated statements of income and are summarized below.

	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017
Legal and professional fees	$1.0	$4.0	$9.6
Employee expenses	8.2	1.1	5.1
Technology conversion and contract termination	9.1	6.6	10.2
Other	2.0	0.7	2.3
Total acquisition related expenses	$20.3	$12.4	$27.2

(3)	GOODWILL AND CORE DEPOSIT INTANGIBLES
Goodwill

	Year Ended December 31,
	2019	2018
Net carrying value at beginning of period	$546.7	$444.7
Acquisitions and measurement period adjustments	74.9	102.0
Net carrying value at end of period	$621.6	$546.7

The Company performed its annual goodwill impairment qualitative assessment as of July 1, 2019, 2018, and 2017 and determined the Company’s goodwill was not considered impaired. In addition, there were no events or circumstances that occurred during the second half of 2019 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing as of December 31, 2019.
Core deposit intangibles (“CDI”) The following table sets forth activity for identifiable core deposit intangibles subject to amortization:

	Year Ended December 31,
	2019	2018
Gross CDI, beginning of period	$89.7	$74.0
Established through acquisitions	16.6	15.7
Reductions due to sale of accounts	(0.3)	—
Accumulated amortization	(43.9)	(32.8)
Net CDI, end of period	$62.1	$56.9

Amortization expense of CDI assets was $11.2 million, $7.9 million and $5.5 million for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.
CDI are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table provides estimated future CDI amortization expense:

Years ending December 31,
2020	$10.9
2021	9.9
2022	9.0
2023	8.2
2024	7.3
Thereafter	16.8
Total	$62.1

(4)	INVESTMENT SECURITIES

The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county and municipal securities	80.1	0.8	—	80.9
Obligations of U.S. government agencies	367.5	0.1	(0.8)	366.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,303.6	19.6	(6.0)	2,317.2
Private mortgage-backed securities	47.6	—	(0.4)	47.2
Corporate Securities	134.5	1.2	—	135.7
Other investments	3.2	—	—	3.2
Total	$2,945.5	$21.7	$(7.2)	$2,960.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$57.3	$2.1	$—	$59.4
Obligations of U.S. government agencies	19.8	—	—	19.8
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	13.9	0.1	—	14.0
Other investments	0.1	—	—	0.1
Total	$92.3	$2.2	$—	$94.5

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$2.6	$—	$—	$2.6
Obligations of U.S. government agencies	569.3	0.1	(10.2)	559.2
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,566.4	2.5	(24.1)	1,544.8
Private mortgage-backed securities	72.0	—	(1.8)	70.2
Corporate Securities	92.9	—	(1.0)	91.9
Other investments	2.0	—	—	2.0
Total	$2,305.2	$2.6	$(37.1)	$2,270.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county and municipal securities	$150.9	$1.8	$(0.9)	$151.8
Obligations of U.S. government agencies	19.8	—	(0.3)	19.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	189.7	0.3	(6.5)	183.5
Corporate securities	46.3	0.1	(0.6)	45.8
Other investments	0.1	—	—	0.1
Total	$406.8	$2.2	$(8.3)	$400.7

At December 31, 2018, we had $406.8 million of investment securities classified as held to maturity. As a result of the adoption of ASU 2017-12 discussed in “Note 27 – Recent Authoritative Accounting Guidance”, the Company transferred investment securities classified as held-to-maturity to investment securities available-for-sale. At the time of transfer, the amortized cost and fair value of these securities totaled $281.1 million and $275.1 million, respectively. In addition, the unrealized loss of $6.0 million was recorded in the consolidated statement of comprehensive income.

There were no material gross gains and no material gross losses realized on the disposition of available-for-sale securities in 2019 and 2018. There were $1.1 million of gross gains realized and $0.4 million of gross losses realized on the disposition of available-for-sale securities in 2017.

As of December 31, 2019, the Company had general obligation securities with amortized costs of $45.9 million included in state, county and municipal securities, of which $28.0 million were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.

The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2019 and 2018. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2019.

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$185.3	$(0.8)	$—	$—	$185.3	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	740.1	(4.6)	155.9	(1.4)	896.0	(6.0)
Private mortgage-backed securities	—	—	46.6	(0.4)	46.6	(0.4)
Total	$925.4	$(5.4)	$202.5	$(1.8)	$1,127.9	$(7.2)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$363.1	$(7.9)	$154.5	$(2.3)	$517.6	$(10.2)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	735.2	(14.5)	503.7	(9.6)	1,238.9	(24.1)
Private mortgage-backed securities	—	—	69.4	(1.8)	69.4	(1.8)
Corporate securities	24.9	(0.2)	51.4	(0.8)	76.3	(1.0)
Total	$1,123.2	$(22.6)	$779.0	$(14.5)	$1,902.2	$(37.1)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$25.9	$(0.3)	$57.1	$(0.6)	$83.0	$(0.9)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	45.0	(2.2)	120.2	(4.3)	165.2	(6.5)
Corporate securities	—	—	39.6	(0.6)	39.6	(0.6)
Obligations of U.S. government agencies	19.5	(0.3)	—	—	19.5	(0.3)
Total	$90.4	$(2.8)	$216.9	$(5.5)	$307.3	$(8.3)

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of each individual investment security. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer; and, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company had 338 and 760 individual investment securities that were in an unrealized loss position as of December 31, 2019 and 2018, respectively. Unrealized losses as of December 31, 2019 and 2018 related primarily to fluctuations in the current interest rates. The fair value of these investment securities is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As of December 31, 2019, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. No impairment losses were recorded during 2019, 2018 or 2017.

Maturities of investment securities at December 31, 2019 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2019	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$677.3	$661.4	$38.6	$38.6
After one year but within five years	1,486.2	1,470.9	29.7	30.1
After five years but within ten years	328.0	428.2	21.3	23.1
After ten years	454.0	399.5	2.7	2.7
Total	$2,945.5	$2,960.0	$92.3	$94.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

At December 31, 2019, the Company had investment securities callable within one year with amortized costs and estimated fair values of $181.2 million and $181.1 million, respectively. These investment securities are primarily classified as available-for-sale and included in the after five years but within ten years category in the table above. At December 31, 2019, the Company had no callable structured notes.

Maturities of securities do not reflect rate repricing opportunities present in adjustable rate mortgage-backed securities. At December 31, 2019 and 2018, the Company had variable rate mortgage-backed securities with amortized costs of $298.1 million and $219.5 million, respectively, classified as available-for-sale in the table above.

There are no significant concentrations of investments at December 31, 2019, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

Investment securities with amortized cost of $2,132.0 million and $1,943.1 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and securities sold under repurchase agreements. The approximate fair value of securities pledged at December 31, 2019 and 2018 was $2,144.9 million and $1,908.4 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(5)	LOANS

The following table presents loans by class as of the dates indicated:

December 31,	2019	2018
Real estate loans:
Commercial	$3,484.7	$3,235.4
Construction:
Land acquisition & development	302.1	321.6
Residential	244.1	242.8
Commercial	431.5	274.3
Total construction loans	977.7	838.7
Residential	1,546.1	1,542.0
Agricultural	226.6	217.4
Total real estate loans	6,235.1	5,833.5
Consumer:
Indirect consumer	784.6	787.8
Other consumer	179.0	200.6
Credit card	81.6	81.8
Total consumer loans	1,045.2	1,070.2
Commercial	1,371.3	1,310.3
Agricultural	279.1	254.8
Other, including overdrafts	—	1.6
Loans held for investment	8,930.7	8,470.4
Mortgage loans held for sale	100.9	33.3
Total loans	$9,031.6	$8,503.7

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Real estate loans include construction and permanent financing for both single-family and multi-unit properties, term loans for commercial, agricultural and industrial property and/or buildings and home equity loans and lines of credit secured by real estate. Longer-term residential real estate loans are generally sold in the secondary market. Those residential real estate loans not sold are typically secured by first liens on the financed property and generally mature in less than fifteen years. Home equity loans and lines of credit are typically secured by first or second liens on residential real estate and generally do not exceed a loan to value ratio of 80%. The Company had home equity loans and lines of credit of $423.5 million and $409.5 million as of December 31, 2019 and 2018, respectively, included in residential real estate loans. Commercial and agricultural real estate loans are generally secured by first liens on income-producing real estate and generally mature in less than 5 years.
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
Included in the loan table above, are loans acquired in business combinations including certain loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The following table displays the outstanding unpaid principal balance and accrual status of loans acquired with credit impairment as of December 31, 2019 and 2018.

December 31,	2019	2018
Outstanding principal	$49.8	$43.4
Carrying value:
Loans on accrual status	36.8	30.2
Total carrying value	$36.8	$30.2

The following table summarizes changes in the accretable yield for loans acquired credit impaired for the years ended December 31, 2019, 2018, and 2017:

Year Ended December 31,	2019	2018	2017
Beginning balance	$8.9	$7.3	$6.8
Acquisitions	3.4	3.2	1.9
Additions	—	0.6	0.1
Accretion income	(3.4)	(3.1)	(2.9)
Reductions due to exit events	(1.4)	(1.1)	(1.5)
Reclassifications from nonaccretable differences	2.5	2.0	2.9
Ending balance	$10.0	$8.9	$7.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present the contractual aging of the Company’s recorded investment in past due loans by class as of the period indicated:

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans
Real estate
Commercial	$5.5	$1.1	$0.6	$7.2	$3,464.5	$13.0	$3,484.7
Construction:
Land acquisition & development	0.7	0.8	0.3	1.8	298.9	1.4	302.1
Residential	1.5	0.8	—	2.3	241.8	—	244.1
Commercial	—	—	—	—	431.0	0.5	431.5
Total construction loans	2.2	1.6	0.3	4.1	971.7	1.9	977.7
Residential	3.8	1.4	1.1	6.3	1,535.2	4.6	1,546.1
Agricultural	0.8	0.5	—	1.3	220.1	5.2	226.6
Total real estate loans	12.3	4.6	2.0	18.9	6,191.5	24.7	6,235.1
Consumer:
Indirect consumer	7.6	1.9	0.5	10.0	773.0	1.6	784.6
Other consumer	1.2	0.5	0.1	1.8	176.7	0.5	179.0
Credit card	0.8	0.5	0.8	2.1	79.5	—	81.6
Total consumer loans	9.6	2.9	1.4	13.9	1,029.2	2.1	1,045.2
Commercial	4.8	2.6	2.3	9.7	1,347.9	13.7	1,371.3
Agricultural	0.9	0.1	—	1.0	275.7	2.4	279.1
Other, including overdrafts	—	—	—	—	—	—	—
Loans held for investment	27.6	10.2	5.7	43.5	8,844.3	42.9	8,930.7
Mortgage loans originated for sale	—	—	—	—	100.9	—	100.9
Total loans	$27.6	$10.2	$5.7	$43.5	$8,945.2	$42.9	$9,031.6

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

Acquired loans that meet the criteria for non-accrual of interest prior to the acquisition were considered performing upon acquisition. If interest on non-accrual loans had been accrued, such income would have approximated $2.5 million, $3.0 million and $3.5 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

	December 31, 2019
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$29.2	$12.9	$10.8	$23.7	$0.7
Construction:
Land acquisition & development	9.2	0.4	2.6	3.0	0.5
Residential	0.1	—	—	—	—
Commercial	1.0	0.5	—	0.5	0.1
Total construction loans	10.3	0.9	2.6	3.5	0.6
Residential	6.9	3.9	1.8	5.7	0.2
Agricultural	8.6	5.2	3.0	8.2	0.2
Total real estate loans	55.0	22.9	18.2	41.1	1.7
Commercial	25.5	12.0	5.3	17.3	1.7
Agricultural	6.9	2.3	4.0	6.3	0.2
Total	$87.4	$37.2	$27.5	$64.7	$3.6

	December 31, 2018
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22.2	$8.6	$7.7	$16.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.5	3.9	0.2
Residential	1.1	0.6	0.4	1.0	0.1
Commercial	0.7	0.2	—	0.2	—
Total construction loans	11.8	1.2	3.9	5.1	0.3
Residential	8.8	5.7	2.0	7.7	0.3
Agricultural	12.9	12.5	0.2	12.7	—
Total real estate loans	55.7	28.0	13.8	41.8	1.3
Commercial	24.1	5.5	14.4	19.9	5.2
Agricultural	3.2	2.5	0.6	3.1	0.3
Total	$83.0	$36.0	$28.8	$64.8	$6.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2017
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$45.6	$20.9	$14.1	$35.0	$3.9
Construction:
Land acquisition & development	10.0	3.4	0.5	3.9	—
Residential	1.8	1.7	—	1.7	—
Commercial	4.7	0.4	3.5	3.9	2.2
Total construction loans	16.5	5.5	4.0	9.5	2.2
Residential	11.5	8.2	2.0	10.2	0.1
Agricultural	3.7	3.6	—	3.6	—
Total real estate loans	77.3	38.2	20.1	58.3	6.2
Commercial	29.5	12.4	11.4	23.8	4.4
Agricultural	1.1	0.8	0.3	1.1	0.2
Total	$107.9	$51.4	$31.8	$83.2	$10.8

The following tables present the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$41.4	$0.1	$50.0	$0.1	$63.5	$0.3
Commercial	18.7	0.2	21.9	0.2	28.1	0.2
Agricultural	4.6	—	2.1	—	2.4	—
Total	$64.7	$0.3	$74.0	$0.3	$94.0	$0.5

The amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans are applied to principal. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. If interest on impaired loans had been accrued, interest income on impaired loans during 2019, 2018, and 2017 would have been approximately $2.5 million, $3.0 million and $3.5 million, respectively.

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

The Company had loans renegotiated in troubled debt restructurings of $24.9 million as of December 31, 2019, of which $19.4 million were included in non-accrual loans and $5.5 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $23.4 million as of December 31, 2018, of which $17.8 million were included in non-accrual loans and $5.6 million were on accrual status.

The following table presents information on the Company’s troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2019		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial real estate	4	$0.2	$0.2	$—	$2.9	$3.3
Commercial	1	—	—	—	5.0	5.0
Agriculture	6	—	—	—	2.1	2.1
Total loans restructured	11	$0.2	$0.2	$—	$10.0	$10.4

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2018		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial real estate	3	$3.6	$—	$—	$—	$3.6
Agriculture real estate	1	—	—	—	0.2	0.2
Consumer	1	—	—	—	0.3	0.3
Total loans restructured	5	$3.6	$—	$—	$0.5	$4.1

	Number of Notes	Type of Concession				Principal Balance at Restructure Date
Year Ended December 31, 2017		Interest only period	Extension of terms or maturity	Interest rate adjustment	Other
Commercial	17	$1.2	$2.0	$—	$6.0	$9.2
Agriculture	1	—	0.1	—	—	0.1
Total loans restructured	24	$2.7	$3.3	$—	$6.9	$12.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Other concessions include payment reductions or deferrals for a specified period of time or the extension of amortization schedules. A specific reserve may have been previously recorded for loans modified in troubled debt restructurings that were on non-accrual status or otherwise deemed impaired before the modification. In periods subsequent to modification, the Company continues to evaluate all loans modified in troubled debt restructurings for possible impairment, which is recognized through the allowance for loan losses. Financial effects of modifications may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to loans modified in troubled debt restructurings taken at the time of restructuring during 2019, 2018, and 2017.

The Company considers a payment default to occur on loans modified in troubled debt restructurings when the loan is 90 days or more past due or was placed on non-accrual status after the modification. The Company’s loans modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period were not significant as of December 31, 2019 and December 31, 2018. As of December 31, 2017, the Company had one $1.3 million commercial loan modified in troubled debt restructurings within the previous 12 months for which there was a payment default during the period. As of December 31, 2019, 2018, and 2017 all of the loans modified in troubled debt restructurings with payment defaults during the previous twelve months were on non-accrual status.

At December 31, 2019, there were no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following tables present the Company’s recorded investment in criticized loans by class and credit quality indicator based on the most recent analysis performed as of the dates indicated:

As of December 31, 2019	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$84.7	$97.3	$0.8	$182.8
Construction:
Land acquisition & development	3.8	1.9	1.0	6.7
Residential	0.9	2.2	—	3.1
Commercial	1.7	1.5	—	3.2
Total construction loans	6.4	5.6	1.0	13.0
Residential	2.6	7.8	0.3	10.7
Agricultural	14.3	26.6	—	40.9
Total real estate loans	108.0	137.3	2.1	247.4
Consumer:
Indirect consumer	0.2	2.9	—	3.1
Direct consumer	0.4	0.8	0.1	1.3
Total consumer loans	0.6	3.7	0.1	4.4
Commercial	40.4	60.3	3.6	104.3
Agricultural	8.5	22.7	0.1	31.3
Total	$157.5	$224.0	$5.9	$387.4

As of December 31, 2018	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans
Real estate:
Commercial	$102.5	$87.4	$2.9	$192.8
Construction:
Land acquisition & development	5.0	7.0	3.3	15.3
Residential	2.8	2.0	0.4	5.2
Commercial	1.7	3.9	—	5.6
Total construction loans	9.5	12.9	3.7	26.1
Residential	3.0	10.8	0.7	14.5
Agricultural	9.0	24.0	0.1	33.1
Total real estate loans	124.0	135.1	7.4	266.5
Consumer:
Indirect consumer	0.7	2.1	0.1	2.9
Direct consumer	0.3	0.8	0.1	1.2
Total consumer loans	1.0	2.9	0.2	4.1
Commercial	39.4	45.8	11.8	97.0
Agricultural	14.4	17.8	1.5	33.7
Total	$178.8	$201.6	$20.9	$401.3

The Company maintains a credit review function, which is independent of the credit approval process, to assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all categories of criticized loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(6)	ALLOWANCE FOR LOAN LOSSES

The following tables present a summary of changes in the allowance for loan losses by portfolio segment:

Year Ended December 31, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0
Provision charged (credited) to operating expense	(1.3)	10.6	4.5	0.1	—	13.9
Less loans charged-off	(3.5)	(13.0)	(6.6)	(0.5)	—	(23.6)
Add back recoveries of loans previously charged-off	2.7	3.6	3.4	—	—	9.7
Ending balance	$28.9	$9.9	$32.6	$1.6	$—	$73.0

Individually evaluated for impairment	$1.7	$—	$1.7	$0.2	$—	$3.6
Collectively evaluated for impairment	27.2	9.9	30.9	1.4	—	69.4
Ending balance	$28.9	$9.9	$32.6	$1.6	$—	$73.0

Total loans:
Individually evaluated for impairment	$41.1	$—	$17.3	$6.3	$—	$64.7
Collectively evaluated for impairment	6,194.0	1,045.2	1,354.0	272.8	—	8,866.0
Total loans held for investment	$6,235.1	$1,045.2	$1,371.3	$279.1	$—	$8,930.7

Year Ended December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1
Provision charged (credited) to operating expense	(0.7)	6.8	1.9	0.6	—	8.6
Less loans charged-off	(3.7)	(11.3)	(4.7)	—	—	(19.7)
Add back recoveries of loans previously charged-off	3.7	4.5	3.6	0.2	—	12.0
Ending balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0

Individually evaluated for impairment	$1.3	$—	$5.2	$0.3	$—	$6.8
Collectively evaluated for impairment	29.7	8.7	26.1	1.7	—	66.2
Ending balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0

Total loans:
Individually evaluated for impairment	$41.8	$—	$19.9	$3.1	$—	$64.8
Collectively evaluated for impairment	5,791.7	1,070.2	1,290.4	251.7	1.6	8,405.6
Total loans held for investment	$5,833.5	$1,070.2	$1,310.3	$254.8	$1.6	$8,470.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Year Ended December 31, 2017	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$28.6	$7.7	$38.1	$1.8	$—	$76.2
Provision charged (credited) to operating expense	6.0	8.1	(2.9)	(0.2)	—	11.0
Less loans charged-off	(4.3)	(11.3)	(6.8)	(0.4)	—	(22.8)
Add back recoveries of loans previously charged-off	1.4	4.2	2.1	—	—	7.7
Ending balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1

Individually evaluated for impairment	$6.2	$—	$4.4	$0.2	$—	$10.8
Collectively evaluated for impairment	25.5	8.7	26.1	1.0	—	61.3
Ending balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1

Total loans:
Individually evaluated for impairment	$58.3	$—	$23.8	$1.1	$—	$83.2
Collectively evaluated for impairment	5,118.5	1,034.4	1,191.6	135.1	4.9	7,484.5
Total loans held for investment	$5,176.8	$1,034.4	$1,215.4	$136.2	$4.9	$7,567.7

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

Specific allowances are established for loans where management has determined that probability of a loss exists by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and any relevant qualitative or economic factors impacting the loan. Historical valuation allowances are determined by applying percentage loss factors to the credit exposures from outstanding loans. For commercial, agricultural and real estate loans, loss factors are applied based on the internal risk classifications of these loans. For consumer loans, loss factors are applied on a portfolio basis. For commercial, agriculture and real estate loans, loss factor percentages are based on a migration analysis of our historical loss experience, designed to account for credit deterioration. For consumer loans, the loss factor percentages are based on a three-year loss history for the 2018 and 2019 periods and on a one-year loss history for the 2017 comparable periods. The loan loss rates for 2018 and 2019 also incorporate the available loss history data from BOTC prior to the merger date to represent a consolidated institutional loss rate for both originated and acquired portfolios. General valuation allowances are determined by evaluating, on a quarterly basis, changes in the nature and volume of the loan portfolio, overall portfolio quality, industry concentrations, current economic and regulatory conditions and the estimated impact of these factors on historical loss rates.

An allowance for loan losses is established for loans acquired deemed credit impaired and for which the Company projects a decrease in the expected cash flows in periods subsequent to the acquisition of such loans. As of December 31, 2019 and 2018, the Company’s allowance for loan losses included $1.0 million and $0.8 million, respectively, related to loans acquired credit impaired.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(7)	PREMISES AND EQUIPMENT

Premises and equipment and related accumulated depreciation are as follows:

December 31,	2019	2018
Land	$50.8	$49.9
Buildings and improvements	330.1	268.1
Furniture and equipment	94.2	104.0
Total premises and equipment	475.1	422.0
Less accumulated depreciation	(169.1)	(176.8)
Premises and equipment, net	$306.0	$245.2

Depreciation expense was $23.3 million, $16.2 million, and $14.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note 18—Commitments and Contingencies.

(8)	COMPANY-OWNED LIFE INSURANCE

Company-owned life insurance consists of the following:

December 31,	2019	2018
Key executive, principal shareholder	$4.4	$4.7
Key executive split dollar	7.0	9.4
Group life	282.4	261.0
Total	$293.8	$275.1

The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $4.4 million and $4.7 million at December 31, 2019 and 2018, respectively.

The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $7.0 million and $9.4 million at December 31, 2019 and 2018, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.

The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $282.4 million and $261.0 million at December 31, 2019 and 2018, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement with each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured’s designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured’s designated beneficiary if the insured is employed by the Company at the time of death.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(9)	OTHER REAL ESTATE OWNED

Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2019	2018	2017
Balance at beginning of year	$14.4	$10.1	$10.0
Acquisitions	2.4	0.6	1.2
Additions	14.1	12.1	5.4
Capitalized improvements	0.3	—	—
Valuation adjustments	(0.9)	(0.1)	(0.4)
Dispositions	(21.8)	(8.3)	(6.1)
Balance at end of year	$8.5	$14.4	$10.1

Write-downs of $0.9 million, $0.1 million, and $0.4 million during 2019, 2018, and 2017, respectively, were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals.

(10)	DERIVATIVES AND HEDGING ACTIVITIES

The notional amounts and estimated fair values of the Company’s derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	December 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets)
Non-hedging interest rate derivatives:
Interest rate swap contracts	$503.2	$21.9	$403.3	$8.8
Interest rate lock commitments	67.8	1.3	51.0	1.3
Total derivative assets	$571.0	$23.2	$454.3	$10.1

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets)
Non-hedging interest rate derivatives:
Interest rate swap contracts	$503.2	$21.9	$403.3	$8.8
Forward loan sales contracts	128.0	0.3	64.6	0.6
Total derivative liabilities	$631.2	$22.2	$467.9	$9.4

The Company did not hold derivatives designated as hedging instruments at December 31, 2019 and 2018.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$21.9	$—	$21.9	$0.1	$18.0	$3.8
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	23.2	—	23.2	0.1	18.0	5.1
Total assets	$23.2	$—	$23.2	$0.1	$18.0	$5.1

Financial Liabilities
Interest rate swap contracts	$21.9	$—	$21.9	$0.1	$—	$21.8
Mortgage related derivatives	0.3	—	0.3	—	—	0.3
Total derivatives	22.2	—	22.2	0.1	—	22.1
Repurchase agreements	697.6	—	697.6	—	697.6	—
Total liabilities	$719.8	$—	$719.8	$0.1	$697.6	$22.1

	December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$8.8	$—	$8.8	$2.7	$2.4	$3.7
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	10.1	—	10.1	2.7	2.4	5.0
Total assets	$10.1	$—	$10.1	$2.7	$2.4	$5.0

Financial Liabilities
Interest rate swap contracts	$8.8	$—	$8.8	$2.7	$4.1	$2.0
Mortgage related derivatives	0.6	—	0.6	—	—	0.6
Total derivatives	9.4	—	9.4	2.7	4.1	2.6
Repurchase agreements	712.4	—	712.4	—	712.4	—
Total liabilities	$721.8	$—	$721.8	$2.7	$716.5	$2.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company’s statements of income:

As of or For The Year Ended December 31,	2019	2018	2017
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$—	$—	$(1.1)
Reclassification adjustment for derivative net (gains) losses included in income	—	—	1.1
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	—	0.3	—
Amount of net fee income recognized in other non-interest income	2.5	1.3	0.8
Amount of net gains (losses) recognized in mortgage banking revenues	$0.3	$(0.5)	$(1.7)

(11)	MORTGAGE SERVICING RIGHTS

Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2019	2018	2017
Balance at beginning of year	$27.7	$24.8	$18.7
Acquisitions of mortgage servicing rights	—	—	3.5
Originations of mortgage servicing rights	7.3	6.0	5.6
Amortization expense	(4.4)	(3.1)	(3.0)
Balance at end of year	30.6	27.7	24.8
Less valuation reserve	(0.4)	—	—
Balance at end of year, net of valuation reserve	$30.2	$27.7	$24.8

Principal balance of serviced loans underlying mortgage servicing rights	$3,710.1	$3,698.2	$3,636.7
Mortgage servicing rights as a percentage of serviced loans	0.81%	0.75%	0.68%

At December 31, 2019, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $34.8 million and 6.0 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.3% to 11.0% and monthly prepayment speeds ranging from 0.6% to 1.5% depending upon the risk characteristics of the underlying loans. At December 31, 2018, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $42.4 million and 8.0 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 10.4% to 12.1% and monthly prepayment speeds ranging from 0.4% to 1.5% depending upon the risk characteristics of the underlying loans. There were no material impairments reversed in 2019, 2018 and 2017, respectively. No permanent impairment was recorded in 2019, 2018, or 2017.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(12)	DEPOSITS

Deposits are summarized as follows:

December 31,	2019	2018
Non-interest bearing demand	$3,426.5	$3,158.3
Interest bearing:
Demand	3,195.4	2,957.5
Savings	3,591.6	3,247.9
Time, $100 and over	651.1	547.6
Time, other	798.9	769.4
Total interest bearing	8,237.0	7,522.4
Total deposits	$11,663.5	$10,680.7

Other time deposits include $2.9 million and $24.1 million brokered deposits as of December 31, 2019 and 2018, respectively, and deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $117.7 million and $87.1 million as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company had time deposits of $278.4 million and $221.0 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.

Maturities of time deposits at December 31, 2019 are as follows:

	Time, $100 and Over	Total Time
Due within 3 months or less	$101.6	$323.6
Due after 3 months and within 6 months	140.8	301.4
Due after 6 months and within 12 months	273.7	515.9
Due within 2021	104.0	220.4
Due within 2022	23.6	64.0
Due within 2023	3.5	13.9
Due within 2024 and thereafter	3.9	10.8
Total	$651.1	$1,450.0

Interest expense on time deposits of $100 and over was $11.5 million, $5.0 million, and $3.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(13)	LONG-TERM DEBT AND OTHER BORROWED FUNDS

A summary of long-term debt follows:

December 31,	2019	2018
Subsidiaries:
8.00% capital lease obligation with term ending October 25, 2029	$1.2	$1.3
6.24% note payable maturing September 6, 2032, principal due at maturity, interest payable monthly	—	1.8
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	5.0	5.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until December 31, 2025 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
Total long-term debt	$13.9	$15.8

Maturities of long-term debt at December 31, 2019 are as follows:
2020	$0.1
2021	0.1
2022	5.1
2023	0.1
2024	0.1
Thereafter	8.4
Total	$13.9

The Company has available lines of credit with the FHLB of approximately $1,616.0 million, subject to collateral availability. As of December 31, 2019 and 2018, there were no long or short-term advances outstanding with the FHLB.

The Company has a financing lease obligation on a banking office. Assets acquired under the financing lease, consist solely of a building and leasehold improvements, and are included in premises and equipment subject to depreciation.

The Company borrowed or assumed through acquisitions $12.6 million and $14.4 million as of December 31, 2019 and 2018, respectively, related to New Market Tax Credits. During the third quarter of 2019, the Company redeemed the note payable maturing September 2032. The long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 6.24% and maturities from July 29, 2022 through December 31, 2041, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.

As of December 31, 2019 and 2018, the Company had no material other borrowed funds.

The Company has federal funds lines of credit with third parties amounting to $205.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $455.6 million secured by a blanket pledge of indirect consumer loans, and has an unused $50.0 million revolving line of credit with U.S. Bank National Association.

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

A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2019	2018
October 2007	January 1, 2038	$10.3	$10.3
November 2007	December 15, 2037	15.5	15.5
December 2007	December 15, 2037	20.6	20.6
December 2007	April 1, 2038	15.5	15.5
January 2008	April 1, 2038	10.3	10.3
January 2008	April 1, 2038	10.3	10.3
June 2005	June 30, 2035	4.4	4.4
Total subordinated debentures held by subsidiary trusts		$86.9	$86.9

In October 2007, the Company issued $10.3 million of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2019, the interest rate on the Subordinated Debentures was 4.35%.

In November 2007, the Company issued $15.5 million of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2019, the interest rate on the Subordinated Debentures was 4.64%.

In December 2007, the Company issued $20.6 million of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2019, the interest rate on the Subordinated Debentures was 4.29%.

In December 2007, the Company issued $15.5 million of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2019 the interest rate on the Subordinated Debentures was 4.80%.

In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2019 the interest rate on the Subordinated Debentures was 4.85%.

In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2019, the interest rate on the Subordinated Debentures was 4.85%.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

In conjunction with the acquisition of Northwest in August 2018, the Company acquired Northwest Bancorporation Capital Trust I (“Trust VII”). The Northwest Trust was formed for the exclusive purpose of issuing an aggregate of $5.0 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Northwest Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $0.2 million of common equity securities to Northwest. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Northwest Subordinated Debentures”) issued by Northwest. The Subordinated Debentures bore interest at a fixed rate of 5.95% for five years after issuance until June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 1.70% per annum. As of December 31, 2019 the interest rate on the Subordinated Debentures was 3.66%.

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

The Company had 43,129,085 shares of Class A common stock and 22,117,254 shares of Class B common stock outstanding as of December 31, 2019. The Company had 38,169,575 shares of Class A common stock and 22,453,672 shares of Class B common stock outstanding as of December 31, 2018.

During 2019, the Company issued 22,417 shares of its Class A common stock with an aggregate value of $0.8 million to directors for their service on the Company’s board of directors during 2019. During 2018, the Company issued 11,389 shares of its Class A common stock with an aggregate value of $0.5 million to directors for their service on the Company’s board of directors during 2018. The aggregate value of the shares issued to directors of is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.

During 2019 and 2018, the Company did not repurchase any shares of its Class A common stock other than stock repurchases which were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2019	2018	2017
Net income, basic and diluted	$181.0	$160.2	$106.5
Weighted average common shares outstanding for basic earnings per share computation	63,645,029	57,778,857	51,429,366
Dilutive effects of stock-based compensation	239,839	438,266	473,843
Weighted average common shares outstanding for diluted earnings per common share computation	63,884,868	58,217,123	51,903,209

Basic earnings per common share	$2.84	$2.77	$2.07
Diluted earnings per common share	2.83	2.75	2.05

The Company had 150, 448, and 83,635 unvested time restricted stock outstanding as of December 31, 2019, 2018, and 2017 respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 138,298, 83,475, and 113,874 shares of unvested restricted stock as of December 31, 2019, 2018, and 2017, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2019, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2019, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.

As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2019 and 2018, the Bank met these requirements.

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

The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2019 and 2018 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total risk-based capital:
Consolidated	$1,495.3	14.10%	$848.5	8.00%	$1,113.6	10.50%	$1,060.6	10.00%
FIB	1,321.4	12.50	845.8	8.00	1,110.1	10.50	1,057.2	10.00
Tier 1 risk-based capital:
Consolidated	1,422.3	13.41	636.3	6.00	901.5	8.50	848.5	8.00
FIB	1,248.4	11.81	634.3	6.00	898.6	8.50	845.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,338.2	12.62	477.3	4.50	742.4	7.00	689.4	6.50
FIB	1,248.4	11.81	475.7	4.50	740.0	7.00	687.2	6.50
Leverage capital ratio:
Consolidated	1,422.3	10.13	561.6	4.00	561.6	4.00	702.0	5.00
FIB	1,248.4	8.91	560.4	4.00	560.4	4.00	700.4	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total risk-based capital:
Consolidated	$1,285.0	12.99%	$791.2	8.00%	$976.6	9.88%	$989.0	10.00%
FIB	1,184.5	12.01	788.8	8.00	973.7	9.88	986.0	10.00
Tier 1 risk-based capital:
Consolidated	1,212.0	12.26	593.4	6.00	778.8	7.88	791.2	8.00
FIB	1,111.6	11.27	591.6	6.00	776.5	7.88	788.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,127.8	11.40	445.0	4.50	630.5	6.38	642.8	6.50
FIB	1,111.6	11.27	443.7	4.50	628.6	6.38	640.9	6.50
Leverage capital ratio:
Consolidated	1,212.0	9.47	511.9	4.00	511.9	4.00	639.9	5.00
FIB	1,111.6	8.97	495.9	4.00	495.9	4.00	619.8	5.00

(1) The ratios for the well capitalized requirement are only applicable to FIB. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied on a consolidated basis.

(18)	COMMITMENTS AND CONTINGENCIES

The Company had commitments under construction contracts of $2.1 million as of December 31, 2019.

The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.

The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $4.8 million, $3.2 million, and $2.5 million, in 2019, 2018 and 2017, respectively.

The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2019, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2020	$5.0	$1.4	$6.4
2021	4.7	1.4	6.1
2022	4.4	1.2	5.6
2023	4.2	1.0	5.2
2024	4.1	1.0	5.1
Thereafter	20.5	1.6	22.1
Total	$42.9	$7.6	$50.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; unmarketability; etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.9 million and $1.5 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2019 and 2018, respectively. The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2019, 2018 and 2017. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

A substantial portion of the Company’s clients’ ability to honor their contracts is dependent on the economy in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. The Company’s loan portfolio is diversified and assigned to risk classifications by industry concentrations and the current economic conditions. These industry concentrations of credit are taken into consideration by management in determining the allowance for loan and lease losses.

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the client. Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing commercial properties.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Generally, commitments to extend credit are subject to annual renewal. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit to borrowers approximated $2,807.8 million at December 31, 2019, which included $764.1 million on unused credit card lines and $1,212.7 million with commitment maturities beyond one year. Commitments to extend credit to borrowers approximated $2,620.4 million at December 31, 2018, which included $726.7 million on unused credit card lines and $1,058.5 million with commitment maturities beyond one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Most commitments extend for no more than two years and are generally subject to annual renewal. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. At December 31, 2019 and 2018, the Company had outstanding stand-by letters of credit of $42.7 million and $46.7 million, respectively. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(20)	INCOME TAXES

Income tax expense consists of the following:

Year ended December 31,	2019	2018	2017
Current:
Federal	$40.5	$23.1	$24.3
State	8.2	7.2	5.0
Total current	48.7	30.3	29.3
Deferred:
Federal	3.7	12.3	18.4
State	1.7	3.5	2.5
Total deferred	5.4	15.8	20.9
Total income tax expense	$54.1	$46.1	$50.2

Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017, respectively, to income before income taxes due to the following:

Year ended December 31,	2019	2018	2017
Tax expense at the statutory tax rate	$49.4	$43.3	$54.9
Increase (decrease) in tax resulting from:
Tax-exempt income	(2.8)	(2.8)	(4.5)
State income tax, net of federal income tax benefit	9.9	8.5	4.9
Benefit of stock-based compensation plans	(1.2)	(1.1)	(2.6)
Federal tax credits	(2.0)	(2.6)	(2.5)
Benefit due to enactment of federal tax reform	—	—	(2.2)
Other, net	0.8	0.8	2.2
Tax expense at effective tax rate	$54.1	$46.1	$50.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2019	2018
Deferred tax assets:
Loans, principally due to allowance for loan losses	$18.1	$18.4
Loan discount	7.2	8.3
Investment securities, unrealized losses	—	8.9
Deferred compensation	18.1	17.0
Non-performing loan interest	1.0	1.2
Other real estate owned write-downs and carrying costs	0.1	0.3
Tax credit carryforwards (1)	0.2	0.1
Net operating loss carryforwards (2)	2.6	3.9
Lease liabilities	9.9	—
Other	0.9	0.1
Deferred tax assets	58.1	58.2
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(8.8)	(6.9)
Deferred loan costs	(2.8)	(2.6)
Investment securities, unrealized gains	(3.9)	—
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(0.7)	(0.8)
Right of use assets	(9.7)	—
Prepaid amounts	(0.5)	(0.6)
Government agency stock dividends	(1.2)	(1.5)
Goodwill and core deposit intangibles	(49.2)	(44.2)
Mortgage servicing rights	(7.2)	(6.4)
Other	(0.8)	(3.8)
Deferred tax liabilities	(84.8)	(66.8)
Net deferred tax assets (liabilities)	$(26.7)	$(8.6)

(1) Based on filed tax returns and amounts expected to be reported in current year tax returns (December 31, 2019), we had remaining federal tax credit carryforwards of $0.1 million from acquired companies. The remaining federal tax credits were primarily generated from AMT tax credit carryforwards, and their use is subject to annual limitations.

(2) As of December 31, 2019, we had remaining federal net operating loss carryforwards of $3.8 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2029 and ending in 2037 and the state net operating losses will expire beginning in 2020 and ending in 2034. The use of these carryforwards is subject to annual limitations.

The Company had current net income tax receivables of $6.1 million and $2.0 million at December 31, 2019 and 2018, respectively.

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

The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under all other than existing share-based award plans. The 2006 Plan continues with respect to awards made prior to June 2015. All shares of common stock available for future grant under the 2006 Plan were transferred into the 2015 Plan. At December 31, 2019, there were 1,492,762 common shares available for future grant under the 2015 Plan.

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

No stock option awards were granted in 2019 or 2018. All outstanding stock option awards were fully vested as of December 31, 2016. As such, there was no compensation expense or related income tax benefits recognized related to stock option awards in 2019 or 2018. Compensation expense related to stock option awards and the related income tax benefits for the year ended December 31, 2016 were not considered material.

The following table summarizes Class A and Class B stock option activity under the Company’s active stock option plans:

Year Ended December 31, 2019	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	428,176	$15.61
Granted	—	—
Exercised	(191,193)	15.76
Forfeited	(15,786)	17.05
Expired	—	—
Outstanding options, end of year	221,197	$15.33	1.03
Outstanding options exercisable, end of year	221,197	$15.33	1.03

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The total intrinsic value of fully-vested stock options outstanding as of December 31, 2019 was $5.8 million. The total intrinsic value of options exercised was $4.9 million, $4.9 million and $6.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.9 million, $0.9 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company received cash of $1.0 million, $1.8 million and $2.4 million from stock option exercises during the years ended December 31, 2019, 2018 and 2017, respectively. The Company redeemed common stock with aggregate values of $2.0 million, $1.6 million and $2.8 million tendered in payment for stock option exercises during the years ended December 31, 2019, 2018 and 2017, respectively.

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

All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $8.0 million, $5.6 million and $3.3 million was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, respectively. Related income tax benefits recognized for the years ended December 31, 2019, 2018 and 2017 were $0.4 million, $0.2 million and $0.6 million, respectively.

The following table presents information regarding the Company’s restricted stock:

As of December 31, 2019	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	380,584	$37.46
Granted	230,922	41.29
Vested	(202,286)	33.24
Forfeited	(46,198)	41.18
Canceled	—	—
Restricted stock, end of year	363,022	$41.47

During 2019, the Company issued 230,922 restricted common shares. The 2019 restricted share awards included 18,335 additional shares related to the 2016 performance restricted stock grants and 72,926 performance restricted shares, of which 36,463 vest in varying percentages upon achievement of defined return on equity performance goals, and 36,463 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the 2019 performance restricted shares is also contingent on employment as of December 31, 2021. Additionally, 139,661 time-restricted shares were issued during 2019 that vest one-third on each annual anniversary of the grant date through February 15, 2022, contingent on continued employment through the vesting date.

As of December 31, 2019, there was $8.1 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.10 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(22)	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a noncontributory profit sharing plan. All employees, other than temporary employees, working 20 hours or more per week are eligible to participate in the profit sharing plan. The Company’s Board of Directors authorizes all contributions to the profit sharing plan. Participants become 100% vested upon the completion of two years of vesting service. Accrued contribution expense for this plan of $2.1 million, $2.4 million and $1.6 million in 2019, 2018 and 2017, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributes 100% of the first 5% of the participating employee’s eligible compensation. Contribution expense for this plan of $7.0 million, $6.3 million and $5.5 million in 2019, 2018 and 2017, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

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

The Plan’s unfunded benefit obligation of $0.4 million and $0.5 million as of December 31, 2019 and 2018, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $0.7 million, $0.8 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2019, and the net periodic benefit costs for the year then ended, included a discount rate of 3.6% and a 5.5% annual increase in the per capita cost of covered healthcare benefits. Weighted average actuarial assumptions used to determine the post-retirement benefit obligation at December 31, 2018, and the net periodic benefit costs for the year then ended, included a discount rate of 3.6% and a 6.0% annual increase in the per capita cost of covered healthcare benefits. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service and interest cost components of the net periodic benefit cost or the accumulated post-retirement benefit obligation. Future benefit payments are expected to be $0.12 million, $0.09 million, $0.06 million, $0.05 million, $0.04 million and $0.08 million for 2020, 2021, 2022, 2023, 2024, and 2028 through 2029, respectively.

At December 31, 2019, the Company had accumulated other comprehensive gain related to the plan of $0.5 million, or $0.4 million net of related income tax benefit, comprised primarily of an unamortized transition asset of $0.7 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(23)	OTHER COMPREHENSIVE INCOME

The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2019	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$54.9	$14.1	$40.8
Reclassification adjustment for net gain included in net income	(0.1)	—	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	(1.6)	(4.4)
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.8)	(0.1)	(0.7)
Total other comprehensive income	$48.0	$12.4	$35.6

Year Ended December 31, 2018	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(13.9)	$(3.6)	$(10.3)
Reclassification adjustment for net loss included in net income	0.1	—	0.1
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	1.6	0.4	1.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.6)	(0.1)	(0.5)
Total other comprehensive loss	$(12.8)	$(3.3)	$(9.5)

Year Ended December 31, 2017	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(6.5)	$(2.7)	$(3.8)
Reclassification adjustment for net gain included in net income	(0.7)	(0.3)	(0.4)
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	1.9	0.7	1.2
Change in net unrealized loss on derivatives	(1.1)	(0.4)	(0.7)
Reclassification adjustment for derivative net loss included in income	1.1	0.4	0.7
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(1.3)	(0.5)	(0.8)
Total other comprehensive loss	$(6.6)	$(2.8)	$(3.8)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

Year ended December 31,	2019	2018
Net unrealized gain (loss) on investment securities available-for-sale	$10.6	$(25.5)
Net actuarial gain on defined benefit post-retirement benefit plans	0.4	0.9
Net accumulated other comprehensive income (loss)	$11.0	$(24.6)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(24)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2019	2018
Condensed balance sheets:
Cash and cash equivalents	$147.1	$72.9
Investment in bank subsidiary	1,899.3	1,648.9
Advances to subsidiaries, net	48.9	46.0
Other assets	61.7	59.0
Total assets	$2,157.0	$1,826.8

Other liabilities	$56.2	$46.0
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	143.1	132.9
Stockholders’ equity	2,013.9	1,693.9
Total liabilities and stockholders’ equity	$2,157.0	$1,826.8

Years Ended December 31,	2019	2018	2017
Condensed statements of income:
Dividends from subsidiaries	$178.0	$148.5	$150.0
Other interest income	0.3	0.1	0.1
Other income, primarily management fees from subsidiaries	25.9	17.0	18.0
Total income	204.2	165.6	168.1
Salaries and benefits	34.2	25.3	21.8
Interest expense	4.7	4.5	4.7
Acquisition expenses	17.0	8.1	25.3
Other operating expenses, net	14.8	14.5	13.0
Total expenses	70.7	52.4	64.8
Earnings before income tax benefit	133.5	113.2	103.3
Income tax benefit	(11.9)	(9.3)	(14.2)
Income before undistributed earnings of subsidiaries	145.4	122.5	117.5
Undistributed earnings of subsidiaries	35.6	37.7	(11.0)
Net income	$181.0	$160.2	$106.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2019	2018	2017
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$181.0	$160.2	$106.5
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(35.6)	(37.7)	11.0
Stock-based compensation expense	8.0	5.6	3.9
Other, net	8.1	16.4	14.7
Net cash provided by operating activities	161.5	144.5	136.1
Cash flows from investing activities:
Capital distributions from nonbank subsidiaries	—	—	18.0
Acquisition of intangible assets	—	—	(28.0)
Acquisition of bank holding company, net of cash and cash equivalents received	—	(14.7)	(128.3)
Investment in subsidiary	—	—	(18.0)
Net cash used in investing activities	—	(14.7)	(156.3)
Cash flows from financing activities:
Net (decrease) increase in advances from subsidiaries	(6.6)	(9.9)	(28.4)
Repayment of long-term debt	—	(26.0)	—
Proceeds from issuance of common stock, net of stock issuance costs	1.0	1.8	2.4
Purchase and retirement of common stock	(2.5)	(1.0)	(1.3)
Dividends paid to common stockholders	(79.2)	(64.1)	(48.6)
Net cash used in financing activities	(87.3)	(99.2)	(75.9)
Net change in cash and cash equivalents	74.2	30.6	(96.1)
Cash and cash equivalents, beginning of year	72.9	42.3	138.4
Cash and cash equivalents, end of year	$147.1	$72.9	$42.3

There was $176.1 million, $173.3 million, and $386.0 million in 2019, 2018, and 2017, respectively, of noncash financing activities for the issuance of common stock were related to the CMYF and IIBK acquisitions in 2019, INB acquisition in 2018, and BOTC acquisition in 2017.

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2019 and 2018.

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2019 and 2018.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$9.0	$—	$9.0	$—
State, county and municipal securities	80.9	—	80.9	—
Obligations of U.S. government agencies	366.8	—	366.8	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	2,317.2	—	2,317.2	—
Private mortgage-backed securities	47.2	—	47.2	—
Corporate securities	135.7	—	135.7	—
Other investments	3.2	—	3.2	—
Loans held for sale	100.9	—	100.9	—
Derivative assets:
Interest rate swap contracts	21.9	—	21.9	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities:
Interest rate swap contracts	21.9	—	21.9	—
Forward loan sales contracts	0.3	—	0.3	—
Deferred compensation plan assets	18.2	—	18.2	—
Deferred compensation plan liabilities	18.2	—	18.2	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$27.6	$—	$—	$27.6	$(13.7)
Other real estate owned	2.2	—	—	2.2	(1.2)
Long-lived assets to be disposed of by sale	6.2	—	—	6.2	(0.2)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$24.1	$—	$—	$24.1	$(12.2)
Other real estate owned	0.6	—	—	0.6	(0.6)
Long-lived assets to be disposed of by sale	4.9	—	—	4.9	(0.5)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Impaired Loans. Collateralized impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The impaired loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of an impaired loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for loan losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2019, certain impaired loans with a carrying value of $41.3 million were reduced by specific valuation allowance allocations of $3.6 million and partial loan charge-offs of $10.1 million resulting in a reported fair value of $27.6 million. As of December 31, 2018, certain impaired loans with a carrying value of $36.3 million were reduced by specific valuation allowance allocations of $6.8 million and partial loan charge-offs of $5.4 million resulting in a reported fair value of $24.1 million.

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

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.4 million, which was reduced by write-downs of $0.2 million charged to other expense, resulting in a reported fair value of $6.2 million. As of December 31, 2018, the Company had long-lived assets to be disposed of by sale with carrying values of $5.4 million, had $0.5 million write-downs, resulting in a reported fair value of $4.9 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$27.6	Appraisal	Appraisal adjustment	0%	-	56%	(22%)
Other real estate owned	2.2	Appraisal	Appraisal adjustment	8%	-	65%	(27%)
Long-lived assets to be disposed of by sale	6.2	Appraisal	Appraisal adjustment	0%	-	37%	(3%)

As of December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$24.1	Appraisal	Appraisal adjustment	0%	-	26%	(13%)
Other real estate owned	0.6	Appraisal	Appraisal adjustment	8%	-	96%	(39%)
Long-lived assets to be disposed of by sale	4.9	Appraisal	Appraisal adjustment	0%	-	43%	(10%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Financial Assets. Carrying values of cash, cash equivalents and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated using an exit price by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,076.8	$1,076.8	$1,076.8	$—	$—
Investment debt securities available-for-sale	2,960.0	2,960.0	—	2,960.0	—
Investment debt securities held-to-maturity	92.3	94.5	—	94.5	—
Accrued interest receivable	46.7	46.7	—	46.7	—
Mortgage servicing rights, net	30.2	34.8	—	34.8	—
Loans held for sale	100.9	100.9	—	100.9	—
Net loans held for investment	8,857.7	8,930.7	—	8,906.7	24.0
Derivative assets	23.2	23.2	—	23.2	—
Deferred compensation plan assets	18.2	18.2	—	18.2	—
Total financial assets	$13,206.0	$13,285.8	$1,076.8	$12,185.0	$24.0

Financial liabilities:
Total deposits, excluding time deposits	$10,213.5	$10,213.5	$10,213.5	$—	$—
Time deposits	1,450.0	1,446.6	—	1,446.6	—
Securities sold under repurchase agreements	697.6	697.6	—	697.6	—
Accrued interest payable	12.1	12.1	—	12.1	—
Long-term debt	13.9	10.4	—	10.4	—
Subordinated debentures held by subsidiary trusts	86.9	81.3	—	81.3	—
Derivative liabilities	22.2	22.2	—	22.2	—
Deferred compensation plan liabilities	18.2	18.2	—	18.2	—
Total financial liabilities	$12,514.4	$12,501.9	$10,213.5	$2,288.4	$—

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

Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $40.3 million and $43.2 million at December 31, 2019 and 2018, respectively. During 2019, new loans and advances on existing loans of $16.5 million were funded and loan repayments totaled $18.3 million. In addition, $1.1 million of loans were removed due to changes in related parties during the year. All deposit and loan transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company leases an aircraft from an entity wholly-owned by the chairman of the Board of Directors of the Company. Under the terms of the lease, we pay a fee for each flight hour plus certain third party operating expenses related to the aircraft. During 2019, 2018 and 2017, the Company paid total fees and operating expenses of $22 thousand, $53 thousand and $45 thousand respectively, for its use of the aircraft. In addition, we lease a portion or our hanger and provide pilot services to the related entity. During 2019, 2018 and 2017, the Company received payments from the related entity of $30 thousand, $25 thousand and $17 thousand, respectively, for hangar use, pilot fees, and reimbursement of certain third party operating expenses related to the chairman’s personal use of the aircraft.

The Company purchases services from an entity which includes certain members of the Company’s control group. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning and corporate governance consultation. During 2019, 2018 and 2017, the Company paid $85 thousand, $80 thousand and $73 thousand, respectively, for these services.

(27)	RECENT AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  Accounting by lessors is largely unchanged. In July 2018, the FASB issued ASU 2018-11 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $39.6 million and $39.6 million, respectively, with an immaterial impact on its consolidated results of operations and liquidity. The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company elected the hindsight practical expedient to determine the lease term for existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 require a financial asset or group of financial assets measured at amortized cost basis to be presented on a company’s financial statements at the net amount expected to be collected based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires a company’s income statement to reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments in ASU 2016-13 require that the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination be measured at amortized cost basis with the initial allowance for credit losses added to the purchase price rather than being reported as a credit loss expense. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. The amendments in ASU 2016-13 are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. A prospective transition approach is required for debt securities for which other-than-temporary impairment was recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvement in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements, which will be effective on January 1, 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, risk management, finance, and information technology, among others. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are in the process of implementing a third-party vendor solution. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption will also necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. The impact of the adoption of ASU 2016-13 is influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date and is currently expected to result in a 30 to 45 percent increase in our allowance for loan losses, however, this range is subject to change as we complete our related implementation and validation efforts.

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

On February 19, 2020, we declared a special dividend to common stockholders of $0.60 per share, which is payable on March 12, 2020 to shareholders of record as of March 2, 2020.

On January 28, 2020, the Company declared a quarterly dividend to common shareholders of $0.34 per share, which was paid on February 20, 2020 to shareholders of record as of February 10, 2020.

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

4.1*	Description of securities registered under Section 12 of the Securities Exchange Act

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

10.5†
Second Amendment to 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2010)

10.6†
First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-193543, filed on January 24, 2014)

10.8*†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan , amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.9*†	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement

10.10*†
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Time Vested Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.11*†	First Interstate BancSystem, Inc. Director Compensation

10.12*†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated April 3, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 5, 2018)

10.13*†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Marcy D. Mutch dated April 3, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 5, 2018)

10.14*†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Renee L. Newman dated April 3, 2018 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.15*†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Jodi Delahunt Hubbell dated April 3, 2018 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.16*†
Executive Employment Agreement between First Interstate BancSystem, Inc. and Philip G. Gaglia dated April 3, 2018 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

14.1
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the fiscal year ended December 31, 2010)

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 26, 2020
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES R. SCOTT	February 26, 2020
	James R. Scott, Chair of the Board	Date

By:	/s/ DAVID L. JAHNKE	February 26, 2020
	David L. Jahnke, Vice Chair of the Board	Date

By:	/s/ STEVEN. J. CORNING	February 26, 2020
	Steven J. Corning, Director	Date

By:	/s/ DANA L. CRANDALL	February 26, 2020
	Dana L. Crandall, Director	Date

By:	/s/ CHARLES E. HART, M.D., M.S.	February 26, 2020
	Charles E. Hart, M.D., M.S., Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 26, 2020
	John M. Heyneman, Jr., Director	Date

By:	/s/ DENNIS L. JOHNSON	February 26, 2020
	Dennis L. Johnson, Director	Date

By:	/s/ ROSS E. LECKIE	February 26, 2020
	Ross E. Leckie, Director	Date

By:	/s/ PATRICIA L. MOSS	February 26, 2020
	Patricia L. Moss, Director	Date

By:	/s/ JAMES R. SCOTT, JR.	February 26, 2020
	James R. Scott, Jr., Director	Date

By:	/s/ JONATHAN R. SCOTT	February 26, 2020
	Jonathan R. Scott, Director	Date

By:	/s/ PETER I. WOLD	February 26, 2020
	Peter I. Wold, Director	Date

By:	/s/ KEVIN P. RILEY	February 26, 2020
	Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ MARCY D. MUTCH	February 26, 2020
	Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date