Form 10-Q
period 2020-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2020-05-11
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 31, 2020 – Class A common stock	42,465,637
March 31, 2020 – Class B common stock	22,086,944

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$256.6	$241.5
Interest bearing deposits in banks	612.5	835.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	869.2	1,076.8
Investment securities:
Available-for-sale	3,000.3	2,960.0
Held-to-maturity, net (estimated fair values of $72.6 and $94.5 at March 31, 2020 and December 31, 2019, respectively)	70.2	92.3
Total investment securities	3,070.5	3,052.3
Loans held for investment	8,918.0	8,930.7
Mortgage loans held for sale	94.4	100.9
Total loans, net of deferred fees and costs	9,012.4	9,031.6
Less allowance for credit losses	129.1	73.0
Net loans	8,883.3	8,958.6
Goodwill	621.6	621.6
Company-owned life insurance	295.3	293.8
Premises and equipment, net of accumulated depreciation	308.5	306.0
Core deposit intangibles, net of accumulated amortization	59.2	62.1
Accrued interest receivable	46.3	46.7
Mortgage servicing rights, net of accumulated amortization and impairment reserve	27.8	30.2
Other real estate owned (“OREO”)	8.2	8.5
Other assets	221.5	187.6
Total assets	$14,411.4	$14,644.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$3,309.3	$3,426.5
Interest bearing	8,255.8	8,237.0
Total deposits	11,565.1	11,663.5
Securities sold under repurchase agreements	614.1	697.6
Accounts payable and accrued expenses	138.5	129.6
Accrued interest payable	10.3	12.1
Deferred tax liability, net	24.4	26.7
Long-term debt	13.9	13.9
Allowance for credit losses on off-balance sheet credit exposures	2.1	—
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	12,455.3	12,630.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2020 or December 31, 2019	—	—
Common stock	1,018.7	1,049.3
Retained earnings	897.6	953.6
Accumulated other comprehensive gain, net	39.8	11.0
Total stockholders’ equity	1,956.1	2,013.9
Total liabilities and stockholders’ equity	$14,411.4	$14,644.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$112.0	$111.4
Interest and dividends on investment securities:
Taxable	17.2	15.1
Exempt from federal taxes	0.5	0.5
Interest on deposits in banks	2.5	3.6
Total interest income	132.2	130.6
Interest expense:
Interest on deposits	7.3	12.1
Interest on securities sold under repurchase agreements	0.5	1.0
Interest on other debt	0.3	0.3
Interest on subordinated debentures held by subsidiary trusts	1.0	1.2
Total interest expense	9.1	14.6
Net interest income	123.1	116.0
Provision for credit losses	29.0	3.7
Net interest income after provision for credit losses	94.1	112.3
Non-interest income:
Payment services revenues	10.2	9.4
Mortgage banking revenues	13.6	4.1
Wealth management revenues	6.2	6.1
Service charges on deposit accounts	5.4	5.0
Other service charges, commissions and fees	4.7	4.3
Investment securities gains (losses), net	—	—
Other income	3.6	4.3
Total non-interest income	43.7	33.2
Non-interest expense:
Salaries and wages	39.9	35.1
Employee benefits	14.2	14.4
Outsourced technology services	7.8	7.9
Occupancy, net	7.3	7.0
Furniture and equipment	2.8	3.5
OREO expense, net of income	(0.5)	0.1
Professional fees	2.7	3.2
FDIC insurance premiums	1.6	1.5
Mortgage servicing rights amortization	1.5	0.9
Mortgage servicing rights impairment	2.9	—
Core deposit intangibles amortization	2.9	2.3
Other expenses	17.2	14.3
Acquisition related expenses	—	2.3
Total non-interest expense	100.3	92.5
Income before income tax expense	37.5	53.0
Income tax expense	8.2	11.4
Net income	$29.3	$41.6

Earnings per common share (Basic)	$0.45	$0.69
Earnings per common share (Diluted)	$0.45	$0.69
Weighted average common shares outstanding (Basic)	64,790,186	60,311,171
Weighted average common shares outstanding (Diluted)	64,937,107	60,598,070
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$29.3	$41.6
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	39.2	33.6
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(6.0)
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	(0.2)	(0.2)
Other comprehensive income, before tax	39.0	27.4
Deferred tax expense related to other comprehensive income	(10.2)	(7.2)
Other comprehensive income, net of tax	28.8	20.2
Comprehensive income, net of tax	$58.1	$61.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	29.3	—	29.3
Other comprehensive income, net of tax expense	—	—	28.8	28.8
Common stock transactions:
1,093,259 common shares purchased and retired	(32.6)	—	—	(32.6)
327,367 non-vested common shares issued	—	—	—	—
2,570 non-vested common shares forfeited or canceled	—	—	—	—
73,351 stock options exercised, net of 23,175 shares tendered in payment of option price and income tax withholding amounts	0.6	—	—	0.6
Stock-based compensation expense	1.4	—	—	1.4
Common cash dividends declared ($0.94 per share)	—	(61.2)	—	(61.2)
Balance at March 31, 2020	$1,018.7	$897.6	$39.8	$1,956.1

Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	41.6	—	41.6
Other comprehensive income, net of tax expense	—	—	20.2	20.2
Common stock transactions:
38,753 common shares purchased and retired	(2.4)	—	—	(2.4)
200,028 non-vested common shares issued	—	—	—	—
5,385 non-vested common shares forfeited or canceled	—	—	—	—
56,982 stock options exercised, net of 19,004 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	1.9	—	—	1.9
Common cash dividends declared ($0.31 per share)	—	(18.7)	—	(18.7)
Balance at March 31, 2019	$866.6	$874.7	$(4.4)	$1,736.9
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$29.3	$41.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29.0	3.7
Net gain on disposal of premises and equipment	(0.1)	—
Depreciation and amortization	9.7	7.5
Net premium amortization on investment securities	2.4	2.0
Realized and unrealized net gains on mortgage banking activities	(9.1)	(4.7)
Net gain on sale of investments in unrelated entities	(1.0)	—
Net loss (gain) on sale of OREO	(0.6)	(0.4)
Write-downs of OREO and other assets pending disposal	—	0.3
Mortgage servicing rights impairment	2.9	—
Deferred taxes	(4.4)	2.7
Net increase in cash surrender value of company-owned life insurance	(1.5)	(0.7)
Stock-based compensation expense	1.4	1.9
Originations of mortgage loans held for sale	(211.3)	(129.8)
Proceeds from sales of mortgage loans held for sale	224.9	132.7
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in interest receivable	0.4	(1.6)
Increase in other assets	(34.9)	(3.7)
(Decrease) increase in accrued interest payable	(1.8)	2.2
Increase (decrease) in accounts payable and accrued expenses	6.0	(6.1)
Net cash provided by operating activities	41.3	47.6
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(419.0)	(161.3)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	22.0	11.3
Available-for-sale	415.5	164.0
Extensions of credit to clients, net of repayments	7.1	(3.2)
Recoveries of loans charged-off	1.5	1.7
Proceeds from sale of OREO	1.8	1.8
Proceeds from sale of investments in unrelated entities	2.2	—
Capital expenditures, net of sales	(4.9)	(2.2)
Net cash provided by investing activities	$26.2	$12.1
Cash flows from financing activities:
Net (decrease) increase in deposits	$(98.4)	$134.0
Net decrease in securities sold under repurchase agreements	(83.5)	(39.8)
Proceeds from issuance of common stock	0.6	0.4
Purchase and retirement of common stock	(32.6)	(2.4)
Dividends paid to common stockholders	(61.2)	(18.7)
Net cash (used in) provided by financing activities	(275.1)	73.5
Net increase in cash and cash equivalents	(207.6)	133.2
Cash and cash equivalents at beginning of period	1,076.8	822.0
Cash and cash equivalents at end of period	$869.2	$955.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11.5	$—
Cash paid during the period for interest expense	10.9	12.4

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3.2	54.6
Transfer of loans to other real estate owned	0.9	8.4
Capitalization of internally originated mortgage servicing rights	2.0	1.1

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2020 and December 31, 2019, the results of operations and changes in stockholders’ equity for each of the three month periods ended March 31, 2020 and 2019, and cash flows for each of the three month periods ended March 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2019 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2020 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Current Expected Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and replaced the historically used incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan held for investment receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. See “Note 14 - Recent Authoritative Accounting Guidance” included in this report, we adopted ASU 2016-13.
The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures and the corresponding impacts on the deferred tax liability and retained earnings upon adoption of ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Post-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on HTM securities	$—	$—	$—
Allowance for credit losses on loans	73.0	103.0	30.0
Liabilities:
Off-balance sheet credit exposures	—	2.3	2.3
Deferred tax liability	26.7	18.5	(8.2)
Equity:
Retained earnings	953.6	929.5	(24.1)
Debt Security Investments
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable income taxes, as a separate component of stockholders’ equity and comprehensive income. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of the security, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated, or in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Realized gains and losses on sales are recorded on the trade date in investment securities gains and losses and determined using the specific identification method.
Accrued interest receivable on investment securities totaled $9.6 million at March 31, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets.
Allowance for Credit Losses - Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Management classifies the held-to-maturity portfolio into the following major security types:
State, county and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least an "A-" rating by Moody's and/or Standard and Poor’s or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the FIB Credit Department and documented prior to purchase.
Obligations of U.S. government agencies and entities. Securities held by the Company are primarily issued by The Federal Home Loan Mortgage Corporation, known as Freddie Mac, and The Federal National Mortgage Association, Fannie Mae, which are implicitly guaranteed by the U.S. government and are consistently highly rated by major rating agencies with very little risk to default.
U.S. agency residential mortgage backed securities and Collateralized Mortgage Obligations. Residential mortgage backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies with very little risk to default. Collateralized mortgage obligations include agency and non-agency residential securities which currently carry ratings no lower than investment grade “BBB-” and pass the federal financial institutions examinations test (Collateral Mortgage Obligation volatility test) at the time of purchase.
Corporate securities. Securities held by the Company are primarily comprised of corporate bonds (both senior and subordinated-debt) issued by a firm or public entity which currently carry ratings no lower than investment grade “BBB-” or better by Moody’s, Standard and Poor’s or Kroll rating agencies. All corporate subordinated-debt securities are analyzed and approved by the Company prior to purchase.
Allowance for Credit Losses -Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company performs a qualitative assessment as to whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Loans held for investment
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost or principal balance outstanding. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Accrued interest receivable on loans held for investment totaled $36.4 million at March 31, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans.
Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
Purchased Credit Deteriorated (“PCD”) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) delinquent as of the acquisition date; 2) has been downgraded since origination; 3) has been placed on nonaccrual status at any point since origination; or 4) for which credit spreads have widened beyond market-level thresholds. PCD loans are recorded at the amount paid for the loan. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
Allowance for Credit Losses - Loans
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. When forecasting expected recoveries the amounts should not exceed the aggregate of amounts that have previously been or are expected to be charged-off loans. The Company has elected to not forecast recoveries.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.
Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.
The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company applies Probability of Default (PD), and Loss Given Default (LGD), methodologies for all portfolio segments. The Company uses a Transition Matrix (TM) for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. The Company currently has 16 portfolio segments for which we track monthly movement between either risk ratings or delinquency bands.
While the TM functions similarly across all portfolio segments, generally speaking, commercial portfolios use the Company’s risk rating scale and consumer portfolios use the delinquency day count, or delinquency band. Loans using risk ratings are scored utilizing the Company’s risk rating scale. The risk rating scale is 1-10, with 1 being the best rating, 6 being a pass but on watch, and 7-10 being various stages of criticized loans. Risk ratings 8 or greater and in a non-accrual status are considered in a defaulted state. Loans using delinquency band are measured using a 5-grade band, with 1 being current and 5 being 90 or more days past due.
The LGD used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from 2008 to the current period. The model compares the most recent period losses to prior period defaults to calculate the LGD, which is averaged over the historical observations.
Economic scenarios and forecasts along with current portfolio conditions and trends are monitored and accounted for through the Company’s qualitative framework. The Company utilizes a one-year forecast period.
The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, collateral type, loan characteristics, credit characteristics, outstanding loan balances, contractual terms and prepayment assumptions, vintage, industry of borrower and concentrations, and historical or expected credit loss.
The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:
Portfolio segments using the Company’s risk ratings include the following:
Commercial real estate non-owner-occupied loans. These loans include a mix of variable and fixed rate non-farm, non-residential real estate loans secured by non-owner-occupied properties. Commercial real estate non-owner-occupied loans are generally secured by first liens on income-producing real estate and generally mature in less than 10 years.
Commercial real estate owner-occupied loans. Non-farm, non-residential real estate loans are generally secured by first liens on real estate where the owner occupant is the majority tenant of the property and generally mature in less than 10 years.
Construction land acquisition and development loans. Construction land acquisition and development loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. During the construction phase the borrower pays interest only. Construction land acquisition and development loans generally mature in three years or less.
Residential construction loans. Construction residential loans are primarily to commercial builders or owner occupants for the construction of single-family residences. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Residential construction loans generally mature in one to two years.
Commercial construction loans. Commercial construction loans are primarily to commercial builders for commercial real estate properties. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Commercial construction loans generally mature in two years or less.
Agricultural real estate loans. These include loans secured by farmland or ranchland consisting of short, intermediate and long-term structures to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance. Agricultural real estate loans generally mature in ten years or less.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Commercial and floor plan loans. The Company provides a mix of variable and fixed rate commercial loans in addition to loans to finance dealership floor inventories. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment, and are typically collateralized by inventory, accounts receivable, equipment and/or personal guarantees. Commercial and floor plan loans generally mature in seven years or less.
Commercial purpose secured by 1-4 family loans. These include loans for commercial purposes secured by 1-4 family residential property. Commercial purpose loans secured by 1-4 family generally mature in seven years or less.
Agricultural loans. Agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of seven years or less, with operating lines for one production season.
Portfolio segments utilizing the delinquency bands include the following:
Consumer indirect loans. These include loan contracts advanced for the purchase of automobiles, boats and other consumer goods from the consumer product dealer networks within the market areas we serve. Indirect dealer loans are generally secured by automobiles, recreational vehicles, boats and other types of personal property and are made on an installment basis. Consumer indirect line loans generally mature in seven years or less.
Consumer direct and advance line loans. These loans are originated for a variety of purposes including the purchase of automobiles, boats and other consumer goods, home improvements, medical expenses, vehicle repairs, debt consolidation, and planned expenses. Consumer direct and advance line loans generally mature in seven years or less.
Consumer credit card loans. These are lines of credit offered to clients in our market areas that are generally floating rate loans and include both unsecured and secured lines. Consumer credit card loans generally do not have stated maturities but are reviewed periodically and are unconditionally cancellable.
Consumer home equity and home equity lines of credit (“HELOC”). These include home equity loans and lines of credit that are secured by residential property. Consumer home equity generally mature in 15 years or less and HELOC loans generally mature in 25 years or less.
Residential 1-4 family and multi-family lending. These are loans to finance the purchase or refinance of residential property which are typically secured by first liens, inclusive of 1-4 Family as well as 5+ residential properties. Residential 1-4 family generally mature within 15 years but can be up to 30 years. Multifamily loans generally mature in ten years or less.
Commercial real estate multi-family loans. Commercial real estate multi-family loans are generally secured by first liens on income-producing rental real estate consisting of 5 or more residential dwelling units and generally mature in less than 10 years. For CECL related segmentation, multi-family loans are modeled with residential 1-4 family but are reported under Commercial Real Estate.
Commercial credit card loans. These are lines of credit for commercial purposes that are generally floating rate loans and include both unsecured and secured lines. For CECL related segmentation, commercial credit card loans are modeled separately but are reported under Commercial. Commercial credit card loans generally do not have stated maturities but are reviewed periodically and are unconditionally cancellable.
Agricultural credit card loans. Lines of credit for agricultural purposes that are generally floating rate loans and are unsecured or secured. For CECL related segmentation, agricultural credit card loans are modeled separately but are reported under Commercial. Agricultural credit card loans generally do not have stated maturities but are reviewed periodically and are unconditionally cancellable.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Contractual term
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructurings (“TDR”). The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Our unused credit card lines and federal fund lines, extended to others, are considered by management to be unconditionally cancellable. Credit cards receivables are run through the transition matrices and their unused lines are excluded from the final loss calculation because they are unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate considers the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life.
The Company has identified commitments to extend credit and standby letters of credit determined not to be unconditionally cancellable as categories with off-balance sheet credit exposures and uses the commitment balance, expected loss rate, and utilization rate as primary assumptions to develop the allowance for credit losses on those exposures. The loss rate expectation is the same for the unfunded and funded portions of the credit exposure and the funded portion of the credit exposure. The utilization rate represents management’s best estimate of the probability of funding the unfunded portion of the commitment under existing economic conditions utilizing reasonable and supportable forecasts.

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
The Company recorded net assets acquired of approximately $16.5 million consisting of approximately $129.1 million in assets, inclusive of $78.8 million of loans, of which $0.7 million were classified as credit impaired, and assumed approximately $112.6 million of liabilities, inclusive of $110.1 million of deposits. All amounts reported were finalized during the fourth quarter of 2019.

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
The accompanying consolidated statements of income for the three months ended March 31, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as CMYF until June 7, 2019, at which point CMYF’s operations were integrated with the Company’s operations.
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
The following table summarizes the consideration paid, fair values of the IIBK assets acquired and liabilities assumed, and the resulting goodwill. All amounts reported were finalized during the fourth quarter of 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	As Recorded	Fair Value		As Recorded
As of April 8, 2019	by IIBK	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$270.7	$—		$270.7
Investment securities	62.7	0.5	(1)	63.2
Loans held for investment	347.6	(9.8)	(2)	337.8
Mortgage loans held for sale	0.5	—		0.5
Allowance for loan loss	(6.3)	6.3	(3)	—
Premises and equipment	16.5	4.8	(4)	21.3
Other real estate owned (“OREO”)	0.4	2.0	(5)	2.4
Company owned life insurance	15.2	—		15.2
Core deposit intangible assets	—	13.6	(6)	13.6
Deferred tax assets, net	3.2	(2.6)	(7)	0.6
Other assets	8.6	(0.7)	(8)	7.9
Total assets acquired	719.1	14.1		733.2

Liabilities assumed:
Deposits	596.5	0.1	(9)	596.6
Accounts payable and accrued expense	15.2	2.6	(10)	17.8
Other borrowed funds	4.0	0.1	(11)	4.1
Securities sold under repurchase agreements	30.4	—		30.4
Total liabilities assumed	646.1	2.8		648.9

Net assets acquired	$73.0	$11.3		$84.3

Consideration paid:
Class A common stock				$157.3
Total consideration paid				$157.3

Goodwill				$73.0

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by IIBK:
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third party pricing service.
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
Effective January 1, 2020, the Company began accounting for PCD loans pursuant to ASC Topic 326.  As such, the following disclosures are no longer applicable for the current period and are only presented for periods prior to the adoption of ASC Topic 326.  Prior to the adoption of ASC 326, the Company acquired certain loans that were subject to Accounting Standards Codification ("ASC") Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality." ASC Topic 310-30 provides recognition, measurement and disclosure guidance for acquired loans that have evidence of deterioration in credit quality since origination for which it is probable, at acquisition, the Company will be unable to collect all contractual amounts owed. For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired ("accretable yield") is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underling credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
Information regarding IIBK loans acquired deemed credit impaired as of the April 8, 2019 acquisition date are as follows:

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

The accompanying consolidated statements of income for the three months ended March 31, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as IIBK until June 7, 2019, at which point IIBK’s operations were integrated with the Company’s operations.
The Company recorded no pre-tax acquisition related expenses for the three months ended March 31, 2020 and $2.3 million in pre-tax acquisition related expenses for the three months ended March 31, 2019. These costs are incorporated in non-interest expenses in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)     Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized for the periods indicated:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$17.1	$—	$—	$17.1
State, county and municipal securities	111.4	0.9	—	112.3
Obligations of U.S. government agencies	202.7	1.0	(0.1)	203.6
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,356.7	60.8	(2.7)	2,414.8
Private mortgage-backed securities	41.2	—	(1.2)	40.0
Corporate securities	215.6	0.4	(5.5)	210.5
Other investments	2.0	—	—	2.0
Total	$2,946.7	$63.1	$(9.5)	$3,000.3

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$55.2	$2.3	$—	$57.5
Obligations of U.S. government agencies	9.8	—	—	9.8
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	0.1	—	1.3
Corporate securities	3.9	—	—	3.9
Other investments	0.1	—	—	0.1
Total	$70.2	$2.4	$—	$72.6

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county and municipal securities	80.1	0.8	—	80.9
Obligations of U.S. government agencies	367.5	0.1	(0.8)	366.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,303.6	19.6	(6.0)	2,317.2
Private mortgage-backed securities	47.6	—	(0.4)	47.2
Corporate securities	134.5	1.2	—	135.7
Other investments	3.2	—	—	3.2
Total	$2,945.5	$21.7	$(7.2)	$2,960.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$57.3	$2.1	$—	$59.4
Obligations of U.S. government agencies	19.8	—	—	19.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	13.9	0.1	—	14.0
Other investments	0.1	—	—	0.1
Total	$92.3	$2.2	$—	$94.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

There were no material gross realized gains or losses from the disposition of available-for-sale investment securities for the three month period ended March 31, 2020 and 2019.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019. There was no material allowance for credit loss as of March 31, 2020.

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$19.9	$(0.1)	$—	$—	$19.9	$(0.1)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	143.5	(1.7)	133.6	(1.0)	277.1	(2.7)
Private mortgage-backed securities	—	—	40.0	(1.2)	40.0	(1.2)
Corporate securities	119.9	(4.9)	39.9	(0.6)	159.8	(5.5)
Total	$283.3	$(6.7)	$213.5	$(2.8)	$496.8	$(9.5)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$185.3	$(0.8)	$—	$—	$185.3	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	740.1	(4.6)	155.9	(1.4)	896.0	(6.0)
Private mortgage-backed securities	—	—	46.6	(0.4)	46.6	(0.4)
Total	$925.4	$(5.4)	$202.5	$(1.8)	$1,127.9	$(7.2)

The available-for-sale securities portfolio contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or prepayment and liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The unrealized losses are due to changes in interest rates and other market conditions.

The Company had 239 and 331 individual available-for-sale investment securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively, related primarily to fluctuations in the current interest rates. As of March 31, 2020, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost.

There was not a material allowance for credit losses during the three month periods ended March 31, 2020 or 2019 for available-for-sale or held-to-maturity securities.

Maturities of investment securities at March 31, 2020 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
March 31, 2020	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$614.3	$608.0	$19.7	$19.8
After one year but within five years	1,416.2	1,422.1	27.4	27.8
After five years but within ten years	421.2	523.5	21.3	23.2
After ten years	495.0	446.7	1.8	1.8
Total	$2,946.7	$3,000.3	$70.2	$72.6

As of March 31, 2020, the Company had investment securities callable within one year with amortized costs and estimated fair values of $128.7 million and $129.2 million, respectively. These investment securities are primarily included in the “after one year but within five years” category in the table above. As of March 31, 2020, the Company had no callable structured notes.

(4)    Loans

The following table presents loans by segment as of the dates indicated:

	March 31, 2020	December 31, 2019
Real estate loans:
Commercial*	$3,543.4	$3,487.8
Construction loans:
Land acquisition & development	290.5	302.1
Residential	228.4	244.1
Commercial	459.4	431.5
Total construction loans	978.3	977.7
Residential*	1,231.0	1,246.1
Agricultural	224.6	226.6
Total real estate loans	5,977.3	5,938.2
Consumer loans:
Indirect	774.6	784.6
Direct and advance lines	175.0	179.0
Credit card	75.9	81.6
Total consumer loans	1,025.5	1,045.2
Commercial*	1,660.0	1,673.7
Agricultural	257.9	279.1
Other, including overdrafts	3.7	—
Net deferred loan fees and costs	(6.4)	(5.5)
Loans held for investment	8,918.0	8,930.7
Mortgage loans held for sale	94.4	100.9
Total loans	9,012.4	9,031.6
Allowance for credit losses	(129.1)	(73.0)
Total loans, net	$8,883.3	$8,958.6

*In conjunction with the adoption of ASC 326, the Company reclassified certain 2019 amounts in our multi-family loan portfolio from residential real estate to commercial real estate. Additionally, we reclassified certain 2019 amounts in our commercial 1-4 family and commercial home equity lines of credit from commercial real estate to commercial to conform 2019 amounts to the March 31, 2020 presentation. These reclassifications did not change previously reported total loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Allowance for credit losses
The following table represents, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2020	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$2.0	$—	$—	$15.7
Owner occupied	10.0	3.5	2.2	—	—	15.7
Multi-family	0.7	6.9	0.5	—	—	8.1
Total commercial real estate	19.5	15.3	4.7	—	—	39.5
Construction:
Land acquisition & development	1.9	(0.1)	0.1	(0.5)	—	1.4
Residential construction	1.5	(0.9)	0.5	—	—	1.1
Commercial construction	2.7	1.3	2.1	—	—	6.1
Total construction	6.1	0.3	2.7	(0.5)	—	8.6
Residential real estate:
Residential 1-4 family	1.8	10.6	0.5	—	—	12.9
Home equity and HELOC	1.0	0.5	(0.1)	—	—	1.4
Total residential real estate	2.8	11.1	0.4	—	—	14.3
Agricultural real estate	0.5	1.8	0.3	—	—	2.6
Total real estate	28.9	28.5	8.1	(0.5)	—	65.0
Consumer:
Indirect	4.5	8.8	3.9	(1.2)	0.7	16.7
Direct and advance lines	2.9	3.0	0.4	(1.0)	0.2	5.5
Credit card	2.5	0.3	0.4	(0.8)	0.2	2.6
Total consumer	9.9	12.1	4.7	(3.0)	1.1	24.8
Commercial:
Commercial and floor plans	25.5	(5.1)	13.5	(0.8)	0.4	33.5
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.4	(0.1)	—	4.4
Credit card	1.2	(1.1)	0.4	(0.2)	—	0.3
Total commercial	32.6	(10.0)	16.3	(1.1)	0.4	38.2
Agricultural:
Agricultural	1.6	(0.6)	0.1	—	—	1.1
Total agricultural	1.6	(0.6)	0.1	—	—	1.1
Total allowance for credit losses	$73.0	$30.0	$29.2	$(4.6)	$1.5	$129.1

(1) Amounts presented above are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 11 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table represents activity in the allowance for credit losses for loans held for investment under historical GAAP:

Three Months Ended March 31, 2019	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses
Real estate	$31.0	$(1.7)	$(2.1)	$0.2	$27.4
Consumer	8.7	2.0	(3.0)	1.1	8.8
Commercial	31.3	3.6	(0.8)	0.4	34.5
Agricultural	2.0	(0.2)	(0.1)	—	1.7
Total allowance for credit losses	$73.0	$3.7	$(6.0)	$1.7	$72.4

Collateral dependent financial loans
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. When the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral, the loan may become collateral dependent. The following tables present the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2020. The comparable period is not presented as collateral dependent type loans did not exist under prior GAAP. Under historical guidance, the recorded investment of impaired loans and the related specific reserve was $64.7 million and $3.6 million, respectively, as of December 31, 2019.

	Collateral Type
As of March 31, 2020	Business Assets	Real Property	Other	Total
Real estate	$0.3	$1.0	$0.1	$1.4
Commercial	3.5	0.5	0.4	4.4
Agricultural	—	0.1	—	0.1
Total collateral-dependent	$3.8	$1.6	$0.5	$5.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans included in the following table as greater than 90 days past due are still accruing interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2020	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$7.1	$1.2	$1.0	$9.3	$3,519.9	$14.2	$3,543.4
Construction:
Land acquisition & development	2.2	0.3	0.4	2.9	286.9	0.7	290.5
Residential	3.0	—	0.7	3.7	224.3	0.4	228.4
Commercial	0.1	—	—	0.1	458.8	0.5	459.4
Total construction loans	5.3	0.3	1.1	6.7	970.0	1.6	978.3
Residential	2.3	0.8	0.2	3.3	1,222.9	4.8	1,231.0
Agricultural	0.8	—	2.9	3.7	213.3	7.6	224.6
Total real estate loans	15.5	2.3	5.2	23.0	5,926.1	28.2	5,977.3
Consumer:
Indirect consumer	7.3	2.2	0.5	10.0	762.6	2.0	774.6
Other consumer	1.3	0.5	0.1	1.9	172.5	0.6	175.0
Credit card	0.8	0.3	0.9	2.0	73.9	—	75.9
Total consumer loans	9.4	3.0	1.5	13.9	1,009.0	2.6	1,025.5
Commercial	12.6	6.6	4.3	23.5	1,619.5	17.0	1,660.0
Agricultural	2.9	0.8	1.0	4.7	249.9	3.3	257.9
Other, including overdrafts	—	—	—	—	3.7	—	3.7
Loans held for investment	$40.4	$12.7	$12.0	$65.1	$8,808.2	$51.1	$8,924.4

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.5	$1.1	$0.6	$7.2	$3,467.6	$13.0	$3,487.8
Construction:
Land acquisition & development	0.7	0.8	0.3	1.8	298.9	1.4	302.1
Residential	1.5	0.8	—	2.3	241.8	—	244.1
Commercial	—	—	—	—	431.0	0.5	431.5
Total construction loans	2.2	1.6	0.3	4.1	971.7	1.9	977.7
Residential	3.8	1.4	1.1	6.3	1,235.2	4.6	1,246.1
Agricultural	0.8	0.5	—	1.3	220.1	5.2	226.6
Total real estate loans	12.3	4.6	2.0	18.9	5,894.6	24.7	5,938.2
Consumer:
Indirect consumer	7.6	1.9	0.5	10.0	773.0	1.6	784.6
Other consumer	1.2	0.5	0.1	1.8	176.7	0.5	179.0
Credit card	0.8	0.5	0.8	2.1	79.5	—	81.6
Total consumer loans	9.6	2.9	1.4	13.9	1,029.2	2.1	1,045.2
Commercial	4.8	2.6	2.3	9.7	1,650.3	13.7	1,673.7
Agricultural	0.9	0.1	—	1.0	275.7	2.4	279.1
Other, including overdrafts	—	—	—	—	—	—	—
Loans held for investment	$27.6	$10.2	$5.7	$43.5	$8,849.8	$42.9	$8,936.2
(1) As of March 31, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three months ended March 31, 2020 and 2019, respectively. Accrued interest of $0.2 million and $0.6 million was reversed during the three months ended March 31, 2020 and 2019, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Troubled debt restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower in connection with the ongoing loan collection processes. Loan modifications typically include interest rate changes, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume, although they continue to be individually evaluated for credit deterioration and disclosed as collateral dependent loans.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 in response to the recent outbreak of a new strain of coronavirus (also known as, and hereinafter referred to as “COVID-19”). Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, temporary amendments to the Internal Revenue Code and loans and grants to certain businesses. The CARES Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency: (1) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or (2) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes. If a bank elects a suspension noted above, the suspension (1) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (2) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has elected to apply these provisions at the individual loan level.

The Company had loans renegotiated in troubled debt restructurings of $22.4 million as of March 31, 2020, of which $17.4 million were included in non-accrual loans and $5.0 million were on accrual status. The Company allocated $1.9 million of allowance for credit losses to those loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company had loans renegotiated in troubled debt restructurings of $24.9 million as of December 31, 2019, of which $19.4 million were included in non-accrual loans and $5.5 million were on accrual status. The Company allocated $0.3 million of allowance for credit losses to those loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company had no material new troubled debt restructurings during the three months ended March 31, 2020.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work their way through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2020 or 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2020. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended March 31, 2020 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2020 of $75.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Credit quality indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis generally includes loans with an outstanding balance greater than $1.0 million which are generally considered non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed no less than on an annual basis, dependent upon the size of exposure and the financial reporting frequency to which the borrower is contractually obligated to. Homogeneous loans, including small business loans are typically managed by payment performance. The Company adheres to a Uniform Classification System developed jointly by the various bank regulatory agencies to internally risk rate loans. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
Special Mention — includes loans that exhibit a potential weakness in financial condition, loan structure, or documentation that deserves management’s close attention. If not promptly corrected, the potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.
Substandard — includes loans that are inadequately protected by the current net worth and paying capacity of the borrower which have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. Although the primary source of repayment for a substandard loan may not currently be sufficient, collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.
Doubtful — includes loans that exhibit pronounced weaknesses to a point where collection or liquidation for full repayment, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Doubtful loans are required to be placed on non-accrual status and are assigned specific loss exposure.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale. Based on the most recent analysis performed, the risk category of loans by segment is as follows:

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$99.7	$349.3	$259.5	$133.6	$176.3	$446.4	$20.5	$1,485.3
Special mention	15.4	3.7	0.7	0.9	1.7	13.2	—	35.6
Substandard	0.2	2.9	0.5	1.3	1.1	15.0	—	21.0
Doubtful	—	—	0.2	—	—	0.1	—	0.3
Total	$115.3	$355.9	$260.9	$135.8	$179.1	$474.7	$20.5	$1,542.2

Commercial real estate owner occupied:
Pass	$100.5	$348.8	$283.6	$170.0	$194.2	$459.0	$17.6	$1,573.7
Special mention	2.1	1.7	9.8	4.7	14.0	17.4	0.5	50.2
Substandard	6.6	10.1	9.7	5.6	19.3	19.9	0.6	71.8
Doubtful	0.2	—	0.2	0.1	0.5	0.5	—	1.5
Total	$109.4	$360.6	$303.3	$180.4	$228.0	$496.8	$18.7	$1,697.2

Land, acquisition and development:
Pass	$38.3	$93.6	$53.9	$38.9	$12.4	$42.1	$5.9	$285.1
Special mention	—	0.4	0.1	1.0	—	1.5	0.3	3.3
Substandard	0.1	0.1	0.3	0.5	—	0.5	0.4	1.9
Doubtful	—	—	—	—	—	0.2	—	0.2
Total	$38.4	$94.1	$54.3	$40.4	$12.4	$44.3	$6.6	$290.5

Residential construction:
Pass	$22.5	$121.8	$27.5	$6.9	$0.3	$0.4	$47.2	$226.6
Special mention	—	—	0.2	—	—	—	—	0.2
Substandard	—	—	1.2	—	—	—	—	1.2
Doubtful	—	—	0.4	—	—	—	—	0.4
Total	$22.5	$121.8	$29.3	$6.9	$0.3	$0.4	$47.2	$228.4

Commercial construction:
Pass	$51.9	$222.3	$139.3	$24.4	$10.0	$0.6	$7.7	$456.2
Special mention	—	—	1.5	—	—	—	0.2	1.7
Substandard	—	1.0	0.4	—	—	0.1	—	1.5
Doubtful	—	—	—	—	—	—	—	—
Total	$51.9	$223.3	$141.2	$24.4	$10.0	$0.7	$7.9	$459.4

Agricultural real estate:
Pass	$11.1	$57.1	$35.2	$22.3	$16.1	$36.7	$7.8	$186.3
Special mention	0.6	2.2	1.0	1.4	0.1	5.0	0.6	10.9
Substandard	—	10.5	4.5	1.1	3.6	5.8	1.9	27.4
Doubtful	—	—	—	—	—	—	—	—
Total	$11.7	$69.8	$40.7	$24.8	$19.8	$47.5	$10.3	$224.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and floor plans:
Pass	$116.6	$247.2	$186.4	$120.9	$58.9	$118.1	$329.4	$1,177.5
Special mention	4.3	3.6	5.2	2.6	4.5	0.6	7.4	28.2
Substandard	10.5	21.7	8.8	0.9	5.2	5.7	18.7	71.5
Doubtful	0.1	1.7	0.4	0.2	—	0.4	0.4	3.2
Total	$131.5	$274.2	$200.8	$124.6	$68.6	$124.8	$355.9	$1,280.4

Commercial purpose secured by 1-4 family:
Pass	$22.9	$74.1	$49.2	$29.4	$19.6	$63.5	$25.7	$284.4
Special mention	0.3	2.5	0.8	0.8	0.5	1.2	0.7	6.8
Substandard	0.3	3.7	6.2	0.5	1.3	1.7	0.1	13.8
Doubtful	—	0.1	0.1	—	—	0.2	—	0.4
Total	$23.5	$80.4	$56.3	$30.7	$21.4	$66.6	$26.5	$305.4

Agricultural:
Pass	$19.3	$40.9	$18.8	$7.4	$4.5	$1.8	$131.2	$223.9
Special mention	1.1	0.4	1.8	—	0.1	—	6.0	9.4
Substandard	5.4	2.0	5.1	1.4	0.3	0.5	8.2	22.9
Doubtful	—	—	—	—	—	—	—	—
Total	$25.8	$43.3	$25.7	$8.8	$4.9	$2.3	$145.4	$256.2

The Company evaluates the credit quality, loan performance, and the allowance for credit loan losses of its residential and consumer loan portfolios, based primarily on the aging status of the loan and payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial multi-family:
Performing	$28.9	$78.5	$31.3	$32.4	$28.9	$102.9	$1.1	$304.0
Nonperforming	—	—	—	—	—	—	—	—
Total	$28.9	$78.5	$31.3	$32.4	$28.9	$102.9	$1.1	$304.0

Residential 1-4 family:
Performing	$33.8	$139.1	$103.1	$81.8	$96.5	$346.4	$0.2	$800.9
Nonperforming	—	0.2	—	—	0.6	1.2	—	2.0
Total	$33.8	$139.3	$103.1	$81.8	$97.1	$347.6	$0.2	$802.9

Consumer home equity and HELOC:
Performing	$3.4	$12.4	$11.1	$14.6	$5.9	$22.0	$358.0	$427.4
Nonperforming	—	—	0.1	0.2	0.3	0.1	—	0.7
Total	$3.4	$12.4	$11.2	$14.8	$6.2	$22.1	$358.0	$428.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer indirect:
Performing	$70.3	$267.3	$174.5	$115.6	$79.4	$66.3	$—	$773.4
Nonperforming	—	0.4	0.4	0.1	0.1	0.2	—	1.2
Total	$70.3	$267.7	$174.9	$115.7	$79.5	$66.5	$—	$774.6

Consumer direct and advance line:
Performing	$13.6	$44.9	$46.6	$20.0	$9.4	$13.4	$26.7	$174.6
Nonperforming	—	0.1	0.1	0.1	0.1	—	—	0.4
Total	$13.6	$45.0	$46.7	$20.1	$9.5	$13.4	$26.7	$175.0

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of March 31, 2020	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$75.7	$73.4	$1.7	$150.8
Nonperforming	0.9	0.8	—	1.7
Total	$76.6	$74.2	$1.7	$152.5

The following presents the recorded investment in the Company’s loans by risk grades and loan class as of the date shown below:

As of December 31, 2019	Pass	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans	Total Loans
Real estate:
Commercial	$3,305.0	$84.7	$97.3	$0.8	$182.8	$3,487.8
Construction:
Land acquisition & development	295.4	3.8	1.9	1.0	6.7	302.1
Residential	241.0	0.9	2.2	—	3.1	244.1
Commercial	428.3	1.7	1.5	—	3.2	431.5
Total construction loans	964.7	6.4	5.6	1.0	13.0	977.7
Residential	1,235.4	2.6	7.8	0.3	10.7	1,246.1
Agricultural	185.7	14.3	26.6	—	40.9	226.6
Total real estate loans	5,690.8	108.0	137.3	2.1	247.4	5,938.2
Consumer:
Indirect consumer	781.5	0.2	2.9	—	3.1	784.6
Direct consumer	177.7	0.4	0.8	0.1	1.3	179.0
Credit card	81.6	—	—	—	—	81.6
Total consumer loans	1,040.8	0.6	3.7	0.1	4.4	1,045.2
Commercial	1,569.4	40.4	60.3	3.6	104.3	1,673.7
Agricultural	247.8	8.5	22.7	0.1	31.3	279.1
Total	$8,548.8	$157.5	$224.0	$5.9	$387.4	$8,936.2

There were no material purchases of portfolio loans and no material sales of loan held for investment during the three months ended March 31, 2020 or 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Purchased credit deteriorated loans
The Company has purchased loans acquired in business combinations, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. See “Note 2 - Acquisitions” included in this report, for additional details.

(5)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$8.5	$14.4
Additions	0.9	8.4
Valuation adjustments	—	(0.3)
Dispositions	(1.2)	(1.4)
Ending balance	$8.2	$21.1

The carrying values of foreclosed residential real estate properties included in other real estate owned were $3.1 million and $2.3 million as of March 31, 2020 and December 31, 2019, respectively. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.8 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively.

(6)	Derivatives and Hedging Activities

The Company enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

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

The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. During the interest rate lock commitment period, these forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against the variability in cash to be received from the loan sale. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The notional amounts and estimated fair values of the Company’s derivatives are presented in the following table. Fair value estimates are obtained from third parties and are based on pricing models.

	March 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$536.0	$57.4	$503.2	$21.9
Interest rate lock commitments	361.2	7.7	67.8	1.3
Total derivative assets	$897.2	$65.1	$571.0	$23.2

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$536.0	$57.4	$503.2	$21.9
Forward loan sales contracts	377.2	2.1	128.0	0.3
Total derivative liabilities	$913.2	$59.5	$631.2	$22.2

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$57.4	$—	$57.4	$—	$35.1	$22.3
Mortgage related derivatives	7.7	—	7.7	—	—	7.7
Total derivatives	65.1	—	65.1	—	35.1	30.0
Total assets	$65.1	$—	$65.1	$—	$35.1	$30.0

Financial Liabilities
Interest rate swap contracts	$57.4	$—	$57.4	$—	$—	$57.4
Mortgage related derivatives	2.1	—	2.1	—	—	2.1
Total derivatives	59.5	—	59.5	—	—	59.5
Repurchase agreements	614.1		614.1	—	614.1	—
Total liabilities	$673.6	$—	$673.6	$—	$614.1	$59.5

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

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Non-hedging interest rate derivatives:
Amount of net fee income recognized in other non-interest income	$1.0	$0.8
Amount of net gains recognized in mortgage banking revenues	4.5	0.4

(7)	Capital Stock

The Company had 42,465,637 shares of Class A common stock and 22,086,944 shares of Class B common stock outstanding as of March 31, 2020. The Company had 43,129,085 shares of Class A common stock and 22,117,254 shares of Class B common stock outstanding as of December 31, 2019.
During the three months ended March 31, 2020, we repurchased and retired 1,054,700 shares of our Class A common stock at a total cost of $31.2 million and an average cost of $29.56 per share. The shares of common stock repurchased during the period represented 42.2% of the total shares to be repurchased under our repurchase program adopted by the Company’s board of directors on June 11, 2019 whereby the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. The cost of our repurchased shares directly reduced the balance of stockholders’ equity at March 31, 2020. As of March 31, 2020, there were 1,445,300 shares remaining authorized under the repurchase program. During the three months ended March 31, 2020, the Company issued 291 shares of its Class A common stock to a director for service on the Company's board of directors. The aggregate value of the shares issued to the director is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity. All other stock repurchases during the three months ended March 31, 2020 and 2019, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
On March 16, 2020, the Company filed a universal shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The shelf registration statement allows the Company to raise additional capital from time to time through offers and sales of registered securities consisting of debt securities, preferred stock, depositary shares, common stock, warrants, purchase contracts, and units or units consisting of any combination of the foregoing securities. The Company may sell these securities using the prospectus in the shelf registration statement, together with applicable prospectus supplements, from time to time, in one or more offerings.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month period ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income	$29.3	$41.6
Weighted average common shares outstanding for basic earnings per share computation	64,790,186	60,311,171
Dilutive effects of stock-based compensation	146,921	286,899
Weighted average common shares outstanding for diluted earnings per common share computation	64,937,107	60,598,070

Basic earnings per common share	$0.45	$0.69
Diluted earnings per common share	$0.45	$0.69

Anti-dilutive unvested time restricted stock	113,468	121,452

The Company had 309,410 and 154,387 shares of unvested restricted stock as of March 31, 2020 and 2019, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(9)	Regulatory Capital

As of March 31, 2020 and December 31, 2019, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2020 and December 31, 2019 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,460.3	13.67%	$854.8	8.000%	$1,121.9	10.50%	$1,068.5	10.00%
FIB	1,339.7	12.58	852.3	8.000	1,118.6	10.50	1,065.3	10.00
Tier 1 risk-based capital:
Consolidated	1,367.7	12.80	641.1	6.000	908.2	8.50	854.8	8.00
FIB	1,247.1	11.71	639.2	6.000	905.5	8.50	852.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,283.6	12.01	480.8	4.500	747.9	7.00	694.5	6.50
FIB	1,247.1	11.71	479.4	4.500	745.7	7.00	692.5	6.50
Leverage capital ratio:
Consolidated	1,367.7	9.90	552.5	4.000	552.5	4.00	690.6	5.00
FIB	1,247.1	9.05	551.2	4.000	551.2	4.00	689.0	5.00

In connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected to opt into the transition election and is adopting transition relief over the permissible five-year period. Accordingly, a CECL transitional amount totaling $29.0 million has been added back to CET1. The CECL transitional amount includes $30.0 million related to the cumulative effect of adopting CECL and $6.5 million related to the estimated regulatory incremental effect of CECL during the three months ended March 31, 2020.

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,495.3	14.10%	$848.5	8.00%	$1,113.6	10.50%	$1,060.6	10.00%
FIB	1,321.4	12.50	845.8	8.00	1,110.1	10.50	1,057.2	10.00
Tier 1 risk-based capital:
Consolidated	1,422.3	13.41	636.3	6.00	901.5	8.50	848.5	8.00
FIB	1,248.4	11.81	634.3	6.00	898.6	8.50	845.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,338.2	12.62	477.3	4.50	742.4	7.00	689.4	6.50
FIB	1,248.4	11.81	475.7	4.50	740.0	7.00	687.2	6.50
Leverage capital ratio:
Consolidated	1,422.3	10.13	561.6	4.00	561.6	4.00	702.0	5.00
FIB	1,248.4	8.91	560.4	4.00	560.4	4.00	700.4	5.00
(1) The ratios for the requirements to be deemed “well capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis.

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
As of March 31, 2020, the Company had commitments under construction contracts of $4.9 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.2 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2020.

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

The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2020	2019
Beginning balance, prior to adoption of ASC 326	$—	$—
Impact of adopting ASC 326	2.3	—
Provision for credit loss expense	(0.2)	—
Ending balance of allowance for off-balance sheet credit losses	$2.1	$—

	March 31, 2020	December 31, 2019
Unused credit card lines*	$1,480.5	$1,450.5
Commitments to extend credit*	2,122.4	2,067.0
Standby letter of credit	56.2	42.7

* In conjunction with the adoption of ASC 326, the Company presented the December 31, 2019 balances to conform to the March 31, 2020 presentation.

(12)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Investment securities available-for sale:
Change in net unrealized gains during period	$39.2	$33.6	$10.3	$8.8	$28.9	$24.8
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(6.0)	—	(1.6)	—	(4.4)
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.2)	(0.2)	(0.1)	—	(0.1)	(0.2)
Total other comprehensive income	$39.0	$27.4	$10.2	$7.2	$28.8	$20.2

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2020	December 31, 2019
Net unrealized gains on investment securities available-for-sale	$39.6	$10.6
Net actuarial gains on defined benefit post-retirement benefit plans	0.2	0.4
Net accumulated other comprehensive gains	$39.8	$11.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(13)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2020 and 2019.

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2020 and 2019.

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

Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the three-month LIBOR forward curve to estimate variable rate cash inflows and the federal funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$17.1	$—	$17.1	$—
State, county and municipal securities	112.3	—	112.3	—
Obligations of U.S. government agencies	203.6	—	203.6	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,414.8	—	2,414.8	—
Private mortgage-backed securities	40.0	—	40.0	—
Corporate securities	210.5	—	210.5	—
Other investments	2.0	—	2.0	—
Loans held for sale	94.4	—	94.4	—
Derivative assets:
Interest rate swap contracts	57.4	—	57.4	—
Interest rate lock commitments	7.7	—	7.7	—
Derivative liabilities:
Interest rate swap contracts	57.4	—	57.4	—
Forward loan sale contracts	2.1	—	2.1	—
Deferred compensation plan assets	17.3	—	17.3	—
Deferred compensation plan liabilities	17.3	—	17.3	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$9.0	$—	$9.0	$—
State, county and municipal securities	80.9	—	80.9	—
Obligations of U.S. government agencies	366.8	—	366.8	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,317.2	—	2,317.2	—
Private mortgage-backed securities	47.2	—	47.2	—
Corporate securities	135.7	—	135.7	—
Other investments	3.2	—	3.2	—
Loans held for sale	100.9	—	100.9	—
Derivative assets:
Interest rate swap contracts	21.9	—	21.9	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities
Interest rate swap contracts	21.9	—	21.9	—
Forward loan sales contracts	0.3	—	0.3	—
Deferred compensation plan assets	18.2	—	18.2	—
Deferred compensation plan liabilities	18.2	—	18.2	—

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans*	$3.6	$—	$—	$3.6
Other real estate owned	2.3	—	—	2.3
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans*	$27.3	$—	$—	$27.3
Other real estate owned	2.2	—	—	2.2
Long-lived assets to be disposed of by sale	6.2	—	—	6.2

*The Company adopted ASC 326 as of January 1, 2020 which changes the methodology of impaired loans. The comparable period presents impaired loans under previously applicable GAAP.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Collateral dependent Loans. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2020, certain collateral dependent loans with a carrying value of $5.9 million were reduced by specific valuation allowance allocations of $2.1 million and partial loan charge-offs of $0.2 million resulting in a reported fair value of $3.6 million. As of December 31, 2019, certain impaired loans with a carrying value of $41.3 million were reduced by specific valuation allowance allocations of $3.6 million and partial loan charge-offs of $10.1 million resulting in a reported fair value of $27.6 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had zero and $0.3 million of write downs on OREO properties during the three months ended March 31, 2020 and 2019, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.2 million, which was reduced by write-downs of $0.2 million, resulting in a fair value of $5.0 million. As of December 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.4 million, reduced by write-downs of $0.2 million, resulting in a fair value of $6.2 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2020	December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3.6	$27.3	Appraisal	Appraisal adjustment	0%	-	56%	(22%)
Other real estate owned	2.3	2.2	Appraisal	Appraisal adjustment	8%	-	65%	(27%)
Long-lived assets to be disposed of by sale	5.0	6.2	Appraisal	Appraisal adjustment	0%	-	37%	(3%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The carrying values of the interest-bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$869.2	$869.2	$869.2	$—	$—
Investment debt securities available-for-sale	3,000.3	3,000.3	—	3,000.3	—
Investment debt securities held-to-maturity	70.2	72.6	—	72.6	—
Accrued interest receivable	46.3	46.3	—	46.3	—
Mortgage servicing rights, net	27.8	27.8	—	27.8	—
Loans held for sale	94.4	94.4	—	94.4	—
Net loans held for investment	8,788.9	8,856.5	—	8,852.9	3.6
Derivative assets	65.1	65.1	—	65.1	—
Deferred compensation plan assets	17.3	17.3	—	17.3	—
Total financial assets	$12,979.5	$13,049.5	$869.2	$12,176.7	$3.6

Financial liabilities:
Total deposits, excluding time deposits	$10,244.5	$10,244.5	$10,244.5	$—	$—
Time deposits	1,320.6	1,324.9	—	1,324.9	—
Securities sold under repurchase agreements	614.1	614.1	—	614.1	—
Accrued interest payable	10.3	10.3	—	10.3	—
Long-term debt	13.9	10.5	—	10.5	—
Subordinated debentures held by subsidiary trusts	86.9	81.5	—	81.5	—
Derivative liabilities	59.5	59.5	—	59.5	—
Deferred compensation plan liabilities	17.3	17.3	—	17.3	—
Total financial liabilities	$12,367.1	$12,362.6	$10,244.5	$2,118.1	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,076.8	$1,076.8	$1,076.8	$—	$—
Investment debt securities available-for-sale	2,960.0	2,960.0	—	2,960.0	—
Investment debt securities held-to-maturity	92.3	94.5	—	94.5	—
Accrued interest receivable	46.7	46.7	—	46.7	—
Mortgage servicing rights, net	30.2	34.8	—	34.8	—
Loans held for sale	100.9	100.9	—	100.9	—
Net loans held for investment	8,857.7	8,930.7	—	8,906.7	24.0
Derivative assets	23.2	23.2	—	23.2	—
Deferred compensation plan assets	18.2	18.2	—	18.2	—
Total financial assets	$13,206.0	$13,285.8	$1,076.8	$12,185.0	$24.0

Financial liabilities:
Total deposits, excluding time deposits	$10,213.5	$10,213.5	$10,213.5	$—	$—
Time deposits	1,450.0	1,446.6	—	1,446.6	—
Securities sold under repurchase agreements	697.6	697.6	—	697.6	—
Accrued interest payable	12.1	12.1	—	12.1	—
Long-term debt	13.9	10.4	—	10.4	—
Subordinated debentures held by subsidiary trusts	86.9	81.3	—	81.3	—
Derivative liabilities	22.2	22.2	—	22.2	—
Deferred compensation plan liabilities	18.2	18.2	—	18.2	—
Total financial liabilities	$12,514.4	$12,501.9	$10,213.5	$2,288.4	$—

(14)	Recent Authoritative Accounting Guidance

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of ASU 2016-13 resulted in an increase in the allowance for loan losses as a result of changing from the “incurred loss” model, which encompassed allowances for current known and inherent losses within the portfolio, to the “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The amendments, as applied to our debt securities, had no material impact.The amendments were applied through a cumulative-effect adjustment to retained earnings of $24.1 million as of January 1, 2020. The transition adjustment includes an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million, net of the corresponding increases in deferred tax assets of $8.2 million.

The Company adopted ASC 326 using the prospective transition approach for PCD financial assets, previously classified as purchased credit impaired, or PCI, and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.

The Company has elected to opt into the transition election to mitigate the effects of ASC 326 on the regulatory capital ratios relative to recent legislation in relief of COVID‑19 pandemic on the economy and financial institutions in the United States. The referenced relief allows a total five-year phase in of the CECL impact on capital and relief over the next two years for the impact on the allowance for credit losses resulting from COVID‑19. Refer to “Note 9 - Regulatory Capital” for additional details of the election.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments in this Update removes, modifies, and adds to the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this Update became effective for the Company on January 1, 2020, and as the amendment is a revision to the disclosure requirements did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). The amendments in this Update clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the Update. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, for public business entities. The amendments in this Update became effective for the Company on January 1, 2020 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and the amendments of ASU 2019-04 became effective upon adoption of ASU 2016-13.

(15)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On April 29, 2020, the Company declared a quarterly dividend to common shareholders of $0.34 per share, to be paid on May 21, 2020 to shareholders of record as of May 11, 2020.

The COVID-19 pandemic has seemingly triggered a period of material global economic slowdown which could be deemed to constitute or lead to a global recession. As a result, economic uncertainties have arisen which are likely to negatively impact revenues and have other potential financial impacts on our position that are not yet known. Management has actively worked to minimize the current and future impact of this unprecedented situation and has made adjustments to operations where appropriate or necessary to help slow the spread of COVID-19. The extent to which COVID-19 impacts the Company’s financial results will depend on a number of things including the extent of the spread of the virus, the rate of infection, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any treatments or vaccines for the virus, any possible resurgence of the COVID-19 virus after the initial outbreak, and other factors. There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and the resulting pandemic, and, as a result, there is considerable uncertainty of its potential effect.

As part of the U.S. government’s response to COVID-19, the CARES Act enacted a number of measures to mitigate the impact of the COVID-19 pandemic on the U.S. economy. For instance, the CARES Act created a new guaranteed, unsecured loan program under the Small Business Administration, or SBA, called the Payroll Protection Program, or the PPP, which the Company participates in, designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits, and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll during the pandemic period. The Company is actively participating in assisting our customers with applications for resources through the program and through Phase I approved more than 6,800 applications, for approximately $1.0 billion.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. As of April 27, 2020 the Company has implemented modifications on approximately 3,950 loans totaling approximately $1.1 billion and anticipates that it will continue to experience an increase in short-term modifications. Additionally, the Company has granted forbearance requests on approximately 133 residential mortgage loans totaling $46.6 million.

No other undisclosed events requiring recognition or disclosure were identified.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited financial statements contained therein, filed with the Securities and Exchange Commission, or SEC.
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

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
“Forward-looking statements” are statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: political, legal, regulatory, and general economic or business conditions, either nationally or regionally; geopolitical uncertainties throughout the world; weather-related and other adverse climate conditions, disease, outbreaks, viruses, wide-spread health emergencies, pandemics, and other adverse biological conditions (including the recent outbreak of COVID-19, or other adverse conditions that may impact our business and our clients’ business; actions taken by the Board of Governors of the Federal Reserve including changes in the interest rate environment or interest rate changes and other changes to monetary policy; the effect of the various actions taken by the US government in response to the COVID-19 pandemic; credit performance of our loan portfolio; adequacy of the allowance for credit losses and access to low-cost funding sources; our ability to achieve the projected cost savings from our acquisitions and do so in the time expected; operating costs, customer loss and business disruption following our acquisitions may be greater than expected; the unavailability of LIBOR; impairment of goodwill; dependence on our management team and ability to attract and retain qualified employees; governmental regulation and changes in regulatory, tax and accounting rules and interpretations; regulatory actions related to, and interpretations of, risk-based capital guidelines; the effect of banking and financial services reform; future FDIC insurance premium increases; CFPB restrictions on our ability to originate and sell mortgage loans; cyber-security risks, including a failure or breach of our operational or security systems or infrastructure, that could adversely affect our business, financial performance and reputation; currency fluctuations that impact the value of the U.S. dollar in global markets; management distraction and costs associated with defending against, and unfavorable resolution with respect to, significant litigation, including class action litigation, and regulatory proceedings; inability to meet liquidity requirements; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operational controls; competition; meeting market demand with current and new products; reliance on external vendors; soundness of other financial institutions; failure of technology and failure to effectively implement technology-driven products and services; risks associated with introducing and implementing new lines of business, products or services; failure to execute on strategic or operational plans, including the ability to complete acquisitions or achieve expected costs savings or revenue growth associated with acquisitions; deposit attrition, customer loss and/or revenue loss following completed acquisitions; anti-takeover provisions; changes in dividend policy and the inability of our bank subsidiary to pay dividends; the uninsured nature of any investment in our common stock; decline in market price and volatility of our common stock; voting control of Class B common stock stockholders; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to our indebtedness.
A more detailed discussion of each of the foregoing risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These factors and the other risk factors described in the Company’s periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause the Company’s actual results, performance, or achievements to differ materially from those expressed in or implied by any of the Company’s forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. Investors and others are encouraged to read the more detailed discussion of the Company’s risks contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and included in our periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended, under the caption “Risk Factors.” Interested parties are urged to read in their entirety such risk factors prior to making any investment decision with respect to the Company. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of March 31, 2020, we had consolidated assets of $14.4 billion, deposits of $11.6 billion, loans of $9.0 billion and total stockholders’ equity of $2.0 billion. We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions, with and for individuals, businesses, municipalities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment, and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and from time to time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for credit losses, and income tax expense.
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
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We will continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis. The Company adopted CECL on January 1, 2020.
In December 2019, a new strain of coronavirus originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area.  In many cases COVID-19 causes severe illness and even death in a significant minority of cases.  Since its emergence COVID-19 has spread throughout the world, including the United States and Europe, significantly impacting the entire world’s economies.  Most industrialized economies have responded to the COVID-19 pandemic by shutting down significant portions of their economy.
On March 10, 2020, the World Health Organization, declared COVID-19 a pandemic. The COVID-19 pandemic has caused significant volatility and negative pressure in financial markets throughout the world. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide "shelter in place" orders and restricting travel. The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among others steps taken, on March 15, 2020, the Federal Reserve cut the federal funds rate, lowered the interest rate on emergency lending at the discount window, and lengthened the term of loans to 90 days. On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

The CARES Act created a new guaranteed, unsecured loan program under the SBA, called the Payroll Protection Program, or the PPP, which the Company participates in, designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits, and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll during the pandemic period. Nearly $660 billion in funds have been authorized for the PPP through two phases, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. These loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for six months. The Program started on April 3, 2020 and is available through June 30, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees were required. These loans will have a two-year term and will earn interest at a rate of 1%. The Company is actively participating in assisting our customers with applications for resources through the program and through Phase I approved more than 6,800 applications, for approximately $1.0 billion.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and as of April 27, 2020 has implemented modifications on approximately 3,950 loans totaling $1.1 billion and anticipates that it will continue to experience an increase in short-term modifications. Further, the Company has also granted forbearance requests on approximately 133 residential mortgage loans totaling $46.6 million.
The COVID-19 pandemic has seemingly triggered a period of material global economic slowdown which could be deemed to constitute or lead to a global recession. As a result, economic uncertainties have arisen which are likely to negatively impact revenues and have other potential financial impacts on our position that are not yet known. Management has actively worked to minimize the current and future impact of this unprecedented situation and has made adjustments to operations where appropriate or necessary to help slow the spread of COVID-19. The extent to which COVID-19 impacts the Company’s financial results remains fluid and is being monitored closely by management. Any impact on the Company’s financial results will depend on a number of things including the extent of the spread of the virus, the rate of infection, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any treatments or vaccines for the virus, any possible resurgence of the COVID-19 virus after the initial outbreak, and other factors. There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and the resulting pandemic, and, as a result, there is considerable uncertainty of its potential effect.
In the first quarter of 2020, the expected worsening of the US economy and significant uncertainty due to the COVID-19 pandemic coupled with the adoption of CECL were the primary drivers of the increases in our allowance for credit losses. For more information on our allowance for credit losses, see “Financial Condition - Allowance for Credit Losses” included herein. See “Part II-Item 1A. Risk Factors” for additional information regarding risks and the significant uncertainties relating to the COVID-19 pandemic.
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
Results of Operations
Principal tools we use in managing and evaluating our results of operations include tracking performance as measured by certain metrics including return on average equity, net interest income, non-interest income, non-interest expense and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.

The impact of funding, including non-interest-bearing deposit sources, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income by assessing the yields on our loans and other earning assets, the costs of our deposits and other funding sources, and the levels of our net interest spread and net interest margin.
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
Financial Condition
Managing and evaluating our financial condition, we focus on liquidity, the diversification and quality of our loans, the adequacy of our allowance for credit losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans to deposits and any reliance on brokered certificates of deposit or other wholesale funding sources.
We seek to maintain a diverse and high quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of total loans and OREO, and loan charge-offs as a percentage of average loans. We seek to maintain our allowance for credit losses at a level adequate to absorb probable losses inherent in our loan portfolio at each balance sheet date, and we evaluate the level of our allowance for credit losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
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
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Allowance for Credit Losses
The allowance for credit losses is a valuation account that creates an allowance for credit losses expected over the life of the loans at each balance sheet date and is deducted from or added to the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off loans and expected to be charged-off loans. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses that does not share common risk characteristics with other loans. Based on this analysis, we record a provision for credit losses in order to maintain the allowance for credit losses at appropriate levels. In determining the allowance for credit losses, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.
For non-PCD loans acquired in a business combination with no significant evidence of credit deterioration since origination, the Company estimates an allowance for credit losses of the loans determined using the same methodology as other loans held for investment.
Increases in the allowance are recorded through net income as credit loss expense. Decreases in the allowance are recorded through net income as a reversal of credit loss expense. Loans are charged off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off loans.
The allowance for credit losses is maintained at an amount we believe is sufficient to provide for estimated losses expected over the life of the loans at each balance sheet date resulting from management’s assessment of the quantitative and qualitative factors utilized to determine the allowance for credit losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Changes in the estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations.
As of January 1, 2020, the Company’s accounting policies have changed significantly with the adoption of ASU 326. Prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report describes the methodology used to determine the allowance for credit losses and describes our policy with regard to acquired loans. Note 4 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report includes a discussion of the factors driving changes in the amount of the allowance for credit losses.
Goodwill
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to it’s carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of it’s carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 describes our accounting policy with regard to goodwill.
Our annual goodwill impairment test is performed each year as of July 1st. As a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic across the globe, including into the United States, and its impact on our businesses including volatility in the stock market and changes to the interest rate environment an impairment triggering event has occurred. As of March 31, 2020, we do not consider our goodwill to be impaired. We will continue to monitor the COVID-19 situation and related stock market effects during the second quarter of 2020.
Fair Values of Loans Acquired in Business Combinations
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity.
Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 326-20 “Financial instruments - credit losses.” Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value, or amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method in accordance with ASC 310-10. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report describes our policy with regard to acquired loans.
Results of Operations
The following discussion and analysis is intended to provide greater details of the results of our operations and financial condition. The financial statements as of March 31, 2019 are exclusive of the effects of the combined results of operations of the IIBK and CMYF acquisitions, which closed in April 2019. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.
Net Interest Income
Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest-bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.

The following table presents, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$8,995.6	$112.4	5.03%	$8,467.9	$111.7	5.35%
Investment securities (2)	3,061.3	17.8	2.34	2,630.2	15.8	2.44
Interest bearing deposits in banks	705.0	2.5	1.43	598.6	3.6	2.44
Federal funds sold	0.3	—	—	0.6	—	—
Total interest earnings assets	$12,762.2	$132.7	4.18%	$11,697.3	$131.1	4.55%
Non-earning assets	1,698.3			1,542.9
Total assets	$14,460.5			$13,240.2
Interest bearing liabilities:
Demand deposits	$3,241.9	$0.9	0.11%	$2,922.7	$2.4	0.33%
Savings deposits	3,628.0	1.4	0.16	3,262.3	5.1	0.63
Time deposits	1,384.3	5.0	1.45	1,356.5	4.6	1.38
Repurchase agreements	639.4	0.5	0.31	675.5	1.0	0.60
Other borrowed funds	0.5	—	—	—	—	NM
Long-term debt	13.9	0.3	8.68	15.6	0.3	7.80
Subordinated debentures held by subsidiary trusts	86.9	1.0	4.63	86.9	1.2	5.60
Total interest-bearing liabilities	$8,994.9	$9.1	0.41%	$8,319.5	$14.6	0.71%
Non-interest-bearing deposits	3,284.0			3,048.9
Other non-interest-bearing liabilities	188.0			160.6
Stockholders’ equity	1,993.6			1,711.2
Total liabilities and stockholders’ equity	$14,460.5			$13,240.2
Net FTE interest income		$123.6			$116.5
Less FTE adjustments (2)		(0.5)			(0.5)
Net interest income from consolidated statements of income		$123.1			$116.0
Interest rate spread			3.77%			3.84%
Net FTE interest margin (3)			3.90%			4.04%
Cost of funds, including non-interest-bearing demand deposits (4)			0.30%			0.52%

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

(4) Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest-bearing liabilities plus non-interest bearing deposits.

Our net interest income increased $7.1 million, or 6.1%, to $123.1 million during the three months ended March 31, 2020, as compared to $116.0 million for the same period in 2019, primarily as a result of higher levels of earnings assets as a result of the impact of the IIBK and CMYF acquisitions and lower deposit costs.

Net interest income included interest accretion related to the fair valuation of acquired loans of $3.8 million during the three months ended March 31, 2020, of which $1.1 million was the result of early loan payoffs. This compares to interest accretion of $3.9 million during the three months ended March 31, 2019, of which $1.7 million was the result of early loan payoffs.

Recoveries of charged-off interest also impact net interest income. Net charged-off interest recoveries were $0.2 million during the three months ended March 31, 2020, as compared to $0.9 million during the same period in 2019.

Our net FTE interest margin ratio decreased 14 basis points to 3.90% for the three months ended March 31, 2020, as compared to 4.04% for the same period in 2019, which is primarily the result of the impact of the reduction in the federal funds rate resulting in lower yields on earning assets partially offset by lower deposit costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.77% during the three months ended March 31, 2020, as compared to 3.87% for the same period in 2019, or a ten basis point decrease.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three month period ended March 31, 2020 and 2019. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2020 compared with Three Months Ended March 31, 2019
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$7.0	$(6.3)	$0.7
Investment securities (1)	2.6	(0.6)	2.0
Interest bearing deposits in banks	0.6	(1.7)	(1.1)
Total change	10.2	(8.6)	1.6
Interest bearing liabilities:
Demand deposits	0.3	(1.8)	(1.5)
Savings deposits	0.6	(4.3)	(3.7)
Time deposits	0.1	0.3	0.4
Repurchase agreements	(0.1)	(0.4)	(0.5)
Subordinated debentures held by subsidiary trusts	—	(0.2)	(0.2)
Total change	0.9	(6.4)	(5.5)
Increase in FTE net interest income (1)	$9.3	$(2.2)	$7.1

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Credit Losses

The Company adopted Accounting Standards Codification 326, Measurement of Credit Losses on Financial Instruments, which replaces the historically used incurred loss methodology with an expected loss methodology and is referred to as the current expected credit loss (CECL) accounting standard, effective January 1, 2020. Upon adoption, the Company recorded an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million that was offset in shareholders' equity and deferred taxes. Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for credit losses of $29.0 million during the three months ended March 31, 2020, as compared to $3.7 million during same period in 2019, with the difference largely attributable to the adoption of CECL. The quarterly provision reflects an increase in expected losses over the life of the loan held for investment portfolios of $8,918.0 million associated with significant changes in the Company's internal economic forecast as a result of COVID-19, including uncertainty regarding the benefits of government stimulus enacted since the initial assessment. The provision is reflective of net charge-offs of $3.1 million, or 0.14% of average loans outstanding, for the first quarter of 2020, compared to $4.3 million, or 0.21% of average loans outstanding during same period in 2019.

For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended March 31,		$ Change	% Change
	2020	2019
Payment services revenues	$10.2	$9.4	$0.8	8.5%
Mortgage banking revenues*	13.6	4.1	9.5	231.7
Wealth management revenues	6.2	6.1	0.1	1.6
Service charges on deposit accounts	5.4	5.0	0.4	8.0
Other service charges, commissions and fees	4.7	4.3	0.4	9.3
Other income	3.6	4.3	(0.7)	(16.3)
Total non-interest income	$43.7	$33.2	$10.5	31.6%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.
Total non-interest income increased $10.5 million, or 31.6%, to $43.7 million for the three months ended March 31, 2020, as compared to $33.2 million for the same period in 2019, primarily due to mortgage banking revenues and the impact of the acquisitions closed in 2019.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Mortgage banking revenues increased $9.5 million, or 231.7%, to $13.6 million during the three months ended March 31, 2020, as compared to $4.1 million during the same period in 2019. The increases are primarily driven by increased mortgage loan production as a result of higher levels of refinance activity as a result of the favorable interest rate environment. Loans originated for home purchases accounted for approximately 49.9% of loan production for the three months ended March 31, 2020, as compared to 79.1% for the same period in 2019.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended March 31,		$ Change	% Change
	2020	2019
Salaries and wages*	$39.9	$35.1	$4.8	13.7%
Employee benefits	14.2	14.4	(0.2)	(1.4)
Outsourced technology services	7.8	7.9	(0.1)	(1.3)
Occupancy, net	7.3	7.0	0.3	4.3
Furniture and equipment	2.8	3.5	(0.7)	(20.0)
OREO expense, net of income	(0.5)	0.1	(0.6)	NM
Professional fees*	2.7	3.2	(0.5)	(15.6)
FDIC insurance premiums	1.6	1.5	0.1	6.7
Mortgage servicing rights amortization	1.5	0.9	0.6	66.7
Mortgage servicing rights impairment (recovery)	2.9	—	2.9	NM
Core deposit intangibles amortization	2.9	2.3	0.6	26.1
Other expenses*	17.2	14.3	2.9	20.3
Acquisition related expenses	—	2.3	(2.3)	(100.0)
Total non-interest expense	$100.3	$92.5	$7.8	8.4%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.

Non-interest expense increased $7.8 million, or 8.4%, to $100.3 million during the three months ended March 31, 2020 as compared to $92.5 million during the same period in 2019, primarily as a result of expenses related to the acquisition of IIBK and CMYF. Significant components of non-interest expense are discussed below. For additional information regarding acquisition expenses, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $4.8 million, or 13.7%, to $39.9 million during the three months ended March 31, 2020, as compared to $35.1 million during the same period in 2019. The increase reflects higher levels of wages, including incentive compensation, resulting from the addition of employees from the acquisitions of IIBK and CMYF.

Mortgage servicing rights impairment increased $2.9 million during the three months ended March 31, 2020 as compared to the same period in 2019. The increase is due to the valuation allowance recorded on mortgage servicing rights during the current period.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $2.9 million, or 20.3%, to $17.2 million during the three months ended March 31, 2020, as compared to $14.3 million during the same period in 2019. The increase is primarily due to additional costs related to the IIBK and CMYF acquisitions and other normal fluctuations in other expenses.

Income Tax Expense

Our effective tax rate was 21.9% for the three months ended March 31, 2020 compared to 21.5% for the three months ended March 31, 2019.

Financial Condition

Total Assets

Total assets decreased $232.8 million, or 1.6%, to $14,411.4 million as of March 31, 2020, from $14,644.2 million as of December 31, 2019, primarily due to a decrease in cash and cash equivalents and higher levels of allowance for credit losses partially offset by an increase in investment securities and other assets. Significant fluctuations in balance sheet accounts are discussed below.

Total Loans
Total loans decreased $19.2 million, or 0.2%, to $9,012.4 million as of March 31, 2020, as compared to $9,031.6 million as of December 31, 2019.

Loans Held for Investment
Loans held for investment decreased $12.7 million, or 0.1%, to $8,918.0 million as of March 31, 2020, as compared to $8,930.7 million as of December 31, 2019. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $39.1 million, or 0.7%, to $5,977.3 million as of March 31, 2020, as compared to $5,938.2 million as of December 31, 2019. Within the portfolio, commercial loans increased $55.6 million, or 1.6%, to $3,543.4 million, construction loans increased $0.6 million, or 0.1%, to $978.3 million, residential loans decreased $15.1 million, or 1.2%, to $1,231.0 million, and agricultural loans decreased $2.0 million, or 0.9%, to $224.6 million, as of March 31, 2020.
Total consumer loans decreased $19.7 million, or 1.9%, to $1,025.5 million as of March 31, 2020, from $1,045.2 million as of December 31, 2019. Within the consumer loan portfolio, indirect loans were seasonally lower with a decrease of $10.0 million, or 1.3%, direct loans decreased $4.0 million, or 2.2%, and credit card loans decreased $5.7 million, or 7.0%, as of March 31, 2020 compared to December 31, 2019, primarily due to the seasonal decline typically experienced across the indirect portfolio.
Commercial loans decreased $13.7 million, or 0.8%, to $1,660.0 million as of March 31, 2020, from $1,673.7 million as of December 31, 2019.
Agricultural loans decreased $21.2 million, or 7.6%, to $257.9 million as of March 31, 2020, from $279.1 million as of December 31, 2019, primarily attributable to seasonal pay downs in operating lines of credit.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $6.5 million, or 6.4%, to $94.4 million as of March 31, 2020, compared to $100.9 million as of December 31, 2019.
Non-performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Non-performing loans:
Non-accrual loans	$51.1	$42.9	$50.1	$41.0	$45.1
Accruing loans past due 90 days or more	12.0	5.7	7.0	5.2	7.1
Total non-performing loans	63.1	48.6	57.1	46.2	52.2
OREO	8.2	8.5	17.8	27.6	21.1
Total non-performing assets	$71.3	$57.1	$74.9	$73.8	$73.3
Troubled debt restructurings not included above	$5.0	$5.5	$5.5	$5.7	$5.8
Non-performing loans to total loans	0.70%	0.54%	0.63%	0.51%	0.61%
Non-performing assets to total loans and OREO	0.79	0.63	0.82	0.81	0.86
Non-performing assets to total assets	0.49	0.39	0.51	0.51	0.54

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest. Collateral dependent loans include all loans that rely solely on the operation or sale of the collateral for repayment. We monitor and evaluate collateral values on collateral dependent loans quarterly. Appraisals are required on all collateral dependent loans every 18-24 months, or sooner as conditions necessitate. We update valuations on collateral underlying oil and gas credits based on recent market-based oil price forecasts provided by an independent third party. We also monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The collateral valuation is then compared to the loan balance and any resulting shortfall is recorded in the allowance for credit losses as a specific valuation allowance. Provisions for credit losses are impacted by changes in the specific valuation allowances and historical or general valuation elements of the allowance for credit losses.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Real estate:
Commercial	$15.2	24.1%	$13.6	28.0%
Construction:
Land acquisition and development	1.1	1.8	1.7	3.5
Residential	1.1	1.7	—	—
Commercial	0.5	0.8	0.5	1.0
Total construction	2.7	4.3	2.2	4.5
Residential	5.0	7.9	5.7	11.7
Agricultural	10.5	16.6	5.2	10.7
Total real estate	33.4	52.9	26.7	54.9
Consumer	4.1	6.5	3.5	7.2
Commercial	21.3	33.8	16.0	32.9
Agricultural	4.3	6.8	2.4	4.9
Total non-performing loans	$63.1	100.0%	$48.6	100.0%
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $8.2 million, to $51.1 million as of March 31, 2020, from $42.9 million as of December 31, 2019, primarily as a result of the adoption of the CECL standard and corresponding transition from purchase credit impaired loans to purchase credit deteriorated loans. Accruing loans past due 90 days or more increased $6.3 million, or 110.5%, primarily due to an increase in real estate and commercial loans. Other real estate owned decreased $0.3 million, or 3.5%, from December 31, 2019.

Allowance for Credit Losses

The Company performs a quarterly assessment of the adequacy of its allowance for credit losses in accordance with GAAP and as modified by the adoption of CECL. The methodology used to assess the adequacy is consistently applied to the Company’s loan portfolio. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies - Allowance for Credit Losses.”

The allowance for credit losses is increased by provisions charged against earnings and net recoveries of charged-off loans and is reduced by negative provisions credited to earnings and net loan charge-offs. The allowance for credit losses consists of three elements:

(1)
Specific valuation allowances associated with collateral dependent loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices and any relevant qualitative or environmental factors impacting loans. Collateral dependent loans without a specific valuation allowance are modeled with the applicable pool and receive the corresponding allowance.

(2)
Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. The Company applies PD and LGD methodologies for all portfolio segments. The Company uses a TM for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. Loan transitions are measured by either internal ratings or delinquency status. Those tracked by ratings are generally commercial purpose including agricultural, commercial and commercial real estate. Those tracked by delinquency are generally consumer in nature, with the exception of multi-family and credit cards. The LGD used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experiences from 2008 to the current period. The model compares the most recent period losses to prior period defaults to calculate the LGD, which is averaged over the historical observations.

(3)
General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions or forecasts and other qualitative risk factors both internal and external to us, including the incorporation of a one-year forecast period for economic conditions.

Based on the assessment of the adequacy of the allowance for credit losses, the Company records provisions for credit losses to maintain the allowance for credit losses at appropriate levels.

Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. Subsequent to the acquisition date, an allowance for credit loss is recorded for the life of loan expected credit losses on loans acquired without evidence of credit impairment.
For loans acquired in business combinations with evidence of deterioration in credit quality since origination, the Company determines the fair value of the loans by estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the level yield interest method. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes that the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic, will result in an excessive amortization or are not consistent with the collateral held or (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.
If the collateral dependent loan is adequately collateralized, a specific valuation allowance is not recorded. As such, significant changes in collateral dependent and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for credit losses. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for credit losses or changes in non-performing or collateral dependent loans due to timing differences among the initial identification of a collateral dependent loan, recording of a specific valuation allowance for the collateral dependent loan and any resulting charge-off of uncollectible principal.

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses
(Dollars in millions)	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Allowance for credit losses on loans: (1)
Beginning balance, prior to adoption of ASC 326	$73.0	$75.0	$74.2	$72.4	$73.0
Impact of adopting ASC 326	30.0	—	—	—	—
Provision charged to operating expense (2)	29.2	3.8	2.6	3.8	3.7
Charge offs:
Real estate
Commercial	—	—	—	—	0.2
Construction	0.5	0.1	—	0.6	1.3
Residential	—	0.1	0.3	0.3	0.6
Consumer	3.0	3.9	2.8	3.3	3.0
Commercial	1.1	3.1	1.6	1.1	0.8
Agricultural	—	0.1	—	0.3	0.1
Total charge-offs	4.6	7.3	4.7	5.6	6.0
Recoveries:
Real estate
Commercial	—	—	0.1	0.2	0.2
Construction	—	0.1	0.6	0.6	—
Residential	—	0.4	0.1	0.4	—
Consumer	1.1	0.5	0.8	1.2	1.1
Commercial	0.4	0.5	1.3	1.2	0.4
Total recoveries	1.5	1.5	2.9	3.6	1.7
Net charge-offs	3.1	5.8	1.8	2.0	4.3
Balance at end of period	$129.1	$73.0	$75.0	$74.2	$72.4

Allowance for off-balance sheet credit losses:
Beginning balance, prior to adoption of ASC 326	$—	$—	$—	$—	$—
Impact of adopting ASC 326	$2.3	$—	$—	$—	$—
Provision for off-balance sheet credit losses	$(0.2)	$—	$—	$—	$—
Balance at end of period	$2.1	$—	$—	$—	$—

Total allowance for credit losses	$131.2	$73.0	$75.0	$74.2	$72.4
Total provision for credit losses	29.0	3.8	2.6	3.8	3.7
Period end loans	9,012.4	9,031.6	9,101.5	9,059.3	8,493.2
Average loans	8,995.6	9,041.1	9,053.6	8,948.3	8,467.9
Net loans charged-off to average loans, annualized	0.14%	0.25%	0.08%	0.09%	0.21%
Allowance to period end loans	1.43	0.81	0.82	0.82	0.85

(1) Allowance for credit losses on loans ("ACLL") at March 31, 2020; Allowance for loan losses ("ALLL") for the prior periods.
(2) Provision for credit losses on loans for the quarter ended March 31, 2020; provision for loan losses for the prior periods.

Our allowance for credit losses was $129.1 million, or 1.43% of period end loans, as of March 31, 2020, as compared to $73.0 million, or 0.81% of period end loans, as of December 31, 2019. The increase in the percentage from December 31, 2019 is primarily a result of adoption of the CECL standard and changes in the Company's internal economic forecast as a result of COVID-19, including uncertainty regarding the benefits of government stimulus enacted since the initial assessment. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.

Investment Securities.
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $18.2 million, or 0.6%, to $3,070.5 million, or 21.3% of total assets, as of March 31, 2020, from $3,052.3 million, or 20.8% of total assets, as of December 31, 2019. As of March 31, 2020, the estimated duration of our investment portfolio was 2.2 years, as compared to 2.4 years as of December 31, 2019.
We evaluate our available-for-sale debt securities in an unrealized loss position to assess whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company performs a qualitative assessment as to whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
As of March 31, 2020, we had available-for-sale investment securities with fair values aggregating $213.5 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $2.8 million as of March 31, 2020 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment losses or credit impairment were recorded during the three months ended March 31, 2020 or 2019.
Other Assets
Other assets increased $33.9 million, or 18.1%, to $221.5 million as of March 31, 2020, from $187.6 million as of December 31, 2019. The increase is primarily attributable to an increase of $41.8 million in our interest rate swap contracts offset by decrease in bank owned property held for sale and decreases resulting from normal fluctuations in other assets.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement and time deposit accounts. Total deposits decreased $98.4 million, or 0.8%, to $11,565.1 million as of March 31, 2020, from $11,663.5 million as of December 31, 2019. Declines in non-interest-bearing demand and time deposits were partially offset by increases in interest-bearing demand and savings deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Non-interest bearing demand	$3,309.3	28.6%	$3,426.5	29.4%
Interest bearing:
Demand	3,293.8	28.5	3,195.4	27.4
Savings	3,641.4	31.5	3,591.6	30.8
Time, $100 and over	560.1	4.8	651.1	5.6
Time, other (1)	760.5	6.6	798.9	6.8
Total interest bearing	$8,255.8	71.4%	$8,237.0	70.6%
Total deposits	$11,565.1	100.0%	$11,663.5	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $120.2 million and no brokered deposits as of March 31, 2020, compared to $117.7 million and $2.9 million as of December 31, 2019, respectively.

Securities Sold Under Repurchase Agreements.
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $83.5 million, or 12.0%, to $614.1 million as of March 31, 2020, from $697.6 million as of December 31, 2019, as a result of normal fluctuations in account balances.
Accounts Payable and Accrued Expenses.
Accounts payable and accrued expenses increased $8.9 million, or 6.9%, to $138.5 million as of March 31, 2020, from $129.6 million as of December 31, 2019, primarily due to an increase in interest rate swap contracts offset by a decrease in accrued salaries and employee benefits of $9.9 million along with normal fluctuations in other liabilities.
Deferred Tax Asset / Liability
Our deferred tax liability, net decreased $2.3 million, or 8.6%, to $24.4 million as of March 31, 2020, from $26.7 million as of December 31, 2019, primarily due to an increase in our allowance for credit losses as a result of the adoption of ASC 326, partially offset by deferred taxes recorded on mark-to-market gains during the first quarter of 2020.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $57.8 million, or 2.9%, to $1,956.1 million as of March 31, 2020, from $2,013.9 million as of December 31, 2019, due to stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and regular and special cash dividends paid. This decrease was offset by retention of earnings, other comprehensive income, and proceeds from stock option exercises.
On April 29, 2020, the Company’s board of directors declared a dividend of $0.34 per common share, payable on May 21, 2020, to common stockholders of record as of May 11, 2020. The dividend equates to a 3.8% annual yield based on the $35.87 average closing pricing of the Company’s common stock during the first quarter of 2020.
During the three months ended March 31, 2020, we repurchased and retired 1,054,700 shares of our Class A common stock at a total cost of $31.2 million and an average cost of $29.56 per share. The shares of common stock repurchased during the period represented 42.2% of the total shares to be repurchased under our repurchase program adopted by the Company’s board of directors on June 11, 2019 whereby the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. The cost of our repurchased shares directly reduced the balance of stockholders’ equity at March 31, 2020. As of March 31, 2020, there were 1,445,300 shares remaining authorized under the repurchase program.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2020 and December 31, 2019, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 9 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For additional information regarding our operating, investing and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1.
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
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of March 31, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2020, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, such control.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.	Risk Factors
The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our in our Annual Report on Form 10-K for the year ended December 31, 2019, many of which are and will continue to be exacerbated by the COVID-19 pandemic and any worsening of the economic environment. Except as otherwise contemplated herein, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The impact of the COVID-19 pandemic on our business and financial results will depend on future developments that are uncertain and unpredictable, including the scope and duration of the pandemic, and may be materially adverse to our operations and profitability.

In December 2019, a new strain of coronavirus (also known as, and hereinafter referred to as “COVID-19”) originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area. In many cases COVID-19 causes severe illness and even death in a significant minority of cases. Since its emergence COVID-19 has spread throughout the world, significantly impacting the entire world’s economies. Most industrialized economies have responded to the COVID-19 pandemic by shutting down significant portions of their economy.

The outbreak has been declared a pandemic by the World Health Organization, and the United States government has declared a national emergency in response. The COVID-19 pandemic has caused significant volatility and negative pressure in financial markets throughout the world. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide "shelter in place" orders and restricting travel.

The future impact of COVID-19 on the global economy will depend on the extent of the spread of the virus, the rate of infection, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any treatments or vaccines for the virus, any possible resurgence of the COVID-19 virus after the initial outbreak, and other factors.

The COVID-19 pandemic has seemingly triggered a period of material global economic slowdown which could be deemed to constitute or lead to a global recession. The effects of the responses to the COVID-19 pandemic are difficult to assess at this time and may require some substantial passage of time before they are fully understood. The COVID-19 pandemic has affected our operations and has caused disruptions and restrictions to our borrowers and to our borrowers’ supply chains, closures of facilities, and decreases in demand for their products and services. As a result, the demand for our products and services may be impacted, which could adversely affect our operations and profitability. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on certain of our assets. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we are complying with governmental directives regarding residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are working with credit card, automobile, mortgage, small business and personal lending customers in offering fee waivers, payment deferrals, forbearances, and other expanded assistance as appropriate. Future governmental actions may require these and other types of customer-related responses. In addition, we have temporarily suspended share repurchases and could take other capital actions in response to the COVID-19 pandemic.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and the resulting pandemic, and, as a result, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which could prove material and adverse to our business.

We may be adversely affected by the emergency actions taken by the U.S. government to mitigate the impact of the COVID-19 pandemic on the U.S. economy.

The United States government has taken a number of actions to mitigate the economic impact of the COVID-19 pandemic on the U.S. economy. Among others steps taken, on March 15, 2020, the Federal Reserve cut the federal funds rate to a target of 0% to 0.25% from its previous target range of 1% to 1.25%, the second reduction of the federal funds rate in March 2020. The Federal Reserve also lowered the interest rate on emergency lending at the discount window by 125 basis points to 0.25% and lengthened the term of loans to 90 days. On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

There can be no assurance that these interventions by the U.S. government will be successful in mitigating the impact of the COVID-19 pandemic and it is unclear what the cumulative effect of these extraordinary actions by the U.S. government will be on the economy as a whole and upon the financial condition and results of operations of the Company and its customers, both in the short-term and the long-term. In addition, other factors, including the actions of other major foreign governments, organizations, or other entities, could have significant impact on our economy in ways that are not predictable. For instance, the U.S. financial markets have been exceptionally volatile since March 2020, and we are unable to predict if and when such volatility may lessen. Also, OPEC and Russia initiated an oil price war just as the demand for oil was dropping due to the economic dislocations caused by the COVID-19 pandemic. The results of this price war are uncertain, but could have severe adverse impacts upon large segments of the world-wide energy industry and more specifically the U.S. economy. The price of oil rapidly dropped after the start of the price war, and it is unclear when or how the differences among oil producers will be resolved. Because the energy sector is important for the economy, we may be adversely affected by these foreign governments, organizations, or other entities.

Our adoption of current expected credit loss (“CECL”) accounting standard and its resulting impact on our allowance for credit losses and impairments may prove to be insufficient to absorb expected lifetime losses in our loan portfolio.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delays recognition until it is probable a loss has been incurred. The Company adopted this standard beginning after January 1, 2020 and the allowance for credit losses is presented under Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”) while prior period amounts continue to be reported in accordance with previous applicable GAAP.

Our evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors in accordance with GAAP and based on regulatory requirements. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Future reserves may be different due to changes in macroeconomic conditions. The process for determining our allowance for credit losses is complex, and we may from time to time make changes to our process for determining our allowance for credit losses. In addition, regulatory agencies periodically review our allowance for credit losses, as well as our methodology for calculating our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. Changes that we make to enhance our process for determining our allowance for credit losses may lead to an increase in our allowance for credit losses. Any increase in our allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2020.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2020.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 2020	—	$—	—	2,500,000
February 2020	31,688	39.15	—	2,500,000
March 2020	1,061,571	29.54	1,054,700	1,445,300
Total	1,093,259	$29.82	1,054,700	1,445,300

(1)
Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan and purchases related to our stock repurchase program.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

3.1*
Third Amended and Restated Articles of Incorporation dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2019)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 11, 2020	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 11, 2020	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer