Form 10-Q
period 2020-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2020-08-10
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2020 – Class A common stock	42,579,590
June 30, 2020 – Class B common stock	21,981,114

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share data) (Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$291.2	$241.5
Interest bearing deposits in banks	1,133.7	835.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,425.0	1,076.8
Investment securities:
Available-for-sale	3,317.6	2,960.0
Held-to-maturity, net (estimated fair values of $71.1 and $94.5 at June 30, 2020 and December 31, 2019, respectively)	67.9	92.3
Total investment securities	3,385.5	3,052.3
Mortgage loans held for sale, at fair value	169.9	100.9
Loans held for investment, net of deferred fees and costs	10,032.5	8,930.7
Allowance for credit losses	146.1	73.0
Net loans held for investment	9,886.4	8,857.7
Goodwill	621.6	621.6
Company-owned life insurance	293.1	293.8
Premises and equipment, net of accumulated depreciation	309.5	306.0
Core deposit intangibles, net of accumulated amortization	56.5	62.1
Accrued interest receivable	56.5	46.7
Mortgage servicing rights, net of accumulated amortization and impairment reserve	24.6	30.2
Other real estate owned (“OREO”)	6.5	8.5
Other assets	236.3	187.6
Total assets	$16,471.4	$14,644.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$4,426.6	$3,426.5
Interest bearing	8,913.8	8,237.0
Total deposits	13,340.4	11,663.5
Securities sold under repurchase agreements	756.1	697.6
Accounts payable and accrued expenses	133.5	129.6
Accrued interest payable	8.8	12.1
Deferred tax liability, net	32.2	26.7
Long-term debt	112.3	13.9
Allowance for credit losses on off-balance sheet credit exposures	2.3	—
Subordinated debentures held by subsidiary trusts	86.9	86.9
Total liabilities	14,472.5	12,630.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2020 or December 31, 2019	—	—
Common stock	1,021.2	1,049.3
Retained earnings	912.5	953.6
Accumulated other comprehensive gain, net	65.2	11.0
Total stockholders’ equity	1,998.9	2,013.9
Total liabilities and stockholders’ equity	$16,471.4	$14,644.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$112.1	$120.9	$224.1	$232.3
Interest and dividends on investment securities:
Taxable	15.7	15.7	32.9	30.8
Exempt from federal taxes	0.5	0.5	1.0	1.0
Interest on deposits in banks	0.5	5.0	3.0	8.6
Total interest income	128.8	142.1	261.0	272.7
Interest expense:
Interest on deposits	4.5	14.1	11.8	26.2
Interest on securities sold under repurchase agreements	0.1	1.1	0.6	2.1
Interest on other debt	1.0	0.4	1.3	0.7
Interest on subordinated debentures held by subsidiary trusts	0.7	1.2	1.7	2.4
Total interest expense	6.3	16.8	15.4	31.4
Net interest income	122.5	125.3	245.6	241.3
Provision for credit losses	19.5	3.8	48.5	7.5
Net interest income after provision for credit losses	103.0	121.5	197.1	233.8
Non-interest income:
Payment services revenues	9.3	10.5	19.5	19.9
Mortgage banking revenues	14.2	9.0	25.1	14.2
Wealth management revenues	5.4	5.8	11.6	11.9
Service charges on deposit accounts	3.6	5.4	9.0	10.4
Other service charges, commissions and fees	2.9	1.8	5.0	3.5
Investment securities gains (losses), net	—	—	—	—
Other income	4.3	5.1	7.9	9.4
Total non-interest income	39.7	37.6	78.1	69.3
Non-interest expense:
Salaries and wages	44.2	40.1	84.1	75.2
Employee benefits	10.4	14.0	24.6	28.4
Outsourced technology services	8.3	8.1	16.1	16.0
Occupancy, net	6.8	7.1	14.1	14.1
Furniture and equipment	4.2	3.4	7.0	6.9
OREO expense, net of income	0.1	0.2	(0.4)	0.3
Professional fees	3.0	2.6	5.7	5.8
FDIC insurance premiums	1.6	1.6	3.2	3.1
Core deposit intangibles amortization	2.7	3.0	5.6	5.3
Other expenses	14.3	16.7	30.6	30.4
Acquisition related expenses	—	13.5	—	15.8
Total non-interest expense	95.6	110.3	190.6	201.3
Income before income tax expense	47.1	48.8	84.6	101.8
Income tax expense	10.4	10.9	18.6	22.3
Net income	$36.7	$37.9	$66.0	$79.5

Earnings per common share (Basic)	$0.57	$0.59	$1.02	$1.27
Earnings per common share (Diluted)	$0.57	$0.59	$1.02	$1.27
Weighted average common shares outstanding (Basic)	64,004,455	64,504,546	64,397,320	62,419,442
Weighted average common shares outstanding (Diluted)	64,082,489	64,707,459	64,513,886	62,668,391
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$36.7	$37.9	$66.0	$79.5
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized gains during period	34.9	20.2	74.1	53.8
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	—	(6.0)
Unrealized loss on derivatives	0.2	—	0.2	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	(0.2)	(0.2)	(0.4)	(0.3)
Other comprehensive income, before tax	34.9	20.0	73.9	47.5
Deferred tax expense related to other comprehensive income	(9.5)	(5.1)	(19.7)	(12.4)
Other comprehensive income, net of tax	25.4	14.9	54.2	35.1
Comprehensive income, net of tax	$62.1	$52.8	$120.2	$114.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2020	$1,018.7	$897.6	$39.8	$1,956.1
Net income	—	36.7	—	36.7
Other comprehensive income, net of tax expense	—	—	25.4	25.4
Common stock transactions:
482 common shares purchased and retired	—	—	—	—
19,200 common shares issued	—	—	—	—
733 non-vested common shares issued	—	—	—	—
23,018 non-vested common shares forfeited or canceled	—	—	—	—
10,917 stock options exercised, net of 2,949 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	2.4	—	—	2.4
Common cash dividends declared ($0.34 per share)	—	(21.8)	—	(21.8)
Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9

Balance at March 31, 2019	$866.6	$874.7	$(4.4)	$1,736.9
Net income	—	37.9	—	37.9
Other comprehensive income, net of tax expense	—	—	14.9	14.9
Common stock transactions:
607 common shares purchased and retired	(0.1)	—	—	(0.1)
4,356,498 common shares issued	176.1	—	—	176.1
11,136 non-vested common shares issued	—	—	—	—
16,032 non-vested common shares forfeited or canceled	—	—	—	—
41,704 stock options exercised, net of 16,104 shares tendered in payment of option price and income tax withholding amounts	0.3	—	—	0.3
Stock-based compensation expense	2.7	—	—	2.7
Common cash dividends declared ($0.31 per share)	—	(20.1)	—	(20.1)
Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)

	Six Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	66.0	—	66.0
Other comprehensive income, net of tax expense	—	—	54.2	54.2
Common stock transactions:
1,093,741 common shares purchased and retired	(32.6)	—	—	(32.6)
19,491 common shares issued	—	—	—	—
328,100 non-vested common shares issued	—	—	—	—
25,588 non-vested common shares forfeited or canceled	—	—	—	—
84,268 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	0.7	—	—	0.7
Stock-based compensation expense	3.8	—	—	3.8
Common cash dividends declared ($1.28 per share)	—	(83.0)	—	(83.0)
Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9

Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	79.5	—	79.5
Other comprehensive income, net of tax expense	—	—	35.1	35.1
Common stock transactions:
39,360 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,498 common shares issued	176.1	—	—	176.1
211,164 non-vested common shares issued	—	—	—	—
21,417 non-vested common shares forfeited or canceled	—	—	—	—
98,686 stock options exercised, net of 35,108 shares tendered in payment of option price and income tax withholding amounts	0.7	—	—	0.7
Stock-based compensation expense	4.6	—	—	4.6
Common cash dividends declared ($0.62 per share)	—	(38.8)	—	(38.8)
Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$66.0	$79.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	48.5	7.5
Net gain on disposal of premises and equipment	(0.1)	—
Depreciation and amortization	21.2	19.3
Net premium amortization on investment securities	5.7	4.2
Realized and unrealized net gains on mortgage banking activities	(24.9)	(11.9)
Net gain on sale of investments in unrelated entities	(1.0)	—
Net gain on sale of OREO	(0.5)	(0.5)
Write-downs of OREO and other assets pending disposal	—	0.4
Mortgage servicing rights impairment	8.4	—
Deferred taxes	(5.8)	2.7
Net decrease (increase) in cash surrender value of company-owned life insurance	0.7	(1.4)
Stock-based compensation expense	3.8	4.6
Originations of mortgage loans held for sale	(757.3)	(474.4)
Proceeds from sales of mortgage loans held for sale	706.7	453.2
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(9.8)	(3.1)
Increase in other assets	(49.6)	(15.9)
Decrease in accrued interest payable	(3.3)	(13.5)
Increase (decrease) in accounts payable and accrued expenses	0.5	(2.6)
Net cash provided by operating activities	9.2	48.1
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(1,029.0)	(294.6)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	24.3	29.4
Available-for-sale	739.9	356.5
Extensions of credit to clients, net of repayments	(1,111.8)	(133.1)
Recoveries of loans charged-off	3.3	5.3
Proceeds from sale of OREO	3.7	2.6
Proceeds from the sale of Health Savings Accounts	—	0.3
Proceeds from sale of investments in unrelated entities	2.2	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	298.4
Capital expenditures, net of sales	(12.5)	(7.7)
Net cash (used in) provided by investing activities	$(1,379.9)	$257.1
Cash flows from financing activities:
Net increase in deposits	$1,676.9	$102.5
Net increase (decrease) in securities sold under repurchase agreements	58.5	(56.1)
Net decrease in other borrowed funds	—	(4.1)
Repayments of long-term debt	(0.1)	(0.1)
Advances on long-term debt	98.5	0.1
Proceeds from issuance of common stock	0.7	0.7
Purchase and retirement of common stock	(32.6)	(2.5)
Dividends paid to common stockholders	(83.0)	(38.8)
Net cash provided by financing activities	1,718.9	1.7
Net increase in cash and cash equivalents	348.2	306.9
Cash and cash equivalents at beginning of period	1,076.8	822.0
Cash and cash equivalents at end of period	$1,425.0	$1,128.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24.5	$24.5
Cash paid during the period for interest expense	18.7	26.8

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3.3	54.6
Transfer of loans to other real estate owned	1.2	13.3
Capitalization of internally originated mortgage servicing rights	6.3	2.8

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$—	$78.7
Loans held for sale	—	0.5
Loans held for investment	—	416.6
Premises and equipment	—	22.5
Goodwill	—	77.2
Core deposit intangible	—	16.6
Company-owned life insurance	—	15.2
Interest receivable	—	2.2
Other real estate owned	—	2.4
Other assets	—	6.5
Total noncash assets acquired	—	638.4

Liabilities assumed:
Deposits	$—	$706.7
Securities sold under repurchase agreements	—	30.4
Accounts payable and accrued expenses	—	19.4
Long-term debt	—	4.1
Deferred tax liability	—	0.1
Total liabilities assumed	—	760.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2020 and December 31, 2019, the results of operations and changes in stockholders’ equity for each of the three and six month periods ended June 30, 2020 and 2019, and cash flows for each of the six month periods ended June 30, 2020 and 2019, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2019 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2020 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Current Expected Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and replaced the historically used incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan held for investment receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. See “Note 16 - Recent Authoritative Accounting Guidance” included in this report, we adopted ASU 2016-13.
The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures and the corresponding impacts on the deferred tax liability and retained earnings upon adoption of ASC 326:

	January 1, 2020
	Pre-ASC 326 Adoption	Post-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on HTM securities	$—	$—	$—
Allowance for credit losses on loans held for investment	73.0	103.0	30.0
Liabilities:
Off-balance sheet credit exposures	—	2.3	2.3
Deferred tax liability	26.7	18.5	(8.2)
Equity:
Retained earnings	953.6	929.5	(24.1)
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
Accrued interest receivable on investment securities totaled $10.3 million at June 30, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Management classifies the held-to-maturity portfolio into the following major security types:
State, county and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least an "A-" rating by Moody's and/or Standard and Poor’s or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the Company’s Credit Department and documented prior to purchase.
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
Accrued interest receivable on loans held for investment totaled $45.7 million at June 30, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans.
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
Allowance for Credit Losses - Loans held for investment
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. When forecasting expected recoveries, the amounts should not exceed the aggregate of amounts that have previously been or are expected to be charged-off loans. The Company has elected to not forecast recoveries.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Agricultural real estate loans. These include loans secured by farmland or ranchland consisting of short, intermediate, and long-term structures to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance. Agricultural real estate loans generally mature in ten years or less.
Commercial and floor plan loans. The Company provides a mix of variable and fixed rate commercial loans in addition to loans to finance dealership floor inventories. The loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment, and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees. Commercial and floor plan loans generally mature in seven years or less.
Commercial purpose secured by 1-4 family loans. These include loans for commercial purposes secured by 1-4 family residential property. Commercial purpose loans secured by 1-4 family generally mature in seven years or less.
Agricultural loans. Agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment, and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of seven years or less, with operating lines for one production season.
Portfolio segments utilizing the delinquency bands include the following:
Consumer indirect loans. These include loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer networks within the market areas we serve. Indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Consumer indirect line loans generally mature in seven years or less.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Contractual term
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Management considers our unused credit card lines and federal fund lines, extended to others, to be considered unconditionally cancellable. Credit cards receivables are run through the transition matrices and their unused lines are excluded from the final loss calculation because they are unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate considers the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life.
The Company has identified commitments to extend credit and standby letters of credit determined not to be unconditionally cancellable as categories with off-balance sheet credit exposures and uses the commitment balance, expected loss rate, and utilization rate as primary assumptions to develop the allowance for credit losses on those exposures. The loss rate expectation is the same for both the unfunded and funded portions of the credit exposure. The utilization rate represents management’s best estimate of the probability that the unfunded portion of the commitment will be funded given existing economic conditions.

(2)	Acquisitions

Community 1st Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all of the outstanding stock of Community 1st Bank (“CMYF”), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019.
Consideration for the acquisition was $18.8 million, consisting of the issuance of 463,134 shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All CMYF stock options outstanding vested and were settled by CMYF prior to the close of the transaction.
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
The accompanying consolidated statements of income for the three and six months ended June 30, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as CMYF until June 7, 2019, at which point CMYF’s operations were integrated with the Company’s operations.
Idaho Independent Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank (“IIBK”), a community bank headquartered in Coeur d' Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and the Company converted data processing systems on June 7, 2019.
Consideration for the acquisition was $157.3 million, consisting of the issuance of 3,871,422 shares of the Company's Class A common stock valued at $40.64 per share, the closing price of the Company's Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and were included in consideration. All IIBK stock options outstanding vested and were settled by IIBK prior to the close of the transaction.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	As Recorded	Fair Value		As Recorded
As of April 8, 2019	by IIBK	Adjustments		by the Company

Assets acquired:
Cash and cash equivalents	$270.7	$—		$270.7
Investment securities	62.7	0.5	(1)	63.2
Loans held for investment	347.6	(9.8)	(2)	337.8
Mortgage loans held for sale	0.5	—		0.5
Allowance for loan loss	(6.3)	6.3	(3)	—
Premises and equipment	16.5	4.8	(4)	21.3
Other real estate owned (“OREO”)	0.4	2.0	(5)	2.4
Company owned life insurance	15.2	—		15.2
Core deposit intangible assets	—	13.6	(6)	13.6
Deferred tax assets, net	3.2	(2.6)	(7)	0.6
Other assets	8.6	(0.7)	(8)	7.9
Total assets acquired	719.1	14.1		733.2

Liabilities assumed:
Deposits	596.5	0.1	(9)	596.6
Accounts payable and accrued expense	15.2	2.6	(10)	17.8
Other borrowed funds	4.0	0.1	(11)	4.1
Securities sold under repurchase agreements	30.4	—		30.4
Total liabilities assumed	646.1	2.8		648.9

Net assets acquired	$73.0	$11.3		$84.3

Consideration paid:
Class A common stock				$157.3
Total consideration paid				$157.3

Goodwill				$73.0

Explanation of fair value adjustments and the removal of previously recorded fair value marks recorded by IIBK:
(1)	Write up of the book value of investments to their estimated fair values on the date of acquisition based upon quotes obtained from an independent third-party pricing service.
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
Effective January 1, 2020, the Company began accounting for PCD loans pursuant to ASC Topic 326. As such, the following disclosures are no longer applicable for the current period and are only presented for periods prior to the adoption of ASC Topic 326. Prior to the adoption of ASC 326, the Company acquired certain loans that were subject to Accounting Standards Codification ("ASC") Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality." ASC Topic 310-30 provides recognition, measurement, and disclosure guidance for purchased loans acquired in business combinations, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company has purchased such loans through business combinations. For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired ("accretable yield") is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underling credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
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

The accompanying consolidated statements of income for the three and six months ended June 30, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as IIBK until June 7, 2019, at which point IIBK’s operations were integrated with the Company’s operations.
The Company recorded no pre-tax acquisition related expenses for the three and six month periods ended June 30, 2020.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(3)     Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized for the periods indicated:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$10.1	$—	$—	$10.1
State, county and municipal securities	122.4	1.9	(0.1)	124.2
Obligations of U.S. government agencies	264.4	1.1	—	265.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,528.0	82.3	(0.7)	2,609.6
Private mortgage-backed securities	31.0	0.2	(0.1)	31.1
Corporate securities	271.9	4.8	(0.8)	275.9
Other investments	1.2	—	—	1.2
Total	$3,229.0	$90.3	$(1.7)	$3,317.6

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$52.9	$2.9	$—	$55.8
Obligations of U.S. government agencies	9.8	—	—	9.8
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.1	0.1	—	1.2
Corporate securities	4.0	0.2	—	4.2
Other investments	0.1	—	—	0.1
Total	$67.9	$3.2	$—	$71.1

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county and municipal securities	80.1	0.8	—	80.9
Obligations of U.S. government agencies	367.5	0.1	(0.8)	366.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,303.6	19.6	(6.0)	2,317.2
Private mortgage-backed securities	47.6	—	(0.4)	47.2
Corporate securities	134.5	1.2	—	135.7
Other investments	3.2	—	—	3.2
Total	$2,945.5	$21.7	$(7.2)	$2,960.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$57.3	$2.1	$—	$59.4
Obligations of U.S. government agencies	19.8	—	—	19.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	13.9	0.1	—	14.0
Other investments	0.1	—	—	0.1
Total	$92.3	$2.2	$—	$94.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

There were no material gross realized gains or losses from the disposition of available-for-sale investment securities for the three and six month periods ended June 30, 2020 and 2019.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019. There was no material allowance for credit loss as of June 30, 2020.

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county and municipal securities	$15.1	$(0.1)	$—	$—	$15.1	$(0.1)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	113.2	(0.6)	19.3	(0.1)	132.5	(0.7)
Private mortgage-backed securities	—	—	18.3	(0.1)	18.3	(0.1)
Corporate securities	46.7	(0.8)	—	—	46.7	(0.8)
Total	$175.0	$(1.5)	$37.6	$(0.2)	$212.6	$(1.7)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$185.3	$(0.8)	$—	$—	$185.3	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	740.1	(4.6)	155.9	(1.4)	896.0	(6.0)
Private mortgage-backed securities	—	—	46.6	(0.4)	46.6	(0.4)
Total	$925.4	$(5.4)	$202.5	$(1.8)	$1,127.9	$(7.2)

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

The Company had 142 and 331 individual available-for-sale investment securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively, related primarily to fluctuations in the current interest rates. As of June 30, 2020, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost.

There was not a material allowance for credit losses during the three and six month periods ended June 30, 2020 or 2019 for available-for-sale or held-to-maturity securities.

Maturities of investment securities at June 30, 2020 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
June 30, 2020	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$619.6	$722.3	$19.1	$19.2
After one year but within five years	1,455.7	1,381.5	29.4	30.5
After five years but within ten years	609.0	698.6	17.7	19.7
After ten years	544.7	515.2	1.7	1.7
Total	$3,229.0	$3,317.6	$67.9	$71.1

As of June 30, 2020, the Company held investment securities callable within one year with amortized costs and estimated fair values of $245.0 million and $245.7 million, respectively. These investment securities are primarily included in the “after one year but within five years” category in the table above. As of June 30, 2020, the Company held no callable structured notes.

(4)     Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $169.9 million as of June 30, 2020, compared to $100.9 million as of December 31, 2019. Residential loans that the Company originated with the intent to sell are recorded at fair value. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on a servicing released basis.

(5)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	June 30, 2020	December 31, 2019
Real estate loans:
Commercial	$3,593.8	$3,487.8
Construction loans:
Land acquisition & development	285.3	302.1
Residential	246.2	244.1
Commercial	459.8	431.5
Total construction loans	991.3	977.7
Residential	1,287.6	1,246.1
Agricultural	224.2	226.6
Total real estate loans	6,096.9	5,938.2
Consumer loans:
Indirect	801.9	784.6
Direct and advance lines	169.3	179.0
Credit card	70.6	81.6
Total consumer loans	1,041.8	1,045.2
Commercial	2,648.6	1,673.7
Agricultural	282.8	279.1
Other, including overdrafts	3.7	—
Loans held for investment	10,073.8	8,936.2
Deferred loan fees and costs	(41.3)	(5.5)
Loans held for investment. net of deferred fees and costs	10,032.5	8,930.7
Allowance for credit losses	(146.1)	(73.0)
Net loans held for investment	$9,886.4	$8,857.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Allowance for credit losses
The following table represents, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended June 30, 2020	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$15.7	$7.9	$—	$—	$23.6
Owner occupied	15.7	3.4	(0.1)	0.1	19.1
Multi-family	8.1	0.4	—	—	8.5
Total commercial real estate	39.5	11.7	(0.1)	0.1	51.2
Construction:
Land acquisition & development	1.4	0.1	—	—	1.5
Residential construction	1.1	0.2	—	—	1.3
Commercial construction	6.1	0.2	—	—	6.3
Total construction	8.6	0.5	—	—	9.1
Residential real estate:
Residential 1-4 family	12.9	(2.7)	—	0.1	10.3
Home equity and HELOC	1.4	—	—	0.1	1.5
Total residential real estate	14.3	(2.7)	—	0.2	11.8
Agricultural real estate	2.6	0.5	—	—	3.1
Total real estate	65.0	10.0	(0.1)	0.3	75.2
Consumer:
Indirect	16.7	0.5	(1.2)	0.4	16.4
Direct and advance lines	5.5	0.3	(1.0)	0.3	5.1
Credit card	2.6	—	(0.8)	0.2	2.0
Total consumer	24.8	0.8	(3.0)	0.9	23.5
Commercial:
Commercial and floor plans	33.5	7.7	(0.6)	0.4	41.0
Commercial purpose secured by 1-4 family	4.4	0.6	—	0.1	5.1
Credit card	0.3	0.3	(0.3)	0.1	0.4
Total commercial	38.2	8.6	(0.9)	0.6	46.5
Agricultural:
Agricultural	1.1	(0.1)	(0.1)	—	0.9
Total agricultural	1.1	(0.1)	(0.1)	—	0.9
Total allowance for credit losses	$129.1	$19.3	$(4.1)	$1.8	$146.1

(1) Amounts presented above are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 12 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Six Months Ended June 30, 2020	Beginning Balance	Initial Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$9.9	$—	$—	$23.6
Owner occupied	10.0	3.5	5.6	(0.1)	0.1	19.1
Multi-family	0.7	6.9	0.9	—	—	8.5
Total commercial real estate	19.5	15.3	16.4	(0.1)	0.1	51.2
Construction:
Land acquisition & development	1.9	(0.1)	0.2	(0.5)	—	1.5
Residential construction	1.5	(0.9)	0.7	—	—	1.3
Commercial construction	2.7	1.3	2.3	—	—	6.3
Total construction	6.1	0.3	3.2	(0.5)	—	9.1
Residential real estate:
Residential 1-4 family	1.8	10.6	(2.2)	—	0.1	10.3
Home equity and HELOC	1.0	0.5	(0.1)	—	0.1	1.5
Total residential real estate	2.8	11.1	(2.3)	—	0.2	11.8
Agricultural real estate	0.5	1.8	0.8	—	—	3.1
Total real estate	28.9	28.5	18.1	(0.6)	0.3	75.2
Consumer:
Indirect	4.5	8.8	4.4	(2.4)	1.1	16.4
Direct and advance lines	2.9	3.0	0.7	(2.0)	0.5	5.1
Credit card	2.5	0.3	0.4	(1.6)	0.4	2.0
Total consumer	9.9	12.1	5.5	(6.0)	2.0	23.5
Commercial:
Commercial and floor plans	25.5	(5.1)	21.2	(1.4)	0.8	41.0
Commercial purpose secured by 1-4 family	5.9	(3.8)	3.0	(0.1)	0.1	5.1
Credit card	1.2	(1.1)	0.7	(0.5)	0.1	0.4
Total commercial	32.6	(10.0)	24.9	(2.0)	1.0	46.5
Agricultural:
Agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total allowance for credit losses	$73.0	$30.0	$48.5	$(8.7)	$3.3	$146.1

(1) Amounts presented above are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 12 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table represents activity in the allowance for credit losses for loans held for investment under historical GAAP:

Three Months Ended June 30, 2019	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses
Real estate	$27.4	$—	$(0.9)	$1.2	$27.7
Consumer	8.8	2.4	(3.3)	1.2	9.1
Commercial	34.5	1.1	(1.1)	1.2	35.7
Agricultural	1.7	0.3	(0.3)	—	1.7
Total allowance for credit losses	$72.4	$3.8	$(5.6)	$3.6	$74.2

Six Months Ended June 30, 2019	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses
Real estate	$31.0	$(1.7)	$(3.0)	$1.4	$27.7
Consumer	8.7	4.4	(6.3)	2.3	9.1
Commercial	31.3	4.7	(1.9)	1.6	35.7
Agricultural	2.0	0.1	(0.4)	—	1.7
Total allowance for credit losses	$73.0	$7.5	$(11.6)	$5.3	$74.2

Collateral dependent financial loans
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by class of loans as of June 30, 2020. The comparable period is not presented because the collateral dependent type loans classification did not exist under prior GAAP. Under historical guidance, the recorded investment of impaired loans and the related specific reserve was $64.7 million and $3.6 million, respectively, as of December 31, 2019.

	Collateral Type
As of June 30, 2020	Business Assets	Real Property	Other	Total
Real estate	$0.3	$0.6	$—	$0.9
Commercial	5.5	5.5	0.5	11.5
Agricultural	—	0.1	—	0.1
Total collateral-dependent	$5.8	$6.2	$0.5	$12.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due are still accruing interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2020	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.1	$1.2	$0.8	$7.1	$3,573.7	$13.0	$3,593.8
Construction:
Land acquisition & development	15.8	0.4	0.3	16.5	268.1	0.7	285.3
Residential	4.7	0.6	0.5	5.8	240.4	—	246.2
Commercial	—	—	—	—	459.3	0.5	459.8
Total construction loans	20.5	1.0	0.8	22.3	967.8	1.2	991.3
Residential	4.6	3.3	0.3	8.2	1,275.4	4.0	1,287.6
Agricultural	—	—	1.0	1.0	215.8	7.4	224.2
Total real estate loans	30.2	5.5	2.9	38.6	6,032.7	25.6	6,096.9
Consumer:
Indirect consumer	3.6	1.1	0.2	4.9	795.0	2.0	801.9
Other consumer	0.5	0.2	0.2	0.9	167.7	0.7	169.3
Credit card	0.6	0.3	0.6	1.5	69.1	—	70.6
Total consumer loans	4.7	1.6	1.0	7.3	1,031.8	2.7	1,041.8
Commercial	7.1	5.6	3.1	15.8	2,614.3	18.5	2,648.6
Agricultural	1.5	0.6	0.7	2.8	276.9	3.1	282.8
Other, including overdrafts	—	—	—	—	3.7	—	3.7
Loans held for investment	$43.5	$13.3	$7.7	$64.5	$9,959.4	$49.9	$10,073.8

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.5	$1.1	$0.6	$7.2	$3,467.6	$13.0	$3,487.8
Construction:
Land acquisition & development	0.7	0.8	0.3	1.8	298.9	1.4	302.1
Residential	1.5	0.8	—	2.3	241.8	—	244.1
Commercial	—	—	—	—	431.0	0.5	431.5
Total construction loans	2.2	1.6	0.3	4.1	971.7	1.9	977.7
Residential	3.8	1.4	1.1	6.3	1,235.2	4.6	1,246.1
Agricultural	0.8	0.5	—	1.3	220.1	5.2	226.6
Total real estate loans	12.3	4.6	2.0	18.9	5,894.6	24.7	5,938.2
Consumer:
Indirect consumer	7.6	1.9	0.5	10.0	773.0	1.6	784.6
Other consumer	1.2	0.5	0.1	1.8	176.7	0.5	179.0
Credit card	0.8	0.5	0.8	2.1	79.5	—	81.6
Total consumer loans	9.6	2.9	1.4	13.9	1,029.2	2.1	1,045.2
Commercial	4.8	2.6	2.3	9.7	1,650.3	13.7	1,673.7
Agricultural	0.9	0.1	—	1.0	275.7	2.4	279.1
Other, including overdrafts	—	—	—	—	—	—	—
Loans held for investment	$27.6	$10.2	$5.7	$43.5	$8,849.8	$42.9	$8,936.2
(1) As of June 30, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and six months ended June 30, 2020 and 2019, respectively. Accrued interest of $0.2 million and $0.4 million was reversed during the three and six months ended June 30, 2020 and 2019, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Troubled debt restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower in connection with the ongoing loan collection processes. Loan modifications typically include interest rate changes, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and may be returned to accrual status if the borrower has sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of the borrower’s future performance. If the troubled debt restructuring meets these performance criteria, and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume. Any such loan will continue to be individually evaluated for credit deterioration and disclosed as collateral dependent loans.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 in response to the recent outbreak of a new strain of coronavirus (also known as, and hereinafter referred to as “COVID-19”). Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, temporary amendments to the Internal Revenue Code and loans and grants to certain businesses. The CARES Act provides all financial institutions with the option to elect either or both of the following beginning March 1, 2020 and ending the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency: (1) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or (2) to suspend any determination of a loan modified as being a TDR as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If a bank elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has elected to apply these provisions at the individual loan level.

The Company renegotiated loans in troubled debt restructurings in the amount of $22.5 million as of June 30, 2020, of which $19.1 million were included in non-accrual loans and $3.4 million were on accrual status. The Company allocated $5.8 million of allowance for credit losses to those loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company renegotiated loans in troubled debt restructurings in the amount of $24.9 million as of December 31, 2019, of which $19.4 million were included in non-accrual loans and $5.5 million were on accrual status. The Company allocated $0.3 million of allowance for credit losses to those loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company had no material new troubled debt restructurings during the three and six months ended June 30, 2020.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work their way through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2020 or 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2020. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended June 30, 2020 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2020 of $84.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Credit quality indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt including, among other factors, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed no less than on an annual basis, dependent upon the size of exposure and the financial reporting frequency to which the borrower is contractually obligated. Homogeneous loans, including small business loans are typically managed by payment performance. The Company risk rates its loans internally in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies to internally risk rate loans. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
Special Mention — includes loans that exhibit a potential weakness in financial condition, loan structure, or documentation that warrants management’s close attention. If not promptly corrected, the potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.
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
Doubtful — includes loans that exhibit pronounced weaknesses on the basis of currently existing facts, conditions, and values to a point where collection or liquidation for full repayment is highly questionable and improbable. Doubtful loans are required to be placed on non-accrual status and are assigned specific loss exposure.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$257.6	$326.4	$224.7	$120.7	$169.4	$385.0	$20.0	$1,503.8
Special mention	—	3.2	1.3	0.1	0.5	15.4	—	20.5
Substandard	15.6	2.8	0.4	1.3	1.3	14.6	—	36.0
Doubtful	—	—	0.2	—	—	—	—	0.2
Total	$273.2	$332.4	$226.6	$122.1	$171.2	$415.0	$20.0	$1,560.5

Commercial real estate owner occupied:
Pass	$219.9	$333.3	$232.7	$160.3	$178.5	$445.1	$15.5	$1,585.3
Special mention	2.9	7.1	7.5	0.9	9.5	13.9	0.3	42.1
Substandard	6.1	7.2	9.7	5.6	18.7	18.6	0.5	66.4
Doubtful	0.2	—	0.2	0.1	0.4	0.1	—	1.0
Total	$229.1	$347.6	$250.1	$166.9	$207.1	$477.7	$16.3	$1,694.8

Land, acquisition and development:
Pass	$60.2	$83.4	$50.3	$36.5	$11.1	$32.5	$5.3	$279.3
Special mention	0.5	0.1	0.1	1.0	—	1.2	0.2	3.1
Substandard	0.3	0.1	1.2	0.6	—	0.2	0.4	2.8
Doubtful	—	—	—	—	—	0.1	—	0.1
Total	$61.0	$83.6	$51.6	$38.1	$11.1	$34.0	$5.9	$285.3

Residential construction:
Pass	$52.5	$99.5	$26.0	$6.4	$0.3	$0.3	$59.7	$244.7
Special mention	—	—	—	—	—	—	—	—
Substandard	0.3	—	1.2	—	—	—	—	1.5
Doubtful	—	—	—	—	—	—	—	—
Total	$52.8	$99.5	$27.2	$6.4	$0.3	$0.3	$59.7	$246.2

Commercial construction:
Pass	$96.0	$231.9	$85.7	$22.4	$9.8	$0.5	$10.7	$457.0
Special mention	—	—	1.5	—	—	—	—	1.5
Substandard	—	0.8	—	—	—	0.1	—	0.9
Doubtful	—	—	0.4	—	—	—	—	0.4
Total	$96.0	$232.7	$87.6	$22.4	$9.8	$0.6	$10.7	$459.8

Agricultural real estate:
Pass	$24.4	$52.1	$32.1	$20.2	$15.0	$34.0	$6.3	$184.1
Special mention	1.6	2.8	1.3	2.2	0.4	3.9	1.0	13.2
Substandard	0.1	8.9	3.5	1.0	3.5	5.8	2.1	24.9
Doubtful	—	2.0	—	—	—	—	—	2.0
Total	$26.1	$65.8	$36.9	$23.4	$18.9	$43.7	$9.4	$224.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and floor plans:
Pass	$1,344.6	$196.5	$166.4	$105.5	$53.8	$115.2	$236.3	$2,218.3
Special mention	6.0	1.6	1.0	2.4	5.1	0.3	4.0	20.4
Substandard	8.4	13.2	8.3	0.7	4.9	3.5	11.5	50.5
Doubtful	1.9	5.6	0.2	0.1	0.1	2.6	0.3	10.8
Total	$1,360.9	$216.9	$175.9	$108.7	$63.9	$121.6	$252.1	$2,300.0

Commercial purpose secured by 1-4 family:
Pass	$40.5	$67.1	$44.2	$27.0	$18.4	$47.8	$20.2	$265.2
Special mention	0.3	2.0	0.3	0.6	0.5	1.2	0.4	5.3
Substandard	0.2	3.6	4.5	0.5	1.3	1.8	0.1	12.0
Doubtful	—	0.1	0.1	—	—	—	0.1	0.3
Total	$41.0	$72.8	$49.1	$28.1	$20.2	$50.8	$20.8	$282.8

Agricultural:
Pass	$33.8	$28.8	$15.5	$6.5	$4.0	$1.3	$154.4	$244.3
Special mention	2.7	1.7	0.4	0.1	0.1	0.4	7.6	13.0
Substandard	5.9	2.1	4.9	1.4	0.3	0.4	8.6	23.6
Doubtful	—	0.1	—	0.1	—	—	—	0.2
Total	$42.4	$32.7	$20.8	$8.1	$4.4	$2.1	$170.6	$281.1

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

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial multi-family:
Performing	$68.5	$76.7	$31.0	$30.4	$27.8	$101.5	$2.6	$338.5
Nonperforming	—	—	—	—	—	—	—	—
Total	$68.5	$76.7	$31.0	$30.4	$27.8	$101.5	$2.6	$338.5

Residential 1-4 family:
Performing	$191.0	$129.2	$84.3	$73.3	$86.2	$309.0	$—	$873.0
Nonperforming	—	0.4	—	—	—	0.7	—	1.1
Total	$191.0	$129.6	$84.3	$73.3	$86.2	$309.7	$—	$874.1

Consumer home equity and HELOC:
Performing	$8.7	$10.6	$10.5	$13.2	$5.7	$16.4	$347.8	$412.9
Nonperforming	—	—	—	—	—	0.4	0.2	0.6
Total	$8.7	$10.6	$10.5	$13.2	$5.7	$16.8	$348.0	$413.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer indirect:
Performing	$184.7	$238.8	$152.5	$100.4	$67.7	$56.8	$—	$800.9
Nonperforming	—	0.4	0.2	0.1	0.1	0.2	—	1.0
Total	$184.7	$239.2	$152.7	$100.5	$67.8	$57.0	$—	$801.9

Consumer direct and advance line:
Performing	$29.8	$39.4	$39.9	$17.0	$8.0	$11.2	$23.5	$168.8
Nonperforming	—	0.1	0.1	0.1	—	—	0.2	0.5
Total	$29.8	$39.5	$40.0	$17.1	$8.0	$11.2	$23.7	$169.3

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of June 30, 2020	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$70.0	$64.7	$1.7	$136.4
Nonperforming	0.6	1.1	—	1.7
Total	$70.6	$65.8	$1.7	$138.1

The following presents the recorded investment in the Company’s loans by risk grades and loan class as of the date shown below:

As of December 31, 2019	Pass	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans	Total Loans
Real estate:
Commercial	$3,305.0	$84.7	$97.3	$0.8	$182.8	$3,487.8
Construction:
Land acquisition & development	295.4	3.8	1.9	1.0	6.7	302.1
Residential	241.0	0.9	2.2	—	3.1	244.1
Commercial	428.3	1.7	1.5	—	3.2	431.5
Total construction loans	964.7	6.4	5.6	1.0	13.0	977.7
Residential	1,235.4	2.6	7.8	0.3	10.7	1,246.1
Agricultural	185.7	14.3	26.6	—	40.9	226.6
Total real estate loans	5,690.8	108.0	137.3	2.1	247.4	5,938.2
Consumer:
Indirect consumer	781.5	0.2	2.9	—	3.1	784.6
Direct consumer	177.7	0.4	0.8	0.1	1.3	179.0
Credit card	81.6	—	—	—	—	81.6
Total consumer loans	1,040.8	0.6	3.7	0.1	4.4	1,045.2
Commercial	1,569.4	40.4	60.3	3.6	104.3	1,673.7
Agricultural	247.8	8.5	22.7	0.1	31.3	279.1
Total	$8,548.8	$157.5	$224.0	$5.9	$387.4	$8,936.2

There were no material purchases of portfolio loans and no material sales of loan held for investment during the three and six months ended June 30, 2020 or 2019.

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

(6)	Other Real Estate Owned

Information with respect to the Company’s other real estate owned follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$8.2	$21.1	$8.5	$14.4
OREO acquired through acquisition	—	2.4	—	2.4
Additions	0.3	4.9	1.2	13.3
Valuation adjustments	—	(0.1)	—	(0.4)
Dispositions	(2.0)	(0.7)	(3.2)	(2.1)
Ending balance	$6.5	$27.6	$6.5	$27.6

The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.2 million and $2.3 million as of June 30, 2020 and December 31, 2019, respectively. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.2 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.

(7)	Derivatives and Hedging Activities

For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

On May 1, 2020, the Company entered into three interest rate swap contracts that were designated as cash flow hedges. The contracts included a notional amount of $46.4 million, $36.1 million, and $5.1 million. The Company pays a fixed interest rate of 0.40%, 0.34%, and 0.40%, respectively, and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR under the terms of the interest rate swap contracts. No cash was exchanged until the effective date, which began on May 1, 2020 and ends on April 1, 2022, March 15, 2022, and March 30, 2022, respectively. The Company designated the interest payments related to the trust preferred securities as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of hedge ineffectiveness was included in the Company's income statement for the three and six months ended June 30, 2020. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

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

	June 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$610.2	$62.5	$503.2	$21.9
Interest rate lock commitments	305.7	9.8	67.8	1.3
Total derivative assets	$915.9	$72.3	$571.0	$23.2

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Derivatives designated as hedges:
Interest rate swap contracts	$87.6	$0.2	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	610.2	62.5	503.2	21.9
Forward loan sales contracts	375.9	3.7	128.0	0.3
Total derivative liabilities	$1,073.7	$66.4	$631.2	$22.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

Three Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense Included Component
Interest rate swap contracts	$(0.2)	$(0.2)	$0.1	$0.1
Total	$(0.2)	$(0.2)	$0.1	$0.1

Six Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense Included Component
Interest rate swap contracts	$(0.2)	$(0.2)	$0.1	$0.1
Total	$(0.2)	$(0.2)	$0.1	$0.1

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$62.5	$—	$62.5	$—	$32.7	$29.8
Mortgage related derivatives	9.8	—	9.8	—	—	9.8
Total derivatives	72.3	—	72.3	—	32.7	39.6
Total assets	$72.3	$—	$72.3	$—	$32.7	$39.6

Financial Liabilities
Interest rate swap contracts	$62.7	$—	$62.7	$—	$—	$62.7
Mortgage related derivatives	3.7	—	3.7	—	—	3.7
Total derivatives	66.4	—	66.4	—	—	66.4
Repurchase agreements	756.1		756.1	—	756.1	—
Total liabilities	$822.5	$—	$822.5	$—	$756.1	$66.4

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

The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as hedges:
Amount of gain recognized in other comprehensive income (effective portion)	$0.2	$—	$0.2	$—
Reclassification adjustment for derivatives net (gains) losses included in income	0.2	—	0.2	—
Non-hedging interest rate derivatives:
Amount of net fee income recognized in other non-interest income	$1.7	$0.5	2.7	1.3
Amount of net gains recognized in mortgage banking revenues	0.5	0.6	5.0	1.0

(8)	Capital Stock

The Company had 42,579,590 shares of Class A common stock and 21,981,114 shares of Class B common stock outstanding as of June 30, 2020. The Company had 43,129,085 shares of Class A common stock and 22,117,254 shares of Class B common stock outstanding as of December 31, 2019.
During the six months ended June 30, 2020, the Company issued 19,200 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.6 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

On June 11, 2019, the company’s board of directors adopted a stock repurchase program where the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. During the three months ended June 30, 2020, the Company did not repurchase any shares under the current authorization and there were 1,445,300 shares remaining authorized under the repurchase program. During the six months ended June 30, 2020, we repurchased and retired 1,054,700 shares of our Class A common stock at a total cost of $31.2 million, including cost and commission, at an average cost of $29.56 per share. The shares of common stock repurchased during the period represented 42.2% of the total shares available to be repurchased. All other stock repurchases during the six months ended June 30, 2020 and 2019, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$36.7	$37.9	$66.0	$79.5
Weighted average common shares outstanding for basic earnings per share computation	64,004,455	64,504,546	64,397,320	62,419,442
Dilutive effects of stock-based compensation	78,034	202,913	116,566	248,949
Weighted average common shares outstanding for diluted earnings per common share computation	64,082,489	64,707,459	64,513,886	62,668,391

Basic earnings per common share	$0.57	$0.59	$1.02	$1.27
Diluted earnings per common share	$0.57	$0.59	$1.02	$1.27

Anti-dilutive unvested time restricted stock	108,369	761	108,369	108,046

The Company had 296,188 and 147,415 shares of unvested restricted stock as of June 30, 2020 and 2019, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(10)	Regulatory Capital

As of June 30, 2020 and December 31, 2019, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of June 30, 2020 and December 31, 2019 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,600.1	14.76%	$867.6	8.000%	$1,138.7	10.50%	$1,084.4	10.00%
FIB	1,404.5	12.99	865.0	8.000	1,135.3	10.50	1,081.2	10.00
Tier 1 risk-based capital:
Consolidated	1,393.1	12.85	650.7	6.000	921.8	8.50	867.6	8.00
FIB	1,297.4	12.00	648.7	6.000	919.0	8.50	865.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,309.0	12.07	488.0	4.500	759.1	7.00	704.9	6.50
FIB	1,297.4	12.00	486.5	4.500	756.8	7.00	702.8	6.50
Leverage capital ratio:
Consolidated	1,393.1	9.22	604.6	4.000	604.6	4.00	755.8	5.00
FIB	1,297.4	8.60	603.4	4.000	603.4	4.00	754.3	5.00

In connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected to opt into the transition election and is adopting transition relief over the permissible five-year period.

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
As of June 30, 2020, the Company had commitments under construction contracts of $7.0 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all of the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.1 million of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2020.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$2.1	$—	$—	$—
Initial impact of adopting ASC 326	—	—	2.3	—
Provision for credit loss expense	0.2	—	—	—
Ending balance of allowance for off-balance sheet credit losses	$2.3	$—	$2.3	$—

	June 30, 2020	December 31, 2019
Unused credit card lines*	$692.5	$671.8
Commitments to extend credit*	2,228.8	2,067.0
Standby letter of credit	55.7	42.7

* In conjunction with the adoption of ASC 326, the Company presented the December 31, 2019 balances to conform to the June 30, 2020 presentation.

(13)	Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Investment securities available-for sale:
Change in net unrealized gains during period	$34.9	$20.2	$9.5	$5.1	$25.4	$15.1
Unrealized loss on derivatives	0.2	—	—	—	0.2	—
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.2)	(0.2)	—	—	(0.2)	(0.2)
Total other comprehensive income	$34.9	$20.0	$9.5	$5.1	$25.4	$14.9

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Investment securities available-for sale:
Change in net unrealized gains during period	$74.1	$53.8	$19.8	$14.0	$54.3	$39.8
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(6.0)	—	(1.6)	—	(4.4)
Unrealized loss on derivatives	0.2	—	—	—	0.2	—
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.4)	(0.3)	(0.1)	—	(0.3)	(0.3)
Total other comprehensive income	$73.9	$47.5	$19.7	$12.4	$54.2	$35.1

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	June 30, 2020	December 31, 2019
Net unrealized gains on investment securities available-for-sale	$65.3	$10.6
Net unrealized loss on derivatives	(0.2)	—
Net actuarial gains on defined benefit post-retirement benefit plans	0.1	0.4
Net accumulated other comprehensive gains	$65.2	$11.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(14)	Fair Value Measurements

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

The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and six months ended June 30, 2020 and 2019.

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2020 and 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$10.1	$—	$10.1	$—
State, county and municipal securities	124.2	—	124.2	—
Obligations of U.S. government agencies	265.5	—	265.5	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,609.6	—	2,609.6	—
Private mortgage-backed securities	31.1	—	31.1	—
Corporate securities	275.9	—	275.9	—
Other investments	1.2	—	1.2	—
Loans held for sale	169.9	—	169.9	—
Derivative assets:
Interest rate swap contracts	62.5	—	62.5	—
Interest rate lock commitments	9.8	—	9.8	—
Derivative liabilities:
Interest rate swap contracts	62.7	—	62.7	—
Forward loan sale contracts	3.7	—	3.7	—
Deferred compensation plan assets	18.0	—	18.0	—
Deferred compensation plan liabilities	18.0	—	18.0	—

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

Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans*	$6.2	$—	$—	$6.2
Other real estate owned	1.4	—	—	1.4
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans*	$27.6	$—	$—	$27.6
Other real estate owned	2.2	—	—	2.2
Long-lived assets to be disposed of by sale	6.2	—	—	6.2

*The Company adopted ASC 326 as of January 1, 2020 which changes the methodology of impaired loans. The comparable period presents impaired loans under previously applicable GAAP.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Collateral dependent Loans. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2020, certain collateral dependent loans with a carrying value of $12.5 million were reduced by specific valuation allowance allocations of $6.3 million with no material loan charge-offs resulting in a reported fair value of $6.2 million. As of December 31, 2019, certain impaired loans with a carrying value of $41.3 million were reduced by specific valuation allowance allocations of $3.6 million and partial loan charge-offs of $10.1 million resulting in a reported fair value of $27.6 million.

OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had zero and $0.4 million of write downs on OREO properties during the six months ended June 30, 2020 and 2019, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.2 million, which was reduced by write-downs of $0.2 million, resulting in a fair value of $5.0 million. As of December 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.4 million, reduced by write-downs of $0.2 million, resulting in a fair value of $6.2 million.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2020	December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6.2	$27.6	Appraisal	Appraisal adjustment	0%	-	56%	(22%)
Other real estate owned	1.4	2.2	Appraisal	Appraisal adjustment	8%	-	65%	(27%)
Long-lived assets to be disposed of by sale	5.0	6.2	Appraisal	Appraisal adjustment	0%	-	37%	(3%)

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

The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,425.0	$1,425.0	$1,425.0	$—	$—
Investment debt securities available-for-sale	3,317.6	3,317.6	—	3,317.6	—
Investment debt securities held-to-maturity	67.9	71.1	—	71.1	—
Accrued interest receivable	56.5	56.5	—	56.5	—
Mortgage servicing rights, net	24.6	24.6	—	24.6	—
Loans held for sale	169.9	169.9	—	169.9	—
Net loans held for investment	9,886.4	9,805.2	—	9,799.0	6.2
Derivative assets	72.3	72.3	—	72.3	—
Deferred compensation plan assets	18.0	18.0	—	18.0	—
Total financial assets	$15,038.2	$14,960.2	$1,425.0	$13,529.0	$6.2

Financial liabilities:
Total deposits, excluding time deposits	$12,127.8	$12,127.8	$12,127.8	$—	$—
Time deposits	1,212.6	1,218.0	—	1,218.0	—
Securities sold under repurchase agreements	756.1	756.1	—	756.1	—
Accrued interest payable	8.8	8.8	—	8.8	—
Long-term debt	112.3	110.3	—	110.3	—
Subordinated debentures held by subsidiary trusts	86.9	81.1	—	81.1	—
Derivative liabilities	66.4	66.4	—	66.4	—
Deferred compensation plan liabilities	18.0	18.0	—	18.0	—
Total financial liabilities	$14,388.9	$14,386.5	$12,127.8	$2,258.7	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,076.8	$1,076.8	$1,076.8	$—	$—
Investment debt securities available-for-sale	2,960.0	2,960.0	—	2,960.0	—
Investment debt securities held-to-maturity	92.3	94.5	—	94.5	—
Accrued interest receivable	46.7	46.7	—	46.7	—
Mortgage servicing rights, net	30.2	34.8	—	34.8	—
Loans held for sale	100.9	100.9	—	100.9	—
Net loans held for investment	8,857.7	8,930.7	—	8,906.7	24.0
Derivative assets	23.2	23.2	—	23.2	—
Deferred compensation plan assets	18.2	18.2	—	18.2	—
Total financial assets	$13,206.0	$13,285.8	$1,076.8	$12,185.0	$24.0

Financial liabilities:
Total deposits, excluding time deposits	$10,213.5	$10,213.5	$10,213.5	$—	$—
Time deposits	1,450.0	1,446.6	—	1,446.6	—
Securities sold under repurchase agreements	697.6	697.6	—	697.6	—
Accrued interest payable	12.1	12.1	—	12.1	—
Long-term debt	13.9	10.4	—	10.4	—
Subordinated debentures held by subsidiary trusts	86.9	81.3	—	81.3	—
Derivative liabilities	22.2	22.2	—	22.2	—
Deferred compensation plan liabilities	18.2	18.2	—	18.2	—
Total financial liabilities	$12,514.4	$12,501.9	$10,213.5	$2,288.4	$—

(15)	Long-Term Debt

In May 2020, the Company issued $100.0 million of subordinated notes due May 15, 2030. The subordinated notes were issued with a fixed-to-floating rate of 5.25% and an effective rate of 5.33%, due to issuance costs.

(16)	Recent Authoritative Accounting Guidance

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of ASU 2016-13 resulted in an increase in the allowance for loan losses as a result of changing from the “incurred loss” model, which encompassed allowances for current known and inherent losses within the portfolio, to the “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The amendments, as applied to our debt securities, had no material impact. The amendments were applied through a cumulative-effect adjustment to retained earnings of $24.1 million as of January 1, 2020. The transition adjustment included an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million, net of the corresponding increases in deferred tax assets of $8.2 million.

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

The Company has elected to opt into the transition election to mitigate the effects of ASC 326 on the regulatory capital ratios relative to recent legislation in relief of COVID‑19 pandemic on the economy and financial institutions in the United States. The referenced relief allows a total five-year phase in of the CECL impact on capital and relief over the next two years for the impact on the allowance for credit losses resulting from COVID‑19. Refer to “Note 10 - Regulatory Capital” for additional details of the election.

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

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On July 24, 2020, the Company declared a quarterly dividend to common shareholders of $0.34 per share, to be paid on August 17, 2020 to shareholders of record as of August 7, 2020.

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

Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
“Forward-looking statements” are statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: political, legal, regulatory, and general economic or business conditions, either nationally or regionally; geopolitical uncertainties throughout the world; weather-related and other adverse climate conditions, disease, outbreaks, viruses, wide-spread health emergencies, pandemics, and other adverse biological conditions (including the recent outbreak of COVID-19, or other adverse conditions that may impact our business and our clients’ business); actions taken by the Board of Governors of the Federal Reserve including changes in the interest rate environment or interest rate changes and other changes to monetary policy; the effect of the various actions taken by the US government in response to the COVID-19 pandemic; credit performance of our loan portfolio; adequacy of the allowance for credit losses and access to low-cost funding sources; our ability to achieve the projected cost savings from our acquisitions and do so in the time expected; operating costs, customer loss and business disruption following our acquisitions may be greater than expected; the unavailability of LIBOR; impairment of goodwill; dependence on our management team and ability to attract and retain qualified employees; disruptions to our workforce, including as a result of COVID-19 or other political, legal, regulatory, and general economic or business conditions, could adversely affect our business; governmental regulation and changes in regulatory, tax and accounting rules and interpretations; regulatory actions related to, and interpretations of, risk-based capital guidelines; the effect of banking and financial services reform; future FDIC insurance premium increases; CFPB restrictions on our ability to originate and sell mortgage loans; cyber-security risks, including a failure or breach of our operational or security systems or infrastructure, that could adversely affect our business, financial performance and reputation; currency fluctuations that impact the value of the U.S. dollar in global markets; management distraction and costs associated with defending against, and unfavorable resolution with respect to, significant litigation, including class action litigation, and regulatory proceedings; inability to meet liquidity requirements; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operational controls; competition; meeting market demand with current and new products; reliance on external vendors; soundness of other financial institutions; failure of technology and failure to effectively implement technology-driven products and services; risks associated with introducing and implementing new lines of business, products or services; failure to execute on strategic or operational plans, including the ability to complete acquisitions or achieve expected costs savings or revenue growth associated with acquisitions; deposit attrition, customer loss and/or revenue loss following completed acquisitions; anti-takeover provisions; changes in dividend policy and the inability of our bank subsidiary to pay dividends; the uninsured nature of any investment in our common stock; decline in market price and volatility of our common stock; voting control of Class B common stock stockholders; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to our indebtedness.
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

Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of June 30, 2020, we had consolidated assets of $16.5 billion, deposits of $13.3 billion, loans of $10.0 billion and total stockholders’ equity of $2.0 billion. We currently operate 152 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.
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
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis. The Company adopted CECL on January 1, 2020.
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
On March 10, 2020, the World Health Organization, declared COVID-19 a pandemic. The COVID-19 pandemic has caused significant volatility and negative pressure in financial markets throughout the world. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide "shelter in place" orders and restricting travel. The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps taken, on March 15, 2020, the Federal Reserve cut the federal funds rate, lowered the interest rate on emergency lending at the discount window, and lengthened the term of loans to 90 days. On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

The CARES Act created a new guaranteed, unsecured loan program under the SBA, called the Payroll Protection Program, or the PPP, which the Company participates in, designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits, and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll during the pandemic period. Nearly $660 billion in funds have been authorized for the PPP through two phases, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans' organizations, and tribal businesses. These loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for six months. The Program started on April 3, 2020 and is available through August 8, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees were required. These loans have a two-year or five-year term and will earn interest at a rate of 1%. The Company is actively participating in assisting our customers with applications for resources through the program and approved more than 11,400 applications, for approximately $1.2 billion, as of July 17, 2020.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and, as of July 31, 2020, we had existing modifications on approximately 1,300 loans totaling approximately $409.1 million. Approximately 1,100 loans totaling $293.4 million were still in the first 90 day deferral period of which approximately 45% had made a payment within that period and approximately 200 loans totaling $115.7 million began a second 90 day deferral period. The Company anticipates that it will continue to experience an increase in short-term modifications. Additionally, as of July 31, 2020, the Company currently has forbearance requests granted on approximately 68 residential mortgage loans totaling $22.4 million.
The COVID-19 pandemic has triggered a period of material global economic slowdown. Management continues to actively work to minimize the current and future impact of this unprecedented situation, making adjustments to operations where appropriate or necessary to try to minimize the impact of COVID-19. The extent to which COVID-19 impacts the Company’s financial results remains fluid and continues to depend on a number of things including the extent of the spread of the virus, the rate of infection, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any treatments or vaccines for the virus, any possible resurgence of the COVID-19 virus after the initial outbreak, and other factors.
In the first and second quarters of 2020, the expected worsening of the US economy and significant uncertainty due to the COVID-19 pandemic coupled with the adoption of CECL were the primary drivers of the increases in our allowance for credit losses. For more information on our allowance for credit losses, see “Financial Condition - Allowance for Credit Losses” included herein. See “Part II-Item 1A. Risk Factors” for additional information regarding risks and the significant uncertainties relating to the COVID-19 pandemic.
Management continues to monitor the impact of COVID-19 on the Company’s financial results. The COVID-19 pandemic has affected our operations and has had varying degrees of disruptions and restrictions to our borrowers and to our borrowers’ supply chains, closures of some facilities, and decreases in demand for certain products and services. While the long-term impact of the spread of COVID-19 remains uncertain, the Company’s financial results, to date, have not incurred a significant impact on our operations. Recent increases in the spread of COVID-19 in multiple regions across the United States has signaled that the scope, duration, and severity of the pandemic is not yet fully known. As a result, there continues to be uncertainty as to the long-term effect on the economy and the Company.
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
As of January 1, 2020, the Company’s accounting policies have changed significantly with the adoption of ASU 326. Prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report describes the methodology used to determine the allowance for credit losses and describes our policy with regard to acquired loans. Note 5 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report includes a discussion of the factors driving changes in the amount of the allowance for credit losses.

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
Our annual goodwill impairment test is performed each year as of July 1st. As a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic across the globe, including into the United States, and its impact on our businesses including volatility in the stock market and changes to the interest rate environment an impairment triggering event has occurred. As of June 30, 2020, we do not consider our goodwill to be impaired. We will continue to monitor the COVID-19 situation and related stock market effects.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,949.6	$112.4	4.54%	$8,948.3	$121.2	5.43%
Investment securities (2)	3,017.7	16.4	2.19	2,703.4	16.4	2.43
Interest bearing deposits in banks	1,068.1	0.5	0.19	728.7	5.0	2.75
Federal funds sold	0.1	—	—	0.8	—	—
Total interest earning assets	$14,035.5	$129.3	3.71%	$12,381.2	$142.6	4.62%
Non-earning assets	1,757.9			1,838.4
Total assets	$15,793.4			$14,219.6
Interest bearing liabilities:
Demand deposits	$3,563.5	$0.4	0.05%	$3,033.5	$2.7	0.36%
Savings deposits	3,874.5	0.3	0.03	3,443.9	5.6	0.65
Time deposits	1,263.1	3.8	1.21	1,507.0	5.8	1.54
Repurchase agreements	696.5	0.1	0.06	695.8	1.1	0.63
Long-term debt	64.8	1.0	6.21	15.8	0.4	10.15
Subordinated debentures held by subsidiary trusts	86.9	0.7	3.24	86.9	1.2	5.54
Total interest-bearing liabilities	$9,549.3	$6.3	0.27%	$8,782.9	$16.8	0.77%
Non-interest-bearing deposits	4,062.9			3,317.8
Other non-interest-bearing liabilities	210.4			211.1
Stockholders’ equity	1,970.8			1,907.8
Total liabilities and stockholders’ equity	$15,793.4			$14,219.6
Net FTE interest income		$123.0			$125.8
Less FTE adjustments (2)		(0.5)			(0.5)
Net interest income from consolidated statements of income		$122.5			$125.3
Interest rate spread			3.44%			3.85%
Net FTE interest margin (3)			3.52%			4.08%
Cost of funds, including non-interest-bearing demand deposits (4)			0.19%			0.56%

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

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

(4) Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,472.4	$224.8	4.76%	$8,708.0	$232.9	5.39%
Investment securities (2)	3,039.6	34.2	2.26	2,667.0	32.2	2.43
Interest bearing deposits in banks	886.6	3.0	0.68	664.0	8.6	2.61
Federal funds sold	0.2	—	—	0.7	—	—
Total interest earning assets	$13,398.8	$262.0	3.92%	$12,039.7	$273.7	4.58%
Non-earning assets	1,728.2			1,690.3
Total assets	15,127.0			$13,730.0
Interest bearing liabilities:
Demand deposits	$3,413.2	$1.3	0.08%	$2,992.7	$5.1	0.34%
Savings deposits	3,740.8	1.7	0.09	3,341.3	10.7	0.65
Time deposits	1,323.8	8.8	1.33	1,432.1	10.4	1.46
Repurchase agreements	667.9	0.6	0.18	685.7	2.1	0.62
Other borrowed funds	0.3	—	—	—	—	—
Long-term debt	39.3	1.3	6.63	15.7	0.7	8.99
Subordinated debentures held by subsidiary trusts	86.9	1.7	3.92	86.9	2.4	5.57
Total interest-bearing liabilities	$9,272.2	$15.4	0.33%	$8,554.4	$31.4	0.74%
Non-interest-bearing deposits	3,673.4			3,184.1
Other non-interest-bearing liabilities	199.2			180.1
Stockholders’ equity	1,982.2			1,811.4
Total liabilities and stockholders’ equity	$15,127.0			$13,730.0
Net FTE interest income		$246.6			$242.3
Less FTE adjustments (2)		(1.0)			(1.0)
Net interest income from consolidated statements of income		$245.6			$241.3
Interest rate spread			3.59%			3.84%
Net FTE interest margin (3)			3.69%			4.06%
Cost of funds, including non-interest-bearing demand deposits (4)			0.24%			0.54%

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs, which is not material.

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

(4) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest bearing liabilities plus non-interest bearing deposits.

Our net interest income decreased $2.8 million, or 2.2%, to $122.5 million during the three months ended June 30, 2020, as compared to $125.3 million for the same period in 2019. The decrease was primarily the result of lower yields on interest earning assets largely related to the March 2020 decrease in the Fed Funds rate, along with lower levels of charged-off interest recoveries and interest accretion related to the fair value of acquired loans, which was largely offset by the addition of $8.6 million of interest income from PPP loans. Net interest income increased $4.3 million, or 1.8%, to $245.6 million during the six months ended June 30, 2020, as compared to $241.3 million for the same period in 2019.  The increase is primarily attributable to the full impact of the IIBK and CMYF acquisitions, organic growth, and $8.6 million of interest income from PPP loans partially offset by the result of lower yields on interest earning assets largely related to the March 2020 decrease in the Fed Funds rate, along with lower levels of charged-off interest recoveries and interest accretion related to the fair value of acquired loans, which was during the six months ended June 30, 2020.

Net interest income included interest accretion related to the fair valuation of acquired loans of $3.0 million during the three months ended June 30, 2020, of which $1.1 million was the result of early loan payoffs, and $6.8 million during the six months ended June 30, 2020, of which $2.2 million was the result of early loan payoffs. This compares to interest accretion of $5.2 million during the three months ended June 30, 2019, of which $2.6 million was the result of early loan payoffs, and $9.2 million during the six months ended June 30, 2019, of which $4.4 million was the result of early loan payoffs.

There were no material recoveries of previously charged-off interest included in net interest income for the three months ended June 30, 2020 and $0.2 million during the six months ended June 30, 2020, as compared to $1.5 million and $2.4 million during the same period in 2019.

Our net FTE interest margin ratio decreased 56 basis points to 3.52% for the three months ended June 30, 2020, as compared to 4.08% for the same period in 2019. Similarly, our net FTE interest margin ratio decreased 37 basis points to 3.69% for the six months ended June 30, 2020, as compared to 4.06% for the same period in 2019. The decreases in net FTE interest margin ratio during the three months ended June 30, 2020, as compared to the same period in 2019, and during the six months ended June 30, 2020, as compared to the same period in 2019 were primarily the result of lower yields on interest earning assets as a result of the impact of the reduction in the federal funds rate, significant PPP loan balances at low yields, higher cash balances, and interest on long-term debt partially offset by lower deposit costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.44% during the three months ended June 30, 2020, as compared to 3.86% for the same period in 2019, or a 42 basis point decrease, and 3.59% during the six months ended June 30, 2020, as compared to 3.86% in the same period in 2019, or a 27 basis point decrease, primarily the result of lower yields on interest earning assets as a result of the impact of the reduction in the federal funds rate, significant PPP loan balances at low yields, higher cash balances, and interest on long-term debt partially offset by lower deposit costs.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and six month periods ended June 30, 2020 and 2019. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$13.5	$(22.3)	$(8.8)	$20.6	$(28.7)	$(8.1)
Investment securities (1)	1.9	(1.9)	—	4.5	(2.5)	2.0
Interest bearing deposits in banks	2.3	(6.8)	(4.5)	2.9	(8.5)	(5.6)
Total change	17.7	(31.0)	(13.3)	28.0	(39.7)	(11.7)
Interest bearing liabilities:
Demand deposits	0.5	(2.8)	(2.3)	0.7	(4.5)	(3.8)
Savings deposits	0.7	(6.0)	(5.3)	1.3	(10.3)	(9.0)
Time deposits	(0.9)	(1.1)	(2.0)	(0.8)	(0.8)	(1.6)
Repurchase agreements	—	(1.0)	(1.0)	(0.1)	(1.4)	(1.5)
Long-term debt	1.2	(0.6)	0.6	1.1	(0.5)	0.6
Subordinated debentures held by subsidiary trusts	—	(0.5)	(0.5)	—	(0.7)	(0.7)
Total change	1.5	(12.0)	(10.5)	2.2	(18.2)	(16.0)
Increase (decrease) in FTE net interest income (1)	$16.2	$(19.0)	$(2.8)	$25.8	$(21.5)	$4.3

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Credit Losses

The Company adopted Accounting Standards Codification 326, Measurement of Credit Losses on Financial Instruments, which replaces the historically used incurred loss methodology with an expected loss methodology and is referred to as the current expected credit loss (CECL) accounting standard, effective January 1, 2020. Upon adoption, the Company recorded an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million that was offset in shareholders' equity and deferred taxes. Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for credit losses of $19.5 million during the three months ended June 30, 2020, as compared to $3.8 million during same period in 2019, with the difference largely attributable to the adoption of CECL and the impact of COVID-19. The quarterly provision reflects an increase in expected losses over the life of the loans held for investment associated with significant changes in the Company's internal economic forecast as a result of COVID-19, including uncertainty regarding the benefits of current and potential government stimulus enacted since the prior assessment. The provision is reflective of net charge-offs of $2.3 million, or an annualized 0.09% of average loans outstanding, for the second quarter of 2020, compared to $2.0 million, or an annualized 0.09% of average loans outstanding during same period in 2019.

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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
Payment services revenues	$9.3	$10.5	$(1.2)	(11.4)%	$19.5	$19.9	$(0.4)	(2.0)%
Mortgage banking revenues*	14.2	9.0	5.2	57.8	25.1	14.2	10.9	76.8
Wealth management revenues	5.4	5.8	(0.4)	(6.9)	11.6	11.9	(0.3)	(2.5)
Service charges on deposit accounts	3.6	5.4	(1.8)	(33.3)	9.0	10.4	(1.4)	(13.5)
Other service charges, commissions and fees*	2.9	1.8	1.1	61.1	5.0	3.5	1.5	42.9
Other income	4.3	5.1	(0.8)	(15.7)	7.9	9.4	(1.5)	(16.0)
Total non-interest income	$39.7	$37.6	$2.1	5.6%	$78.1	$69.3	$8.8	12.7%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.
Total non-interest income increased $2.1 million, or 5.6%, to $39.7 million for the three months ended June 30, 2020, as compared to $37.6 million for the same period in 2019 and increased $8.8 million, or 12.7%, to $78.1 million for the six months ended June 30, 2020, as compared to $69.3 million for the same period in 2019. Significant components of theses fluctuations are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.2 million, or 11.4%, to $9.3 million during the three months ended June 30, 2020, as compared to $10.5 million earned during the same period in 2019. For the six months ended June 30, 2020, payment services revenue decreased $0.4 million, or 2.0%, to $19.5 million, as compared to $19.9 million during the same period in 2019.  The decrease in payment services revenues is attributable to decreased consumer spending, largely related to travel expenditures, along with higher levels of spending with merchants that have negotiated lower interchange fees, resulting in decreases in debit card and credit card revenues during the six months ended June 30, 2020.

Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues increased $5.2 million, or 57.8%, to $14.2 million during the three months ended June 30, 2020, as compared to $9.0 million during the same period in 2019. For the six months ended June 30, 2020, mortgage banking revenues increased $10.9 million, or 76.8%, to $25.1 million as compared to $14.2 million during the same period in 2019. The increases were primarily driven by increased mortgage loan production due to higher levels of refinance activity as a result of the favorable interest rate environment. These increases were partially offset by mortgage servicing impairments of $2.9 million and $8.4 million for the three and six months ended June 30, 2020, respectively. As a result of our higher levels of refinancing activity, our overall loan production for originated home purchases was approximately 29.0% and 35.4% of production for the three and six months ended June 30, 2020, respectively, compared to 81.4% and 80.6% for the same periods in 2019.

Service charge fees are primarily driven by service and overdraft charges on deposit accounts. These service charges decreased $1.8 million, or 33.3%, to $3.6 million during the three months ended June 30, 2020, as compared to $5.4 million during the same period in 2019. For the six months ended June 30, 2020, service charges on deposit accounts decreased $1.4 million, or 13.5%, to $9.0 million as compared to $10.4 million during the same period in 2019. The decreases are primarily due to changes in client behavior and the Company waiving continuous overdraft fees and regular overdraft fees for clients receiving U.S. government stimulus checks during the three months ended June 30, 2020.

Other service charges, commissions and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions and fees increased $1.1 million, or 61.1%, to $2.9 million during the three months ended June 30, 2020, as compared to $1.8 million during the same period in 2019. For the six months ended June 30, 2020, other service charges, commissions and fees increased $1.5 million, or 42.9%, to $5.0 million as compared to $3.5 million during the same period in 2019. The increases were primarily due to additional fees earned on derivative interest rate swap contracts offered to clients.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
Salaries and wages*	$44.2	$40.1	$4.1	10.2%	$84.1	$75.2	$8.9	11.8%
Employee benefits	10.4	14.0	(3.6)	(25.7)	24.6	28.4	(3.8)	(13.4)
Outsourced technology services	8.3	8.1	0.2	2.5	16.1	16.0	0.1	0.6
Occupancy, net	6.8	7.1	(0.3)	(4.2)	14.1	14.1	—	—
Furniture and equipment	4.2	3.4	0.8	23.5	7.0	6.9	0.1	1.4
OREO expense, net of income	0.1	0.2	(0.1)	NM	(0.4)	0.3	(0.7)	NM
Professional fees*	3.0	2.6	0.4	15.4	5.7	5.8	(0.1)	(1.7)
FDIC insurance premiums	1.6	1.6	—	—	3.2	3.1	0.1	3.2
Core deposit intangibles amortization	2.7	3.0	(0.3)	(10.0)	5.6	5.3	0.3	5.7
Other expenses*	14.3	16.7	(2.4)	(14.4)	30.6	30.4	0.2	0.7
Acquisition related expenses	—	13.5	(13.5)	(100.0)	—	15.8	(15.8)	(100.0)
Total non-interest expense	$95.6	$110.3	$(14.7)	(13.3)%	$190.6	$201.3	$(10.7)	(5.3)%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.
Non-interest expense decreased $14.7 million, or 13.3%, to $95.6 million during the three months ended June 30, 2020 as compared to $110.3 million during the same period in 2019 and $10.7 million, or 5.3%, to $190.6 million during the six months ended June 30, 2020 as compared to $201.3 million during the same period in 2019. The decreases are mainly a result of decreased acquisition expenses of $13.5 million during the three months ended June 30, 2020 and $15.8 million during the six months ended June 30, 2020. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Salaries and wages expense increased $4.1 million, or 10.2%, to $44.2 million during the three months ended June 30, 2020, as compared to $40.1 million during the same period in 2019, as a result of higher mortgage loan originator commissions and higher levels of incentive accruals. Salaries and wages increased $8.9 million, or 11.8%, to $84.1 million during the six months ended June 30, 2020 as compared to $75.2 million during the same period in 2019. The increase reflects higher levels of wages related to additional employees as a result of the IIBK and CMYF acquisitions, higher mortgage loan originator commissions, and higher levels of incentive accruals during the six months ended June 30, 2020.

Employee benefits expense decreased $3.6 million, or 25.7%, to $10.4 million during the three months ended June 30, 2020, as compared to $14.0 million during the same period in 2019. Employee benefits expense decreased $3.8 million, or 13.4%, to $24.6 million during the six months ended June 30, 2020 as compared to $28.4 million during the same period in 2019. These decreases are primarily due to lower health insurance and other employee benefit costs as compared to 2019.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $2.4 million, or 14.4%, to $14.3 million during the three months ended June 30, 2020, as compared to $16.7 million during the same period in 2019 and increased $0.2 million, or 0.7%, to $30.6 million during the six months ended June 30, 2020, as compared to $30.4 million during the same period in 2019. The decrease during the three months ended June 30, 2020 is primarily the result of lower advertising and travel expenses.

Income Tax Expense

Our effective tax rate was 22.1% for the three months ended June 30, 2020 compared to 22.3% for the three months ended June 30, 2019 and 22.0% for the six months ended June 30, 2020, as compared to 21.9% for the same period in 2019.

Financial Condition

Total Assets

Total assets increased $1,827.2 million, or 12.5%, to $16,471.4 million as of June 30, 2020, from $14,644.2 million as of December 31, 2019, primarily due to an increase in loans held for investment as a result of the PPP loans originated and increases in investment securities and cash and cash equivalents as a result of higher levels of deposits. Significant fluctuations in balance sheet accounts are discussed below.

Loans Held for Investment, net of deferred fees and costs
Loans held for investment, net of deferred fees and costs increased $1,101.8 million, or 12.3%, to $10,032.5 million as of June 30, 2020, as compared to $8,930.7 million as of December 31, 2019. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $158.7 million, or 2.7%, to $6,096.9 million as of June 30, 2020, as compared to $5,938.2 million as of December 31, 2019. Within the portfolio, commercial loans increased $106.0 million, or 3.0%, to $3,593.8 million as of June 30, 2020, as compared to $3,487.8 million as of December 31, 2019. Construction loans increased $13.6 million, or 1.4%, to $991.3 million as of June 30, 2020, as compared to $977.7 million as of December 31, 2019. Residential loans increased $41.5 million, or 3.3%, to $1,287.6 million as of June 30, 2020, as compared to $1,246.1 million as of December 31, 2019, and agricultural loans decreased $2.4 million, or 1.1%, to $224.2 million as of June 30, 2020, compared to $226.6 million as of December 31, 2019.
Total consumer loans decreased $3.4 million, or 0.3%, to $1,041.8 million as of June 30, 2020, from $1,045.2 million as of December 31, 2019. Within the consumer loan portfolio, indirect loans had an increase of $17.3 million, or 2.2% to $801.9 million as of June 30, 2020, as compared to $784.6 million as of December 31, 2019, direct loans decreased $9.7 million, or 5.4% to $169.3 million as of June 30, 2020, as compared to $179.0 million as of December 31, 2019. Credit card loans decreased $11.0 million, or 13.5%, to $70.6 million as of June 30, 2020 compared to $81.6 million as of December 31, 2019, primarily attributable to decreases in spending as a result of COVID-19.
Commercial loans increased $974.9 million, or 58.2%, to $2,648.6 million as of June 30, 2020, from $1,673.7 million as of December 31, 2019, as a result of the $1.2 billion of PPP loan originations partially offset by pay-downs within the portfolio.
Agricultural loans increased $3.7 million, or 1.3%, to $282.8 million as of June 30, 2020, from $279.1 million as of December 31, 2019, primarily attributable to seasonal draw downs on operating lines of credit.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased $69.0 million, or 68.4%, to $169.9 million as of June 30, 2020, compared to $100.9 million as of December 31, 2019. The increase is primarily due to an increase in originations of mortgage loans held for sale as a result of higher levels of refinance activity driven by lower interest rates.
Non-performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Non-performing loans:
Non-accrual loans	$49.9	$51.1	$42.9	$50.1	$41.0
Accruing loans past due 90 days or more	7.7	12.0	5.7	7.0	5.2
Total non-performing loans	57.6	63.1	48.6	57.1	46.2
OREO	6.5	8.2	8.5	17.8	27.6
Total non-performing assets	$64.1	$71.3	$57.1	$74.9	$73.8
Troubled debt restructurings not included above	$3.4	$5.0	$5.5	$5.5	$5.7
Non-performing loans to loans held for investment	0.57%	0.71%	0.54%	0.63%	0.51%
Non-performing assets to loans held for investment and OREO	0.64	0.80	0.64	0.83	0.82
Non-performing assets to total assets	0.39	0.49	0.39	0.51	0.51

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

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Real estate:
Commercial	$13.8	24.0%	$13.6	28.0%
Construction:
Land acquisition and development	1.0	1.7	1.7	3.5
Residential	0.5	0.9	—	—
Commercial	0.5	0.9	0.5	1.0
Total construction	2.0	3.5	2.2	4.5
Residential	4.3	7.4	5.7	11.7
Agricultural	8.4	14.6	5.2	10.7
Total real estate	28.5	49.5	26.7	54.9
Consumer	3.7	6.4	3.5	7.3
Commercial	21.6	37.5	16.0	32.9
Agricultural	3.8	6.6	2.4	4.9
Total non-performing loans	$57.6	100.0%	$48.6	100.0%
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $7.0 million, to $49.9 million as of June 30, 2020, from $42.9 million as of December 31, 2019, primarily as a result of the adoption of the CECL standard and corresponding transition from purchase credit impaired loans to purchase credit deteriorated loans. Accruing loans past due 90 days or more increased $2.0 million, or 35.1%, primarily due to an increase in real estate, commercial, and agricultural loans. Other real estate owned decreased $2.0 million, or 23.5%, from December 31, 2019.

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

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses
(Dollars in millions)	Three Months Ended
	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Allowance for credit losses on loans: (1)
Beginning balance	$129.1	$73.0	$75.0	$74.2	$72.4
Initial impact of adopting ASC 326	—	30.0	—	—	—
Provision charged to operating expense (2)	19.3	29.2	3.8	2.6	3.8
Charge offs:
Real estate
Commercial	0.1	—	—	—	—
Construction	—	0.5	0.1	—	0.6
Residential	—	—	0.1	0.3	0.3
Consumer	3.0	3.0	3.9	2.8	3.3
Commercial	0.9	1.1	3.1	1.6	1.1
Agricultural	0.1	—	0.1	—	0.3
Total charge-offs	4.1	4.6	7.3	4.7	5.6
Recoveries:
Real estate
Commercial	0.1	—	—	0.1	0.2
Construction	—	—	0.1	0.6	0.6
Residential	0.2	—	0.4	0.1	0.4
Consumer	0.9	1.1	0.5	0.8	1.2
Commercial	0.6	0.4	0.5	1.3	1.2
Total recoveries	1.8	1.5	1.5	2.9	3.6
Net charge-offs	2.3	3.1	5.8	1.8	2.0
Balance at end of period	$146.1	$129.1	$73.0	$75.0	$74.2

Allowance for off-balance sheet credit losses:
Beginning balance	$2.1	$—	$—	$—	$—
Initial impact of adopting ASC 326	—	2.3	—	—	—
Provision for off-balance sheet credit losses	0.2	(0.2)	—	—	—
Balance at end of period	$2.3	$2.1	$—	$—	$—

Total allowance for credit losses	$148.4	$131.2	$73.0	$75.0	$74.2
Total provision for credit losses	19.5	29.0	3.8	2.6	3.8
Loans held for investment	10,032.5	8,918.0	8,930.7	8,992.6	8,995.2
Average loans	9,949.6	8,995.6	9,041.1	9,053.6	8,948.3
Net loans charged-off to average loans, annualized	0.09%	0.14%	0.25%	0.08%	0.09%
Allowance to loans held for investment	1.46	1.45	0.82	0.83	0.82

(1) Allowance for credit losses on loans ("ACLL") at June 30, 2020 and March 31, 2020; Allowance for loan losses ("ALLL") for the prior periods.
(2) Provision for credit losses on loans for the quarters ended June 30, 2020 and March 31, 2020; provision for loan losses for the prior periods.

Our allowance for credit losses was $146.1 million, or 1.46% of loans held for investment, including PPP loans, as of June 30, 2020, as compared to $73.0 million, or 0.82% of loans held for investment, as of December 31, 2019. The increase in the percentage from December 31, 2019 is primarily a result of adoption of the CECL standard and changes in the Company's internal economic forecast as a result of COVID-19, including uncertainty regarding the benefits of government stimulus enacted since the initial assessment. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
While the allowance for credit losses on loans of 1.46% include the PPP loan balance, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 20 basis points higher had the PPP loan balances been excluded at June 30, 2020.

Investment Securities.
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $333.2 million, or 10.9%, to $3,385.5 million, or 20.6% of total assets, as of June 30, 2020, from $3,052.3 million, or 20.8% of total assets, as of December 31, 2019. As of June 30, 2020, the estimated duration of our investment portfolio was 1.6 years, as compared to 2.4 years as of December 31, 2019.
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
As of June 30, 2020, we had available-for-sale investment securities with fair values aggregating $37.6 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $0.2 million as of June 30, 2020 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment losses or credit impairment were recorded during the three months ended June 30, 2020 or 2019.
Other Assets
Other assets increased $48.7 million, or 26.0%, to $236.3 million as of June 30, 2020, from $187.6 million as of December 31, 2019. The increase is primarily attributable to an increase of $49.0 million in our interest rate swap contracts offset by decreases resulting from normal fluctuations in other assets.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement and time deposit accounts. Total deposits increased $1,676.9 million, or 14.4%, to $13,340.4 million as of June 30, 2020, from $11,663.5 million as of December 31, 2019. The increase is primarily attributable to proceeds from PPP loans, new clients acquired as a result of the PPP loan process and higher cash balances of existing clients.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Non-interest-bearing demand	$4,426.6	33.2%	$3,426.5	29.4%
Interest bearing:
Demand	3,665.6	27.5	3,195.4	27.4
Savings	4,035.6	30.3	3,591.6	30.8
Time, $100 and over	486.2	3.6	651.1	5.6
Time, other (1)	726.4	5.4	798.9	6.8
Total interest bearing	8,913.8	66.8	8,237.0	70.6
Total deposits	$13,340.4	100.0%	$11,663.5	100.0%

(1)
Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $122.6 million and no brokered deposits as of June 30, 2020, compared to $117.7 million and $2.9 million as of December 31, 2019, respectively.

Securities Sold Under Repurchase Agreements.
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $58.5 million, or 8.4%, to $756.1 million as of June 30, 2020, from $697.6 million as of December 31, 2019, as a result of normal fluctuations in account balances.
Deferred Tax Asset / Liability
Our deferred tax liability, net increased $5.5 million, or 20.6%, to $32.2 million as of June 30, 2020, from $26.7 million as of December 31, 2019, primarily due to an increase in our mark-to-market gains partially offset by an increase in our allowance for credit losses as a result of the adoption of ASC 326.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $15.0 million, or 0.7%, to $1,998.9 million as of June 30, 2020, from $2,013.9 million as of December 31, 2019, due to stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, regular and special cash dividends paid, and the cumulative effect of adopting ASC 326, a new accounting principle. This decrease was offset by retention of earnings, other comprehensive income, and proceeds from stock option exercises. For additional information regarding the adoption of ASC 326, see “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
On July 24, 2020, the Company’s board of directors declared a dividend of $0.34 per common share, payable on August 17, 2020, to common stockholders of record as of August 7, 2020. The dividend equates to a 4.5% annual yield based on the $30.54 average closing pricing of the Company’s common stock during the second quarter of 2020.
There were no shares repurchased during the three months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased and retired 1,054,700 shares of our Class A common stock at a total cost of $31.2 million and an average cost of $29.56 per share. The shares of common stock repurchased during the period represented 42.2% of the total shares to be repurchased under our repurchase program adopted by the Company’s board of directors on June 11, 2019 whereby the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. As of June 30, 2020, there were 1,445,300 shares remaining authorized under the repurchase program.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of June 30, 2020 and December 31, 2019, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of June 30, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2020, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, such control.

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
The information presented below updates the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as presented below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The impact of the COVID-19 pandemic on our business and financial results will depend on future developments that are uncertain and unpredictable, including the scope and duration of the pandemic, and may be materially adverse to our operations and profitability.
In December 2019, a new strain of coronavirus (also known as, and hereinafter referred to as "COVID-19") originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area. In many cases COVID-19 causes severe illness and even death in a significant minority of cases. Since its emergence, COVID-19 has spread throughout the world, including the United States and Europe, significantly impacting the entire world's economies. Most industrialized economies have responded to the COVID-19 pandemic by shutting down significant portions of their economy.
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
The COVID-19 pandemic has seemingly triggered a period of material global economic slowdown which might constitute a global recession. The effects of the responses to the COVID-19 pandemic are difficult to assess at this time and may require some substantial passage of time before they are fully understood. The COVID-19 pandemic has affected our operations and likely has caused disruptions and restrictions to our borrowers and to our borrowers' supply chains, closures of facilities, and decreases in demand for their products and services. As a result, the demand for our products and services may be impacted, which could adversely affect our operations and profitability. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on certain of our assets. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, forbearances, and other expanded assistance for credit card, automobile, mortgage, small business and personal lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we have temporarily suspended share repurchases and could take other capital actions in response to the COVID-19 pandemic.

We do not have any business interruption insurance that covers pandemics. If we are unable to recover from a business disruption on a timely basis or if the outbreak and its effects lead to recessionary conditions or a deterioration in economic conditions, we could be subject to any of the consequences identified above, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations. There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and the resulting pandemic, and, as a result, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which could prove material and adverse to our business.
Moreover, our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2020.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2020.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
April 2020	221	$27.71	—	1,445,300
May 2020	116	29.84	—	1,445,300
June 2020	145	31.24	—	1,445,300
Total	482	$29.28	—	1,445,300

(1)	Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

4.1*
Indenture, dated May 15, 2020, between First Interstate BancSystem, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 15, 2020)

4.2*
First Supplemental Indenture, dated May 15, 2020, by and between First Interstate BancSystem, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 15, 2020)

4.3*	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated herein by reference to Exhibit 4.2 (attached as Exhibit A thereto) to the Company’s Form 8-K dated May 15, 2020)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 7, 2020	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	August 7, 2020	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer