Form 10-Q
period 2020-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2020-11-04
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2020 – Class A common stock	41,143,592
September 30, 2020 – Class B common stock	21,971,339

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$291.4	$241.5
Interest bearing deposits in banks	1,569.1	835.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,860.6	1,076.8
Investment securities:
Available-for-sale	3,453.5	2,960.0
Held-to-maturity, net (estimated fair values of $58.4 and $94.5 at September 30, 2020 and December 31, 2019, respectively)	55.0	92.3
Total investment securities	3,508.5	3,052.3
Mortgage loans held for sale, at fair value	102.0	100.9
Loans held for investment, net of deferred fees and costs	10,152.2	8,930.7
Allowance for credit losses	145.5	73.0
Net loans held for investment	10,006.7	8,857.7
Goodwill	621.6	621.6
Company-owned life insurance	294.9	293.8
Premises and equipment, net of accumulated depreciation	307.8	306.0
Core deposit intangibles, net of accumulated amortization	53.8	62.1
Accrued interest receivable	56.7	46.7
Mortgage servicing rights, net of accumulated amortization and impairment reserve	24.1	30.2
Other real estate owned (“OREO”)	5.7	8.5
Other assets	227.1	187.6
Total assets	$17,069.5	$14,644.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$4,798.2	$3,426.5
Interest bearing	9,084.2	8,237.0
Total deposits	13,882.4	11,663.5
Securities sold under repurchase agreements	820.3	697.6
Accounts payable and accrued expenses	148.5	129.6
Accrued interest payable	8.1	12.1
Deferred tax liability, net	29.8	26.7
Long-term debt	112.4	13.9
Allowance for credit losses on off-balance sheet credit exposures	3.4	—
Subordinated debentures held by subsidiary trusts	87.0	86.9
Total liabilities	15,091.9	12,630.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2020 or December 31, 2019	—	—
Common stock	976.8	1,049.3
Retained earnings	938.9	953.6
Accumulated other comprehensive income, net	61.9	11.0
Total stockholders’ equity	1,977.6	2,013.9
Total liabilities and stockholders’ equity	$17,069.5	$14,644.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$112.3	$120.0	$336.4	$352.3
Interest and dividends on investment securities:
Taxable	15.5	15.1	48.4	45.9
Exempt from federal taxes	0.6	0.5	1.6	1.5
Interest on deposits in banks	0.5	5.7	3.5	14.3
Total interest income	128.9	141.3	389.9	414.0
Interest expense:
Interest on deposits	3.4	13.4	15.2	39.6
Interest on securities sold under repurchase agreements	0.1	1.0	0.7	3.1
Interest on other debt	1.7	0.3	3.0	1.0
Interest on subordinated debentures held by subsidiary trusts	0.7	1.1	2.4	3.5
Total interest expense	5.9	15.8	21.3	47.2
Net interest income	123.0	125.5	368.6	366.8
Provision for credit losses	5.2	2.6	53.7	10.1
Net interest income after provision for credit losses	117.8	122.9	314.9	356.7
Non-interest income:
Payment services revenues	10.5	10.8	30.0	30.7
Mortgage banking revenues	14.3	10.4	39.4	24.6
Wealth management revenues	5.9	5.9	17.5	17.8
Service charges on deposit accounts	4.3	5.3	13.3	15.7
Other service charges, commissions and fees	5.0	1.7	10.0	5.2
Investment securities gains (losses), net	0.1	0.1	0.1	0.1
Other income	4.6	4.0	12.5	13.4
Total non-interest income	44.7	38.2	122.8	107.5
Non-interest expense:
Salaries and wages	46.0	40.1	130.1	115.3
Employee benefits	11.8	11.9	36.4	40.3
Outsourced technology services	8.4	7.9	24.5	23.9
Occupancy, net	7.2	7.1	21.3	21.2
Furniture and equipment	4.1	3.3	11.1	10.2
OREO expense, net of income	—	(0.8)	(0.4)	(0.5)
Professional fees	2.9	3.5	8.6	9.3
FDIC insurance premiums	1.3	0.4	4.5	3.5
Core deposit intangibles amortization	2.7	3.0	8.3	8.3
Other expenses	15.1	16.5	45.7	46.9
Acquisition related expenses	—	3.8	—	19.6
Total non-interest expense	99.5	96.7	290.1	298.0
Income before income tax expense	63.0	64.4	147.6	166.2
Income tax expense	14.7	15.3	33.3	37.6
Net income	$48.3	$49.1	$114.3	$128.6

Earnings per common share (Basic)	$0.76	$0.76	$1.78	$2.03
Earnings per common share (Diluted)	$0.76	$0.76	$1.78	$2.03
Weighted average common shares outstanding (Basic)	63,764,474	64,832,324	64,184,832	63,232,575
Weighted average common shares outstanding (Diluted)	63,861,457	65,043,486	64,295,525	63,471,283
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$48.3	$49.1	$114.3	$128.6
Other comprehensive income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(4.2)	4.2	69.9	58.0
Reclassification adjustment for net gains included in income	(0.1)	(0.1)	(0.1)	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	—	(6.0)
Unrealized gain on derivatives	—	—	0.2	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	(0.1)	(0.2)	(0.5)	(0.5)
Other comprehensive (loss) income, before tax	(4.4)	3.9	69.5	51.4
Deferred tax expense related to other comprehensive loss (income)	1.1	(1.0)	(18.6)	(13.4)
Other comprehensive (loss) income, net of tax	(3.3)	2.9	50.9	38.0
Comprehensive income, net of tax	$45.0	$52.0	$165.2	$166.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9
Net income	—	48.3	—	48.3
Other comprehensive loss, net of tax expense	—	—	(3.3)	(3.3)
Common stock transactions:
1,445,300 common shares purchased and retired	(46.3)	—	—	(46.3)
924 non-vested common shares issued	—	—	—	—
4,735 non-vested common shares forfeited or canceled	—	—	—	—
5,143 stock options exercised, net of 0 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	1.8	—	—	1.8
Common cash dividends declared ($0.34 per share)	—	(21.9)	—	(21.9)
Balance at September 30, 2020	$976.8	$938.9	$61.9	$1,977.6

Balance at June 30, 2019	$1,045.6	$892.5	$10.5	$1,948.6
Net income	—	49.1	—	49.1
Other comprehensive income, net of tax expense	—	—	2.9	2.9
Common stock transactions:
4,200 common shares purchased and retired	—	—	—	—
662 non-vested common shares issued	—	—	—	—
14,502 non-vested common shares forfeited or canceled	—	—	—	—
18,983 stock options exercised, net of 5,425 shares tendered in payment of option price and income tax withholding amounts	0.2	—	—	0.2
Stock-based compensation expense	2.0	—	—	2.0
Common cash dividends declared ($0.31 per share)	—	(20.2)	—	(20.2)
Balance at September 30, 2019	$1,047.8	$921.4	$13.4	$1,982.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	114.3	—	114.3
Other comprehensive income, net of tax expense	—	—	50.9	50.9
Common stock transactions:
2,539,041 common shares purchased and retired	(78.9)	—	—	(78.9)
19,491 common shares issued	—	—	—	—
329,024 non-vested common shares issued	—	—	—	—
30,323 non-vested common shares forfeited or canceled	—	—	—	—
89,411 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	0.8	—	—	0.8
Stock-based compensation expense	5.6	—	—	5.6
Common cash dividends declared ($1.62 per share)	—	(104.9)	—	(104.9)
Balance at September 30, 2020	$976.8	$938.9	$61.9	$1,977.6

Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	128.6	—	128.6
Other comprehensive income, net of tax expense	—	—	38.0	38.0
Common stock transactions:
43,560 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,498 common shares issued	176.1	—	—	176.1
211,826 non-vested common shares issued	—	—	—	—
35,919 non-vested common shares forfeited or canceled	—	—	—	—
117,669 stock options exercised, net of 40,533 shares tendered in payment of option price and income tax withholding amounts	0.9	—	—	0.9
Stock-based compensation expense	6.6	—	—	6.6
Common cash dividends declared ($0.93 per share)	—	(59.0)	—	(59.0)
Balance at September 30, 2019	$1,047.8	$921.4	$13.4	$1,982.6

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$114.3	$128.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53.7	10.1
Net loss on disposal of premises and equipment	0.1	—
Depreciation and amortization	33.0	29.0
Net premium amortization on investment securities	10.2	6.4
Net gain on investment securities transactions	(0.1)	(0.1)
Realized and unrealized net gains on mortgage banking activities	(39.3)	(21.1)
Net gain on sale of investments in unrelated entities	(1.0)	—
Net gain on sale of OREO	(0.7)	(1.7)
Write-downs of OREO and other assets pending disposal	0.1	0.7
Mortgage servicing rights impairment	9.9	—
Deferred taxes	(7.1)	0.5
Net increase in cash surrender value of company-owned life insurance	(5.6)	(4.2)
Stock-based compensation expense	5.6	6.6
Originations of mortgage loans held for sale	(1,148.7)	(770.1)
Proceeds from sales of mortgage loans held for sale	1,177.2	710.9
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in interest receivable	(10.0)	(4.0)
Increase in other assets	(40.3)	(31.0)
Decrease in accrued interest payable	(4.0)	(13.6)
Increase in accounts payable and accrued expenses	15.5	9.7
Net cash provided by operating activities	162.8	56.7
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(1,548.8)	(740.3)
Proceeds from maturities and pay-downs of investment securities:
Held-to-maturity	37.2	33.2
Available-for-sale	1,114.9	681.9
Proceeds from bank-owned life insurance settlements	4.4	1.6
Extensions of credit to clients, net of repayments	(1,240.0)	(136.0)
Recoveries of loans charged-off	5.1	8.2
Proceeds from sale of OREO	6.6	14.0
Proceeds from the sale of Health Savings Accounts	—	0.3
Proceeds from sale of investments in unrelated entities	2.2	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	298.4
Capital expenditures, net of sales	(17.7)	(10.2)
Net cash (used in) provided by investing activities	$(1,636.1)	$151.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	$2,218.9	$412.3
Net increase (decrease) in securities sold under repurchase agreements	122.7	(105.9)
Net decrease in other borrowed funds	—	(4.1)
Repayments of long-term debt	(0.1)	(2.0)
Advances on long-term debt	98.6	0.1
Proceeds from issuance of common stock	0.8	0.9
Purchase and retirement of common stock	(78.9)	(2.5)
Dividends paid to common stockholders	(104.9)	(59.0)
Net cash provided by financing activities	2,257.1	239.8
Net increase in cash and cash equivalents	783.8	447.6
Cash and cash equivalents at beginning of period	1,076.8	822.0
Cash and cash equivalents at end of period	$1,860.6	$1,269.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$36.0	$34.8
Cash paid during the period for interest expense	25.4	42.7

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3.5	39.6
Transfer of loans to other real estate owned	3.2	14.0
Capitalization of internally originated mortgage servicing rights	9.5	2.8

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$—	$78.7
Loans held for sale	—	0.5
Loans held for investment	—	416.6
Premises and equipment	—	23.6
Goodwill	—	76.3
Core deposit intangible	—	16.6
Company-owned life insurance	—	15.2
Interest receivable	—	2.2
Other real estate owned	—	2.4
Other assets	—	6.5
Total noncash assets acquired	—	638.6

Liabilities assumed:
Deposits	$—	$706.7
Securities sold under repurchase agreements	—	30.4
Accounts payable and accrued expenses	—	19.4
Other borrowed funds	—	4.1
Trust preferred securities	—	—
Deferred tax liability	—	(0.4)
Total liabilities assumed	$—	$760.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (together, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2020 and December 31, 2019, the results of operations and changes in stockholders’ equity for each of the three and nine month periods ended September 30, 2020 and 2019, and cash flows for each of the nine month periods ended September 30, 2020 and 2019, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2019 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2020 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Current Expected Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and replaced the historically used incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. See “Note 16 - Recent Authoritative Accounting Guidance” included in this report for additional details.
The following table summarizes the estimated allowance for credit losses related to financial assets and off-balance sheet credit exposures and the corresponding impacts on the deferred tax liability and retained earnings upon adoption of ASC 326 on January 1, 2020:

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
Accrued interest receivable on investment securities totaled $10.5 million at September 30, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Management classifies the held-to-maturity portfolio into the following major security types:
State, county and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least an "A-" rating by Moody's and/or Standard and Poor’s, or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the Company’s Credit Department and documented prior to purchase.
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
Corporate securities. Securities held by the Company are primarily comprised of corporate bonds (both senior and subordinated-debt) issued by a firm or public entity which currently carry ratings no lower than investment grade “BBB-” or better by Moody’, Standard and Poor’s, or Kroll rating agencies. All corporate subordinated-debt securities are analyzed and approved by the Company prior to purchase.
Allowance for Credit Losses - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company performs a qualitative assessment as to whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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
Accrued interest receivable on loans held for investment totaled $45.7 million at September 30, 2020 and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans.
Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
Mortgage loans that are 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
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
Purchased Credit Deteriorated (“PCD”) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) delinquent as of the acquisition date; 2) has been downgraded since origination; 3) has been placed on nonaccrual status at any point since origination; or 4) for which credit spreads have widened beyond market-level thresholds. PCD loans are recorded at the amount paid for the loan. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
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
The LGD used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2008 to the current period. The model compares the most recent period losses to prior period defaults to calculate the LGD, which is averaged over the historical observations.
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
Residential construction loans. Residential construction loans are primarily to commercial builders or owner occupants for the construction of single-family residences. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Residential construction loans generally mature in one to two years.

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
Commercial and floor plan loans. The Company provides a mix of variable and fixed rate commercial loans in addition to loans to finance dealership floor inventories. The loans are typically made to small and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards, and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment, and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees. Commercial and floor plan loans generally mature in seven years or less.
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
Consumer home equity and home equity lines of credit (“HELOC”). These include home equity loans and lines of credit that are secured by residential property. Consumer home equity loans generally mature in 15 years or less and HELOC loans generally mature in 25 years or less.
Residential 1-4 family and multi-family lending. These are loans to finance the purchase or refinance of residential property which are typically secured by first liens, inclusive of 1-4 family as well as 5+ residential properties. Residential 1-4 family loans generally mature within 15 years but can be up to 30 years. Multi-family loans generally mature in 10 years or less.
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
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructurings. The allowance for credit loss on a troubled debt restructuring is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. Management considers our unused credit card lines and federal fund lines, extended to others, to be considered unconditionally cancellable. Credit card receivables are run through the transition matrices and their unused lines are excluded from the final loss calculation because they are unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate considers the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    Acquisitions

Community 1st Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all the outstanding stock of Community 1st Bank (“CMYF”), a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019.
Consideration for the acquisition was $18.8 million, consisting of the issuance of 463,134 shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of CMYF common stock received 0.3784 shares of First Interstate Class A common stock for each share of CMYF common stock. Previously unvested CMYF restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and included in consideration. All CMYF stock options outstanding vested and were settled by CMYF prior to the close of the transaction.
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
The accompanying consolidated statements of income for the three and nine months ended September 30, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as CMYF until June 7, 2019, at which point CMYF’s operations were integrated with the Company’s operations.
Idaho Independent Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all of the outstanding stock of Idaho Independent Bank (“IIBK”), a community bank headquartered in Coeur d’Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and the Company converted data processing systems on June 7, 2019.
Consideration for the acquisition was $157.3 million, consisting of the issuance of 3,871,422 shares of the Company’s Class A common stock valued at $40.64 per share, the closing price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of each share of IIBK common stock received 0.50 shares of First Interstate Class A common stock for each share of IIBK common stock. Previously unvested IIBK restricted stock awards outstanding immediately prior to the close of the transaction vested and were considered issued and outstanding at acquisition close and were included in consideration. All IIBK stock options outstanding vested and were settled by IIBK prior to the close of the transaction.
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
Effective January 1, 2020, the Company began accounting for PCD loans pursuant to ASC Topic 326. As such, the following disclosures are no longer applicable for the current period and are only presented for periods prior to the adoption of ASC Topic 326. Prior to the adoption of ASC 326, the Company acquired certain loans that were subject to Accounting Standards Codification (“ASC”) Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC Topic 310-30 provides recognition, measurement, and disclosure guidance for purchased loans acquired in business combinations, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company has purchased such loans through business combinations. For loans that meet the criteria stipulated in ASC Topic 310-30, the excess of all cash flows expected at acquisition over the initial fair value of the loans acquired (“accretable yield” is amortized to interest income over the expected remaining lives of the underlying loans using the effective interest method. The accretable yield will fluctuate due to changes in (i) estimated lives of underlying credit-impaired loans, (ii) assumptions regarding future principal and interest amounts collected, and (iii) indices used to fair value variable rate loans.
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

The accompanying consolidated statements of income for the three and nine months ended September 30, 2020, include the results of operations of the acquired entity from the April 8, 2019 acquisition date. Although legally merged with FIB, the acquired entity continued to do business as IIBK until June 7, 2019, at which point IIBK’s operations were integrated with the Company’s operations.
The Company recorded no pre-tax acquisition related expenses for the three and nine month periods ended September 30, 2020.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)     Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized for the periods indicated:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$8.0	$—	$—	$8.0
State, county and municipal securities	233.6	2.7	(0.2)	236.1
Obligations of U.S. government agencies	278.4	1.0	(0.6)	278.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,535.3	76.9	(0.5)	2,611.7
Private mortgage-backed securities	20.0	0.2	(0.1)	20.1
Corporate securities	292.9	5.4	(0.5)	297.8
Other investments	1.0	—	—	1.0
Total	$3,369.2	$86.2	$(1.9)	$3,453.5

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$49.9	$3.2	$—	$53.1
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.0	0.1	—	1.1
Corporate securities	4.0	0.1	—	4.1
Other investments	0.1	—	—	0.1
Total	$55.0	$3.4	$—	$58.4

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county and municipal securities	80.1	0.8	—	80.9
Obligations of U.S. government agencies	367.5	0.1	(0.8)	366.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,303.6	19.6	(6.0)	2,317.2
Private mortgage-backed securities	47.6	—	(0.4)	47.2
Corporate securities	134.5	1.2	—	135.7
Other investments	3.2	—	—	3.2
Total	$2,945.5	$21.7	$(7.2)	$2,960.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county and municipal securities	$57.3	$2.1	$—	$59.4
Obligations of U.S. government agencies	19.8	—	—	19.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	13.9	0.1	—	14.0
Other investments	0.1	—	—	0.1
Total	$92.3	$2.2	$—	$94.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material gross realized gains or losses from the disposition of available-for-sale investment securities for the three and nine month periods ended September 30, 2020 and 2019.

As of September 30, 2020, the Company had general obligation securities with amortized costs of $41.9 million included in state, county and municipal securities, of which $27.8 million, or 66.3%, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019. There was no material allowance for credit loss as of September 30, 2020.

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county and municipal securities	$22.6	$(0.2)	$—	$—	$22.6	$(0.2)
Obligations of U.S. government agencies	102.0	(0.6)	—	—	102.0	(0.6)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	88.2	(0.4)	11.4	(0.1)	99.6	(0.5)
Private mortgage-backed securities	—	—	12.7	(0.1)	12.7	(0.1)
Corporate securities	54.1	(0.5)	—	—	54.1	(0.5)
Total	$266.9	$(1.7)	$24.1	$(0.2)	$291.0	$(1.9)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
Obligations of U.S. government agencies	$185.3	$(0.8)	$—	$—	$185.3	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	740.1	(4.6)	155.9	(1.4)	896.0	(6.0)
Private mortgage-backed securities	—	—	46.6	(0.4)	46.6	(0.4)
Total	$925.4	$(5.4)	$202.5	$(1.8)	$1,127.9	$(7.2)

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

The Company had 127 and 331 individual available-for-sale investment securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively, related primarily to fluctuations in current interest rates. As of September 30, 2020, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost.

There was not a material allowance for credit losses during the three and nine month periods ended September 30, 2020 or 2019 for available-for-sale or held-to-maturity securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Maturities of investment securities at September 30, 2020 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2020	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$652.4	$931.3	$8.9	$8.9
After one year but within five years	1,446.5	1,251.2	30.5	31.9
After five years but within ten years	627.9	864.5	14.1	16.1
After ten years	642.4	406.5	1.5	1.5
Total	$3,369.2	$3,453.5	$55.0	$58.4

As of September 30, 2020, the Company held investment securities callable within one year with amortized costs and estimated fair values of $252.5 million and $252.5 million, respectively. These investment securities are primarily included in the “after one year but within five years” category in the table above. As of September 30, 2020, the Company held no callable structured notes.

As of September 30, 2020 and December 31, 2019, the Company recorded amortized costs of $2,097.6 million and $2,132.0 million, respectively, for investment securities. These investment securities were pledged to secure public deposits and securities sold under repurchase agreements and had an approximate fair value at September 30, 2020 and December 31, 2019 of $2,165.0 million and $2,144.9 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(4)     Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $102.0 million as of September 30, 2020, compared to $100.9 million as of December 31, 2019. Residential loans that the Company originated with the intent to sell are recorded at fair value. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(5)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	September 30, 2020	December 31, 2019
Real estate loans:
Commercial	$3,690.9	$3,487.8
Construction loans:
Land acquisition & development	274.8	302.1
Residential	227.9	244.1
Commercial	530.8	431.5
Total construction loans	1,033.5	977.7
Residential	1,311.2	1,246.1
Agricultural	227.7	226.6
Total real estate loans	6,263.3	5,938.2
Consumer loans:
Indirect	812.8	784.6
Direct and advance lines	162.1	179.0
Credit card	69.9	81.6
Total consumer loans	1,044.8	1,045.2
Commercial	2,599.6	1,673.7
Agricultural	274.7	279.1
Other, including overdrafts	4.2	—
Loans held for investment	10,186.6	8,936.2
Deferred loan fees and costs	(34.4)	(5.5)
Loans held for investment, net of deferred fees and costs	10,152.2	8,930.7
Allowance for credit losses	(145.5)	(73.0)
Net loans held for investment	$10,006.7	$8,857.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2020	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$23.6	$1.5	$—	$0.1	$25.2
Owner occupied	19.1	0.1	(0.2)	0.1	19.1
Multi-family	8.5	2.3	—	—	10.8
Total commercial real estate	51.2	3.9	(0.2)	0.2	55.1
Construction:
Land acquisition & development	1.5	(0.5)	—	0.2	1.2
Residential construction	1.3	0.3	—	—	1.6
Commercial construction	6.3	0.8	—	—	7.1
Total construction	9.1	0.6	—	0.2	9.9
Residential real estate:
Residential 1-4 family	10.3	(1.1)	—	—	9.2
Home equity and HELOC	1.5	—	—	—	1.5
Total residential real estate	11.8	(1.1)	—	—	10.7
Agricultural real estate	3.1	(0.2)	—	—	2.9
Total real estate	75.2	3.2	(0.2)	0.4	78.6
Consumer:
Indirect	16.4	0.7	(0.8)	0.7	17.0
Direct and advance lines	5.1	0.6	(1.1)	0.2	4.8
Credit card	2.0	0.6	(0.6)	0.2	2.2
Total consumer	23.5	1.9	(2.5)	1.1	24.0
Commercial:
Commercial and floor plans	41.0	(1.2)	(3.3)	0.2	36.7
Commercial purpose secured by 1-4 family	5.1	(0.2)	—	0.1	5.0
Credit card	0.4	0.3	(0.4)	—	0.3
Total commercial	46.5	(1.1)	(3.7)	0.3	42.0
Agricultural:
Agricultural	0.9	—	—	—	0.9
Total agricultural	0.9	—	—	—	0.9
Total allowance for credit losses	$146.1	$4.0	$(6.4)	$1.8	$145.5

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 12 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2020	Beginning Balance	Initial Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$11.4	$—	$0.1	$25.2
Owner occupied	10.0	3.5	5.7	(0.3)	0.2	19.1
Multi-family	0.7	6.9	3.2	—	—	10.8
Total commercial real estate	19.5	15.3	20.3	(0.3)	0.3	55.1
Construction:
Land acquisition & development	1.9	(0.1)	(0.3)	(0.5)	0.2	1.2
Residential construction	1.5	(0.9)	1.0	—	—	1.6
Commercial construction	2.7	1.3	3.1	—	—	7.1
Total construction	6.1	0.3	3.8	(0.5)	0.2	9.9
Residential real estate:
Residential 1-4 family	1.8	10.6	(3.3)	—	0.1	9.2
Home equity and HELOC	1.0	0.5	(0.1)	—	0.1	1.5
Total residential real estate	2.8	11.1	(3.4)	—	0.2	10.7
Agricultural real estate	0.5	1.8	0.6	—	—	2.9
Total real estate	28.9	28.5	21.3	(0.8)	0.7	78.6
Consumer:
Indirect	4.5	8.8	5.1	(3.2)	1.8	17.0
Direct and advance lines	2.9	3.0	1.3	(3.1)	0.7	4.8
Credit card	2.5	0.3	1.0	(2.2)	0.6	2.2
Total consumer	9.9	12.1	7.4	(8.5)	3.1	24.0
Commercial:
Commercial and floor plans	25.5	(5.1)	20.0	(4.7)	1.0	36.7
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.8	(0.1)	0.2	5.0
Credit card	1.2	(1.1)	1.0	(0.9)	0.1	0.3
Total commercial	32.6	(10.0)	23.8	(5.7)	1.3	42.0
Agricultural:
Agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total allowance for credit losses	$73.0	$30.0	$52.5	$(15.1)	$5.1	$145.5

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 12 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables represent activity in the allowance for credit losses for loans held for investment under historical GAAP:

Three Months Ended September 30, 2019	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses
Real estate	$27.7	$0.4	$(0.3)	$0.8	$28.6
Consumer	9.1	2.7	(2.8)	0.8	9.8
Commercial	35.7	(0.4)	(1.6)	1.3	35.0
Agricultural	1.7	(0.1)	—	—	1.6
Total allowance for credit losses	$74.2	$2.6	$(4.7)	$2.9	$75.0

Nine Months Ended September 30, 2019	Beginning Balance	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses
Real estate	$31.0	$(1.3)	$(3.3)	$2.2	$28.6
Consumer	8.7	7.1	(9.1)	3.1	9.8
Commercial	31.3	4.3	(3.5)	2.9	35.0
Agricultural	2.0	—	(0.4)	—	1.6
Total allowance for credit losses	$73.0	$10.1	$(16.3)	$8.2	$75.0

Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020. The comparable period is not presented because the collateral-dependent loans classification did not exist under prior GAAP. Under historical guidance, the recorded investment of impaired loans and the related specific reserve was $64.7 million and $3.6 million, respectively, as of December 31, 2019.

	Collateral Type
As of September 30, 2020	Business Assets	Real Property	Other	Total
Real estate	$0.2	$0.5	$—	$0.7
Commercial	9.8	5.0	0.4	15.2
Agricultural	—	0.1	—	0.1
Total collateral-dependent	$10.0	$5.6	$0.4	$16.0

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2020	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.6	$0.6	$3.6	$9.8	$3,671.2	$9.9	$3,690.9
Construction:
Land acquisition & development	1.4	0.6	0.5	2.5	271.7	0.6	274.8
Residential	0.4	0.2	1.5	2.1	225.8	—	227.9
Commercial	0.1	—	—	0.1	530.2	0.5	530.8
Total construction loans	1.9	0.8	2.0	4.7	1,027.7	1.1	1,033.5
Residential	1.7	2.3	0.2	4.2	1,302.4	4.6	1,311.2
Agricultural	—	0.1	—	0.1	220.0	7.6	227.7
Total real estate loans	9.2	3.8	5.8	18.8	6,221.3	23.2	6,263.3
Consumer:
Indirect consumer	4.0	1.6	0.1	5.7	805.3	1.8	812.8
Other consumer	0.5	0.2	0.1	0.8	160.8	0.5	162.1
Credit card	0.7	0.3	0.6	1.6	68.3	—	69.9
Total consumer loans	5.2	2.1	0.8	8.1	1,034.4	2.3	1,044.8
Commercial	5.6	8.2	2.1	15.9	2,567.5	16.2	2,599.6
Agricultural	1.8	0.2	0.9	2.9	268.7	3.1	274.7
Other, including overdrafts	—	—	—	—	4.2	—	4.2
Loans held for investment	$21.8	$14.3	$9.6	$45.7	$10,096.1	$44.8	$10,186.6

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.5	$1.1	$0.6	$7.2	$3,467.6	$13.0	$3,487.8
Construction:
Land acquisition & development	0.7	0.8	0.3	1.8	298.9	1.4	302.1
Residential	1.5	0.8	—	2.3	241.8	—	244.1
Commercial	—	—	—	—	431.0	0.5	431.5
Total construction loans	2.2	1.6	0.3	4.1	971.7	1.9	977.7
Residential	3.8	1.4	1.1	6.3	1,235.2	4.6	1,246.1
Agricultural	0.8	0.5	—	1.3	220.1	5.2	226.6
Total real estate loans	12.3	4.6	2.0	18.9	5,894.6	24.7	5,938.2
Consumer:
Indirect consumer	7.6	1.9	0.5	10.0	773.0	1.6	784.6
Other consumer	1.2	0.5	0.1	1.8	176.7	0.5	179.0
Credit card	0.8	0.5	0.8	2.1	79.5	—	81.6
Total consumer loans	9.6	2.9	1.4	13.9	1,029.2	2.1	1,045.2
Commercial	4.8	2.6	2.3	9.7	1,650.3	13.7	1,673.7
Agricultural	0.9	0.1	—	1.0	275.7	2.4	279.1
Other, including overdrafts	—	—	—	—	—	—	—
Loans held for investment	$27.6	$10.2	$5.7	$43.5	$8,849.8	$42.9	$8,936.2
(1) As of September 30, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2020 and 2019, respectively. No material and $0.3 million of accrued interest was reversed during the three and nine months ended September 30, 2020.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 in response to the outbreak of a new strain of coronavirus (also known as, and hereinafter referred to as, “COVID-19”). Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, temporary amendments to the Internal Revenue Code, and loans and grants to certain businesses. The CARES Act provided financial institutions with options on the treatment of troubled debt restructurings, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company can elect: (1) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring; and/or (2) to suspend any determination of a loan modified as being a troubled debt restructuring as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions end the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency.

The Company renegotiated loans in troubled debt restructurings in the amount of $20.0 million as of September 30, 2020, of which $16.8 million were included in non-accrual loans and $3.2 million were on accrual status. As of September 30, 2020, the Company allocated $4.3 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company renegotiated loans in troubled debt restructurings in the amount of $24.9 million as of December 31, 2019, of which $19.4 million were included in non-accrual loans and $5.5 million were on accrual status. As of December 31, 2019, the Company allocated $0.3 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.

The Company had no material new troubled debt restructurings during the three and nine months ended September 30, 2020.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2020 or 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2020. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended September 30, 2020 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $65.9 million as of September 30, 2020. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, the Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
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
Special Mention — includes loans that exhibit a potential weakness in financial condition, loan structure, or documentation that warrants management’s close attention. If not promptly corrected, the potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard — includes loans that are inadequately protected by the current net worth and paying capacity of the borrower which have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Although the primary source of repayment for a substandard loan may not currently be sufficient, collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$397.3	$299.3	$213.8	$108.8	$159.0	$368.2	$12.8	$1,559.2
Special mention	—	3.1	0.9	0.1	0.7	17.6	—	22.4
Substandard	15.9	2.8	0.9	4.1	1.1	14.8	—	39.6
Doubtful	—	—	0.2	—	—	—	—	0.2
Total	$413.2	$305.2	$215.8	$113.0	$160.8	$400.6	$12.8	$1,621.4

Commercial real estate owner occupied:
Pass	$325.0	$324.4	$220.9	$131.4	$166.3	$407.1	$13.9	$1,589.0
Special mention	7.3	8.7	7.8	3.1	15.4	14.6	0.2	57.1
Substandard	6.7	6.6	12.4	5.2	18.5	13.6	0.5	63.5
Doubtful	0.2	—	—	0.1	—	0.1	—	0.4
Total	$339.2	$339.7	$241.1	$139.8	$200.2	$435.4	$14.6	$1,710.0

Commercial multi-family:
Pass	$106.0	$63.0	$29.2	$42.4	$26.1	$90.8	$1.9	$359.4
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	0.1	—	0.1
Doubtful	—	—	—	—	—	—	—	—
Total	$106.0	$63.0	$29.2	$42.4	$26.1	$90.9	$1.9	$359.5

Land, acquisition and development:
Pass	$81.0	$71.0	$40.4	$33.0	$9.4	$28.5	$6.1	$269.4
Special mention	0.4	0.1	—	1.0	—	1.2	0.3	3.0
Substandard	0.4	—	1.2	0.1	—	0.2	0.4	2.3
Doubtful	—	—	—	—	—	0.1	—	0.1
Total	$81.8	$71.1	$41.6	$34.1	$9.4	$30.0	$6.8	$274.8

Residential construction:
Pass	$65.1	$73.3	$14.9	$5.6	$0.3	$0.1	$66.8	$226.1
Special mention	—	—	—	—	—	—	—	—
Substandard	0.6	—	1.2	—	—	—	—	1.8
Doubtful	—	—	—	—	—	—	—	—
Total	$65.7	$73.3	$16.1	$5.6	$0.3	$0.1	$66.8	$227.9

Commercial construction:
Pass	$188.4	$223.3	$84.2	$12.0	$9.7	$0.3	$8.7	$526.6
Special mention	—	1.4	1.5	—	—	—	—	2.9
Substandard	—	0.8	—	—	—	0.1	—	0.9
Doubtful	—	—	0.4	—	—	—	—	0.4
Total	$188.4	$225.5	$86.1	$12.0	$9.7	$0.4	$8.7	$530.8

Agricultural real estate:
Pass	$35.7	$46.6	$31.2	$18.1	$14.3	$30.2	$6.4	$182.5
Special mention	3.4	7.6	1.2	1.6	0.9	3.9	0.9	19.5
Substandard	0.1	8.3	3.5	1.1	3.5	5.4	1.8	23.7
Doubtful	—	2.0	—	—	—	—	—	2.0
Total	$39.2	$64.5	$35.9	$20.8	$18.7	$39.5	$9.1	$227.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and floor plans:
Pass	$1,385.9	$173.4	$150.5	$86.3	$48.8	$100.3	$236.6	$2,181.8
Special mention	8.9	1.2	2.0	7.3	4.2	0.6	2.9	27.1
Substandard	6.0	4.6	4.5	0.5	4.5	2.5	11.9	34.5
Doubtful	2.2	3.7	0.1	—	0.1	2.6	0.1	8.8
Total	$1,403.0	$182.9	$157.1	$94.1	$57.6	$106.0	$251.5	$2,252.2

Commercial purpose secured by 1-4 family:
Pass	$60.3	$62.9	$38.4	$23.8	$16.7	$42.4	$19.5	$264.0
Special mention	0.3	0.6	0.3	0.3	0.6	0.9	0.4	3.4
Substandard	2.4	1.1	4.4	0.3	1.4	1.4	0.1	11.1
Doubtful	—	—	0.1	—	—	—	—	0.1
Total	$63.0	$64.6	$43.2	$24.4	$18.7	$44.7	$20.0	$278.6

Agricultural:
Pass	$39.5	$26.5	$14.2	$5.7	$3.9	$1.4	$140.9	$232.1
Special mention	2.6	0.6	0.5	0.1	0.1	0.4	13.8	18.1
Substandard	6.4	1.9	4.3	1.4	0.1	0.4	8.2	22.7
Doubtful	—	0.1	—	0.1	—	—	—	0.2
Total	$48.5	$29.1	$19.0	$7.3	$4.1	$2.2	$162.9	$273.1
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

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$311.1	$119.8	$71.4	$57.9	$76.9	$270.2	$—	$907.3
Nonperforming	—	0.7	0.2	—	—	0.9	—	1.8
Total	$311.1	$120.5	$71.6	$57.9	$76.9	$271.1	$—	$909.1

Consumer home equity and HELOC:
Performing	$10.2	$8.3	$9.6	$10.7	$5.3	$16.7	$340.7	$401.5
Nonperforming	0.1	—	—	0.1	—	0.4	—	0.6
Total	$10.3	$8.3	$9.6	$10.8	$5.3	$17.1	$340.7	$402.1

Consumer indirect:
Performing	$273.8	$212.9	$134.0	$85.9	$56.8	$48.9	$—	$812.3
Nonperforming	—	0.2	0.1	—	0.1	0.1	—	0.5
Total	$273.8	$213.1	$134.1	$85.9	$56.9	$49.0	$—	$812.8

Consumer direct and advance line:
Performing	$40.6	$34.1	$33.9	$14.1	$6.5	$9.8	$22.9	$161.9
Nonperforming	—	—	0.1	0.1	—	—	—	0.2
Total	$40.6	$34.1	$34.0	$14.2	$6.5	$9.8	$22.9	$162.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of September 30, 2020	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$69.3	$68.5	$1.5	$139.3
Nonperforming	0.6	0.3	0.1	1.0
Total	$69.9	$68.8	$1.6	$140.3

The following presents the recorded investment in the Company’s loans by risk grades and loan class as of the date shown below:

As of December 31, 2019	Pass	Other Assets Especially Mentioned	Substandard	Doubtful	Total Criticized Loans	Total Loans
Real estate:
Commercial	$3,305.0	$84.7	$97.3	$0.8	$182.8	$3,487.8
Construction:
Land acquisition & development	295.4	3.8	1.9	1.0	6.7	302.1
Residential	241.0	0.9	2.2	—	3.1	244.1
Commercial	428.3	1.7	1.5	—	3.2	431.5
Total construction loans	964.7	6.4	5.6	1.0	13.0	977.7
Residential	1,235.4	2.6	7.8	0.3	10.7	1,246.1
Agricultural	185.7	14.3	26.6	—	40.9	226.6
Total real estate loans	5,690.8	108.0	137.3	2.1	247.4	5,938.2
Consumer:
Indirect consumer	781.5	0.2	2.9	—	3.1	784.6
Direct consumer	177.7	0.4	0.8	0.1	1.3	179.0
Credit card	81.6	—	—	—	—	81.6
Total consumer loans	1,040.8	0.6	3.7	0.1	4.4	1,045.2
Commercial	1,569.4	40.4	60.3	3.6	104.3	1,673.7
Agricultural	247.8	8.5	22.7	0.1	31.3	279.1
Total	$8,548.8	$157.5	$224.0	$5.9	$387.4	$8,936.2
There were no material purchases of portfolio loans and no material sales of loans held for investment during the three and nine months ended September 30, 2020 or 2019.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    Other Real Estate Owned

Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$6.5	$27.5	$8.5	$14.4
OREO acquired through acquisition	—	—	—	2.4
Additions	2.0	0.7	3.2	14.0
Valuation adjustments	(0.1)	(0.2)	(0.1)	(0.7)
Dispositions	(2.7)	(10.2)	(5.9)	(12.3)
Ending balance	$5.7	$17.8	$5.7	$17.8
The carrying values of foreclosed residential real estate properties included in other real estate owned were $2.3 million and $2.3 million as of September 30, 2020 and December 31, 2019, respectively. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.2 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

On May 1, 2020, the Company entered into three interest rate swap contracts that were designated as cash flow hedges. The contracts included a notional amount of $46.4 million, $36.1 million, and $5.1 million. The Company pays a fixed interest rate of 0.40%, 0.34%, and 0.40%, respectively, and the counterparty pays to the Company a variable interest rate equal to the three-month LIBOR under the terms of the interest rate swap contracts. No cash was exchanged until the effective date, which began on May 1, 2020 and ends on April 1, 2022, March 15, 2022, and March 30, 2022, respectively. The Company designated the interest payments related to the trust preferred securities as the cash flow hedge. The hedge was fully effective during the current period. As such, no amount of hedge ineffectiveness was included in the Company's income statement for the three and nine months ended September 30, 2020. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap.

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

	September 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$754.3	$61.3	$503.2	$21.9
Interest rate lock commitments	186.9	7.0	67.8	1.3
Total derivative assets	$941.2	$68.3	$571.0	$23.2

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Derivatives designated as hedges:
Interest rate swap contracts	$87.6	$0.2	$—	$—

Non-hedging interest rate derivatives:
Interest rate swap contracts	754.3	61.3	503.2	21.9
Forward loan sales contracts	237.0	1.6	128.0	0.3
Total derivative liabilities	$1,078.9	$63.1	$631.2	$22.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material effects of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2020.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.

The following tables illustrate the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets for the periods indicated:

	September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$61.3	$—	$61.3	$—	$28.7	$32.6
Mortgage related derivatives	7.0	—	7.0	—	—	7.0
Total derivatives	68.3	—	68.3	—	28.7	39.6
Total assets	$68.3	$—	$68.3	$—	$28.7	$39.6

Financial Liabilities
Interest rate swap contracts	$61.5	$—	$61.5	$—	$—	$61.5
Mortgage related derivatives	1.6	—	1.6	—	—	1.6
Total derivatives	63.1	—	63.1	—	—	63.1
Repurchase agreements	820.3		820.3	—	820.3	—
Total liabilities	$883.4	$—	$883.4	$—	$820.3	$63.1

	December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$21.9	$—	$21.9	$0.1	$18.0	$3.8
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	23.2	—	23.2	0.1	18.0	5.1
Total assets	$23.2	$—	$23.2	$0.1	$18.0	$5.1

Financial Liabilities
Interest rate swap contracts	$21.9	$—	$21.9	$0.1	$—	$21.8
Mortgage related derivatives	0.3	—	0.3	—	—	0.3
Total derivatives	22.2	—	22.2	0.1	—	22.1
Repurchase agreements	697.6	—	697.6	—	697.6	—
Total liabilities	$719.8	$—	$719.8	$0.1	$697.6	$22.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as hedges:
Amount of gain recognized in other comprehensive income (effective portion)	$—	$—	$0.2	$—
Reclassification adjustment for derivatives net (gains) losses included in income	—	—	0.2	—
Non-hedging interest rate derivatives:
Amount of net fee income recognized in other non-interest income	$3.7	$0.5	6.4	1.8
Amount of net (losses) gains recognized in mortgage banking revenues	(0.6)	0.4	4.4	1.5

(8)    Capital Stock

The Company had 41,143,592 shares of Class A common stock and 21,971,339 shares of Class B common stock outstanding as of September 30, 2020. The Company had 43,129,085 shares of Class A common stock and 22,117,254 shares of Class B common stock outstanding as of December 31, 2019.
During the nine months ended September 30, 2020, the Company issued 19,491 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $0.6 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program where the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares for a total of 5.5 million shares.
During the three months ended September 30, 2020, the Company repurchased and retired 1,445,300 shares of our Class A common stock at a total cost of $46.3 million, including costs and commissions, at an average cost of $32.05 per share. The shares of common stock repurchased during the period represented 26.3% of the total 5.5 million shares authorized to be repurchased.
During the nine months ended September 30, 2020, the Company repurchased and retired 2.5 million shares of our Class A common stock at a total cost of $77.5 million, including costs and commissions, at an average cost of $31.01 per share. The shares of common stock repurchased during the period represented 45.5% of the total 5.5 million shares authorized to be repurchased. As of September 30, 2020, there were 3.0 million shares remaining authorized under the repurchase program.

All other stock repurchases during the nine months ended September 30, 2020 and 2019, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$48.3	$49.1	$114.3	$128.6
Weighted average common shares outstanding for basic earnings per share computation	63,764,474	64,832,324	64,184,832	63,232,575
Dilutive effects of stock-based compensation	96,983	211,162	110,693	238,708
Weighted average common shares outstanding for diluted earnings per common share computation	63,861,457	65,043,486	64,295,525	63,471,283

Basic earnings per common share	$0.76	$0.76	$1.78	$2.03
Diluted earnings per common share	$0.76	$0.76	$1.78	$2.03

Anti-dilutive unvested time restricted stock	68,397	4,808	73,633	5,569
The Company had 293,236 and 143,415 shares of unvested restricted stock as of September 30, 2020 and 2019, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(10)    Regulatory Capital

As of September 30, 2020 and December 31, 2019, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2020 and December 31, 2019 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,585.8	14.45%	$877.7	8.00%	$1,152.0	10.50%	$1,097.1	10.00%
FIB	1,412.5	12.91	875.1	8.00	1,148.6	10.50	1,093.9	10.00
Tier 1 risk-based capital:
Consolidated	1,378.3	12.56	658.3	6.00	932.6	8.50	877.7	8.00
FIB	1,305.1	11.93	656.3	6.00	929.8	8.50	875.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,294.2	11.80	493.7	4.50	768.0	7.00	713.1	6.50
FIB	1,305.1	11.93	492.3	4.50	765.7	7.00	711.0	6.50
Leverage capital ratio:
Consolidated	1,378.3	8.62	639.3	4.00	639.3	4.00	799.1	5.00
FIB	1,305.1	8.18	638.2	4.00	638.2	4.00	797.8	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of CECL, or ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected to opt into the transition election and is adopting transition relief over the permissible five-year period.

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
    (1) The ratios for the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis.

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
As of September 30, 2020, the Company had commitments under construction contracts of $10.6 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.1 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2020.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$2.3	$—	$—	$—
Initial impact of adopting ASC 326	—	—	2.3	—
Provision for credit loss expense	1.2	—	1.2	—
Ending balance of allowance for off-balance sheet credit losses	$3.5	$—	$3.5	$—

	September 30, 2020	December 31, 2019
Unused credit card lines*	$691.9	$671.8
Commitments to extend credit*	2,173.2	2,067.0
Standby letter of credit	58.8	42.7

* In conjunction with the adoption of ASC 326, the Company presented the December 31, 2019 balances to conform to the September 30, 2020 presentation.

(13)    Other Comprehensive Income/Loss

The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Investment securities available-for sale:
Change in net unrealized (loss) gain during period	$(4.2)	$4.2	$(1.1)	$1.0	$(3.1)	$3.2
Reclassification adjustment for net gains included in net income	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.1)	(0.2)	—	—	(0.1)	(0.2)
Total other comprehensive (loss) income	$(4.4)	$3.9	$(1.1)	$1.0	$(3.3)	$2.9

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Investment securities available-for sale:
Change in net unrealized gains during period	$69.9	$58.0	$18.7	$15.0	$51.2	$43.0
Reclassification adjustment for net gains included in net income	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(6.0)	—	(1.6)	—	(4.4)
Unrealized loss on derivatives	0.2	—	—	—	0.2	—
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.5)	(0.5)	(0.1)	—	(0.4)	(0.5)
Total other comprehensive income	$69.5	$51.4	$18.6	$13.4	$50.9	$38.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	September 30, 2020	December 31, 2019
Net unrealized gains on investment securities available-for-sale	$62.1	$10.6
Net unrealized loss on derivatives	(0.2)	—
Net actuarial gains on defined benefit post-retirement benefit plans	—	0.4
Net accumulated other comprehensive gains	$61.9	$11.0

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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and nine months ended September 30, 2020 and 2019.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2020 and 2019.
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
Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing, and loan to value ratio, among other things. Observable data is then adjusted to reflect changes in interest rates, the Company’s estimated pull-through rate, and estimated direct costs necessary to complete the commitment into a closed loan net of origination and processing fees collected from the borrower.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$8.0	$—	$8.0	$—
State, county and municipal securities	236.1	—	236.1	—
Obligations of U.S. government agencies	278.8	—	278.8	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,611.7	—	2,611.7	—
Private mortgage-backed securities	20.1	—	20.1	—
Corporate securities	297.8	—	297.8	—
Other investments	1.0	—	1.0	—
Loans held for sale	102.0	—	102.0	—
Derivative assets:
Interest rate swap contracts	61.3	—	61.3	—
Interest rate lock commitments	7.0	—	7.0	—
Derivative liabilities:
Interest rate swap contracts	61.5	—	61.5	—
Forward loan sale contracts	1.6	—	1.6	—
Deferred compensation plan assets	18.9	—	18.9	—
Deferred compensation plan liabilities	18.9	—	18.9	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$9.0	$—	$9.0	$—
State, county and municipal securities	80.9	—	80.9	—
Obligations of U.S. government agencies	366.8	—	366.8	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,317.2	—	2,317.2	—
Private mortgage-backed securities	47.2	—	47.2	—
Corporate securities	135.7	—	135.7	—
Other investments	3.2	—	3.2	—
Loans held for sale	100.9	—	100.9	—
Derivative assets:
Interest rate swap contracts	21.9	—	21.9	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities
Interest rate swap contracts	21.9	—	21.9	—
Forward loan sales contracts	0.3	—	0.3	—
Deferred compensation plan assets	18.2	—	18.2	—
Deferred compensation plan liabilities	18.2	—	18.2	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans*	$11.4	$—	$—	$11.4
Other real estate owned	1.1	—	—	1.1
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans*	$27.6	$—	$—	$27.6
Other real estate owned	2.2	—	—	2.2
Long-lived assets to be disposed of by sale	6.2	—	—	6.2

*The Company adopted ASC 326 as of January 1, 2020 which changes the methodology of impaired loans. The comparable period presents impaired loans under previously applicable GAAP.

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2020, certain collateral dependent loans with a carrying value of $16.0 million were reduced by specific valuation allowance allocations of $4.6 million with no material loan charge-offs resulting in a reported fair value of $11.4 million. As of December 31, 2019, certain impaired loans with a carrying value of $41.3 million were reduced by specific valuation allowance allocations of $3.6 million and partial loan charge-offs of $10.1 million resulting in a reported fair value of $27.6 million.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $0.1 million and $0.7 million of write downs on OREO properties during the nine months ended September 30, 2020 and 2019, respectively.

Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.2 million, which was reduced by write-downs of $0.2 million, resulting in a fair value of $5.0 million. As of December 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $6.4 million, reduced by write-downs of $0.2 million, resulting in a fair value of $6.2 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2020	December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$11.4	$27.6	Appraisal	Appraisal adjustment	0%	-	56%	(22%)
Other real estate owned	1.1	2.2	Appraisal	Appraisal adjustment	8%	-	65%	(27%)
Long-lived assets to be disposed of by sale	5.0	6.2	Appraisal	Appraisal adjustment	0%	-	37%	(3%)
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

Financial Assets. Carrying values of cash, cash equivalents, and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality using an exit price notion. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments.

Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates currently offered for deposits with similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The carrying values of the interest-bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances with similar characteristics.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,860.6	$1,860.6	$1,860.6	$—	$—
Investment debt securities available-for-sale	3,453.5	3,453.5	—	3,453.5	—
Investment debt securities held-to-maturity	55.0	58.4	—	58.4	—
Accrued interest receivable	56.7	56.7	—	56.7	—
Mortgage servicing rights, net	24.1	24.1	—	24.1	—
Loans held for sale	102.0	102.0	—	102.0	—
Net loans held for investment	10,006.7	9,927.4	—	9,916.0	11.4
Derivative assets	68.3	68.3	—	68.3	—
Deferred compensation plan assets	18.9	18.9	—	18.9	—
Total financial assets	$15,645.8	$15,569.9	$1,860.6	$13,697.9	$11.4

Financial liabilities:
Total deposits, excluding time deposits	$12,770.3	$12,770.3	$12,770.3	$—	$—
Time deposits	1,112.1	1,115.4	—	1,115.4	—
Securities sold under repurchase agreements	820.3	820.3	—	820.3	—
Accrued interest payable	8.1	8.1	—	8.1	—
Long-term debt	112.4	111.6	—	111.6	—
Subordinated debentures held by subsidiary trusts	87.0	82.0	—	82.0	—
Derivative liabilities	63.1	63.1	—	63.1	—
Deferred compensation plan liabilities	18.9	18.9	—	18.9	—
Total financial liabilities	$14,992.2	$14,989.7	$12,770.3	$2,219.4	$—

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

ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and the amendments of ASU 2019-04 became effective upon adoption of ASU 2016-13.

(17)    Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On October 26, 2020, the Company declared a quarterly dividend to common shareholders of $0.38 per share, to be paid on November 16, 2020 to shareholders of record as of November 6, 2020.

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
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
“Forward-looking statements” are statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The following factors, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report: political, legal, regulatory, and general economic or business conditions, either nationally or regionally; geopolitical uncertainties throughout the world; weather-related and other adverse climate conditions, disease, outbreaks, viruses, wide-spread health emergencies, pandemics, and other adverse biological conditions (including the recent outbreak of COVID-19, or other adverse conditions that may impact our business and our clients’ business); actions taken by the Board of Governors of the Federal Reserve including changes in the interest rate environment or interest rate changes and other changes to monetary policy; the effect of the various actions taken by the US or local government in response to the COVID-19 pandemic; credit performance of our loan portfolio; adequacy of the allowance for credit losses and access to low-cost funding sources; our ability to achieve the projected cost savings from our acquisitions and do so in the time expected; operating costs, customer loss and business disruption following our acquisitions may be greater than expected; the unavailability of LIBOR; impairment of goodwill; dependence on our management team and ability to attract and retain qualified employees; disruptions to our workforce, including as a result of COVID-19 or other political, legal, regulatory, and general economic or business conditions, could adversely affect our business; governmental regulation and changes in regulatory, tax and accounting rules and interpretations; regulatory actions related to, and interpretations of, risk-based capital guidelines; the effect of banking and financial services reform; future FDIC insurance premium increases; CFPB restrictions on our ability to originate and sell mortgage loans; cyber-security risks, including a failure or breach of our operational or security systems or infrastructure, that could adversely affect our business, financial performance and reputation; currency fluctuations that impact the value of the U.S. dollar in global markets; management distraction and costs associated with defending against, and unfavorable resolution with respect to, significant litigation, including class action litigation, and regulatory proceedings; inability to meet liquidity requirements; inability to grow organically or through acquisitions; impairment of collateral underlying our loans; environmental remediation and other costs associated with repossessed properties; ineffective internal operational controls; competition; meeting market demand with current and new products; reliance on external vendors; soundness of other financial institutions; failure of technology and failure to effectively implement technology-driven products and services; risks associated with introducing and implementing new lines of business, products or services; failure to execute on strategic or operational plans, including the ability to complete acquisitions or achieve expected costs savings or revenue growth associated with acquisitions; deposit attrition, customer loss and/or revenue loss following completed acquisitions; anti-takeover provisions; changes in dividend policy and the inability of our bank subsidiary to pay dividends; the uninsured nature of any investment in our common stock; decline in market price and volatility of our common stock; voting control of Class B common stock stockholders; controlled company status; dilution as a result of future equity issuances; and subordination of common stock to our indebtedness.

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
Executive Overview
We are a financial and bank holding company incorporated as a Montana corporation in 1971, and headquartered in Billings, Montana. Our Class A common stock is listed on the NASDAQ stock market under the symbol “FIBK.” As of September 30, 2020, we had consolidated assets of $17.1 billion, deposits of $13.9 billion, loans of $10.3 billion, and total stockholders’ equity of $2.0 billion. We currently operate 150 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming in addition to internet and mobile banking services. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, technology, tourism, and wholesale trade.
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions with and for individuals, businesses, municipalities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment, and insurance services; mortgage loan originations, sales and servicing; merchant and electronic banking services; and, from time-to-time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for credit losses, and income tax expense.
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

Since its emergence in Wuhan, China in December 2019, COVID-19 has spread throughout the world, significantly impacting the entire world’s economies. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide “shelter in place” orders, and restricting travel. The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. For instance, in March 2020, the Federal Reserve cut the federal funds rate, lowered the interest rate on emergency lending at the discount window, and lengthened the term of overnight loans up to 90 days. The CARES Act, signed into law in March 2020, provided one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.
The CARES Act also created a new guaranteed, unsecured loan program under the Small Business Administration called the Paycheck Protection Program, or the PPP, in which the Company participates. Designed to incentivize certain businesses to keep their workers on the payroll during the pandemic period, PPP loans are fully forgivable so long as the funds are used as prescribed by the program, are for a two-year or five-year term, earn interest at a rate of 1%, require no collateral or personal guarantees, and have deferred loan payments. The Company actively participated in assisting our clients with applications for resources through the program and approved approximately 11,700 applications for approximately $1.2 billion. The program ended on August 8, 2020 and it is unclear whether there will be an extension of the program.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a troubled debt restructuring. This includes the following: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Company is applying this guidance to qualifying loan modifications and, as of October 30, 2020, we had approximately 325 loans on deferrals totaling approximately $47.5 million of which approximately 26.4% of the outstanding balance had made a payment within the period. Additionally, as of October 30, 2020, the Company currently has forbearance requests granted on approximately 28 residential mortgage loans totaling $6.6 million.
The COVID-19 pandemic triggered a period of material global economic slowdown and recent trends suggest that, while the ongoing recovery is progressing, the pace has been impacted by changing rates of positive diagnoses and additional measures by U.S. and local governments to manage developments. Management continues to actively work to minimize the current and future impact of this unprecedented situation, making adjustments to operations where appropriate or necessary to try and minimize the impact of COVID-19. As of October 31, 2020, a significant number of Company employees continue to work remotely and the Company has not yet established a timetable for the full work force to return to our facilities. This has not, however, caused a significant disruption to the Company operations. The extent to which COVID-19 impacts the Company’s financial results remains fluid and will continue to depend on a number of things including the extent of the spread of the virus, the rate of infection, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, including the development and availability of vaccines and therapeutics, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any treatments or vaccines for the virus, any possible resurgence of the COVID-19 virus after the initial outbreak, and other factors.
Management continues to monitor the impact of COVID-19 on the Company’s financial results. The COVID-19 pandemic has affected our operations and has had varying degrees of disruptions and restrictions to our borrowers and to our borrowers’ supply chains, closures of some facilities, and decreases in demand for certain products and services. Recent increases in the spread of COVID-19 in multiple regions across the United States have signaled that the scope, duration, and severity of the pandemic is not yet fully known. As a result, there continues to be uncertainty as to the long-term effect on the economy and the Company.

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
Results of Operations
Principal tools we use in managing and evaluating our results of operations include tracking performance as measured by certain metrics including return on average equity, net interest income, non-interest income, non-interest expense, and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits and indebtedness, also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help support earning assets.
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
We manage our non-interest expenses in consideration of growth opportunities and our community banking model that emphasizes client service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio, and the trends of the individual categories of non-interest expense.
Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar bank holding companies on factors that include return on average assets, return on average equity, total shareholder return, and growth in earnings.
Financial Condition
We manage and evaluate our financial condition by focusing on liquidity, the diversification and quality of our loans, the adequacy of our allowance for credit losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans to deposits and any reliance on brokered certificates of deposit or other wholesale funding sources.
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
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our critical accounting estimates are summarized below. Management considers an accounting estimate to be critical if: (1) the accounting estimate requires management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain, and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that management could have reasonably used in the current period, would have a material impact on our consolidated financial statements, results of operations, or liquidity.
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

As of January 1, 2020, the Company’s accounting policies have changed significantly with the adoption of ASU 326. Prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses. Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report describes the methodology used to determine the allowance for credit losses and describes our policy in regard to acquired loans. Note 5 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report includes a discussion of the factors driving changes in the amount of the allowance for credit losses.
Goodwill
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Note 1 of the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019 describes our accounting policy with regard to goodwill.
Our annual goodwill impairment test is performed each year as of July 1st. Upon the most recent goodwill impairment qualitative assessment, the Company determined its goodwill was not considered impaired. We will continue to monitor our performance and the economic conditions within our market, the U.S., and worldwide, as the impact of the COVID-19 pandemic continues to evolve, and will evaluate our goodwill for impairment annually or more frequently as needed.
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
Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 326-20 “Financial instruments - credit losses.” Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value, or amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method in accordance with ASC 310-10. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment. Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this report describes our policy in regard to acquired loans.
Results of Operations
The following discussion and analysis is intended to provide greater detail about the results of our operations and financial condition.
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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$10,219.2	$112.6	4.38%	$9,053.6	$120.4	5.28%
Investment securities (2)	3,435.1	16.3	1.89	2,662.8	15.7	2.34
Interest bearing deposits in banks	1,295.1	0.5	0.15	1,004.4	5.7	2.25
Federal funds sold	0.1	—	—	1.4	—	—
Total interest earning assets	$14,949.5	$129.4	3.44%	$12,722.2	$141.8	4.42%
Non-earning assets	1,739.9			1,750.8
Total assets	$16,689.4			$14,473.0
Interest bearing liabilities:
Demand deposits	$3,708.8	$0.4	0.04%	$3,067.2	$2.2	0.28%
Savings deposits	4,081.4	0.3	0.03	3,517.5	5.2	0.59
Time deposits	1,167.3	2.7	0.92	1,557.2	6.0	1.53
Repurchase agreements	781.2	0.1	0.05	669.5	1.0	0.59
Long-term debt	112.3	1.7	6.02	15.4	0.3	7.73
Subordinated debentures held by subsidiary trusts	86.9	0.7	3.20	86.9	1.1	5.02
Total interest-bearing liabilities	$9,937.9	$5.9	0.24%	$8,913.7	$15.8	0.70%
Non-interest-bearing deposits	4,517.3			3,430.4
Other non-interest-bearing liabilities	226.0			159.9
Stockholders’ equity	2,008.2			1,969.0
Total liabilities and stockholders’ equity	$16,689.4			$14,473.0
Net FTE interest income		$123.5			$126.0
Less FTE adjustments (2)		(0.5)			(0.5)
Net interest income from consolidated statements of income		$123.0			$125.5
Interest rate spread			3.20%			3.72%
Net FTE interest margin (3)			3.29			3.93
Cost of funds, including non-interest-bearing demand deposits (4)			0.16			0.51

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

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,723.2	$337.4	4.64%	$8,846.1	$353.3	5.34%
Investment securities (2)	3,172.3	50.5	2.13	2,665.5	47.9	2.40
Interest bearing deposits in banks	1,023.7	3.5	0.46	779.0	14.3	2.45
Federal funds sold	0.2	—	—	0.9	—	—
Total interest earning assets	$13,919.4	$391.4	3.76%	$12,291.5	$415.5	4.52%
Non-earning assets	1,732.1			1,683.2
Total assets	$15,651.5			$13,974.7
Interest bearing liabilities:
Demand deposits	$3,512.5	$1.7	0.06%	$3,018.3	$7.3	0.32%
Savings deposits	3,855.1	2.0	0.07	3,416.6	15.9	0.62
Time deposits	1,271.2	11.5	1.21	1,474.2	16.4	1.49
Repurchase agreements	706.0	0.7	0.13	680.1	3.1	0.61
Long-term debt	63.9	3.0	6.27	15.6	1.0	8.57
Subordinated debentures held by subsidiary trusts	86.9	2.4	3.69	86.9	3.5	5.38
Total interest-bearing liabilities	$9,495.6	$21.3	0.30%	$8,691.7	$47.2	0.73%
Non-interest-bearing deposits	3,956.8			3,261.5
Other non-interest-bearing liabilities	208.3			157.0
Stockholders’ equity	1,990.8			1,864.5
Total liabilities and stockholders’ equity	$15,651.5			$13,974.7
Net FTE interest income		$370.1			$368.3
Less FTE adjustments (2)		(1.5)			(1.5)
Net interest income from consolidated statements of income		$368.6			$366.8
Interest rate spread			3.46%			3.79%
Net FTE interest margin (3)			3.55			4.01
Cost of funds, including non-interest-bearing demand deposits (4)			0.21			0.53

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

(4) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest bearing deposits.

Our net interest income decreased $2.5 million, or 2.0%, to $123.0 million during the three months ended September 30, 2020, as compared to $125.5 million for the same period in 2019. The decrease was primarily the result of lower yields on interest earning assets largely related to the March 2020 decrease in the federal funds rate, along with lower levels of charged-off interest recoveries and interest accretion related to the fair value of acquired loans, which were largely offset by the addition of $10.6 million of interest income from PPP loans during the three months ended September 30, 2020. Net interest income increased $1.8 million, or 0.5%, to $368.6 million during the nine months ended September 30, 2020, as compared to $366.8 million for the same period in 2019. The increase is primarily attributable to higher levels of interest earning assets and $19.2 million of interest income from PPP loans, partially offset by the result of lower yields on interest earning assets largely related to the March 2020 decrease in the federal funds rate, lower levels of charged-off interest recoveries and interest accretion related to the fair value of acquired loans, and lower costs of funds during the nine months ended September 30, 2020.

Net interest income included interest accretion related to the fair valuation of acquired loans of $3.2 million during the three months ended September 30, 2020, of which $1.4 million was the result of early loan payoffs, and $10.0 million during the nine months ended September 30, 2020, of which $3.6 million was the result of early loan payoffs. This compares to interest accretion of $4.0 million during the three months ended September 30, 2019, of which $1.2 million was the result of early loan payoffs, and $13.2 million during the nine months ended September 30, 2019, of which $5.6 million was the result of early loan payoffs.

There were no material recoveries of previously charged-off interest included in net interest income for the three months ended September 30, 2020 and $0.2 million during the nine months ended September 30, 2020, as compared to $0.4 million and $2.8 million during the same period in 2019.

Our net FTE interest margin ratio decreased 64 basis points to 3.29% for the three months ended September 30, 2020, as compared to 3.93% for the same period in 2019. Similarly, our net FTE interest margin ratio decreased 46 basis points to 3.55% for the nine months ended September 30, 2020, as compared to 4.01% for the same period in 2019. The decreases in net FTE interest margin ratio during the three months ended September 30, 2020, as compared to the same period in 2019, and during the nine months ended September 30, 2020, as compared to the same period in 2019, were primarily the result of lower yields on interest earning assets as a result of the impact of the March 2020 reduction in the federal funds rate, significant PPP loan balances at low yields, higher cash balances, and interest on long-term debt partially offset by lower deposit costs.

Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 3.20% during the three months ended September 30, 2020, as compared to 3.80% for the same period in 2019, or a 60 basis point decrease, and 3.45% during the nine months ended September 30, 2020, as compared to 3.83% in the same period in 2019, or a 38 basis point decrease, primarily due to lower yields on interest earning assets as a result of the impact of the reduction in the March 2020 federal funds rate, significant PPP loan balances at low yields, higher cash balances, and interest on long-term debt partially offset by lower deposit costs.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (rate) for the three and nine month periods ended September 30, 2020 and 2019. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$15.5	$(23.3)	$(7.8)	$35.1	$(51.0)	$(15.9)
Investment securities (1)	4.5	(3.9)	0.6	9.1	(6.5)	2.6
Interest bearing deposits in banks	1.6	(6.8)	(5.2)	4.5	(15.3)	(10.8)
Total change	21.6	(34.0)	(12.4)	48.7	(72.8)	(24.1)
Interest bearing liabilities:
Demand deposits	0.5	(2.3)	(1.8)	1.2	(6.8)	(5.6)
Savings deposits	0.8	(5.7)	(4.9)	2.0	(15.9)	(13.9)
Time deposits	(1.5)	(1.8)	(3.3)	(2.3)	(2.6)	(4.9)
Repurchase agreements	0.2	(1.1)	(0.9)	0.1	(2.5)	(2.4)
Long-term debt	1.9	(0.5)	1.4	3.1	(1.1)	2.0
Subordinated debentures held by subsidiary trusts	—	(0.4)	(0.4)	—	(1.1)	(1.1)
Total change	1.9	(11.8)	(9.9)	4.1	(30.0)	(25.9)
Increase (decrease) in FTE net interest income (1)	$19.7	$(22.2)	$(2.5)	$44.6	$(42.8)	$1.8

(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Credit Losses
The Company adopted Accounting Standards Codification 326, Measurement of Credit Losses on Financial Instruments, which replaces the historically used incurred loss methodology with an expected loss methodology and is referred to as the current expected credit loss (CECL) accounting standard, becoming effective January 1, 2020. Upon adoption, the Company recorded an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million that was offset in shareholders’ equity and deferred taxes. Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends and estimated effects of current economic conditions on our loan portfolio. The Company recorded a provision for credit losses of $5.2 million during the three months ended September 30, 2020, as compared to $2.6 million during same period in 2019, with the difference mainly attributable to the increase in reserves on unfunded loan commitments. The provision is reflective of net charge-offs of $4.6 million, or an annualized 0.18% of average loans outstanding, for the third quarter of 2020, compared to $1.8 million, or an annualized 0.08% of average loans outstanding during same period in 2019.
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
Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2020	2019			2020	2019
Payment services revenues	$10.5	$10.8	$(0.3)	(2.8)%	$30.0	$30.7	$(0.7)	(2.3)%
Mortgage banking revenues*	14.3	10.4	3.9	37.5	39.4	24.6	14.8	60.2
Wealth management revenues	5.9	5.9	—	—	17.5	17.8	(0.3)	(1.7)
Service charges on deposit accounts	4.3	5.3	(1.0)	(18.9)	13.3	15.7	(2.4)	(15.3)
Other service charges, commissions and fees*	5.0	1.7	3.3	194.1	10.0	5.2	4.8	92.3
Investment securities gains (losses), net	0.1	0.1	—	—	0.1	0.1	—	NM
Other income	4.6	4.0	0.6	15.0	12.5	13.4	(0.9)	(6.7)
Total non-interest income	$44.7	$38.2	$6.5	17.0%	$122.8	$107.5	$15.3	14.2%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.
Total non-interest income increased $6.5 million, or 17.0%, to $44.7 million for the three months ended September 30, 2020, as compared to $38.2 million for the same period in 2019 and increased $15.3 million, or 14.2%, to $122.8 million for the nine months ended September 30, 2020, as compared to $107.5 million for the same period in 2019. Significant components of theses fluctuations are discussed below.
Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues increased $3.9 million, or 37.5%, to $14.3 million during the three months ended September 30, 2020, as compared to $10.4 million during the same period in 2019. For the nine months ended September 30, 2020, mortgage banking revenues increased $14.8 million, or 60.2%, to $39.4 million as compared to $24.6 million during the same period in 2019. The increases were primarily driven by increased mortgage loan production due to higher levels of refinance activity as a result of the favorable interest rate environment. These increases were partially offset by mortgage servicing impairments of $1.4 million and $9.8 million for the three and nine months ended September 30, 2020, respectively. As a result of our higher levels of refinancing activity, our overall loan production for originated home purchases was approximately 48.6% and 40.1% of production for the three and nine months ended September 30, 2020, respectively, compared to 66.0% and 73.8% for the same periods in 2019.

Service charge fees are primarily driven by service and overdraft charges on deposit accounts. These service charges decreased $1.0 million, or 18.9%, to $4.3 million during the three months ended September 30, 2020, as compared to $5.3 million during the same period in 2019, primarily due to changes in client behavior. For the nine months ended September 30, 2020, service charges on deposit accounts decreased $2.4 million, or 15.3%, to $13.3 million as compared to $15.7 million during the same period in 2019. The decrease was primarily due to changes in client behavior in addition to the Company waiving continuous overdraft fees and regular overdraft fees for clients receiving U.S. government stimulus checks during the second quarter of 2020.

Other service charges, commissions and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions and fees increased $3.3 million, or 194.1%, to $5.0 million during the three months ended September 30, 2020, as compared to $1.7 million during the same period in 2019. For the nine months ended September 30, 2020, other service charges, commissions and fees increased $4.8 million, or 92.3%, to $10.0 million as compared to $5.2 million during the same period in 2019. The increases were primarily due to additional fees earned on derivative interest rate swap contracts offered to clients.

Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense
(Dollars in millions)	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
Salaries and wages*	$46.0	$40.1	$5.9	14.7%	$130.1	$115.3	$14.8	12.8%
Employee benefits	11.8	11.9	(0.1)	(0.8)	36.4	40.3	(3.9)	(9.7)
Outsourced technology services	8.4	7.9	0.5	6.3	24.5	23.9	0.6	2.5
Occupancy, net	7.2	7.1	0.1	1.4	21.3	21.2	0.1	0.5
Furniture and equipment	4.1	3.3	0.8	24.2	11.1	10.2	0.9	8.8
OREO expense, net of income	—	(0.8)	0.8	—	(0.4)	(0.5)	0.1	NM
Professional fees*	2.9	3.5	(0.6)	(17.1)	8.6	9.3	(0.7)	(7.5)
FDIC insurance premiums	1.3	0.4	0.9	225.0	4.5	3.5	1.0	28.6
Core deposit intangibles amortization	2.7	3.0	(0.3)	(10.0)	8.3	8.3	—	—
Other expenses*	15.1	16.5	(1.4)	(8.5)	45.7	46.9	(1.2)	(2.6)
Acquisition related expenses	—	3.8	(3.8)	(100.0)	—	19.6	(19.6)	(100.0)
Total non-interest expense	$99.5	$96.7	$2.8	2.9%	$290.1	$298.0	$(7.9)	(2.7)%
* Certain reclassifications, none of which were material, have been made to conform 2019 amounts to the 2020 presentation.
Non-interest expense increased $2.8 million, or 2.9%, to $99.5 million during the three months ended September 30, 2020 as compared to $96.7 million during the same period in 2019 and decreased $7.9 million, or 2.7%, to $290.1 million during the nine months ended September 30, 2020 as compared to $298.0 million during the same period in 2019. The decrease was mainly a result of decreased acquisition expenses of $19.6 million during the nine months ended September 30, 2020, partially offset by an increase in salaries and wages. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Salaries and wages expense increased $5.9 million, or 14.7%, to $46.0 million during the three months ended September 30, 2020, as compared to $40.1 million during the same period in 2019, as a result of higher mortgage loan originator commissions and higher levels of incentive accruals. Salaries and wages increased $14.8 million, or 12.8%, to $130.1 million during the nine months ended September 30, 2020 as compared to $115.3 million during the same period in 2019. The increase reflects higher levels of wages related to additional employees as a result of the IIBK and CMYF acquisitions, higher mortgage loan originator commissions, and higher levels of incentive accruals during the nine months ended September 30, 2020.

Employee benefits expense decreased $0.1 million, or 0.8%, to $11.8 million during the three months ended September 30, 2020, as compared to $11.9 million during the same period in 2019. Employee benefits expense decreased $3.9 million, or 9.7%, to $36.4 million during the nine months ended September 30, 2020 as compared to $40.3 million during the same period in 2019. These decreases are primarily due to lower health insurance costs as compared to 2019.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $1.4 million, or 8.5%, to $15.1 million during the three months ended September 30, 2020, as compared to $16.5 million during the same period in 2019 and decreased $1.2 million, or 2.6%, to $45.7 million during the nine months ended September 30, 2020, as compared to $46.9 million during the same period in 2019. The decreases are primarily the result of lower travel expenses.
Income Tax Expense
Our effective tax rate was 23.3% for the three months ended September 30, 2020 compared to 23.8% for the three months ended September 30, 2019 and 22.6% for the nine months ended September 30, 2020 and for the same period in 2019.
Financial Condition
Total Assets
Total assets increased $2,425.3 million, or 16.6%, to $17,069.5 million as of September 30, 2020, from $14,644.2 million as of December 31, 2019, primarily due to an increase in loans held for investment as a result of the PPP loans originated and increases in investment securities and cash and cash equivalents as a result of higher levels of deposits. Significant fluctuations in balance sheet accounts are discussed below.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $1,221.5 million, or 13.7%, to $10,152.2 million as of September 30, 2020, as compared to $8,930.7 million as of December 31, 2019. Significant contributing portfolios are discussed in greater detail below:
Total real estate loans increased $325.1 million, or 5.5%, to $6,263.3 million as of September 30, 2020, as compared to $5,938.2 million as of December 31, 2019. Within the portfolio, commercial loans increased $203.1 million, or 5.8%, to $3,690.9 million as of September 30, 2020, as compared to $3,487.8 million as of December 31, 2019. Construction loans increased $55.8 million, or 5.7%, to $1,033.5 million as of September 30, 2020, as compared to $977.7 million as of December 31, 2019. Residential loans increased $65.1 million, or 5.2%, to $1,311.2 million as of September 30, 2020, as compared to $1,246.1 million as of December 31, 2019, and agricultural loans increased $1.1 million, or 0.5%, to $227.7 million as of September 30, 2020, compared to $226.6 million as of December 31, 2019.
Total consumer loans decreased $0.4 million to $1,044.8 million as of September 30, 2020, from $1,045.2 million as of December 31, 2019. Within the consumer loan portfolio, indirect loans increased $28.2 million, or 3.6% to $812.8 million as of September 30, 2020, as compared to $784.6 million as of December 31, 2019, direct loans decreased $16.9 million, or 9.4% to $162.1 million as of September 30, 2020, as compared to $179.0 million as of December 31, 2019. Credit card loans decreased $11.7 million, or 14.3%, to $69.9 million as of September 30, 2020 compared to $81.6 million as of December 31, 2019, primarily attributable to decreases in spending as a result of COVID-19 and loan pay-downs.
Commercial loans increased $925.9 million, or 55.3%, to $2,599.6 million as of September 30, 2020, from $1,673.7 million as of December 31, 2019, as a result of the $1.2 billion of PPP loan originations partially offset by pay-downs within the portfolio.
Agricultural operating loans decreased $4.4 million, or 1.6%, to $274.7 million as of September 30, 2020, from $279.1 million as of December 31, 2019.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale increased $1.1 million, or 1.1%, to $102.0 million as of September 30, 2020, compared to $100.9 million as of December 31, 2019. The increase is primarily due to an increase in originations of mortgage loans held for sale as a result of higher levels of refinance activity driven by lower interest rates.

Non-performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Non-performing loans:
Non-accrual loans	$44.8	$49.9	$51.1	$42.9	$50.1
Accruing loans past due 90 days or more	9.6	7.7	12.0	5.7	7.0
Total non-performing loans	54.4	57.6	63.1	48.6	57.1
OREO	5.7	6.5	8.2	8.5	17.8
Total non-performing assets	$60.1	$64.1	$71.3	$57.1	$74.9
Troubled debt restructurings not included above	$3.2	$3.4	$5.0	$5.5	$5.5
Non-performing loans to loans held for investment	0.54%	0.57%	0.71%	0.54%	0.63%
Non-performing assets to loans held for investment and OREO	0.59	0.64	0.80	0.64	0.83
Non-performing assets to total assets	0.35	0.39	0.49	0.39	0.51

Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest. Collateral-dependent loans include all loans that rely solely on the operation or sale of the collateral for repayment. We monitor and evaluate collateral values on collateral-dependent loans quarterly. Appraisals are required on all collateral dependent loans every 18-24 months, or sooner as conditions necessitate. We update valuations on collateral underlying oil and gas credits based on recent market-based oil price forecasts provided by an independent third party. We also monitor real estate values by market for our larger market areas. Based on trends in real estate values, adjustments may be made to the appraised value based on time elapsed between the appraisal date and the impairment analysis or a new appraisal may be ordered. Appraised values in our smaller market areas may be adjusted based on trends identified through discussions with local realtors and appraisers. Appraisals are also adjusted for selling costs. The collateral valuation is then compared to the loan balance and any resulting shortfall is recorded in the allowance for credit losses as a specific valuation allowance. Provisions for credit losses are impacted by changes in the specific valuation allowances and historical or general valuation elements of the allowance for credit losses.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Real estate:
Commercial	$13.5	24.8%	$13.6	28.0%
Construction:
Land acquisition and development	1.1	2.0	1.7	3.5
Residential	1.5	2.8	—	—
Commercial	0.5	0.9	0.5	1.0
Total construction	3.1	5.7	2.2	4.5
Residential	4.8	8.8	5.7	11.7
Agricultural	7.6	14.0	5.2	10.7
Total real estate	29.0	53.3	26.7	54.9
Consumer	3.1	5.7	3.5	7.3
Commercial	18.3	33.6	16.0	32.9
Agricultural	4.0	7.4	2.4	4.9
Total non-performing loans	$54.4	100.0%	$48.6	100.0%

Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $1.9 million, to $44.8 million, as of September 30, 2020, from $42.9 million as of December 31, 2019, primarily as a result of the adoption of the CECL standard and corresponding transition from purchase credit impaired loans to purchase credit deteriorated loans, partially offset by the execution and resolution of workout strategies of non-performing loans. Accruing loans past due 90 days or more increased $3.9 million, or 68.4%, primarily due to an increase in commercial real estate and agricultural loan portfolios. Other real estate owned decreased $2.8 million, or 32.9%, from December 31, 2019.
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
(1)Specific valuation allowances associated with collateral-dependent loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices, and any relevant qualitative or environmental factors impacting loans. Collateral-dependent loans without a specific valuation allowance are modeled with the applicable pool and receive the corresponding allowance.
(2)Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. The Company applies PD and LGD methodologies for all portfolio segments. The Company uses a TM for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. Loan transitions are measured by either internal ratings or delinquency status. Those tracked by ratings are generally commercial purpose including agricultural, commercial, and commercial real estate. Those tracked by delinquency are generally consumer in nature, with the exception of multi-family and credit cards. The LGD used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experiences from 2008 to the current period. The model compares the most recent period losses to prior period defaults to calculate the LGD, which is averaged over the historical observations.
(3) General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions or forecasts, and other qualitative risk factors, both internal and external to us, including the incorporation of a one-year forecast period for economic conditions.
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

For loans acquired in business combinations with evidence of deterioration in credit quality since origination, the Company determines the fair value of the loans by estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established amortized cost basis, and the unpaid principal balance of the asset, is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the level yield interest method. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic, will result in an excessive amortization or are not consistent with the collateral held, or (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.
If the collateral-dependent loan is adequately collateralized, a specific valuation allowance is not recorded. As such, significant changes in collateral-dependent and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for credit losses. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for credit losses or changes in non-performing or collateral dependent loans due to timing differences among the initial identification of a collateral-dependent loan, recording of a specific valuation allowance for the collateral-dependent loan, and any resulting charge-off of uncollectible principal.
The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses
	Three Months Ended
(Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Allowance for credit losses on loans: (1)
Beginning balance	$146.1	$129.1	$73.0	$75.0	$74.2
Initial impact of adopting ASC 326	—	—	30.0	—	—
Provision charged to operating expense (2)	4.0	19.3	29.2	3.8	2.6
Charge offs:
Real estate
Commercial	0.2	0.1	—	—	—
Construction	—	—	0.5	0.1	—
Residential	—	—	—	0.1	0.3
Consumer	2.5	3.0	3.0	3.9	2.8
Commercial	3.7	0.9	1.1	3.1	1.6
Agricultural	—	0.1	—	0.1	—
Total charge-offs	6.4	4.1	4.6	7.3	4.7
Recoveries:
Real estate
Commercial	0.2	0.1	—	—	0.1
Construction	0.2	—	—	0.1	0.6
Residential	—	0.2	—	0.4	0.1
Consumer	1.1	0.9	1.1	0.5	0.8
Commercial	0.3	0.6	0.4	0.5	1.3
Total recoveries	1.8	1.8	1.5	1.5	2.9
Net charge-offs	4.6	2.3	3.1	5.8	1.8
Balance at end of period	$145.5	$146.1	$129.1	$73.0	$75.0

Allowance for Credit Losses
	Three Months Ended
(Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Allowance for off-balance sheet credit losses:
Beginning balance	$2.3	$2.1	$—	$—	$—
Initial impact of adopting ASC 326	—	—	2.3	—	—
Provision for off-balance sheet credit losses	1.2	0.2	(0.2)	—	—
Balance at end of period	$3.5	$2.3	$2.1	$—	$—

Total allowance for credit losses	$149.0	$148.4	$131.2	$73.0	$75.0
Total provision for credit losses	5.2	19.5	29.0	3.8	2.6
Loans held for investment	10,152.2	10,032.5	8,918.0	8,930.7	8,992.6
Average loans	10,219.2	9,949.6	8,995.6	9,041.1	9,053.6
Net loans charged-off to average loans, annualized	0.18%	0.09%	0.14%	0.25%	0.08%
Allowance to loans held for investment	1.43	1.46	1.45	0.82	0.83

(1) Allowance for credit losses on loans (ACLL) for the 2020 periods; Allowance for loan losses (ALLL) for the 2019 periods.
(2) Provision for credit losses on loans for the 2020 periods; provision for loan losses for the 2019 periods.
Our allowance for credit losses on loans was $145.5 million, or 1.43% of loans held for investment, including PPP loans, as of September 30, 2020, as compared to $73.0 million, or 0.82% of loans held for investment, as of December 31, 2019. The increase in the percentage from December 31, 2019 is primarily a result of adoption of the CECL standard and changes in the Company’s internal economic forecast in response to COVID-19 and uncertainty regarding the benefits of government stimulus enacted in response to COVID-19. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
While the allowance for credit losses on loans of 1.43% include the PPP loan balance, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 20 basis points higher had the PPP loan balances been excluded at September 30, 2020.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Investment securities increased $456.2 million, or 14.9%, to $3,508.5 million, or 20.6% of total assets, as of September 30, 2020, from $3,052.3 million, or 20.8% of total assets, as of December 31, 2019. As of September 30, 2020, the estimated duration of our investment portfolio was 2.3 years, as compared to 2.4 years as of December 31, 2019.
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
As of September 30, 2020, we had available-for-sale investment securities with fair values aggregating $24.1 million that had been in a continuous loss position more than twelve months. Gross unrealized losses on these securities of $0.2 million as of September 30, 2020 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment losses or credit impairment were recorded during the three months ended September 30, 2020 or 2019.

Other Assets
Other assets increased $39.5 million, or 21.1%, to $227.1 million as of September 30, 2020, from $187.6 million as of December 31, 2019. The increase is primarily attributable to an increase of $45.1 million in our interest rate swap contracts offset by decreases resulting from normal fluctuations in other assets.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $2,218.9 million, or 19.0%, to $13,882.4 million as of September 30, 2020, from $11,663.5 million as of December 31, 2019. The increase is primarily attributable to proceeds from PPP loans, new clients acquired as a result of the PPP loan process, and higher cash balances of existing clients.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Non-interest-bearing demand	$4,798.2	34.5%	$3,426.5	29.4%
Interest bearing:
Demand	3,814.1	27.5	3,195.4	27.4
Savings	4,158.0	30.0	3,591.6	30.8
Time, $100 and over	427.6	3.1	651.1	5.6
Time, other (1)	684.5	4.9	798.9	6.8
Total interest bearing	9,084.2	65.5	8,237.0	70.6
Total deposits	$13,882.4	100.0%	$11,663.5	100.0%

(1)Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $123.1 million and no brokered deposits as of September 30, 2020, compared to $117.7 million and $2.9 million as of December 31, 2019, respectively.

Securities Sold Under Repurchase Agreement
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $122.7 million, or 17.6%, to $820.3 million as of September 30, 2020, from $697.6 million as of December 31, 2019, as a result of normal fluctuations in account balances.
Deferred Tax Asset / Liability
Our deferred tax liability, net, increased $3.1 million, or 11.6%, to $29.8 million as of September 30, 2020, from $26.7 million as of December 31, 2019, primarily due to an increase in our mark-to-market gains partially offset by an increase in our allowance for credit losses as a result of the adoption of ASC 326.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $36.3 million, or 1.8%, to $1,977.6 million as of September 30, 2020, from $2,013.9 million as of December 31, 2019, due to stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, regular and special cash dividends paid, and the cumulative effect of adopting ASC 326, a new accounting principle. This decrease was offset by retention of earnings, other comprehensive income, and proceeds from stock option exercises. For additional information regarding the adoption of ASC 326, see “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
On October 26, 2020, the Company’s board of directors declared a dividend of $0.38 per common share, payable on November 16, 2020, to common stockholders of record as of November 6, 2020. The dividend equates to a 4.9% annual yield based on the $30.98 average closing pricing of the Company’s common stock during the third quarter of 2020.

On June 11, 2019, the Company’s board of directors adopted a stock repurchase program permitting the Company to repurchase up to 2.5 million of its outstanding shares of Class A common stock. On March 23, 2020, the Company’s board of directors suspended stock repurchases in response to the COVID-19 pandemic. The Company had repurchased 1,054,700 shares of Class A common stock under the program. Effective August 24, 2020, the Company’s board of directors lifted the temporary suspension of the Company’s stock repurchase program and repurchased and retired 294,846 shares of Class A common stock during August 2020. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares bringing the total number of shares authorized under the program to 5.5 million shares. During September 2020, the Company repurchased and retired 1,150,454 shares of Class A common stock.
During the three months ended September 30, 2020, the Company repurchased and retired a total of 1,445,300 shares of our Class A common stock at a total cost of $46.3 million, including costs and commissions, at an average cost of $32.05 per share. During the nine months ended September 30, 2020, the Company repurchased and retired a total of 2.5 million shares of our Class A common stock at a total cost of $77.5 million, including costs and commissions, at an average cost of $31.01 per share. As of September 30, 2020, there were 3.0 million shares remaining authorized under the repurchase program.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2020 and December 31, 2019, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note 10 – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1.
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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

As of September 30, 2020, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2020, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, such control.

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

Item 1A.    Risk Factors
The information presented below updates the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Except as presented below, there have been no material changes for the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The impact of the COVID-19 pandemic on our business and financial results will depend on future developments that are uncertain and unpredictable, including the scope and duration of the pandemic, and may be materially adverse to our operations and profitability.

In December 2019, a new strain of coronavirus (also known as, and hereinafter referred to as “COVID-19”) originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area. In many cases, COVID-19 causes severe illness and even death in a significant minority of cases. Since its emergence, COVID-19 has spread throughout the world, including the United States and Europe, significantly impacting the entire world’s economies. Most industrialized economies have responded to the COVID-19 pandemic by shutting down significant portions of their economy.

The outbreak has been declared a pandemic by the World Health Organization, and the United States government has declared a national emergency in response. The COVID-19 pandemic has caused significant volatility and negative pressure in financial markets throughout the world. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide “shelter in place” orders, and restricting travel.

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

The COVID-19 pandemic has impacted the general economic conditions and unemployment throughout the United States, including within the Company’s territories. From March through May 2020, as virtually all states and much of the world shut down their economies to try and cope with the pandemic, U.S. unemployment claims rose sharply, at rates higher than at any other time for when such records have been kept. At this time, the magnitude of the economic deterioration that will be observed due to COVID-19 is uncertain. Starting in late May, many states began to re-open their economies but some have been forced to close all or parts of their economies intermittently due to spikes in infections. The long-term impact of the shutdowns, and the question of whether and to what extent there will be spikes in infection during the traditional flu season, make any predictions of short- and mid-term economic performance somewhat uncertain, even though the Company has continued to have strong economic performance through the COVID pandemic.

The COVID-19 pandemic has likely caused disruptions and restrictions to our client borrowers and to our borrowers’ supply chains, closures of facilities, and decreases in demand for their products and services. As a result, the demand for our products and services may be impacted, which could adversely affect our operations and profitability. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on certain of our assets.

The Company has a limited number of employees at certain locations and administrative offices with approximately 44% of its staff working from home. The Company has activated the necessary portions of its Crisis Management Team (CMT) which is responsible for mitigating risks related to threats and hazards, including pandemics. The CMT meets multiple times a week to discuss guidelines for employees based on local/state/federal recommendations and sends frequent communications to all employees regarding the changing environment. This has not yet impacted the Company’s ability to serve its clients. However, our business operations could be disrupted if the Company’s mitigation efforts prove ineffective or, if further circumstances were to arise beyond the Company’s control. Significant portions of our workforce could become unable to work, because of, for instance, illness, quarantines, government actions, fear of contagion or other restrictions in connection with the pandemic. We have already temporarily closed or have modified hours of operations, accommodated appointment requests from clients, and modified banking operations to increase contactless services for clients.

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

The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among others steps taken, on March 15, 2020, the Federal Reserve cut the federal funds rate to a target of 0% to 0.25% from its previous target range of 1% to 1.25%, the second reduction of the federal funds rate in March 2020. The Federal Reserve also lowered the interest rate on emergency lending at the discount window by 125 basis points to 0.25% and lengthened the term of overnight loans up to 90 days. On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

The Company successfully implemented a payment deferral program for its clients affected by COVID-19. As of October 30, 2020, there were approximately 325 loans of approximately $47.5 million that sought relief under the deferral program. The Company also became a certified Small Business Administration (“SBA”) lender, implementing the Paycheck Protection Program (“PPP”) of the CARES Act, offering loans to existing clients with 100 percent guarantees by the SBA under certain parameters. During 2020, the Company made 11,700 loans for $1.2 billion under the PPP.

There can be no assurance that these interventions by the government will be successful in mitigating the impact of the COVID-19 pandemic and it is unclear what the cumulative effect of these extraordinary actions by the U.S. government will be on the economy as a whole and upon the financial condition and results of operations of the Company and its clients, both in the short-term and the long-term. In addition, the acts of other major financial players could have significant impact on our economy in ways that are not predictable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2020.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2020.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
July 2020	—	$—	—	1,445,300
August 2020	294,846	32.77	294,846	1,150,454
September 2020	1,150,454	31.83	1,150,454	3,000,000
Total	1,445,300	$32.02	1,445,300	3,000,000
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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 4, 2020	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	November 4, 2020	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer