Form 10-K
period 2020-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2021-03-01
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Class B common stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,379,587,569.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2021:

Class A common stock	40,942,784
Class B common stock	21,130,474
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 26, 2021. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

PART I
Cautionary Note Regarding Forward-Looking Statements
When we refer to “we,” “our,” “us,” “First Interstate,” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly-owned subsidiary, First Interstate Bank, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean only First Interstate Bank.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates, and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item 1A Risk Factors of this report, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information, or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Summary Risk Factors
An investment in shares of our Class A common stock involves a high degree of risk. If any of the factors enumerated below and described in more detail in the section entitled "Risk Factors" under Item 1A of this report occurs, our business, financial condition, liquidity, results of operations, and prospects could be materially and adversely affected. In that case, the market price of our Class A common stock could decline, and you may lose some or all of your investment. Some of the most material risks relating to an investment in our Class A common stock include the impact or effect on our Company and its operating results, or its investors, of:
Regulatory and Compliance Risks, including:
•new, or changes in, governmental regulations;
•tax legislative initiatives or assessments;
•more stringent capital requirements, to the extent they may become applicable to us;
•heightened regulatory requirements resulting from our total assets exceeding $10 billion;
•changes in accounting standards; and
•any failure to comply with applicable laws and regulations, including the CRA and fair lending laws, the USA PATRIOT ACT, OFAC guidelines and requirements, the BSA, and the related FinCEN and FFIEC Guidelines and regulations (as each of such terms and acronyms is defined below);
Credit Risks, including:
•lending risks and risks associated with loan sector concentrations;
•a decline in economic conditions that could reduce demand for our products and services and negatively impact the credit quality of loans;
•loan credit losses exceeding estimates;
•the soundness of other financial institutions; and
•declining oil and gas prices, and declining demand for coal could negatively impact the demand and credit quality of loans;
Liquidity Risks, including:
•the availability of financing sources for working capital and other needs; and
•a loss of deposits or a change in product mix that increases the Company’s funding costs;

Market Risks, including:
•changes in interest rates;
•changes to United States trade policies, including the imposition of tariffs and retaliatory tariffs;
•competition from new or existing competitors; and
•variable interest rates tied to LIBOR (defined below) that may no longer be available, or may become unreliable, to us;
Operational Risks, including:
•cyber-security risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information;
•privacy, information security, and data protection laws, rules, and regulations that affect or limit how we collect and use personal information;
•the potential impairment of our goodwill;
•exposure to losses in collateralized loan obligation securities;
•our reliance on other companies that provide key components of our business infrastructure;
•events that may tarnish our reputation;
•the loss of the services of our management team and directors;
•our ability to attract and retain qualified employees to operate our business;
•costs associated with repossessed properties, including environmental remediation;
•the effectiveness of our systems of internal operating controls; and
•our ability to implement new technology-driven products and services or be successful in marketing these products and services to our clients;
Strategic Risks, including:
•our ability to execute on our intended expansion plans; and
•difficulties we may face in combining the operations of acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships;
Common Stock Risks, including:
•our status as a “controlled company” under NASDAQ Marketplace Rules;
•the volatility in the price and trading volume of our Class A common stock;
•“anti-takeover” provisions and the regulations, which may make it more difficult for a third party to acquire control of us even in circumstances that could be deemed beneficial to stockholders;
•changes in our dividend policy or our ability to pay dividends;
•our Class A common stock not being an insured deposit;
•the holders of the Class B common stock having voting control of the Company and the ability to determine virtually all matters submitted to stockholders, including potential change in control transactions, and our dual class common stock structure putting downward pressure on our common stock price;
•the potential dilutive effect of future equity issuances; and
•the subordination of our Class A common stock to our existing and future indebtedness; and
General Risk Factors, including:
•the COVID-19 (as defined below) pandemic and the U.S. government’s response to the pandemic; and
•the effect of global conditions, earthquakes, tsunamis, floods, fires, and other natural catastrophic events.
The foregoing risk factors are not necessarily all of the factors that could cause our actual results, performance, or achievements to differ materially from expectations. Other unknown or unpredictable factors also could harm our results. Investors and other interested parties are encouraged to read the information included under the section captioned “Risk Factors” below in its entirety before making an investment decision about our securities.

Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. Today, we operate 150 banking offices, including detached drive-up facilities, in communities across six states—Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:
•Agriculture;
•Construction;
•Education;
•Energy;
•Governmental services;
•Healthcare;
•Hospitality;
•Housing;
•Mining;
•Professional services;
•Real Estate Development;
•Retail;
•Technology;
•Tourism; and
•Wholesale trade.
We completed a recapitalization of our previously-existing common stock in March 2010, pursuant to which we effected a 4-for-1 split of our previously-existing common stock, a redesignation of our previously-existing common stock into Class B common stock, which is entitled to five votes per share, and the creation of a new class of common stock designated as Class A common stock, which is entitled to one vote per share. Holders of Class B common stock and Class A common stock vote together as a single class on all matters submitted to a vote of shareholders, unless otherwise required by law or by our articles of incorporation. The recapitalization was completed in preparation for our initial public offering, or IPO, of Class A common stock later that same month on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.” Since our IPO, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, and Community 1st Bank. As of December 31, 2020, we had consolidated assets of $17.6 billion, deposits of $14.2 billion, loans held for investment of $9.8 billion, and total stockholders’ equity of $2.0 billion.
Our mission is to help people and their money work better together. With that as our guiding focus, we strive to be the most relevant everyday experience our clients have with their money. With our focus on community banking, we adhere to common values that have long provided a foundation for our growth and success:
(1)Put people first, always;
(2)Seek greatness;
(3)Act with integrity;
(4)Celebrate success; and
(5)Demonstrate commitment to our communities.
These values support our commitment to our employees, our clients, our communities, and our shareholders.
Our business model is strategically aligned around four key pillars, which help us align, organize, and prioritize business strategies. These pillars guide our actions related to our employees, our clients, and our operations, ultimately leading to our financial success and creating value for our shareholders.
•The first pillar is Our People, Our Priority. The success of our Company is a reflection of our people. We are building a diverse company, attracting the right people, retaining them in the right jobs, and developing them to meet our long-term needs. Our people are informed, capable, and resilient.
•The second pillar is Relentless Client Focus. Our client loyalty is cultivated by our focus on every interaction, every time. By listening to our clients and learning about their needs, we are better able to connect their goals and dreams to the right products and services.

•The third pillar is Future Ready, Today. We live in a world in constant motion, which requires agility and resiliency; adapting our products and processes to be scalable and sustainable is essential. Robust and relevant systems and processes create a foundation for our employees to excel—not only in their personal performance, but in their delivery of our products and services to our clients.
•The fourth pillar is Financial Vitality. Our strategic focus on balance sheet management and goal-oriented financial rigor keeps us a top-performing bank. Our emphasis on accountability and our collaborative approach to aligning our efforts under our four pillars allows our community banking model to flourish.
By adhering to a strong set of values, we have grown our business strategically and significantly. Our long-term perspective emphasizes providing high-quality financial products and services, delivering exceptional client service, influencing business leadership within our communities through professional and dedicated bankers, supporting our communities through financial contributions and socially responsible leadership, and cultivating a strong corporate culture. We plan to continue our business in a disciplined and prudent manner, fueled by organic growth in our existing market areas and expansion into new and complementary markets when appropriate acquisition and other opportunities arise.
Community Banking
We have one operating segment—community banking. Community banking encompasses commercial and consumer banking services provided through our Bank: primarily the acceptance of deposits, extensions of credit, mortgage loan origination and servicing, and trust, employee benefit, investment, and insurance services. Our philosophy emphasizes community banking locally using a personalized service approach while also strengthening the communities in our market areas through service activities. We grant our banking offices significant authority in delivering products in response to local market considerations and client needs. This autonomy enables our banking offices to remain competitive by quickly responding to local market conditions and enhancing relationships with the clients they serve. We also require accountability by having company-wide standards and established limits on the authority and discretion of each banking office. This combination of authority and accountability allows our banking offices to provide personalized service and localized community support while at the same time remaining focused on our overall financial vitality.
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
(1)are made to borrowers generally located within or adjacent to our market footprint or own businesses and/or real estate within or adjacent to our footprint, with limited exceptions that may include participation loans and loans to national accounts;
(2)are made only for identified legal purposes;
(3)have specifically identified sources of repayment;
(4)mature within designated maximum maturity periods that coincide with repayment sources;
(5)are appropriately collateralized whenever possible;
(6)are supported by current credit information;
(7)do not exceed the Bank’s legal lending limit;
(8)include medium-term fixed interest rates or variable rates that are adjusted within designated time frames; and
(9)require a flood determination prior to closing.
In addition, our minimum underwriting standards include lending limitations to prevent concentrations of credit in agricultural, commercial, real estate, or consumer loans. Furthermore, each minimum underwriting standard must be documented, with exceptions noted, as a part of the loan approval process.
While each loan must meet minimum underwriting standards established in our credit policies, bankers are granted levels of credit authority in approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch, and market levels. Credit authorities are established and assigned based on the credit experience and credit acumen of each branch loan officer. Credit authority is under the direction of our Chief Credit Officer or such officer’s designee and is reviewed on an ongoing basis. Credits over the authority of bankers are approved by the Chief Credit Officer with the concurrence of our Chief Risk Officer.

Deposit Products
We offer traditional depository products including checking, savings, and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Bank to our clients under an agreement to repurchase the investment securities at a specified time or on demand. All outstanding repurchase agreements are due in one business day.
Wealth Management
We provide a wide range of trust, employee benefit, investment management, insurance, agency, and custodial services to individuals, businesses, and nonprofit organizations. These services include the administration of estates and personal trusts, management of investment accounts for individuals, employee benefit plans and charitable foundations, and insurance planning.
Centralized Services
We have centralized certain operational activities to provide consistent service levels to our clients company-wide, which helps us gain efficiency in management of those activities as well as ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to clients and include:
•marketing;
•credit review;
•loan servicing;
•credit card issuance and servicing;
•mortgage loan sales and servicing;
•indirect consumer loan purchasing and processing;
•loan collections; and
•other operational activities.
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•accounting;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.
Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Idaho	4.66	8th	23
Montana	17.69	2nd	46
Oregon	2.34	11th	33
South Dakota	0.13	12th	14
Washington	0.32	31st	19
Wyoming	14.89	2nd	15
Total			150
(1) Source: FDIC.gov-data as of June 30, 2020.
(2) As of December 31, 2020.

We operate in markets with a diverse employment base covering numerous industries and we believe our community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets.
Competition
There is significant competition among commercial banks in our market areas. We also compete with other providers of financial services who all actively engage in providing various types of loans and other financial services to their clients, such as:
•savings and loan associations;
•credit unions;
•financial technology companies;
•internet banks;
•consumer finance companies;
•brokerage firms;
•mortgage banking companies;
•insurance companies;
•securities firms;
•mutual funds;
•government agencies; and
•major retailers.
To remain competitive in this congested industry, we continue to develop our omni-channel experience. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services we do not provide. We generally compete on the basis of service and responsiveness to client needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of services such as trust, employee benefit, investment, and insurance services.
Government Regulation and Supervision
We are subject to extensive government regulation and supervision under federal and state laws. Summaries of the material laws and regulations that are applicable to us are provided below. The descriptions that follow are not intended to summarize all laws and regulations applicable to us. Furthermore, the descriptions that follow do not purport to be complete and are qualified in their entirety by reference to the full provisions of those laws and regulations. In addition to laws and regulations, state and federal banking regulatory agencies may issue policy statements, interpretive letters, and similar written guidance that may impose additional regulatory obligations or otherwise affect the conduct of our business. Additionally, proposals to change laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and their impact on the Company cannot be determined with certainty.
Regulatory Authorities
As a public company with our securities listed for trading on the NASDAQ, we are subject to the disclosure and regulatory requirements of the Securities and Exchange Commission, or SEC (including under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (or the Exchange Act)), and the NASDAQ.
As a financial and bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, regulation, and regular examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the Montana Department of Administration, Division of Banking and Financial Institutions (the “Montana Division”). The Bank is also subject to supervision and regular examination by the Consumer Financial Protection Bureau (“CFPB”).
The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) administered by the FDIC in the manner and to the extent provided by law. As such, the Bank is subject to the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations relating to deposit insurance and may also be subject to supervision and examination by the FDIC.
We are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the Federal Reserve. The Federal Reserve has risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.

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
Financial and Bank Holding Company
First Interstate BancSystem, Inc. is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. As a financial holding company, we may engage in certain business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized generally to bank holding companies. We may engage in authorized financial activities, provided that we remain a financial holding company and are “well-capitalized” and “well-managed.” We do not currently engage in significant financial holding company business or activities not otherwise permitted generally for bank holding companies.
Under federal law, First Interstate BancSystem, Inc. is required to serve as a source of financial and managerial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to a subsidiary bank.
We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. The Federal Reserve considers a number of factors in evaluating acquisitions, including the financial and managerial resources and future prospects of the parties, the convenience and needs of the communities served, and competitive factors. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), when considering an application, the Federal Reserve is also required to evaluate whether the transaction would result in more concentrated risks to the United States banking or financial system. Under federal law and regulations, a bank holding company may acquire banks in states other than its home state if, among other things, the bank holding company is both “well-capitalized” and “well-managed” both before and after the acquisition.
Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2020, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 17.7% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.
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

Dividends and Restrictions on Transfers of Funds
Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends to our shareholders, and are limited by state and federal laws and regulations. We are also subject to various regulatory restrictions relating to capital distributions, including dividends, regulatory capital minimums, and the requirement to remain “well-capitalized” under the prompt corrective action regulations summarized below under the caption “Business – Government Regulation and Supervision – Capital Standards and Prompt Corrective Action.” In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years’ net earnings without providing notice to the Montana Division.
The capital buffer rules adopted by the federal banking regulators in accordance with the Basel Accords impose further limitations on the Bank’s ability to pay dividends. In general, the Bank’s ability to pay dividends is limited under the capital buffer rules unless the Bank’s common equity conservation buffer exceeds the minimum required capital ratio by 2.5% of risk-weighted assets.
A state or federal banking regulator may also impose, by regulatory order or agreement of the Bank, specific dividend limitations or prohibitions. The Bank is not, however, currently subject to a specific regulatory dividend limitation.
The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters (net of previous capital distributions) is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes under-capitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect our ability to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
Capital Standards and Prompt Corrective Action
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The capital requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Bank and its parent holding company.
Federal regulations require FDIC-insured depository institutions and bank holding companies to meet several minimum capital standards:
•a common equity Tier 1 capital to risk-based assets ratio of 4.5%;
•a Tier 1 capital to risk-based assets ratio of 6.0%;
•a total capital to risk-based assets ratio of 8.0%; and
•a 4.0% Tier 1 capital to total assets leverage ratio.
The existing capital requirements were effective January 1, 2015, and are based on recommendations of the Basel Committee on Banking Supervision and requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings and is reduced by substantially all of the regulatory deductions including items such as goodwill and other intangibles and certain deferred tax assets. Tier 1 capital is generally defined as common equity Tier 1 capital and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is composed of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like us that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45.0% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.
Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and United States government securities, a risk weight of 50% generally is assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements in individual cases where deemed necessary. The Federal Reserve has not established individual capital requirements applicable to us.
The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. At this time, we meet the criteria for grandfathering under the Dodd-Frank Act, therefore, the limitations on use of hybrid capital instruments do not apply to our outstanding instruments. However, once the Company surpasses $15.0 billion in assets by acquisition, we may lose Tier 1 qualification of trust preferred securities.
Federal law requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The law sets forth the following five capital tiers:
•“well capitalized;”
•“adequately capitalized;”
•“under-capitalized;”
•“significantly under-capitalized;” and
•“critically under-capitalized.”
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
Restrictions on Transactions with Affiliates, Directors, and Officers
Under the Federal Reserve Act, the Bank may not lend funds or otherwise extend credit to its parent holding company or any other affiliate, except on specified types and amounts of collateral generally upon market terms and conditions. The Federal Reserve also has authority to define and limit the transactions between banks and their affiliates. The Federal Reserve’s Regulation W and relevant federal statutes and regulations, among other authorities, impose significant limitations on transactions in which the Bank may engage with us or with other affiliates, including per-affiliate and aggregate limits on affiliate transactions.
Federal Reserve Regulation O restricts loans to the Bank and its parent holding company’s insiders, which includes directors, certain officers, and principal shareholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank board of directors.
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
Pursuant to the Dodd-Frank Act, federal banking regulators impose additional supervisory measures on banking organizations such as us when they exceed $10 billion in assets. These include enhanced risk management and corporate governance processes specified by the regulators.
The Federal Reserve has authority to bring an enforcement action against a bank or bank holding company and all “institution-affiliated parties” of a bank or bank holding company, including directors, officers, stockholders, and under certain circumstances, attorneys, appraisers, and accountants for the bank or holding company. Formal enforcement actions may include measures such as the issuance of a capital directive or cease and desist order for the removal of officers and/or directors or the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and can range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Federal Reserve that enforcement action be taken with respect to a particular bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. Montana law also provides the Montana Division with various enforcement mechanisms and, ultimately, authority to appoint a receiver or conservator for a Montana bank.
Deposit Insurance
The FDIC insures our client deposits through the DIF up to $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on financial measures and supervisory ratings derived from a statistical model estimating the probability of failure within a three-year period, with banks deemed more risky paying higher assessments.

The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. On September 30, 2018, the DIF Reserve Ratio reached 1.36%. As of September 30, 2020, the FDIC had announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years, but did not change its assessment schedule.
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
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions, which alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets. Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. We are subject to the interchange fee cap because our assets exceed $10 billion.
Client Privacy and Other Consumer Protections
Federal and State laws impose client privacy requirements on any company engaged in financial activities, including us. Under these requirements, a financial company is required to protect the security and confidentiality of clients’ nonpublic personal information. In addition, for clients who obtain a financial product such as a loan for personal, family, or household purposes, a financial holding company is required to disclose its privacy policy to the client at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the client’s nonpublic personal information with affiliates and third parties. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or marketing through electronic mail.
The Bank is subject to a variety of federal and state laws, regulations, and reporting obligations aimed at protecting consumers and Bank clients. Failure to comply with these laws and regulations may, among other things, impair the collection of loans made in violation of the laws and regulations, provide borrowers or other clients certain rights and remedies, or result in the imposition of penalties on the Bank. Certain of these laws and regulations are described below.
The Equal Credit Opportunity Act generally prohibits discrimination in credit transactions on, among other things, the basis of race, color, religion, national origin, sex, marital status, or age and, in certain circumstances, limits the Bank’s ability to require co-obligors or guarantors as a condition of the extension of credit to an individual.
The Real Estate Settlement Procedures Act (“RESPA”) requires certain disclosures be provided to borrowers in real estate loan closings or other real estate settlements. In addition, RESPA limits or prohibits certain settlement practices, fee sharing, “kickbacks,” and similar practices that are considered to be abusive.
The Truth in Lending Act (“TILA”) requires disclosures to borrowers and other parties in consumer loans, including, among other things, disclosures relating to interest rates and other finance charges, payments and payment schedules, and annual percentage rates.
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
The Community Reinvestment Act (“CRA”) generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be assessed for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when evaluating applications for transactions such as mergers and for new branches.
In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received an “outstanding” rating on its most recently published CRA examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management endeavors to respond proactively to any instances of non-compliance and to implement and update appropriate procedures to prevent instances of non-compliance and other violations from occurring.
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
Office of Foreign Asset Control
The United States Treasury Office of Foreign Asset Control enforces economic and trade sanctions imposed by the United States on foreign persons and governments. Among other authorities, the Office of Foreign Asset Control, or OFAC, may require United States financial institutions to block or “freeze” assets of identified foreign persons or governments which come within the control of the financial institution. Financial institutions are required to adopt procedures for identification of new and existing deposit accounts and other relationships with persons or governments identified by OFAC and to timely report the accounts or relationships to OFAC.

Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of February 2021, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
Cyber-security
Federal regulators have issued two related statements regarding cyber-security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective controls and tools to monitor, block, and provide alerts regarding suspicious activity and to report on any suspected advanced persistent threats. We also offset cyber risk through internal training, testing of our employees, and we procure insurance to provide assistance on significant incidents and to offset potential liability.
To date, we have not experienced a significant compromise, significant data loss, or any material financial losses related to cyber-security attacks. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of third-party service providers, internet banking, mobile banking, and other technology-based products and services by us and our clients.
Human Capital
People and relationships are and always have been our number one focus. We know our success as an organization depends on engaged people, working well together, fueled by great leadership, creating an environment that people want to be a part of. As indicated by our first strategic pillar – Our People, Our Priority – discussed above, we are building a diverse company of the right people, in the right jobs, who take care of our clients, strengthen our communities, and ultimately deliver long-term results for our shareholders. We are therefore actively engaged in, and maintain programs driven at attracting, developing, and retaining a team of individuals who will exemplify the goals of our first pillar. As of December 31, 2020, we employed 2,462 full-time equivalent employees, none of whom are represented by a collective bargaining agreement. This represents a decrease of 11 full-time equivalent employees from December 31, 2019. We believe this relatively minor decrease, experienced during the COVID-19 pandemic, is a testament to the strength of our relationships with our employees and is evidence that our retention tools are working. As of December 31, 2020, approximately 72.3% of our full-time equivalent workforce was female, 27.7% was male, and their average tenure was 8.3 years, an increase of 3.8% from an average tenure of 8.0 years as of December 31, 2019. Employee engagement fuels our culture and annually we partner with Gallup to conduct an employee engagement survey. We continue to see great participation with approximately 95% of our employees responding to the survey. Through this feedback, we consider our employee relations to be favorable.

COVID-19 Response
The Company has taken significant measures to ensure the health and safety of our employees during the global pandemic. Since the onset of COVID-19 in March of 2020, we have offered our employees Special Condition Time Off allowing time-off without utilizing Paid Time Off, or PTO, hours, giving them a chance to focus on their health and the health of their families. Over 212,850 hours of Special Condition Time Off were used by our employees in 2020. Additionally, over 70% of our employees had access to work-from-home accommodations and we encouraged alternative work arrangements as appropriate.
The Bank’s insurance covered the cost of COVID-19 testing for employees. For our employees whose duties could not be completed from home, we provided personal protective equipment and communicated safety protocols and expectations frequently. We also provided temperature screening in locations with greater than 50 employees, along with safety protocols (social distancing, mask requirements, exposure and illness notification, and stay-home procedures) to reduce the risk of exposure in the workplace.
To help manage fatigue, we provided employee assistance program resources along with weekly guided meditation sessions.
Website Access to SEC Filings
The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com, by clicking through the “SEC Filings” tab found there, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.
Item 1A. Risk Factors
Like other financial institutions and bank holding companies, the success of our business is subject to a number of risks and uncertainties, many of which are outside our control. The material risks and uncertainties of which we are currently aware are set forth below under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, if any of the events or circumstances described below actually occur, our business, financial condition, results of operations, and prospects could be harmed. These risks are not the only ones we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations, and prospects. You should consider carefully the following important factors in evaluating us and our business before you make an investment decision about our securities.
Regulatory and Compliance Risks
New governmental regulations and/or changes in existing governmental regulations could have a material, adverse effect on the Company.
The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the DIF, and the banking system as a whole. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years in response, we believe, to the financial crisis as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. The Company expects its business will remain subject to extensive regulation and supervision.

Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary, and other laws and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied.
The results of the 2020 elections have produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department as well as the state level where gubernatorial and legislative elections have resulted in changes may lead to change in state regulatory agencies. With few exceptions, the heads of agencies and departments will change at the federal level in 2021, pending Senate confirmation, and may also change at the state level. These changes could impact the rulemaking, supervision, examination and enforcement priorities, and policies of the agencies. We continue to assess the potential impact this may have on financial and economic markets and on our business. The nature, timing, and economic and political effects of potential future changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. It is unclear what additional laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and in the various jurisdictions in which we operate. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States and by tax authorities in all the jurisdictions in which we conduct business operations. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes or apply existing laws and regulations more broadly, which could result in a significant increase in liabilities for taxes and interest in excess of accrued liabilities.
New tax legislative initiatives, including increases in the corporate tax rate, may be enacted, impacting our effective tax rate at the federal and state level and potentially adversely affecting our tax positions or tax liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
We may be subject to more stringent capital requirements in the future, the impact of which could have a material risk on our operations.
Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, in July 2013, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us by adopting “Basel III” regulatory capital reforms and other changes required by the Dodd-Frank Act.
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

Our total assets exceed $10 billion, which subjects us to heightened regulatory requirements that could negatively impact our results of operations.
As of December 31, 2020, we had consolidated total assets of $17.6 billion. This means the Company is subject to various additional requirements on bank holding companies with $10 billion or more total assets, as imposed by the Dodd-Frank Act and its implementing regulations, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements, limitations on the amount of interchange fees we may charge for debit and credit card transactions, and a more frequent and enhanced regulatory examination regime. In addition, for compliance in certain areas such as consumer financial protection laws and regulations, the Bank, with $10 billion or more in total assets, is primarily examined by the CFPB, with the Federal Reserve maintaining supervision over some consumer-related regulations. The Bank previously was examined by the Federal Reserve for compliance with consumer protection laws. The CFPB is a relatively new federal agency with evolving regulations and practices, causing some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution, and attorney's fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, client rescission rights, and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue, and could otherwise materially and adversely affect our business, financial condition, and results of operations.
Changes in accounting standards could materially negatively impact our financial statements.
From time-to-time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, the FASB issued amendments to its guidance on the credit impairment of financial instruments. The amendments were effective for fiscal year 2020, which introduced a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. As a result of the amendments, we increased our allowance for credit losses, which had a significant impact on our results of operations.
Any failure to comply with laws and regulations, including the Community Reinvestment Act (CRA) and fair lending laws, could lead to material penalties.
We must comply with the CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations that impose non-discriminatory lending and other requirements on financial institutions. A failure to comply with these laws could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion. In addition to actions by the U.S. Department of Justice and other federal agencies, including the Federal Reserve and CFPB, who are responsible for enforcing these laws, our compliance with fair lending laws could be challenged in private class action litigation. The costs of defending any such challenge and any adverse outcome arising from such a challenge could damage our reputation or could have a material adverse effect on our business, financial condition, or results of operations.
We are subject to the USA PATRIOT Act, OFAC guidelines and requirements, the BSA, and related FinCEN and FFIEC Guidelines and regulations and any failure to comply with them could result in material implications that could harm our business.
We are routinely examined by our regulators for compliance with the USA PATRIOT Act, OFAC guidelines and requirements, the BSA, and related FinCEN and FFIEC Guidelines. Failure to maintain and implement adequate programs and fully comply with all of the relevant laws or regulations could have serious legal, financial, and reputational consequences for us, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required, or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations. If any of the foregoing were to come to pass, our business, financial condition, or results of operations could be materially and adversely affected.

Credit Risks
We are subject to lending risks and risks associated with loan sector concentrations to which other companies may not be exposed, which could adversely affect the Company.
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments.
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2020, we had $5.9 billion of commercial loans, including $3.7 billion of commercial real estate loans, representing approximately 60.2% of our loans held for investment portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition, and results of operations.
In addition, as of December 31, 2020, we had $2.9 billion of agricultural, agricultural real estate, construction real estate, and residential real estate loans, representing approximately 29.6% of our total loans held for investment portfolio. Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture, livestock, and energy businesses, as well as businesses indirectly impacted by commodities prices, such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations, and prospects.
A decline in economic conditions could reduce demand for our products and services and negatively impact the credit quality of loans, which could have an adverse effect on our results of operations.
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
Additionally, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, including wars or international conflicts with respect to which the United States may or may not be directly involved in the Middle East or elsewhere in the world, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.
Deflationary pressures, while possibly lowering our operating costs, could also have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.

If we experience loan credit losses in excess of estimated amounts, our earnings could be adversely affected.
The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an allowance for credit losses based upon, among other things, historical experience, delinquency trends, economic conditions, and regular reviews of loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an allowance for credit losses. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate, or if banking authorities or regulations require us to increase the allowance for credit losses, our net income may be adversely affected. As a result, an increase in credit losses could have a material adverse effect on our earnings, financial condition, results of operations, and prospects.
The soundness of other financial institutions could adversely affect the Company.
Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties. For example, we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to increased credit risk in the event of default of a counterparty or client.
We may be adversely affected by declining oil and gas prices, and declining demand for coal could negatively impact the demand and credit quality of loans.
Oil and gas drilling and production in and adjacent to our footprint have been important contributors to our region’s economic growth. As of December 31, 2020, our direct exposure to the oil and gas industry was approximately $75.9 million in loan commitments, including approximately $57.3 million advanced to oil and gas service companies. As of December 31, 2020, we also had commitments to lend an additional $18.6 million to oil and gas borrowers. These borrowers may be significantly affected by volatility in oil and gas prices and declines in the level of drilling and production activity. A prolonged period of low oil and gas prices or other events that result in a decline in drilling activity could have a negative impact on the economies of our market areas and on our clients. As of December 31, 2020, 19.7% of our outstanding oil and gas loans were criticized.
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
Liquidity Risks
We are subject to liquidity risks which could impair our cash flows and adversely affect the Company.
Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and repay deposit liabilities as they become due or are demanded by clients. Potential alternative sources of liquidity include federal funds purchased and securities sold under repurchase agreements. We maintain a portfolio of investment securities and hold overnight funds that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities, and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.

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
Loss of deposits or a change in deposit mix could increase the Company’s funding costs and negatively affect the Company’s operations.
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
Market Risks
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
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets, and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. For example, rising interest rates could adversely affect our mortgage banking business because higher interest rates could cause clients to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result in an increase in non-performing loans. Additionally, rising interest rates may increase the cost of our deposits, which are a primary source of funding. Any substantial, unexpected, or prolonged change in market interest rates could have a material, adverse effect on our cash flows, financial condition, and results of operations.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of December 31, 2020, 44.4% of our loans were advanced to our clients on a variable or adjustable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.

Changes to United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
Changes to United States trade policies, legislation, treaties, and tariffs, including trade policies and tariffs affecting other countries, including China, countries comprising the European Union or Middle East, Canada, and Mexico, and retaliatory tariffs by such countries, could materially harm our business. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been discussed. Such tariffs, retaliatory tariffs, or other trade restrictions on products and materials our clients import or export, including, among others, agricultural and oil and gas products, could cause the prices of our clients’ products to increase, which could reduce demand for such products, or reduce our clients’ margins, which would adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations, and financial condition could be materially and adversely impacted.
On October 1, 2018, the United States, Mexico, and Canada agreement (“USMCA”), or new trade deal, replaced the North American Free Trade Agreement. The USMCA entered into force on July 1, 2020. The full impact of the USMCA on us, our clients, and on the economic conditions in our states is currently unknown and, thus, could adversely impact our business, financial condition, and results of operations.
The Company may experience significant competition from new or existing competitors, which may reduce its client base or cause it to lower prices for its products and services in order to maintain market share.
There is intense competition among banks in the Company’s market area. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, financial technology (“fin-tech”) companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and client expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services.
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
Some of our larger competitors may have greater capital and resources than the Company, higher lending limits, and products and services not offered by us. Any potential adverse reactions to our financial condition or status in the marketplace, as compared to its competitors, could limit our ability to attract and retain clients and to compete for new business opportunities. The inability to attract and retain clients or to effectively compete for new business may have a material and adverse effect on our financial condition and results of operations.
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

Many of our loans held for investment and our obligations for borrowed money are priced based on variable interest rates tied to the London Inter-Bank Offered Rate, or LIBOR, which may no longer be available, or may become unreliable, as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes as of December 31, 2021.
LIBOR has been used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which means the continuation of LIBOR cannot be guaranteed after 2021. In November 2020, however, the administrator of LIBOR announced it will consult on its intention to extend until June 30, 2023, the publication of the U.S. dollar LIBOR offered rates other than the one week and two month U.S. dollar LIBOR offered rates. Regardless, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency, because of concerns associated with consumer protection, litigation and reputational risks that could in turn create safety and soundness risks, have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practical and in any event by the end of the year. The potential cessation of or practical inability to use LIBOR quotes or the future unavailability or unreliability of LIBOR creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated and become accepted, our variable-rate loans, funding, and derivative obligations that specify the use of a LIBOR index would no longer be able to adjust as anticipated. This could adversely affect our asset and liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also disrupt the capital and credit markets as a result of confusion or uncertainty.
The Federal Reserve has sponsored the Alternative Reference Rates Committee, or ARRC, which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might cease publication. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate, or SOFR. ARRC has recommended SOFR as the alternative to LIBOR and published fallback interest rate consultations for public comment as well as a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate benchmarks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our clients, our future results of operations, or financial condition.
The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and may be subject to disputes or litigation with our borrowers over the appropriateness or comparability of the replacement reference rates to LIBOR. The replacement reference rates could also result in a reduction of our interest income. We may also receive inquiries and other actions from regulators in respect to the Company’ preparation and readiness for the replacement of LIBOR with alternative reference rates.
Operational Risks
Our Company faces cyber-security risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial-of-service attacks, hacking, malware, terrorist activities, or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses, malware, ransomware, cyber-attacks, and other means. Denial-of-service attacks have been launched against a number of large financial services institutions, primarily resulting in inconvenience. Future ransomware and cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm to the Company and the Bank.

The hardware and software we purchase from suppliers to facilitate financial services and perform company operations are also at risk of having embedded malware, viruses, and other methods intended to develop unauthorized access to confidential information. These types of attacks, known as “supply-chain attacks”, have become more prevalent and are creating additional risks through the solutions and tools upon which we rely. While we have a third-party risk management program to oversee our vendors and procurement, our ability to successfully mitigate these risks that occur in the hardware and software of these vendors is limited. To the extent we experience supply-chain attacks, our business and reputation could be materially adversely affected.
In addition, we provide our clients with the ability to bank remotely, including online, through their mobile device, and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, malware, phishing schemes, and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against threats, or to alleviate problems caused by security breaches or malicious software. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches, and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities.
Despite efforts to ensure the integrity of our systems, cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks, nor may we be able to implement guaranteed preventive measures against such security breaches. The techniques used by cyber criminals change frequently, may not be recognized until launched or later, and can originate from a wide variety of sources, including outside groups such as external service providers. These risks may increase in the future as we continue to increase our mobile payment and other internet-based product offerings and expand our internal usage of web-based products and applications. Further, targeted social engineering attacks may be sophisticated and difficult to prevent and our employees, clients, or other users of our systems may be fraudulently induced to disclose sensitive information, allowing cyber criminals to gain access to our systems or data of our clients.
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
Privacy, information security, and data protection laws, rules, and regulations could affect or limit how we collect and use personal information, increase our costs, and adversely affect our business opportunities.
We are subject to various privacy, information security, and data protection laws, including: (i) certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requirements for certain disclosures to clients about our information collection, sharing, and security practices and that afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requirements that we develop, implement, and maintain a written information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) affecting client or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions, or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
Our goodwill may become impaired, which may adversely impact our results of operations and financial condition.
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2020, we had goodwill of $621.6 million, or 31.7% of our total stockholders’ equity.

We may invest in Collateralized Loan Obligations (CLO) securities or CLO warehouse financing structures, which may expose us to losses in connection with such investments.
We may invest in certain CLO subordinated notes or preference shares or other CLO securities. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares, or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral.
In addition we may invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. A decline in market value may negatively impact the value of our CLOs and therefore negatively impact our financial condition and results of operations.
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
Our reputation is very important to our ability to maintain, attract and retain client relationships and if our reputation were impaired it, could have an adverse effect on the Company.
Our clients expect us to deliver personalized financial services with the highest standards of performance, professionalism, compliance, and ethics. Damage to our reputation could undermine retention of our current clients and our ability to attract potential clients while also impairing the confidence of our counterparties and vendors, the result of which affects our ability to effect transactions. Maintaining our reputation depends, in part, on our ability to identify and address issues that may arise such as potential conflicts of interest, anti-money laundering, fair lending issues, client personal information and privacy issues, cyber-security, employee, client and other third-party fraud, record-keeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. To maintain our reputation, we also must prevent third parties from infringing on the “First Interstate Bank” brand and associated trademarks and our other intellectual property. Our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, reported in the news, or posted in other parts of the internet. Defending of our reputation, trademarks, and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

We are dependent upon the services of our management team and directors and if the services of any of them were to become unavailable, it could have an adverse effect on the Company.
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
We may not be able to attract and retain qualified employees to operate our business effectively, which could have an adverse effect on our business.
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
If our systems of internal operating controls were to become ineffective, our financial information could be negatively impacted.
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

We may not effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which could negatively impact our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology enables financial institutions to better serve clients and perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy clients’ demands for convenience, as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material, adverse impact on our business and, in turn, on our financial condition, results of operations, and prospects.
Strategic Risks
If we are not able to execute on our intended expansion plans, our business, reputation, and results of operations could be materially, adversely affected.
Our current plans for organic growth and growth through merger and acquisition opportunities in our core and other markets may be adversely affected by a number of factors, including competition from other banking and financial institutions, many of which have resources significantly greater than ours, and a decline in the number of attractive financial institution acquisition targets headquartered in our geographic markets. This competition, especially as the number of acquisition targets decreases, could, for example, increase acquisition purchase prices in our targeted areas for growth, which could reduce our potential returns on successfully completed acquisitions or otherwise make such acquisitions too expensive to be attractive to consummate.
Furthermore, as a regulated financial institution, our ability to pursue or complete attractive acquisitions or de novo or other expansion opportunities could be negatively impacted by regulatory approval issues, including delays in obtaining required approvals or an inability to obtain required regulatory approvals on terms deemed reasonable to us or at all. In considering whether to approve or deny our expansion proposals, government regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to consumer protection laws and CRA obligations, and levels of goodwill and intangibles. They also must consider, from time-to-time, regulatory initiatives designed to limit systemic risk that may have the effect of limiting our desired expansion. If our regulators are not satisfied with one or more of the foregoing financial metrics, or regulatory initiatives turn out to be unexpected impediments to growth, our expansion opportunities could be delayed or diminished, all to the detriment of our financial results.
Difficulties in combining the operations of acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships may prevent us from achieving the expected benefits from these acquisitions, investments, or relationships.
Acquisitions of other companies or of financial assets and related deposits and other liabilities present risks and uncertainties to us based in part on the nature of the business or assets and liabilities acquired. For example, if an acquisition includes loan portfolios, the extent of credit losses following completion of the acquisition could adversely affect our combined results of operations. Similarly, if an acquisition includes deposits, the extent of deposit attrition after closing could adversely affect our combined results of operations. Acquisitions of banking companies typically include both loans and deposits, and the extent of any post-closing credit losses and deposit attrition could be affected by a number of factors, including the state of the economy following the acquisition and the geographic area or markets in which the target operates. If the markets were to react negatively to the announcement of the acquisition, or if the economy were to suffer or enter into a recession following an acquisition, we may not timely, or at all, achieve the expected benefits of an acquisition and our business and the value of our Class A common stock could be harmed.

Acquisitions of other companies or of financial assets and related deposits and other liabilities also present risks and uncertainties to us in addition to those presented by the nature of the business acquired. These risks include unanticipated costs incurred in connection with the integration of the acquired business. For example, the total cost and time required to complete the integration successfully could be greater than estimated and result in higher acquisition costs than expected or a loss of market opportunity due to any such delay. Furthermore, the results of litigation or governmental investigations that may have been pending at the time of an acquisition, or may be filed or commenced thereafter, as a result of an acquisition or otherwise, may be materially underestimated and harm our operating results more than originally anticipated. On the other hand, some or all of the anticipated benefits of a particular acquisition, such as cost savings from synergies or strategic gains from being able to offer product sets to a broader potential client base, may not be realized. It can take longer or require greater resources than originally expected to achieve any of such benefits. It also may prove impossible to achieve them at all or in their entirety as a result of unexpected factors or events. As a result, any acquisition could ultimately prove dilutive to our equity and shareholders’ earnings per share, thereby adversely affecting our financial condition and results of operations.
Acquisitions may also result in business disruptions that could cause clients to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could also result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures, and policies that could adversely affect our ability to maintain relationships with clients and employees. The loss of key employees in connection with an acquisition could also adversely affect our ability to successfully conduct our business. Acquisition and integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of the acquired branches may adversely affect our existing profitability, and we may not be able to achieve results in the future similar to those achieved by the existing banking business or manage growth resulting from the acquisition effectively, any of which could harm our business and reputation.
In addition to post-acquisition integration related risks, inherent uncertainties exist when assessing or integrating the operations of another business into which we may make an investment or with which we may enter into a commercial relationship. We may not be able to fully achieve the strategic objectives and planned operating efficiencies relevant to an investment or strategic relationship. In addition, the markets and industries in which we and the potential investment targets operate are highly competitive. Investment targets and commercial contract counterparties may lose clients or customers or otherwise perform poorly or unprofitably, or in the case of a strategic relationship, cause us to lose clients or perform poorly or unprofitably. Future investment activities and efforts to monitor or reap the benefits of a new strategic relationship may require us to devote substantial time and resources and may cause these investments and relationships to be unprofitable or cause us to be unable to pursue other business opportunities, any of which could harm our business.
Common Stock Risks
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
Due to the combined voting power of the members of the Scott family, we qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a “controlled company,” we are exempt from certain NASDAQ corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors; and
•director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process.
Our compensation and governance and nominating committees may not consist entirely of independent directors. As long as we choose to rely on these exemptions from NASDAQ Marketplace Rules, stockholders and other interested parties should be aware, therefore, that decisions concerning executive compensation and director nominations may not be determined solely by the Board’s independent directors and may be adverse to their particular interests.

Volatility in the price and volume of our Class A common stock may be unfavorable.
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
At times, the stock markets, including the NASDAQ Stock Market on which our Class A common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Further, because our Class B common stock is convertible on a share-for-share basis into Class A common stock and the share price of our Class B common stock is based upon the share price of our Class A common stock, our Class B common stock price is similarly impacted by the factors affecting our Class A common stock.
In addition, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
“Anti-takeover” provisions and the regulations to which we are subject may also make it more difficult for a third party to acquire control of us, even if the change in control could be deemed beneficial to stockholders.
We are a financial and bank holding company incorporated in the State of Montana. Anti-takeover provisions in Montana law and our articles of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of our Class A common stock. These provisions could adversely affect the market price of our Class A common stock and could reduce the amount stockholders might receive if we are sold.
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
Holders of the Class B common stock have voting control of the Company and are able to determine virtually all matters submitted to stockholders, including potential change in control transactions, and our dual class common stock structure may put downward pressure on the price per share of our Class A common stock.
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
In addition, because these holders have the ability to elect all of our directors, they are able to control our policies and operations, including the appointment of management, the payments of dividends on our common stock, and entering into extraordinary transactions; their interests may not in all cases be aligned with the interests of all stockholders. For example, members of the Scott family have adopted a charter with the intended purpose of reaching a voluntarily consensus on issues considered by the family to be important, and their interests may diverge from the interests of other stockholders. The Scott family members have also entered into a stockholder agreement giving family members a right of first refusal to purchase shares of Class B common stock that are intended to be sold or transferred, subject to certain exceptions, by other family members. This agreement may have the effect of continuing ownership of the Class B common stock and control within the Scott family. This concentrated control limits stockholders’ ability to influence corporate matters. As a result, the market price of our Class A common stock could be adversely affected.
In addition, we cannot predict whether our dual class common stock structure, combined with the concentrated control by the Scott family, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, some developers of popular indexes have announced restrictions on including companies with multiple-class voting structures in certain of their indexes. S&P Dow Jones announced that it will no longer admit companies with multiple-class voting structures to certain of its indexes. Because of our dual class common stock structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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

General Risk Factors
The COVID-19 pandemic has caused a significant global disruption which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic and the U.S. Government response to the pandemic on the global economy could adversely affect our business, results of operations, liquidity, and financial condition.
The disease caused by the novel coronavirus (also known as, and referred to herein, as “COVID-19”), which was identified as a pandemic by the World Health Organization, created a global public-health crisis that resulted in challenging economic conditions for households and businesses around the world. Since the onset of the COVID-19 pandemic, Federal, state, and local governments have responded to the COVID-19 pandemic in a variety of ways including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements). Although many of the restrictions have eased across the country, the pandemic has yet to show sustained signs of decline in the U.S. Some areas may re-impose closures and other restrictions due to increased rates of COVID-19 cases. The economic impact of the COVID-19 pandemic has affected a broad range of industries, including banking, travel, hospitality, and entertainment. There is increasing concern about the longer lasting impact on local businesses, as well as the travel and entertainment industries, resulting from the COVID-19 pandemic.
The Federal Reserve returned to a zero-interest rate policy in March 2020 and the U.S. government enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to businesses and households. The dramatic lowering of market interest rates in a short period of time had an adverse effect on the Company’s asset yields. The extent of these impacts will depend on future developments, including, among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the COVID-19 pandemic, new strains of the virus that causes COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted.
Our business is dependent upon the ability and willingness of our clients to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our clients, which may cause a decline in demand for our products and services and which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results. Our financial results could also be impacted by an inability of our clients to meet their loan commitments because of their losses associated with the effects of COVID-19 on their businesses, resulting in increased risk of delinquencies, defaults, foreclosures, declining collateral values, and other losses to our Bank. Moreover, current and future governmental action may temporarily require the Company to conduct business differently with respect to foreclosures, repossessions, payments, deferrals, and other client-related transactions.
Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures, and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.
In addition, our workforce has been, is, and may continue to be impacted by COVID-19. The precautions we are taking to protect the safety and well-being of our employees and clients, including temporary branch and office closures, may be inadequate, and we cannot predict the level of disruption that will occur to our employees’ ability to provide support and service to our clients. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our clients.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues, and asset values. Asset quality may deteriorate and the amount of our allowance for credit losses may not be sufficient for future credit losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is also risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines, which could impact negatively the results of our operations and financial condition.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the impact of potential new strains of the virus, and actions taken by governmental authorities and other third parties in response to the pandemic.
Our business is subject to the risks of certain global conditions, earthquakes, tsunamis, floods, fires, and other natural catastrophic events.
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tsunami, flood, fire, winter storms, or other type of natural disaster, could adversely affect our financial condition or result in a prolonged interruption of our business. We have operations and clients in the Northwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,193 square feet of office space in the building. We also own a 65,226 square foot building that houses our operations center in Billings, Montana. We provide banking services at 150 locations in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming, of which 39 properties are leased from independent third parties and 111 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Class A common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.” As December 31, 2020, we had 1,470 record shareholders, including the Wealth Management division of FIB as trustee for 529,919 shares of Class A common stock held on behalf of 641 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Class B common stock is not and will not be listed on the NASDAQ Stock Market or any other exchange. Therefore, no trading market is expected to develop in the Class B common stock.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. The Board recently approved a quarterly cash dividend amount of $0.41 per share of common stock. We currently intend to continue paying quarterly dividends; however, the Board may change or eliminate the payment of future dividends.

Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the years ended December 31, 2020, 2019, or 2018 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2020.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
October 2020	679,907	$34.95	679,700	2,320,300
November 2020	222,600	39.19	222,600	2,097,700
December 2020	135,842	39.60	135,842	1,961,858
Total	1,038,349	$36.47	1,038,142	1,961,858
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan and purchases related to our stock repurchase program.

Performance Graph
The performance graph below compares the cumulative total shareholder return on our Class A common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ index, measured on the last trading day of each year shown. The SNL U.S. Bank NASDAQ index is a comparative peer index comprised of financial companies, including banks, savings institutions, and related holding companies that perform banking-related functions, listed on the NASDAQ Stock Market. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. This graph assumes a $100 investment in our Class A common stock on December 31, 2015, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our Class A common stock.

Total Cumulative Returns
on $100 Investment Made on December 31, 2015
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
First Interstate BancSystem, Inc.
NASDAQ Composite
SNL U.S. Bank NASDAQ

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
First Interstate BancSystem, Inc.	$100.00	$150.94	$145.66	$136.55	$161.41	$166.54
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56

Item 6. Selected Consolidated Financial Data
The information previously required by Item 6 of this Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance identified financial disclosure requirements of registrants, which became effective beginning February 11, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2020, we had consolidated assets of $17.6 billion, deposits of $14.2 billion, loans held for investment of $9.8 billion, and total stockholders’ equity of $2.0 billion.
We operate 150 banking offices, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, tourism, and wholesale trade.
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions with and for individuals, businesses, municipalities, and other entities. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending and deposit services; trust, employee benefit, investment, and insurance services; mortgage loan originations, sales, and servicing; merchant and electronic banking services; and, from time-to-time, gains on sales of assets. Our principal expenses include interest expense on deposits and borrowings, operating expenses, provisions for credit losses, and income tax expense.
Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial, and land development loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan originated must meet minimum underwriting standards established in our credit policies, bankers are granted discretion within pre-approved limits in approving and pricing loans to assure that the banking offices are responsive to competitive issues and community needs in each market area. We fund our loan portfolio primarily with the core deposits from our clients, generally without utilizing brokered deposits and with minimal reliance on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see “Business—Lending Activities,” included in Part I, Item 1 of this report.
Recent Trends and Developments
Current Expected Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), and replaced the historically used incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (for example, loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

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
For additional information regarding the CECL adoption, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements—Recent Authoritative Accounting Guidance” included in Part IV, Item 15 of this report.
COVID-19
Since its emergence in Wuhan, China in December 2019, COVID-19 has spread throughout the world, significantly impacting the entire world’s economies. In many cases, COVID-19 causes severe illness and in a significant minority of cases can result in death. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide “shelter in place” orders, and restricting travel. The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy.
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law in March 2020, provided one-time payments to individuals, additional health-care funding, loans, and grants to certain businesses, temporary amendments to the Internal Revenue Code, and strengthened unemployment insurance. In addition, the Federal Reserve cut the federal funds rate, lowered the interest rate on emergency lending at the discount window, and lengthened the term of overnight loans up to 90 days. The CARES Act was later extended by the Coronavirus Response and Relief Supplemental Appropriations Act, 2021, or RELIEF Act, which was signed into law on December 27, 2020. A number of key provisions of the RELIEF Act include additional loans and grants for small businesses, one-time payments to individuals, extensions to the increased unemployment insurance, additional health-care funding, and aid for rental assistance programs, amongst other short-term relief programs. The RELIEF Act also included funding for the vaccine rollout, transportation, education, and agricultural aid.
The CARES Act (extended by the RELIEF Act) created a new guaranteed, unsecured loan program under the Small Business Administration called the Paycheck Protection Program, or the PPP, in which the Company participates. Designed to incentivize certain businesses to keep their workers on the payroll during the pandemic period, PPP loans are fully forgivable so long as the funds are used as prescribed by the program, are for a two-year or five-year term, earn interest at a rate of 1%, require no collateral or personal guarantees, and have deferred loan payments. The Company actively participated in assisting our clients with applications for resources through the program and approved approximately 11,700 applications for approximately $1.2 billion. The program ended on August 8, 2020 under the CARES Act and the RELIEF Act re-opened the program in January 2021 with $284 billion of additional funding available. The Company is actively participating in the extended program and assisting our customers with applications and as of February 19, 2021 has approved more than 3,150 applications, for approximately $296.3 million.
The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide guidance as to conditions that would constitute a short-term modification that would not meet the definition of a troubled debt restructuring. This includes the following: (i) the loan modification is made after March 1, 2020 through December 31, 2021, as extended under the RELIEF Act, (ii) the applicable loan was not more than 30 days past due as of December 31, 2019, and (iii) the modification is due to COVID-19. The Company is applying this guidance to qualifying loan modifications and, as of December 31, 2020, we had approximately 295 loans on deferrals totaling approximately $23.7 million, or 0.24% of loans held for investment. Additionally, as of December 31, 2020, the Company currently has forbearance requests granted on approximately 29 residential mortgage loans totaling $9.0 million.

On December 11, 2020, the U.S. Food and Drug Administration (the “FDA”) issued the first emergency use authorization for the Pfizer-BioNTech COVID-19 vaccine for the prevention of COVID-19 for individuals 16 years of age and older. On December 18, 2020, the FDA issued a second emergency use authorization for the Moderna COVID-19 vaccine. On February 4, 2021, Johnson & Johnson submitted an application for emergency use authorization for their single-shot vaccine with other companies expected to follow. Distribution of the vaccines has commenced, initially with front-line health-care workers receiving vaccinations to be followed by individuals deemed at high-risk of contracting COVID-19 or for severe illness from COVID-19. During the initial phases of the vaccine distribution, vaccine shortages and delays have been caused by high demand outstripping supply and challenging distribution logistics. With vaccine production ramping up and improvements to distribution logistics, experts estimate that the vaccines will be available to the general public by late spring/early summer of 2021.
On February 3, 2021, the US House of Representatives approved an additional COVID-19 relief package but it has not yet been signed into law.
The COVID-19 pandemic triggered a period of material global economic slowdown and recent trends suggest that, while the ongoing recovery is progressing, with the pace impacted by changing rates of positive diagnoses and additional measures by U.S. and local governments to manage developments. Management continues to actively work to minimize the current and future impact of this unprecedented situation, making adjustments to operations where appropriate or necessary to try and minimize the impact of COVID-19. As of January 31, 2021, a significant number of Company employees continue to work remotely and the Company has not yet established a timetable for the full work force to return to our facilities. This has not, however, caused a significant disruption to the Company operations. The extent to which COVID-19 impacts the Company’s financial results remains fluid and will continue to depend on a number of things, including the extent of the spread of the virus, the rate of infection, possible resurgence of the virus, the emergence of new strains of variants of the virus, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, including the development and availability of vaccines and therapeutics and the prevalence of adoption barriers or resistance to them, the impact of control measures such as states of emergency, mandatory quarantines, and required business and school closures, the effect on international trade of any measures taken to combat the virus, including the reinstitution of travel restrictions, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, and other factors.
Management continues to monitor the impact of COVID-19 on the Company’s financial results. The COVID-19 pandemic has affected modestly our operations and has had varying degrees of disruptions and restrictions to our borrowers and to our borrowers’ supply chains, closures of some facilities, and decreases in demand for certain products and services. The United States has signaled that the scope, duration, and severity of the pandemic is not yet fully known. As a result, there continues to be uncertainty as to the long-term effect on the economy and the Company.
Acquisitions
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis. For additional information regarding our recent acquisitions, see “Risk Factors” included in Part I, Item 1A and “Notes to Consolidated Financial Statements — Acquisitions” included in Part IV, Item 15 of this report.
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

Results of Operations
Principal tools we use in managing and evaluating our results of operations include tracking performance as measured by certain metrics including return on average equity, return on average assets, efficiency ratio, non-interest expense as a percent of total average assets, earnings per share, total shareholder return, net interest income, non-interest income, non-interest expense, and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits and indebtedness, also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help support earning assets.
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
Financial Condition
We manage and evaluate our financial condition by focusing on liquidity, the diversification and quality of our loans, the adequacy of our allowance for credit losses, the diversification and terms of our deposits and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans held for investment to deposits, and any reliance on brokered certificates of deposit or other wholesale funding sources.
We seek to maintain a diverse and high-quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of loans held for investment and OREO, and loan charge-offs as a percentage of average loans. We maintain our allowance for credit losses based on an estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a one-year forecast period at each balance sheet date, and we evaluate the level of our allowance for credit losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
We seek to fund our assets primarily using core client deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest-bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $100,000) to our total deposits, and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities, and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that creates an allowance for credit losses expected over the life of loans at each balance sheet date which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Increases in the allowance are recorded through net income as a provision for credit loss expense. Decreases in the allowance are recorded through net income as a reversal of provision for credit loss expense. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries recorded in the valuation account do not exceed the aggregate of loan amounts previously charged-off and loans expected to be charged-off. The allowance for credit losses represents management’s estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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
For loans acquired in a business combination with no significant evidence of credit deterioration since origination, the Company estimates an allowance for credit losses of the loans determined using the same methodology as other loans held for investment.
The allowance for credit losses is maintained at an amount we believe to be sufficient to provide for estimated losses expected over the life of the loans at each balance sheet date resulting from management’s assessment of the quantitative and qualitative factors utilized to determine the allowance for credit losses. Management monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Changes in the estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations.
As of January 1, 2020, the Company’s accounting policies changed significantly to comply with the adoption of ASC 326. Consistent with the transition guidance within ASC 326, prior years were not restated. Prior to January 1, 2020, general allowances and nonspecific allowances were based on incurred credit losses as described in our 2019 Form 10-K. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for credit losses and our policy pertaining to acquired loans. See “Notes to Consolidated Financial Statements—Loans” for a discussion on the factors driving changes in the amount of the allowance for credit losses. See also Part I, Item 1A, “Risk Factors—Credit Risks.”

Goodwill
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.
Our annual goodwill impairment test is performed each year as of July 1st. The Company performed its 2020 annual goodwill impairment qualitative assessment and determined the Company’s goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.
For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors—Operational Risks,” included in Part I, Item 1A of this report.
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
Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with ASC Topic 326-20 “Financial instruments - credit losses.” Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value, or amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method in accordance with ASC 310-10. Subsequent changes to the allowance for credit losses are recorded through provision for credit loss expense using the same methodology as other loans held for investment.
For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” “Notes to Consolidated Financial Statements—Acquisitions,” and “Notes to Consolidated Financial Statements—Loans Held for Investment,” included in Part IV, Item 15 of this report.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2020 to December 31, 2019 and the years ended December 31, 2019 to December 31, 2018.

Performance Ratios
As of or for the year ended December 31,	2020	2019	2018
Return on average assets	1.00%	1.28%	1.27%
Return on average common stockholders’ equity	8.12	9.53	10.50
Efficiency ratio (1)	57.61	59.19	61.00
Common stock dividend payout ratio (2)	79.05	43.66	40.43
(1)Our efficiency ratio definition conforms with the FDIC definition for all periods presented as non-interest expense less amortization of intangible assets divided by net interest income plus non-interest income.
(2)Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.

Net Interest Income
Net interest income, the largest source of our operating income, is derived from interest, dividends, and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates, and changes in the composition of interest earning assets and interest-bearing liabilities.
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

The following table presents, for the periods indicated, condensed average balance sheet information using daily average balances, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields, and Rates
	Year Ended December 31,
	2020			2019			2018
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,825.0	$454.7	4.63%	$8,879.1	$472.2	5.32%	$7,985.0	$405.9	5.08%
Investment securities (2)	3,303.0	66.8	2.02	2,723.8	65.0	2.39	2,639.4	58.4	2.21
Interest bearing deposits in banks	1,255.2	4.1	0.33	843.6	18.8	2.23	573.6	11.3	1.97
Federal funds sold	0.1	—	—	0.8	—	—	11.1	—	—
Total interest earnings assets	14,383.3	525.6	3.65	12,447.3	556.0	4.47	11,209.1	475.6	4.24
Non-earning assets	1,726.0			1,720.3			1,405.6
Total assets	$16,109.3			$14,167.6			$12,614.7
Interest-bearing liabilities:
Demand deposits	$3,631.1	$2.2	0.06%	$3,033.5	$8.6	0.28%	$2,882.8	$8.1	0.28%
Savings deposits	3,968.7	2.4	0.06	3,463.4	18.4	0.53	3,166.7	12.5	0.39
Time deposits	1,225.2	13.5	1.10	1,478.9	22.3	1.51	1,199.5	12.0	1.00
Repurchase agreements	765.8	0.9	0.12	677.3	3.9	0.58	642.8	2.7	0.42
Other borrowed funds	—	—	—	—	—	—	1.7	0.2	11.76
Long-term debt	76.1	4.6	6.04	15.2	1.3	8.55	17.6	1.3	7.39
Subordinated debentures held by subsidiary trusts	86.9	3.0	3.45	86.9	4.5	5.18	84.1	4.1	4.88
Total interest-bearing liabilities	9,753.8	26.6	0.27	8,755.2	59.0	0.67	7,995.2	40.9	0.51
Non-interest-bearing deposits	4,158.8			3,327.5			2,984.3
Other non-interest-bearing liabilities	211.5			185.9			109.4
Stockholders’ equity	1,985.2			1,899.0			1,525.8
Total liabilities and stockholders’ equity	$16,109.3			$14,167.6			$12,614.7
Net FTE interest income		$499.0			$497.0			$434.7
Less FTE adjustments (2)		(2.0)			(2.0)			(2.2)
Net interest income from consolidated statements of income		$497.0			$495.0			$432.5
Interest rate spread			3.38%			3.80%			3.73%
Net FTE interest margin (3)			3.47			3.99			3.88
Cost of funds, including non-interest- bearing demand deposits (4)			0.19			0.49			0.37
(1)Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $32.5 million, $3.9 million, and $3.4 million during 2020, 2019, and 2018, respectively.
(2)Interest income and average rates for tax exempt loans and securities are presented on a fully taxable equivalent, or FTE, basis utilizing the 21% federal income tax rate.
(3)Net FTE interest margin during the period equals (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.
(4)Calculated by dividing total interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.

Net FTE interest income increased $2.0 million to $499.0 million during 2020, as compared to $497.0 million in 2019. The increase is primarily attributable to lower cost of funds on interest-bearing deposit balances, which was partially offset by interest on higher long-term debt balances, as a result of the subordinated debt offering in May 2020, and lower levels of interest earned on earning assets as a result of lower interest rates. Also contributing to net FTE interest income during 2020, as compared to 2019, was interest accretion related to the fair value of acquired loans of $13.1 million during 2020 as compared to $18.4 million in 2019, of which $5.2 million was the result of early loan payoffs during 2020, as compared to $8.0 million in 2019. Net FTE interest income was also impacted by recoveries of previously charged-off interest of $0.4 million in 2020, as compared to $3.1 million in 2019. The Company’s net interest margin ratio decreased 52 basis points to 3.47% during 2020, as compared to 3.99% in 2019. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2020 net interest margin ratio decreased 44 basis points over our similarly calculated net interest margin ratio in 2019.
Net FTE interest income increased $62.3 million to $497.0 million during 2019, as compared to $434.7 million in 2018, primarily due to higher outstanding loan balances as a result of the full year impact of the Inland Northwest Bank (“INB”) acquisition, the Idaho Independent Bank (“IIBK”) and Community 1st Bank (“CMYF”) acquisitions, and organic loan growth, combined with increases in yields earned on interest earning assets, which were partially offset by a higher cost of funds. Also contributing to the increase in net FTE interest income during 2019, as compared to 2018, was interest accretion related to the fair value of acquired loans of $18.4 million during 2019 as compared to $13.7 million in 2018, of which $8.0 million was the result of early loan payoffs during 2019 as compared to $5.9 million in 2018. Net FTE interest income was also positively impacted by recoveries of previously charged-off interest of $3.1 million in 2019, as compared to $4.0 million in 2018. The Company’s net interest margin ratio increased 11 basis points to 3.99% during 2019, as compared to 3.88% in 2018. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2019 net interest margin ratio increased 10 basis points over our similarly calculated net interest margin ratio in 2018.
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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2020 compared with December 31, 2019			Year Ended December 31, 2019 compared with December 31, 2018			Year Ended December 31, 2018 compared with December 31, 2017
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$50.3	$(67.8)	$(17.5)	$45.4	$20.9	$66.3	$64.2	$14.3	$78.5
Investment Securities (1)	13.8	(12.0)	1.8	1.9	4.7	6.6	4.4	6.4	10.8
Interest bearing deposits in banks	9.2	(23.9)	(14.7)	5.3	2.2	7.5	(0.7)	4.9	4.2
Total change	73.3	(103.7)	(30.4)	52.6	27.8	80.4	67.9	25.6	93.5
Interest bearing liabilities:
Demand deposits	1.7	(8.1)	(6.4)	0.4	0.1	0.5	0.7	1.9	2.6
Savings deposits	2.7	(18.7)	(16.0)	1.2	4.7	5.9	1.2	3.6	4.8
Time deposits	(3.8)	(5.0)	(8.8)	2.8	7.5	10.3	0.6	3.2	3.8
Repurchase agreements	0.5	(3.5)	(3.0)	0.1	1.1	1.2	0.1	1.3	1.4
Other borrowed funds	—	—	—	(0.2)	—	(0.2)	(1.4)	0.1	(1.3)
Long-term debt	5.2	(1.9)	3.3	(0.2)	0.2	—	0.7	—	0.7
Subordinated debentures held by subsidiary trusts	—	(1.5)	(1.5)	0.1	0.3	0.4	0.1	0.9	1.0
Total change	6.3	(38.7)	(32.4)	4.2	13.9	18.1	2.0	11.0	13.0
Increase in FTE net interest income (1)	$67.0	$(65.0)	$2.0	$48.4	$13.9	$62.3	$65.9	$14.6	$80.5
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Credit Losses
Effective January 1, 2020, the Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments, which replaced the historically used incurred loss methodology with an expected loss methodology and is referred to as the current expected credit loss (CECL) accounting standard. Upon adoption, the Company recorded an increase in the allowance for credit losses on loans of $30.0 million and an increase in the allowance for credit losses on off-balance sheet credit exposures of $2.3 million that was offset in shareholders’ equity and deferred taxes. Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment portfolio. During 2020, we recorded a provision for credit losses of $56.9 million, as compared to $13.9 million in 2019, with the difference largely attributable to the adoption of CECL and which reflects an increase in expected losses over the life of the loans held for investment portfolios associated with significant changes in the Company’s internal economic forecast as a result of COVID-19, including uncertainty regarding the benefits of government stimulus programs. The provision for credit losses is reflective of net charge-offs of $14.2 million, or 0.14% of average loans outstanding, for 2020, compared to $13.9 million, or 0.16% of average loans outstanding in 2019.
For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our allowance for credit losses, see “Financial Condition—Allowance for Credit Losses” included herein.
Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest Income	Year Ended December 31,			% Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Payment services revenues	$41.1	$41.5	$43.3	(1.0)%	(4.2)%
Mortgage banking revenues*	47.3	33.2	29.7	42.5	11.8
Wealth management revenues	23.8	23.8	23.2	—	2.6
Service charges on deposit accounts	17.6	21.1	21.8	(16.6)	(3.2)
Other service charges, commissions, and fees*	12.1	7.0	5.8	72.9	20.7
Investment securities gains (losses), net	0.3	0.1	(0.1)	200.0	(200.0)
Other income	14.5	15.9	15.1	(8.8)	5.3
Total non-interest income*	$156.7	$142.6	$138.8	9.9	2.7
* Certain reclassifications, none of which were material, have been made to conform 2019 and 2018 amounts to the 2020 presentation.
Non-interest income increased $14.1 million, or 9.9%, to $156.7 million in 2020, as compared to $142.6 million in 2019, and increased $3.8 million, or 2.7%, to $142.6 million in 2019 as compared to $138.8 million in 2018. Significant components of these fluctuations are discussed below.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale and gains on residential real estate loans sold to third parties. Fluctuations in market interest rates have a significant impact on mortgage banking revenues. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Mortgage banking revenues increased $14.1 million, or 42.5%, to $47.3 million in 2020, as compared to $33.2 million in 2019. The increase was primarily driven by increased mortgage loan production due to higher levels of refinance activity as a result of the favorable interest rate environment. The increase was partially offset by mortgage servicing impairments related to projected increases in mortgage prepayment rates due to the favorable interest rate environment of $9.9 million in 2020 and $0.4 million in 2019. Loans originated for home purchases accounted for approximately 42.7% of 2020 loan production, as compared to approximately 68.2% in 2019.
Mortgage banking revenues increased $3.5 million, or 11.8%, to $33.2 million in 2019, as compared to $29.7 million in 2018. The increase is primarily attributable to increased demand in the refinance market as a result of lower interest rates. Loans originated for home purchases accounted for approximately 68.2% of 2019 loan production, as compared to approximately 79.3% in 2018.

Service charge fees are primarily driven by service and overdraft charges on deposit accounts. These service charges decreased $3.5 million, or 16.6%, to $17.6 million in 2020, as compared to $21.1 million in 2019 and decreased $0.7 million, or 3.2%, in 2019, as compared to $21.8 million in 2018. The decrease in 2020 is primarily due to changes in client behavior in addition to the Company waiving continuous overdraft fees and regular overdraft fees for clients receiving U.S. government stimulus checks during the second quarter of 2020.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees increased $5.1 million, or 72.9%, to $12.1 million in 2020, as compared $7.0 million in 2019 and increased $1.2 million, or 20.7%, in 2019, as compared to $5.8 million in 2018. These increases were primarily due to additional fees earned on derivative interest rate swap contracts offered to clients.
Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest Expense	Year Ended December 31,			% Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Salaries and wages	$173.7	$155.3	$146.4	11.8%	6.1%
Employee benefits	49.4	51.5	47.9	(4.1)	7.5
Outsourced technology services	32.8	32.3	28.7	1.5	12.5
Occupancy, net	28.5	28.3	25.4	0.7	11.4
Furniture and equipment	15.5	13.2	12.7	17.4	3.9
OREO expense, net of income	(0.5)	(2.2)	0.3	(77.3)	NM
Professional fees	10.9	11.6	10.5	(6.0)	10.5
FDIC insurance premiums	5.9	3.5	5.6	68.6	(37.5)
Core deposit intangibles amortization	10.9	11.2	7.9	(2.7)	41.8
Other expenses*	60.4	63.6	58.6	(5.0)	8.5
Acquisition related expenses	—	20.3	12.4	(100.0)	63.7
Total non-interest expense*	$387.5	$388.6	$356.4	(0.3)	9.0
* Certain reclassifications, none of which were material, have been made to conform 2019 and 2018 amounts to the 2020 presentation.
Non-interest expense decreased $1.1 million, or 0.3%, to $387.5 million in 2020, as compared to $388.6 million in 2019, and increased $32.2 million, or 9.0%, to $388.6 million in 2019, as compared to $356.4 million in 2018. Significant components of these increases are discussed in more detail below.
Salaries and wages expense increased $18.4 million, or 11.8%, to $173.7 million in 2020, as compared to $155.3 million in 2019. The increase was primarily due to normal merit wage increases, higher mortgage loan originator commissions, higher levels of incentive accruals, and increased personnel costs associated with the full-year impact of the IIBK and CMYF acquisitions in April 2019.
Salaries and wages expense increased $8.9 million, or 6.1%, to $155.3 million in 2019, as compared to $146.4 million in 2018. The increase was primarily due to normal merit increases and increased personnel costs associated with the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.
Employee benefits expense decreased $2.1 million, or 4.1%, to $49.4 million in 2020, as compared to $51.5 million in 2019. The decrease in employee benefits expense was primarily due to decreased health care costs, partially offset by the full-year impact of the IIBK and CMYF acquisitions in April 2019.
Employee benefits expense increased $3.6 million, or 7.5%, to $51.5 million in 2019, as compared to $47.9 million in 2018. The increase in employee benefits expense in 2019, as compared to 2018, was primarily due to additional benefit costs resulting from the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.

Outsourced technology services expense increased $0.5 million, or 1.5%, to $32.8 million in 2020, as compared to $32.3 million in 2019, and increased $3.6 million, or 12.5%, in 2019, as compared to $28.7 million in 2018. The 2019 increase was primarily due to expenses resulting from the IIBK and CMYF acquisitions in April 2019 and the full-year impact of the INB acquisition in August 2018.
Occupancy, net expense increased $0.2 million, or 0.7%, to $28.5 million in 2020, as compared to $28.3 million in 2019 and increased $2.9 million, or 11.4%, in 2019, as compared to $25.4 million in 2018. The 2019 increase was primarily due to expenses resulting from the IIBK and CMYF acquisitions in April 2019.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles amortization expense decreased $0.3 million, or 2.7%, to $10.9 million in 2020, as compared to $11.2 million in 2019, and increased $3.3 million or 41.8%, to $11.2 million in 2019, as compared to $7.9 million in 2018, due to additional amortization of core deposit intangibles recorded in conjunction with recent acquisitions. We acquired core deposit intangibles of $16.6 million in conjunction with our acquisitions of IIBK and CMYF in April 2019 and $15.7 million in conjunction with our acquisition of INB in August 2018. For additional information regarding acquired core deposit intangibles, see “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and, other losses. Other expenses decreased $3.2 million, or 5.0%, to $60.4 million in 2020, as compared to $63.6 million in 2019. The decrease in other expenses were primarily the result of lower travel expenses as a result of COVID-19 travel restrictions.
Other expenses increased $5.0 million, or 8.5%, to $63.6 million in 2019, as compared to $58.6 million in 2018. The increase in other expenses were due to the additional operating expenses resulting from the IIBK and CMYF acquisitions in April 2019 and the INB acquisition in August 2018.
We recorded no acquisition related expenses during 2020, compared to $20.3 million and $12.4 million during 2019 and 2018, respectively. Acquisition related expenses primarily include legal and professional fees; technology, conversion, and contract termination costs; employee retention payments; and travel expenses. For additional information regarding our acquisitions, see “Recent Trends and Developments” included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.
Income Tax Expense
Our effective federal tax rate was 17.5% for the year ended December 31, 2020, 18.8% for the year ended December 31, 2019, and 17.1% for the year ended December 31, 2018. Fluctuations in effective federal income tax rates are primarily due to the timing of federal tax credits resulting from our participation in the New Markets Tax Credits Program, a program through the U.S. Department of Treasury aimed at attracting private capital into low-income communities. For additional information about our participation in the New Markets Tax Credits Program, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.
State income tax applies primarily to pretax earnings generated within Idaho, Montana, Oregon, and South Dakota. Our effective state tax rate was 5.4% for the year ended December 31, 2020, 4.2% for the year ended December 31, 2019, and 5.2% for the year ended December 31, 2018.
Net Income
Net income decreased $19.8 million, or 10.9%, to $161.2 million, or $2.53 per diluted share, in 2020, compared to $181.0 million, or $2.83 per diluted share, in 2019 and increased $20.8 million, or 13.0%, to $181.0 million, or $2.83 per diluted share, in 2019, as compared to $160.2 million, or $2.75 per diluted share, in 2018. There were no acquisition related expenses in 2020. The after-tax impact of acquisition related expenses on earnings per share was $0.24 and $0.17 in 2019 and 2018, respectively.

Summary of Quarterly Results
The following tables present the Company’s summarized quarterly financial information for the fiscal years ended December 31, 2020 and 2019.

Quarterly Results (Unaudited) (Dollars in millions except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020 (1)
Interest income	$132.2	$128.8	$128.9	$133.6
Interest expense	9.1	6.3	5.9	5.2
Net interest income	123.1	122.5	123.0	128.4
Provision for loan losses	29.0	19.5	5.2	3.2
Net interest income after provision for loan losses	94.1	103.0	117.8	125.2
Non-interest income*	38.4	39.7	44.7	33.9
Non-interest expense*	95.0	95.6	99.5	97.4
Income before income taxes	37.5	47.1	63.0	61.7
Income tax expense	8.2	10.4	14.7	14.8
Net income	$29.3	$36.7	$48.3	$46.9

Basic earnings per common share	$0.45	$0.57	$0.76	$0.76
Diluted earnings per common share	0.45	0.57	0.76	0.76
Dividends paid per common share	0.34	0.34	0.34	0.38
Special dividends per common share	0.60	—	—	—

Year Ended December 31, 2019 (1)
Interest income	$130.6	$142.1	$141.3	$140.0
Interest expense	14.6	16.8	15.8	11.8
Net interest income	116.0	125.3	125.5	128.2
Provision for loan losses	3.7	3.8	2.6	3.8
Net interest income after provision for loan losses	112.3	121.5	122.9	124.4
Non-interest income*	31.7	37.6	38.2	35.1
Non-interest expense*	91.0	110.3	96.7	90.6
Income before income taxes	53.0	48.8	64.4	68.9
Income tax expense	11.4	10.9	15.3	16.5
Net income	$41.6	$37.9	$49.1	$52.4

Basic earnings per common share	$0.69	$0.59	$0.76	$0.81
Diluted earnings per common share	0.69	0.59	0.76	0.80
Dividends paid per common share	0.31	0.31	0.31	0.31
(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.
* Certain reclassifications, none of which were material, have been made to conform certain quarter amounts to the fourth quarter 2020 presentation.
Financial Condition
Total assets increased $3,004.5 million, or 20.5%, to $17,648.7 million as of December 31, 2020, from $14,644.2 million as of December 31, 2019, primarily as a result of higher deposits and the impact of PPP loans, which resulted in an increase in cash and cash equivalents of $1,200.0 million, an increase to our investment securities portfolio of $1,008.0 million, and an increase in loans held for investment of $876.8 million.
Total assets increased $1,344.0 million, or 10.1%, to $14,644.2 million as of December 31, 2019, from $13,300.2 million as of December 31, 2018, with $862.3 million of the increase attributable to the IIBK and CMYF acquisitions. The remaining increase was primarily due to the deployment of funds generated through organic deposit growth into interest earning assets.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $26.9 million, or 26.7%, to $74.0 million as of December 31, 2020, compared to $100.9 million as of December 31, 2019. The decrease was primarily due to the decision to hold additional mortgage loans originated as loans held for investment on our balance sheet.
Loans held for sale increased $67.6 million, or 203.0%, to $100.9 million as of December 31, 2019, compared to $33.3 million as of December 31, 2018. The increase was primarily due to an increase in originations of mortgage loans held for sale as a result of higher levels of refinance activity driven by lower interest rates.
Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2020	Percent	2019	Percent	2018	Percent	2017	Percent	2016	Percent
Real estate:
Commercial*	$3,743.2	38.1%	$3,487.8	39.2%	$3,247.5	38.3%	$2,809.9	37.1%	$1,714.1	31.6%
Construction	1,039.4	10.6	977.7	10.8	838.7	9.9	708.3	9.3	482.0	8.9
Residential*	1,396.3	14.2	1,246.1	14.0	1,284.3	15.2	1,261.7	16.7	910.3	16.8
Agricultural	220.6	2.2	226.6	2.5	217.4	2.6	158.2	2.1	170.2	3.1
Consumer	1,025.9	10.4	1,045.2	11.7	1,070.2	12.6	1,034.4	13.7	970.3	17.9
Commercial*	2,153.9	22.0	1,673.7	18.7	1,560.3	18.4	1,456.6	19.2	1,038.1	19.2
Agricultural	247.6	2.5	279.1	3.1	254.8	3.0	136.2	1.8	132.9	2.5
Other	1.6	—	—	—	1.6	—	4.9	0.1	1.6	—
Loans held for investment	9,828.5	100.0%	8,936.2	100.0%	8,474.8	100.0%	7,570.2	100.0%	5,419.5	100.0%
Deferred loan and fees and costs	(21.0)		(5.5)		(4.4)		(2.5)		(2.8)
Loans held for investment, net of deferred fees and costs	9,807.5		8,930.7		8,470.4		7,567.7		5,416.7
Less allowance for credit losses**	144.3		73.0		73.0		72.1		76.2
Loans held for investment, net of allowance	$9,663.2		$8,857.7		$8,397.4		$7,495.6		$5,340.5
Allowance to loans held for investment		1.47%		0.82%		0.86%		0.95%		1.41%

*In conjunction with the adoption of ASU 2016-13, the Company reclassified 2019 and prior amounts in our multi-family loan portfolio from residential real estate to commercial real estate. Additionally, the Company reclassified 2019 and prior amounts in our commercial 1-4 family and commercial home equity lines of credit from commercial real estate to commercial to conform 2019 and prior amounts to the 2020 presentation. These reclassifications did not change previously reported loans held for investment.

**Allowance for credit losses on loans (ACLL) for the 2020 period; Allowance for loan losses (ALLL) for the 2019 and prior periods.
Loans held for investment, net of deferred fees and costs, increased $876.8 million, or 9.8%, to $9,807.5 million as of December 31, 2020, from $8,930.7 million as of December 31, 2019. Approximately $739.8 million of the increase was attributable to PPP loans. Significant contributing portfolios are discussed in greater detail below.
Loans held for investment, net of deferred fees and costs, increased $460.3 million, or 5.4%, to $8,930.7 million as of December 31, 2019, as compared to $8,470.4 million as of December 31, 2018. Approximately $416.6 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, loans held for investment grew organically $43.6 million, or 0.5%, with the growth occurring in commercial real estate, construction, agricultural real estate, agricultural, and loans held for sale. These increases were partially offset by declines in residential real estate, consumer, and commercial loans.

Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 45.5% and 44.7% of our commercial real estate loans were owner occupied as of December 31, 2020 and 2019, respectively. Commercial real estate loans increased $255.4 million, or 7.3%, to $3,743.2 million as of December 31, 2020, from $3,487.8 million as of December 31, 2019. Growth primarily occurred in Idaho, Oregon, and Washington.
Commercial real estate loans increased $240.3 million, or 7.4%, to $3,487.8 million as of December 31, 2019, from $3,247.5 million as of December 31, 2018. Exclusive of $151.5 million of IIBK and CMYF acquired loans, commercial real estate loans increased organically $88.8 million, or 2.7%. Organic growth primarily occurred in Idaho and Oregon.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2020, our construction loan portfolio was divided among the following categories: approximately $250.9 million, or 24.1%, residential construction; approximately $523.5 million, or 50.4%, commercial construction; and approximately $265.0 million, or 25.5%, land acquisition and development. This compares to approximately $244.1 million, or 25.0%, residential construction; approximately $431.5 million, or 44.1%, commercial construction; and approximately $302.1 million, or 31.0%, land acquisition and development as of December 31, 2019.
Construction loans increased $61.7 million, or 6.3%, to $1,039.4 million as of December 31, 2020, from $977.7 million as of December 31, 2019. Construction loans increased due to increases in commercial and residential construction loans, which were partially offset by a decrease in land acquisition and development loans. Construction loans increased $139.0 million, or 16.6%, to $977.7 million as of December 31, 2019, from $838.7 million as of December 31, 2018. Exclusive of $100.5 million of IIBK and CMYF acquired loans, construction loans increased organically $38.5 million, or 4.6%, due to increases in commercial construction loans, which were partially offset by decreases in land acquisition and development and residential construction loans.
Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than 15 years. Included in residential real estate loans were home equity loans and lines of credit of $384.0 million and $423.5 million as of December 31, 2020 and December 31, 2019, respectively. Residential real estate loans increased $150.2 million, or 12.1%, to $1,396.3 million as of December 31, 2020, from $1,246.1 million as of December 31, 2019 as a result of our decision to hold a portion of our mortgage loans originated on our balance sheet.
Residential real estate loans decreased $38.2 million, or 3.0%, to $1,246.1 million as of December 31, 2019, from $1,284.3 million as of December 31, 2018. Exclusive of $76.0 million of IIBK and CMYF acquired loans, residential real estate loans decreased $114.2 million, or 8.9%.
During 2020 and 2019, we sold most of our residential real estate loan production to secondary investors.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 78.5% and 75.1% of our consumer loans as of December 31, 2020 and 2019, respectively, were indirect consumer loans.
Consumer loans decreased $19.3 million, or 1.8%, to $1,025.9 million as of December 31, 2020, from $1,045.2 million as of December 31, 2019. Within the consumer loan portfolio direct consumer loans decreased $28.4 million, or 15.9%, and credit card loans decreased $11.4 million, or 14.0%, partially offset by an increase in indirect consumer loans of $20.5 million, or 2.6%. Consumer loans decreased $25.0 million, or 2.3%, to $1,045.2 million as of December 31, 2019, from $1,070.2 million as of December 31, 2018. Exclusive of $14.6 million of IIBK and CMYF acquired loans, consumer loans decreased organically $39.6 million, or 3.7%, across all consumer loan categories.

Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards, and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees.
Commercial loans increased $480.2 million, or 28.7%, to $2,153.9 million as of December 31, 2020, from $1,673.7 million as of December 31, 2019. Exclusive of $739.8 million of PPP loans, commercial loans decreased $259.5 million, primarily due to paydowns within the portfolio. Commercial loans increased $113.4 million, or 7.3%, to $1,673.7 million as of December 31, 2019, from $1,560.3 million as of December 31, 2018. Exclusive of $61.4 million of IIBK and CMYF acquired loans, commercial loans increased $52.0 million.
Agricultural Loans. Our agricultural loans generally consist of short- and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment, and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans decreased $31.5 million, or 11.3%, to $247.6 million as of December 31, 2020, from $279.1 million as of December 31, 2019. The decrease occurred primarily in Montana. Agricultural loans increased $24.3 million, or 9.5%, to $279.1 million as of December 31, 2019, from $254.8 million as of December 31, 2018. Exclusive of $12.6 million of IIBK and CMYF acquired loans, agricultural loans increased organically $11.7 million, or 4.6%. The increase is primarily attributable to Oregon.
The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2020:

Maturities and Interest Rate Sensitivities (Dollars in millions)
	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total
Real estate	$1,622.4	$3,427.9	$1,053.0	$296.2	$6,399.5
Consumer	280.8	632.2	109.9	3.0	1,025.9
Commercial	1,366.4	677.0	78.7	31.8	2,153.9
Agricultural	197.9	46.3	0.4	3.0	247.6
Other	—	—	—	1.6	1.6
Loans held for investment	$3,467.5	$4,783.4	$1,242.0	$335.6	$9,828.5
Loans at fixed interest rates	$2,214.8	$2,782.3	$434.8	$27.6	$5,459.5
Loans at variable interest rates	1,252.7	2,001.1	807.2	268.5	4,329.5
Non-accrual loans	—	—	—	39.5	39.5
Loans held for investment	$3,467.5	$4,783.4	$1,242.0	$335.6	$9,828.5

Non-Performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)

As of December 31,	2020	2019	2018	2017	2016
Non-performing loans:
Non-accrual loans	$39.5	$42.9	$54.3	$69.4	$72.8
Accruing loans past due 90 days or more	8.5	5.7	3.8	3.1	3.8
Total non-performing loans	48.0	48.6	58.1	72.5	76.6
OREO	2.5	8.5	14.4	10.1	10.0
Total non-performing assets	$50.5	$57.1	$72.5	$82.6	$86.6

Troubled debt restructurings not included above (1)	$3.2	$5.5	$5.6	$12.6	$22.3

Non-accrual loans to loans held for investment	0.40%	0.48%	0.64%	0.92%	1.34%
Non-performing assets to loans held for investment and OREO (2)	0.51	0.64	0.86	1.09	1.60
Non-performing assets to total assets (3)	0.29	0.39	0.55	0.68	0.96
Allowance for credit losses to non-performing loans (4)	300.63	150.21	125.65	99.40	99.52
(1)Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance, these loans are performing as agreed under their modified terms and management expects performance to continue.
(2)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to loans held for investment and OREO would be 0.55%, 0.70%, 0.92%, 1.26% and 2.01% as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(3)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 0.30%, 0.43%, 0.59%, 0.78% and 1.20% as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(4)Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for credit losses to non-performing loans would be 281.84%, 134.91%, 114.55%, 84.72% and 77.04% as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Total non-performing loans decreased $0.6 million, or 1.2%, to $48.0 million as of December 31, 2020, from $48.6 million as of December 31, 2019. Non-accrual loans, the largest component of non-performing loans, decreased $3.4 million, or 7.9%, to $39.5 million as of December 31, 2020, from $42.9 million as of December 31, 2019.
Total non-performing loans decreased $9.5 million, or 16.4%, to $48.6 million as of December 31, 2019, from $58.1 million as of December 31, 2018. Non-accrual loans, the largest component of non-performing loans, decreased $11.4 million, or 21.0%, to $42.9 million as of December 31, 2019, from $54.3 million as of December 31, 2018. This decrease was primarily due to the movement of non-performing loans out of the portfolio through pay-downs, charge-offs, and the resolution of workout strategies in the commercial loan portfolio.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased approximately $3.4 million, to $39.5 million, as of December 31, 2020, from $42.9 million as of December 31, 2019, primarily as a result of the execution and resolution of workout strategies of non-performing loans. Accruing loans past due 90 days or more increased $2.8 million, or 49.1%, primarily due to an increase in commercial real estate and agricultural loan portfolios. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
For additional information regarding non-performing loans, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.

OREO. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties, and to conduct open houses.
OREO decreased $6.0 million, or 70.6%, to $2.5 million as of December 31, 2020, from $8.5 million as of December 31, 2019. During 2020, we recorded additions to OREO of $3.3 million, wrote down the fair value of OREO properties by $0.1 million, and sold OREO with a book value of $9.2 million. As of December 31, 2020, 69.1% of our OREO balance was related to commercial properties and 30.9% to land properties.
OREO decreased $5.9 million, or 41.0%, to $8.5 million as of December 31, 2019, from $14.4 million as of December 31, 2018. During 2019, we recorded additions to OREO of $14.1 million, acquired $2.4 million in conjunction with the IIBK acquisition, wrote down the fair value of OREO properties by $0.9 million, and sold OREO with a book value of $21.8 million. As of December 31, 2019, 25.5% of our OREO balance was related to land and land development properties, 46.8% to commercial properties, 27.0% to residential real estate properties, and 0.7% to construction properties.
The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2020	Percent	2019	Percent	2018	Percent	2017	Percent	2016	Percent
Real estate:
Commercial	$13.6	28.3%	$13.6	28.0%	$10.0	17.2%	$27.1	37.4%	$26.5	34.6%
Construction:
Land acquisition and development	0.8	1.7	1.7	3.5	3.9	6.7	3.3	4.6	5.3	6.9
Residential	1.1	2.3	—	—	1.0	1.7	1.7	2.3	0.5	0.6
Commercial	0.1	0.2	0.5	1.0	0.2	0.3	3.8	5.2	0.8	1.0
Total construction	2.0	4.2	2.2	4.5	5.1	8.7	8.8	12.1	6.6	8.5
Residential	5.1	10.6	5.7	11.7	6.8	11.8	8.6	11.8	7.1	9.3
Agricultural	6.2	12.9	5.2	10.7	12.6	21.7	3.6	5.0	4.3	5.7
Total real estate	26.9	56.1	26.7	54.9	34.5	59.4	48.1	66.3	44.5	58.1
Consumer	3.6	7.5	3.5	7.3	3.5	6.0	3.3	4.6	2.9	3.8
Commercial	13.0	27.1	16.0	32.9	17.1	29.4	20.3	28.0	26.2	34.2
Agricultural	4.5	9.4	2.4	4.9	3.0	5.2	0.8	1.1	3.0	3.9
Other	—	—	—	—	—	—	—	—	—	—
Total non-performing loans	$48.0	100.0%	$48.6	100.0%	$58.1	100.0%	$72.5	100.0%	$76.6	100.0%
Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral.

Troubled Debt Restructurings. Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower. Loan modifications typically include interest rate concessions, interest-only periods, short-term payment deferrals, and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we, for economic or legal reasons, grant a concession to the borrower that we would not otherwise consider. Those modifications deemed to be troubled debt restructurings are monitored centrally to ensure proper classification as a troubled debt restructuring and if or when the loan may be placed on accrual status.
As of December 31, 2020, we had loans renegotiated in troubled debt restructurings of $14.5 million, of which $11.3 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $3.2 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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
For additional information regarding loans modified in troubled debt restructurings, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.
Allowance for Credit Losses
The Company performs a quarterly assessment of the adequacy of its allowance for credit losses in accordance with GAAP and as modified by the adoption of CECL. The allowance for credit losses for 2020 comparative periods utilized the incurred loss methodology under historical GAAP as described in our 2019 Form 10-K. The methodology used to assess the adequacy is consistently applied to the Company’s loans held for investment portfolio. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current and forecasted economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Credit Losses” above.
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
(2)Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. The Company applies probability of default and loss given default methodologies for all portfolio segments. The Company uses a transition matrix for probability of default components of the methodology and a historical average for the loss given default components of the methodology. The probability of default and loss given default is applied to the current principal balance as of the reporting date. The transition matrix determines the probability of default by tracking the historical movement of loans between loan risk tiers over a defined period of time. Loan transitions are measured by either internal ratings or delinquency status. Those loans tracked by ratings are generally commercial purpose including agricultural, commercial, and commercial real estate. Those loans tracked by delinquency are generally consumer in nature, with the exception of multi-family and credit cards. The loss given default used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experiences from 2008 to the current period, based on a migration analysis of our historical loss experience, designed to account for credit deterioration. The model compares the most recent period losses to prior period defaults to calculate the loss given default, which is averaged over the historical observations.

(3)General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions or forecasts, and other qualitative risk factors, both internal and external to us, including the incorporation of a one-year forecast period for economic conditions.
Based on the assessment of the adequacy of the allowance for credit losses, the Company records provisions for credit losses to maintain the allowance for credit losses at appropriate levels.
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An allowance for credit loss is recorded for the life of loan expected credit losses on loans acquired without evidence of credit deterioration. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
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
Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, (4) payments on the loan are sporadic, will result in an excessive amortization, or are not consistent with the collateral held, or (5) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.
If a collateral-dependent loan is adequately collateralized, a specific valuation allowance is not recorded. As such, significant changes in collateral-dependent and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for credit losses. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for credit losses or changes in non-performing or collateral dependent loans due to timing differences among the initial identification of a collateral-dependent loan, recording of a specific valuation allowance for collateral-dependent loans, and any resulting charge-off of uncollectible principal.

The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated.
Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2020	2019	2018	2017	2016
Allowance for credit losses on loans: (1)
Beginning balance	$73.0	$73.0	$72.1	$76.2	$76.8
Initial impact of adopting ASC 326	30.0	—	—	—	—
Provision charged to operating expense (2)	55.5	13.9	8.6	11.0	10.0
Charge-offs:
Real estate
Commercial	0.4	0.2	1.9	2.3	3.5
Construction	0.5	2.0	0.7	0.8	0.7
Residential	—	1.3	1.1	1.2	1.0
Consumer	10.8	13.0	11.3	11.3	8.6
Commercial	9.1	6.6	4.7	6.8	5.8
Agricultural	0.1	0.5	—	0.4	0.2
Total charge-offs	20.9	23.6	19.7	22.8	19.8
Recoveries:
Real estate
Commercial	0.3	0.5	1.9	0.9	0.5
Construction	0.4	1.3	0.9	0.2	1.8
Residential	0.4	0.9	0.9	0.3	0.3
Agricultural	—	—	—	—	0.6
Consumer	3.9	3.6	4.5	4.2	2.8
Commercial	1.7	3.4	3.6	2.1	3.2
Agricultural	—	—	0.2	—	—
Total recoveries	6.7	9.7	12.0	7.7	9.2
Net charge-offs	14.2	13.9	7.7	15.1	10.6
Ending balance	$144.3	$73.0	$73.0	$72.1	$76.2

Allowance for off-balance sheet credit losses:
Beginning balance	$—	$—	$—	$—	$—
Initial impact of adopting ASC 326	2.3	—	—	—	—
Provision for off-balance sheet credit losses	1.4	—	—	—	—
Ending balance	$3.7	$—	$—	$—	$—

Total allowance for credit losses	$148.0	$73.0	$73.0	$72.1	$76.2
Total provision for credit losses	56.9	13.9	8.6	11.0	10.0
Loans held for investment	9,807.5	8,930.7	8,470.4	7,567.7	5,416.7
Average loans	9,825.0	8,879.1	7,985.0	6,675.4	5,378.3
Net charge-offs to average loans	0.14%	0.16%	0.10%	0.23%	0.20%
Allowance to non-accrual loans	365.32	170.16	134.44	103.89	104.67
Allowance to loans held for investment	1.47	0.82	0.86	0.95	1.41

(1) Allowance for credit losses on loans (ACLL) for the 2020 periods; allowance for loan losses (ALLL) for the 2019 periods.
(2) Provision for credit losses on loans for the 2020 periods; provision for loan losses for the 2019 periods.

Our allowance for credit losses on loans was $144.3 million, or 1.47% of loans held for investment, including PPP loans, as of December 31, 2020, as compared to $73.0 million, or 0.82% of loans held for investment, as of December 31, 2019. The increase in the percentage from December 31, 2019 is primarily a result of adoption of the CECL standard and changes in the Company’s internal economic forecast in response to COVID-19 and uncertainty regarding the benefits of government stimulus enacted in response to COVID-19. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
While the allowance for credit losses on loans of 1.47% include the PPP loan balances, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 12 basis points higher had the PPP loan balances been excluded at December 31, 2020.
Although we have established our allowance for credit losses in accordance with GAAP in the United States and we believe that the allowance for credit losses is adequate to provide for known and inherent losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.
The allowance for credit losses is allocated to loan categories based on the relative risk characteristics, asset classifications, and expected losses of the loan portfolio. The following table provides a summary of the allocation of the allowance for credit losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for credit losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories.
Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2020		2019		2018		2017		2016
	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans
Real estate	$80.5	65.1%	$28.9	66.5%	$31.0	66.0%	$31.7	65.3%	$28.6	60.4%
Consumer	23.9	10.4	9.9	11.7	8.7	12.6	8.7	13.7	7.7	17.9
Commercial	39.2	22.0	32.6	18.7	31.3	18.4	30.5	19.2	38.1	19.2
Agricultural	0.7	2.5	1.6	3.1	2.0	3.0	1.2	1.8	1.8	2.5
Other loans	—	—	—	—	—	—	—	—	—	—
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Totals	$144.3	100.0%	73.0	100.0%	$73.0	100.0%	$72.1	100.0%	$76.2	100.0%
The allowance for credit losses allocated to real estate loans increased 178.5%, to $80.5 million, as of December 31, 2020, from $28.9 million as of December 31, 2019, primarily due to the adoption of CECL and the expected losses over the life of the loans in the real estate portfolio. The allowance for credit losses allocated to real estate loans decreased 6.8% to $28.9 million as of December 31, 2019, from $31.0 million as of December 31, 2018, primarily due to lower loss rates offset by higher levels of specific reserves in the real estate portfolio.
The allowance for credit losses allocated to consumer loans increased 141.4%, to $23.9 million, as of December 31, 2020, from $9.9 million as of December 31, 2019, primarily due to the adoption of CECL and the expected losses over the life of the loans in the consumer portfolio. The allowance for credit losses allocated to consumer loans increased 13.8% to $9.9 million as of December 31, 2019, from $8.7 million as of December 31, 2018, primarily due to higher loss rates within consumer portfolio.
The allowance for loan losses allocated to commercial loans increased 20.3% to $39.2 million as of December 31, 2020, from $32.6 million as of December 31, 2019, primarily due to higher loss rates offset by lower levels of specific reserves within the commercial portfolio. The allowance for loan losses allocated to commercial loans increased 4.2% to $32.6 million as of December 31, 2019, from $31.3 million as of December 31, 2018, primarily due to higher loss rates offset by lower levels of specific reserves within the commercial portfolio.

Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. government agency residential mortgage-backed securities and collateralized mortgage obligations, U.S. government agency securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities increased $1,008.0 million, or 33.0%, to $4,060.3 million as of December 31, 2020, from $3,052.3 million as of December 31, 2019. The increase is primarily due to the investment of funds generated through deposit growth. Investment securities increased $374.8 million, or 14.0%, to $3,052.3 million as of December 31, 2019, from $2,677.5 million as of December 31, 2018. Approximately $78.7 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019 with the remaining increase due to the investment of funds generated through deposit growth.
As of December 31, 2020, the estimated duration of our investment portfolio was 3.3 years, as compared to 2.4 years as of December 31, 2019. The weighted average yield on investment securities decreased 37 basis points to 2.02% in 2020, from 2.39% in 2019, and increased 18 basis points to 2.39% in 2019, from 2.21% in 2018.
As of December 31, 2020, investment securities with amortized costs and fair values of $2,323.0 million and $2,383.6 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $2,132.0 million and $2,144.9 million, respectively, as of December 31, 2019. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2020, the carrying value of our investments in non-agency mortgage-backed securities totaled $10.9 million. All other mortgage-backed securities included in the table below were issued by U.S. government agencies and corporations. As of December 31, 2020, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 82.8% and 80.1% of our tax-exempt securities were general obligation securities as of December 31, 2020 and 2019, respectively, of which 67.4% and 61.0%, respectively, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2020, we had available-for-sale investment securities with fair values aggregating $16.6 million that had been in a continuous loss position more than 12 months. Gross unrealized losses on these securities totaled $0.2 million as of December 31, 2020, and were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment or credit losses were recorded during 2020, 2019, or 2018.
The following table sets forth the carrying value as of December 31, 2020 and 2019, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2020. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	2019	2020
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing within one year	$9.0	$—	—%	—%
Mark-to-market adjustments on securities available-for-sale	—	—	—	NA
Total	9.0	—	—	—
U.S. government agency securities
Maturing within one year	120.4	1.5	0.04	1.56
Maturing in one to five years	130.7	1.1	0.03	5.17
Maturing in five to ten years	136.2	330.3	8.13	1.42
Mark-to-market adjustments on securities available-for-sale	(0.7)	(1.0)	(0.03)	NA
Total	386.6	331.9	8.17	1.44
Mortgage-backed securities
Maturing within one year	543.5	657.1	16.18	2.59
Maturing in one to five years	1,246.2	1,505.8	37.09	1.09
Maturing in five to ten years	116.8	141.1	3.48	2.44
Maturing after ten years	445.9	538.7	13.27	2.05
Mark-to-market adjustments on securities available-for-sale	13.2	66.8	1.65	NA
Total	2,365.6	2,909.5	71.67	1.90
Marketable CDs
Maturing within one year	2.9	0.2	—	2.50
Maturing in one to five years	0.3	—	—	—
Mark-to-market adjustments on securities available-for-sale	—	—	—	NA
Total	3.2	0.2	—	2.50
Tax exempt securities
Maturing within one year	13.9	12.9	0.32	3.01
Maturing in one to five years	60.4	52.0	1.28	3.34
Maturing in five to ten years	52.3	59.8	1.47	3.03
Maturing after ten years	10.8	384.0	9.46	2.76
Mark-to-market adjustments on securities available-for-sale	0.8	3.8	0.09	NA
Total	138.2	512.5	12.62	2.82
Corporate securities
Maturing within one year	26.2	24.0	0.59	2.44
Maturing in one to five years	78.2	56.6	1.39	2.55
Maturing in five to ten years	44.0	219.1	5.40	2.82
Mark-to-market adjustments on securities available-for-sale	1.2	6.4	0.16	NA
Total	149.6	306.1	7.54	2.68
Other securities
Maturing in one to five years	0.1	0.1	—	7.72
Mark-to-market adjustments on securities available-for-sale	—	—	—	NA
Total	0.1	0.1	—	7.72
Total	$3,052.3	$4,060.3	100.00%	2.02%
Maturities of the 2020 securities noted above reflect $282.4 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $81.5 million of these securities will be called in 2021.
For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Goodwill and Intangibles
Goodwill was $621.6 million as of December 31, 2020 and 2019. Goodwill increased $74.9 million, or 13.7%, to $621.6 million as of December 31, 2019, from $546.7 million as of December 31, 2018, attributable to goodwill recorded in conjunction with the acquisitions of IIBK and CMYF and finalization of provisional amounts related to INB.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles, net of accumulated amortization, decreased $10.9 million, or 17.6%, to $51.2 million as of December 31, 2020, from $62.1 million as of December 31, 2019, due to scheduled amortization expense. Core deposit intangibles, net of accumulated amortization increased $5.2 million, or 9.1%, to $62.1 million as of December 31, 2019, from $56.9 million as of December 31, 2018, attributable to the core deposit intangibles recorded in conjunction with the acquisitions of IIBK and CMYF. We acquired core deposit intangibles of $16.6 million in conjunction with our acquisitions of IIBK and CMYF in April 2019 and $15.7 million in conjunction with our acquisition of INB in August 2018.
Deposits
We emphasize developing relationships with our clients in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2020	Percent	2019	Percent	2018	Percent	2017	Percent	2016	Percent
Non-interest bearing demand	$4,633.5	32.6%	$3,426.5	29.4%	$3,158.3	29.6%	$2,900.0	29.2%	$1,906.3	25.8%
Interest bearing:
Demand	4,118.9	29.0	3,195.4	27.4	2,957.5	27.7	2,787.5	28.1	2,276.5	30.9
Savings	4,405.9	31.0	3,591.6	30.8	3,247.9	30.4	3,095.4	31.2	2,141.8	29.0
Time, $100 or more	419.3	2.9	651.1	5.6	547.6	5.1	432.0	4.3	461.4	6.3
Time, other	639.4	4.5	798.9	6.8	769.4	7.2	720.0	7.2	590.1	8.0
Total interest bearing	9,583.5	67.4	8,237.0	70.6	7,522.4	70.4	7,034.9	70.8	5,469.8	74.2
Total deposits	$14,217.0	100.0%	$11,663.5	100.0%	$10,680.7	100.0%	$9,934.9	100.0%	$7,376.1	100.0%
Total deposits increased $2,553.5 million, or 21.9%, to $14,217.0 million as of December 31, 2020, from $11,663.5 million as of December 31, 2019, primarily related to an increase of $1,207.0 million in non-interest-bearing business deposits and an increase in interest bearing demand and savings deposits. These increases were partially offset by decreases in interest bearing time deposits. During 2020, the mix of deposits shifted slightly from higher-costing time deposits to lower-costing savings and demand deposits. Deposit mix fluctuations and deposit growth were driven by lower interest rates paid on deposits as a result of a drop in the federal funds rate and a change in client behavior related to the COVID-19 and economic stimulus provided by the U.S. government. Total deposits increased $982.8 million, or 9.2%, to $11,663.5 million as of December 31, 2019, from $10,680.7 million as of December 31, 2018, with approximately $706.7 million of the increase attributable to the IIBK and CMYF acquisitions in April 2019.
Non-interest-bearing demand deposits. Non-interest-bearing demand deposits increased $1,207.0 million, or 35.2%, to $4,633.5 million as of December 31, 2020, from $3,426.5 million as of December 31, 2019. The increase in 2020 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus provided by the U.S. government. Non-interest-bearing demand deposits increased $268.2 million, or 8.5%, to $3,426.5 million as of December 31, 2019, from $3,158.3 million as of December 31, 2018. Approximately $244.9 million of the increase in 2019 was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, non-interest-bearing demand deposits decreased organically $23.3 million, or 0.7%.
Interest bearing demand deposits. Interest bearing demand deposits increased $923.5 million, or 28.9%, to $4,118.9 million as of December 31, 2020, from $3,195.4 million as of December 31, 2019. The increase in 2020 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus provided by the U.S. government. Interest-bearing demand deposits increased $237.9 million, or 8.0%, to $3,195.4 million as of December 31, 2019, from $2,957.5 million as of December 31, 2018. Approximately $171.8 million of the increase in 2019 was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, interest bearing demand deposits decreased organically $66.1 million, or 2.2%.

Savings deposits. Savings deposits increased $814.3 million, or 22.7%, to $4,405.9 million as of December 31, 2020, from $3,591.6 million as of December 31, 2019. The increase in 2020 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus provided by the U.S. government. Savings deposits increased $343.7 million, or 10.6%, to $3,591.6 million as of December 31, 2019, from $3,247.9 million as of December 31, 2018. Approximately $254.7 million of the increase in 2019 was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, savings deposits decreased $89.0 million, or 2.7%.
Time deposits of $100,000 or more. Time deposits of $100,000 or more decreased $231.8 million, or 35.6%, to $419.3 million as of December 31, 2020, from $651.1 million as of December 31, 2019. The decrease in 2020 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus provided by the U.S. government. Time deposits of $100,000 or more increased $103.5 million, or 18.9%, to $651.1 million as of December 31, 2019, from $547.6 million as of December 31, 2018. Approximately $26.4 million of the increase in 2019 was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, time deposits of $100,000 or more increased organically $77.1 million, or 14.1%.
Other time deposits. Other time deposits decreased $159.5 million, or 20.0%, to $639.4 million as of December 31, 2020, from $798.9 million as of December 31, 2019. The decrease in 2020 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus provided by the U.S. government. Other time deposits increased $29.5 million, or 3.8%, to $798.9 million as of December 31, 2019, from $769.4 million as of December 31, 2018. Approximately $8.9 million of this increase was attributable to the acquisitions of IIBK and CMYF in April 2019. Exclusive of the IIBK and CMYF acquisitions, other time deposits decreased $20.6 million, or 2.7%.
As of December 31, 2020 and 2019, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $97.3 million and $117.7 million, respectively. As of December 31, 2020, we had no brokered deposits and as of December 31, 2019 we had brokered deposits of $2.9 million, which were acquired through acquisitions.
For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.
Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $393.8 million, or 56.5%, to $1,091.4 million as of December 31, 2020, from $697.6 million as of December 31, 2019, and decreased $14.8 million, or 2.1%, as of December 31, 2019 from $712.4 million as of December 31, 2018.
The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2020	2019	2018
Securities sold under repurchase agreements:
Balance at period end	$1,091.4	$697.6	$712.4
Average balance	765.8	677.3	642.8
Maximum amount outstanding at any month-end	1,092.1	713.0	712.4
Average interest rate:
During the year	0.12%	0.58%	0.42%
At period end	0.03	0.20	0.59
Long-term Debt
Long-term debt increased $98.5 million, or 708.6%, to $112.4 million as of December 31, 2020, from $13.9 million as of December 31, 2019. In May 2020, the Company issued $100.0 million of subordinated notes due May 15, 2030. The subordinated notes were issued with a fixed-to-floating rate of 5.25% and an effective rate of 5.33%, due to issuance costs.

Long-term debt decreased $1.9 million, or 12.0%, to $13.9 million as of December 31, 2019, from $15.8 million as of December 31, 2018, primarily due to the redemption of one note payable maturing September 2032. For additional information regarding the long-term debt, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses increased $14.8 million, or 11.4%, to $144.4 million as of December 31, 2020, from $129.6 million as of December 31, 2019, attributable to an increase in forward contracts, higher incentive compensation accruals, and other fluctuations in the normal course of business. Accounts payable and accrued expenses increased $35.5 million, or 37.7%, to $129.6 million as of December 31, 2019, from $94.1 million as of December 31, 2018, primarily attributable to the Company recognizing $39.6 million in liabilities related to leases, as a result of the adoption of ASU 2016-02, on January 1, 2019, in addition to fluctuations in the normal course of business.
Deferred Tax Liability/Asset
The net deferred tax liability increased $0.5 million, or 1.9%, to $27.2 million as of December 31, 2020, from $26.7 million as of December 31, 2019. The net deferred tax liability increased $18.1 million, or 210.5%, to $26.7 million as of December 31, 2019, from $8.6 million as of December 31, 2018, primarily due to decreases in deferred tax assets as a result of the utilization of NOL carryforwards, reduction of deferred compensation liabilities, and an increase in unrealized gains in our investment portfolio; the decreases were offset by increases in deferred tax liabilities related to amortization of intangible assets and an increase in mortgage servicing rights retained.
Contractual Obligations
Contractual obligations as of December 31, 2020 are summarized in the following table.

Contractual Obligations (Dollars in millions)	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Deposits without a stated maturity	$13,158.3	$—	$—	$—	$13,158.3
Time deposits	817.4	201.1	39.2	1.0	1,058.7
Securities sold under repurchase agreements	1,091.4	—	—	—	1,091.4
Long-term debt obligations (1)	—	5.1	—	106.2	111.3
Financing lease obligations	0.1	0.2	0.2	0.6	1.1
Operating lease obligations	7.0	11.7	8.6	15.4	42.7
Purchase obligations (2)	4.6	—	—	—	4.6
Subordinated debentures held by subsidiary trusts (3)	—	—	—	87.0	87.0
Total contractual obligations	$15,078.8	$218.1	$48.0	$210.2	$15,555.1
(1)Long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 6.24% and maturities from July 29, 2022 through December 31, 2041 and 5.25% fixed-to-floating rate subordinated notes due May 15, 2030. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15.
(2)Purchase obligations relate to obligations under construction contracts to build or renovate banking offices.
(3)The subordinated debentures are unsecured, with various interest rates and maturities from June 30, 2035 through April 1, 2038. Interest distributions are payable quarterly; however, we may defer interest payments at any time for a period not exceeding 20 consecutive quarters. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
We also have obligations under a post-retirement healthcare benefit plan. These obligations represent actuarial determined future benefit payments to eligible plan participants. See “Notes to Consolidated Financial Statements — Employee Benefit Plans” included in Part IV, Item 15.

Off-Balance Sheet Arrangements
We have entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. These include guarantees, commitments to extend credit, and standby letters of credit.

We guarantee the distributions and payments for redemption or liquidation of capital trust preferred securities issued by our wholly-owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15.
Capital Resources and Liquidity Management
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $54.1 million, or 2.7%, to $1,959.8 million as of December 31, 2020 from $2,013.9 million as of December 31, 2019, due to stock repurchases related to the Company’s stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, regular and special cash dividends paid to common shareholders during 2020 of $128.6 million, and the cumulative effect of adopting ASC 326, a new accounting principle. This decrease was offset by retention of earnings, other comprehensive income, and proceeds from stock option exercises.
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
On January 28, 2021, we declared a quarterly dividend to common stockholders of $0.41 per share, which was paid on February 19, 2021 to shareholders of record as of February 9, 2021. The dividend equates to a 4.3% annual yield based on the $37.95 average closing pricing of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2020.
On February 19, 2020, we paid a special dividend to common stockholders of $0.60 per share on March 12, 2020 to shareholders of record as of March 2, 2020.
During 2020, the Company issued 19,491 shares of its Class A common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $0.6 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program permitting the Company to repurchase up to 2.5 million of its outstanding shares of Class A common stock. On March 23, 2020, the Company’s board of directors suspended stock repurchases in response to the COVID-19 pandemic. Effective August 24, 2020, the Company’s board of directors lifted the temporary suspension of the Company’s stock repurchase program. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares bringing the total number of shares authorized under the program to 5.5 million shares. During 2020, the Company repurchased and retired 3.5 million shares of Class A common stock under the stock repurchase program.
For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.
On April 8, 2019, the Company issued 3,871,422 and 463,134 shares of its Class A common stock with an aggregate value of $157.3 million and $18.8 million as consideration for the acquisitions of IIBK and CMYF, respectively.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2020 and 2019, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
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
Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV.
As a holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Financial Condition—Capital Resources and Liquidity Management” above, “Business—Government Regulation and Supervision—Dividends and Restrictions on Transfers of Funds” included in Part I, Item 1 of this report, and “Risk Factors—Liquidity Risks and Regulatory and Compliance Risks” included in Part I, Item 1A of this report.
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

Asset Liability Management
The goal of asset liability management is the prudent control of market risk, liquidity, and capital. Asset liability management is governed by policies, goals, and objectives adopted and reviewed by the Bank’s board of directors. Development of asset liability management strategies is the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. Our primary source of earnings is net interest income, which is affected by changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments, and the mix of interest-bearing assets and liabilities.
The ability to optimize net interest income is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time. Interest rate sensitivity is related to the difference between amounts of interest earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference is known as interest rate sensitivity gap.
The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2020. The information presented in the table is based on our mix of interest earning assets and interest-bearing liabilities and historical experience regarding their interest rate sensitivity.

Interest Rate Sensitivity Gaps (Dollars in millions)	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$2,981.4	$2,246.2	$4,090.1	$450.3	$9,768.0
Investment securities (2)	309.7	575.9	2,178.6	996.1	4,060.3
Interest bearing deposits in banks	2,011.5	2.2	1.5	0.1	2,015.3
Federal funds sold	0.1	—	—	—	0.1
Total interest earning assets	$5,302.7	$2,824.3	$6,270.2	$1,446.5	$15,843.7
Interest bearing liabilities:
Interest bearing demand accounts (3)	$1,250.7	$—	$2,868.2	$—	$4,118.9
Savings deposits (3)	2,462.4	1,032.2	911.3	—	4,405.9
Time deposits, $100 or more	92.7	223.3	102.9	0.4	419.3
Other time deposits	247.4	254.0	137.5	0.5	639.4
Securities sold under repurchase agreements	1,091.4	—	—	—	1,091.4
Long-term debt	—	0.1	5.5	106.8	112.4
Subordinated debentures held by subsidiary trusts	87.0	—	—	—	87.0
Total interest bearing liabilities	$5,231.6	$1,509.6	$4,025.4	$107.7	$10,874.3
Rate gap	$71.1	$1,314.7	$2,244.8	$1,338.8	$4,969.4
Cumulative rate gap	71.1	1,385.8	3,630.6	4,969.4
Cumulative rate gap as a percentage of total interest earning assets	0.45%	8.75%	22.92%	31.37%	31.37%
(1)Does not include non-accrual loans of $39.5 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.
(2)Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.
(3)Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three month gap of $4.7 million, a negative cumulative one year gap of $2.4 million, and a positive cumulative one to five year gap of $3.6 million.

Net Interest Income Sensitivity
We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest income sensitivity by utilizing an income simulation model to subject 12 and 24 month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change instantaneously up or down in a parallel manner and scenarios where market rates gradually increase 200 basis points. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) repricing characteristics for market rate sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as caps and floors, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and execute appropriate asset/liability management strategies accordingly.
We target a mix of interest earning assets and interest bearing liabilities such that no more than 4.0% of the net interest income will be at risk over a one-year period, should interest rates immediately shift up or down 100 basis points, or gradually shift up 200 basis points over a 12 month period. As of December 31, 2020, our income simulation model predicted net interest income would increase 7.00% on an immediate 100 basis point shock, assuming a static balance sheet. Assuming a 0.5% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would increase $27.6 million or 6.32%. Conversely, if interest rates declined 100 basis points, the model indicates that net interest income would decline 7.04% under a static balance sheet scenario.
We did not simulate the gradual 200 basis points decrease in interest rates due to the low rate environment as of December 31, 2020. Additionally, rates are modeled not to fall below 0% with a decrease in interest rates. Although we did not simulate a ramp decrease in interest rates due to the low rate environment as of December 31, 2020, a further decline in interest rates would result in compression of our net interest income.
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
Report of RSM US LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Income — Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for selected quarterly financial data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2020, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2020 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2020, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on the Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and our report dated February 26, 2021 expressed an unqualified opinion.
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
 /s/ RSM US LLP
Des Moines, Iowa
February 26, 2021

Item 9B. Other Information
There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 that were not reported.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the heading, “Directors and Executive Officers” and “Corporate Governance” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is herein incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is herein incorporated herein by reference.
The following table provides information, as of December 31, 2020, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights	Warrants, and Rights	Equity Compensation Plans(1)

Equity compensation plans
approved by shareholders(2)	79,318	$14.49	1,141,186

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	79,318	$14.49	1,141,186

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Represents stock options issued pursuant to the 2015 Equity Compensation Plan, as amended and restated. For additional information, see “Notes to Consolidated Financial Statements—Stock-Based Compensation” included in financial statements included Part IV, Item 15 of this report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is herein incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is set forth under the heading “Principal Accounting Fees and Services” in our Proxy Statement relating to our 2021 annual meeting of shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Our audited consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 27 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses - Loans Held for Investment
The Company’s loans held for investment portfolio totaled $9,807.5 million as of December 31, 2020 and the associated allowance for credit losses on loans held for investment was $144.3 million. As described in Notes 1 and 6 to the financial statements, the allowance for credit losses on loans held for investment is a valuation account that is deducted from the Company’s amortized cost basis of loans held for investment to present the net amount of loans held for investment expected to be collected. The Company’s allowance for credit losses on loans held for investment consists of three elements: (1) specific valuation allowances associated with collateral‑dependent loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) adjustments to historical loss information for differences in current loan‑specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in or forecasted changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.

We identified the adjustments to historical loss information component of the allowance for credit losses on loans held for investment, both as it relates to current conditions and forecasted scenarios, as a critical audit matter, because auditing this component of the allowance for credit losses on loans held for investment required significant auditor judgement related to estimates determined by management which are highly subjective and are highly sensitive to change in significant assumptions.
Our audit procedures related to the Company’s adjustments to historical loss information component of the allowance for credit losses on loans held for investment included the following, among others:
•We obtained an understanding of the relevant controls related to the allowance for credit losses on loans held for investment and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the allowance for credit losses on loans held for investment calculation, management’s assessment and review of the adjustments to historical loss information component of the allowance for credit losses on loans held for investment for current conditions and forecasted scenarios and management’s validation of underlying source data.
•We tested management’s calculation of adjustments to historical loss information within the allowance for credit losses on loans held for investment calculation by agreeing calculation inputs to the Company’s internal and external source data, including for current and forecasted conditions, verifying the mathematical accuracy of the calculation of adjustments to historical loss information, and evaluating whether adjustments to historical loss information within the allowance for credit losses on loans held for investment, or lack thereof, were consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We assessed the reasonableness of management’s calculated changes in adjustments to historical loss information within the allowance for credit losses on loans held for investment calculation by evaluating the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments to historical loss information between periods and evaluating whether management’s conclusions were consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We agreed management’s calculated adjustments to historical loss information to the allowance for credit losses on loans held for investment calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2004.

Des Moines, Iowa
February 26, 2021

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2020	2019
Assets
Cash and due from banks	$261.4	$241.5
Interest bearing deposits in banks	2,015.3	835.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	2,276.8	1,076.8
Investment securities:
Available-for-sale	4,008.7	2,960.0
Held-to-maturity, net (estimated fair values of $55.0 and $94.5 at December 31, 2020 and 2019, respectively)	51.6	92.3
Total investment securities	4,060.3	3,052.3
Mortgage loans held for sale, at fair value	74.0	100.9
Loans held for investment, net of deferred fees and costs	9,807.5	8,930.7
Allowance for credit losses	144.3	73.0
Net loans held for investment	9,663.2	8,857.7
Goodwill	621.6	621.6
Company-owned life insurance	296.4	293.8
Premises and equipment, net of accumulated depreciation	312.3	306.0
Core deposit intangibles, net of accumulated amortization	51.2	62.1
Accrued interest receivable	51.1	46.7
Mortgage servicing rights, net of accumulated amortization and impairment reserve	24.0	30.2
Other real estate owned (“OREO”)	2.5	8.5
Other assets	215.3	187.6
Total assets	$17,648.7	$14,644.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$4,633.5	$3,426.5
Interest bearing	9,583.5	8,237.0
Total deposits	14,217.0	11,663.5
Securities sold under repurchase agreements	1,091.4	697.6
Accounts payable and accrued expenses	144.4	129.6
Accrued interest payable	5.8	12.1
Deferred tax liability, net	27.2	26.7
Long-term debt	112.4	13.9
Allowance for credit losses on off-balance sheet credit exposures	3.7	—
Subordinated debentures held by subsidiary trusts	87.0	86.9
Total liabilities	15,688.9	12,630.3
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2020 or 2019	—	—
Common stock	941.1	1,049.3
Retained earnings	962.1	953.6
Accumulated other comprehensive income, net	56.6	11.0
Total stockholders’ equity	1,959.8	2,013.9
Total liabilities and stockholders’ equity	$17,648.7	$14,644.2
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2020	2019	2018
Interest income:
Interest and fees on loans	$453.4	$470.9	$404.3
Interest and dividends on investment securities:
Taxable	63.4	62.3	55.4
Exempt from federal taxes	2.7	2.0	2.4
Interest on deposits in banks	4.1	18.8	11.3
Total interest income	523.6	554.0	473.4
Interest expense:
Interest on deposits	18.1	49.3	32.6
Interest on securities sold under repurchase agreements	0.9	3.9	2.7
Interest on other borrowed funds	—	—	0.2
Interest on long-term debt	4.6	1.3	1.3
Interest on subordinated debentures held by subsidiary trusts	3.0	4.5	4.1
Total interest expense	26.6	59.0	40.9
Net interest income	497.0	495.0	432.5
Provision for credit losses	56.9	13.9	8.6
Net interest income after provision for credit losses	440.1	481.1	423.9
Non-interest income:
Payment services revenues	41.1	41.5	43.3
Mortgage banking revenues	47.3	33.2	29.7
Wealth management revenues	23.8	23.8	23.2
Service charges on deposit accounts	17.6	21.1	21.8
Other service charges, commissions, and fees	12.1	7.0	5.8
Investment securities gains (losses), net	0.3	0.1	(0.1)
Other income	14.5	15.9	15.1
Total non-interest income	156.7	142.6	138.8
Non-interest expense:
Salaries and wages	173.7	155.3	146.4
Employee benefits	49.4	51.5	47.9
Outsourced technology services	32.8	32.3	28.7
Occupancy, net	28.5	28.3	25.4
Furniture and equipment	15.5	13.2	12.7
OREO expense, net of income	(0.5)	(2.2)	0.3
Professional fees	10.9	11.6	10.5
FDIC insurance premiums	5.9	3.5	5.6
Core deposit intangibles amortization	10.9	11.2	7.9
Other expenses	60.4	63.6	58.6
Acquisition related expenses	—	20.3	12.4
Total non-interest expense	387.5	388.6	356.4
Income before income tax expense	209.3	235.1	206.3
Income tax expense	48.1	54.1	46.1
Net income	$161.2	$181.0	$160.2

Basic earnings per common share	$2.53	$2.84	$2.77
Diluted earnings per common share	2.53	2.83	2.75
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year ended December 31,	2020	2019	2018
Net income	$161.2	$181.0	$160.2
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	61.8	54.9	(13.9)
Reclassification adjustment for net (gains) losses included in income	(0.3)	(0.1)	0.1
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(6.0)	—
Change in unamortized loss on available-for-sale investment securities transferred into held-to-maturity	—	—	1.6
Change in net unrealized loss on derivatives	0.2	—	—
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	(0.5)	(0.8)	(0.6)
Other comprehensive income (loss), before tax	61.2	48.0	(12.8)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(15.6)	(12.4)	3.3
Other comprehensive income (loss), net of tax	45.6	35.6	(9.5)
Comprehensive income, net of tax	$206.8	$216.6	$150.7
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	$687.0	$752.6	$(12.0)	$1,427.6
Net income	—	160.2	—	160.2
Reclassification of the income tax effects of the Tax Cut and Jobs Act from AOCI	—	3.1	(3.1)	—
Other comprehensive loss, net of tax expense	—	—	(9.5)	(9.5)
Common stock transactions:
24,271 common shares purchased and retired	(1.0)	—	—	(1.0)
3,848,929 common shares issued	173.3	—	—	173.3
214,892 non-vested common shares issued	—	—	—	—
43,079 non-vested common shares forfeited or canceled	—	—	—	—
161,217 stock options exercised, net of 38,450 shares tendered in payment of option price and income tax withholding amounts	1.8	—	—	1.8
Stock-based compensation expense	5.6	—	—	5.6
Common cash dividends declared ($1.12 per share)	—	(64.1)	—	(64.1)
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	181.0	—	181.0
Other comprehensive income, net of tax expense	—	—	35.6	35.6
Common stock transactions:
43,560 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,973 common shares issued	176.1	—	—	176.1
212,587 non-vested common shares issued	—	—	—	—
46,198 non-vested common shares forfeited or canceled	—	—	—	—
143,222 stock options exercised, net of 47,971 shares tendered in payment of option price and income tax withholding amounts	1.0	—	—	1.0
Stock-based compensation expense	8.0	—	—	8.0
Common cash dividends declared ($1.24 per share)	—	(79.2)	—	(79.2)
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	161.2	—	161.2
Other comprehensive income, net of tax expense	—	—	45.6	45.6
Common stock transactions:
3,578,743 common shares purchased and retired	(116.8)	—	—	(116.8)
19,491 common shares issued	—	—	—	—
332,085 non-vested common shares issued	—	—	—	—
34,912 non-vested common shares forfeited or canceled	—	—	—	—
111,539 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	1.1	—	—	1.1
Stock-based compensation expense	7.5	—	—	7.5
Common cash dividends declared ($2.00 per share)	—	(128.6)	—	(128.6)
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$161.2	$181.0	$160.2
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses*	56.9	13.9	8.6
Net loss (gain) on disposal of property and equipment	0.3	(1.5)	(1.2)
Depreciation and amortization	45.1	38.7	27.6
Net premium amortization on investment securities	15.9	8.9	10.0
Net (gain) loss on investment securities transactions	(0.3)	(0.1)	0.1
Realized and unrealized net gains on mortgage banking activities	(49.3)	(30.5)	(23.0)
Net gain on sale of investments in unrelated entities	(1.0)	—	—
Net gain on sale of OREO	(0.9)	(3.6)	(0.8)
Write-downs of OREO and other assets pending disposal	0.1	0.9	0.1
Mortgage servicing rights impairment	9.9	0.4	—
Deferred taxes	(6.6)	5.4	15.8
Net increase in cash surrender value of company-owned life insurance policies	(7.6)	(6.7)	(5.0)
Stock-based compensation expense	7.5	8.0	5.6
Originations of mortgage loans held for sale	(1,404.2)	(1,015.6)	(768.1)
Proceeds from sales of mortgage loans held for sale	1,468.4	971.2	798.4
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4.4)	0.3	(3.3)
Increase in other assets	(27.7)	(22.1)	(8.0)
(Decrease) increase in interest payable	(6.3)	(13.5)	2.2
Increase (decrease) in accounts payable and accrued expenses	11.3	(7.8)	(0.2)
Net cash provided by operating activities	268.3	127.3	219.0
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	—	(2.0)
Available-for-sale	(2,444.1)	(1,270.0)	(541.0)
Proceeds from maturities, pay-downs, calls and sales of investment securities:
Held-to-maturity	40.4	35.6	79.3
Available-for-sale	1,441.4	978.6	460.0
Proceeds from bank-owned life insurance settlements	5.0	3.2	—
Extensions of credit to clients, net of repayments	(901.3)	(81.4)	(221.7)
Recoveries of loans charged-off	6.7	9.7	12.0
Proceeds from sales of OREO	10.1	25.4	9.1
Proceeds from the sale of health savings accounts	—	0.3	—
Proceeds from sale of investments in unrelated entities	2.2	—	—
Acquisition of banks and bank holding companies, net of cash and cash equivalents received	—	298.4	28.1
Capital expenditures, net of proceeds from sales	(30.2)	(16.6)	(4.9)
Net cash used in investing activities	$(1,869.8)	$(16.8)	$(181.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)
Year Ended December 31,	2020	2019	2018
Cash flows from financing activities:
Net increase in deposits	$2,553.5	$276.2	$49.5
Net increase (decrease) in securities sold under repurchase agreements	393.8	(45.2)	69.4
Net decrease in other borrowed funds	—	(4.1)	(26.1)
Repayments of long-term debt	(0.1)	(2.0)	(7.1)
Advances on long-term debt	98.6	0.1	2.8
Proceeds from issuance of common stock	1.1	1.0	1.8
Purchase and retirement of common stock	(116.8)	(2.5)	(1.0)
Dividends paid to common stockholders	(128.6)	(79.2)	(64.1)
Net cash provided by (used in) financing activities	2,801.5	144.3	25.2
Net increase (decrease) in cash and cash equivalents	1,200.0	254.8	63.1
Cash and cash equivalents at beginning of period	1,076.8	822.0	758.9
Cash and cash equivalents at end of period	$2,276.8	$1,076.8	$822.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$54.4	$51.2	$25.3
Cash paid during the period for interest expense	32.9	54.7	38.7

Supplemental disclosures of noncash investing and financing activities:
Amortization of unrealized gains and losses on transfers of securities	$—	$—	$1.6
Transfer of securities from held-to-maturity to available-for-sale	—	281.1	—
Right-of-use assets obtained in exchange for operating lease liabilities	3.6	39.6	—
Transfer of loans to other real estate owned	3.3	14.1	12.1
Capitalization of internally originated mortgage servicing rights	11.7	7.3	6.0

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$—	$78.7	$3.1
Loans held for sale	—	0.5	—
Loans	—	416.6	713.1
Premises and equipment	—	24.6	14.0
Goodwill	—	75.3	101.1
Core deposit intangible	—	16.6	15.7
Company-owned life insurance	—	15.2	9.5
Interest receivable	—	2.2	3.6
Other real estate owned	—	2.4	0.6
Other assets	—	6.5	6.2
Total noncash assets acquired	$—	$638.6	$866.9

Liabilities assumed:
Deposits	$—	$706.7	$696.3
Securities sold under repurchase agreements	—	30.4	—
Accounts payable and accrued expenses	—	19.9	7.7
Long-term debt	—	4.1	7.0
Other borrowed funds	—	—	6.1
Trust preferred securities	—	—	4.4
Deferred tax liability	—	0.1	0.3
Total liabilities assumed	$—	$761.2	$721.8
*Provision for credit losses for 2020; Provision for loan losses for 2019 and 2018.
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment, and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2020, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2019 and 2018 to conform to the 2020 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the valuation of goodwill, fair valuations of investment securities and other financial instruments, and the status of loss contingencies.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one-day periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2020 and 2019, the Company had cash of $1,989.3 million and $769.3 million, respectively, on deposit with the Federal Reserve Bank. In addition, the Company maintained compensating balances with the Federal Reserve Bank of approximately zero and $46.3 million as of December 31, 2020 and 2019, respectively, to reduce service charges for check clearing services.
Debt Security Investments. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable income taxes, as a separate component of stockholders’ equity and comprehensive income. Management determines the appropriate classification of securities at the time of purchase and at each reporting date management reassesses the appropriateness of the classification.
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
Accrued interest receivable on investment securities totaled $12.6 million and $9.8 million at December 31, 2020 and 2019, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Management classifies the held-to-maturity portfolio into the following major security types:
State, county, and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least an "A-" rating by Moody's and/or Standard and Poor’s, or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the Company’s Credit Department and documented prior to purchase.
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
Loans Held for Sale. Residential loans the Company originated with the intent to sell are classified as loans held for sale and recorded at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest.
Loans Held for Investment. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost or principal balance outstanding. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Accrued interest receivable on loans held for investment totaled $37.9 million and $36.9 million at December 31, 2020 and 2019, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans.
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
The Company applies Probability of Default (PD), and Loss Given Default (LGD), methodologies for all portfolio segments. The Company uses a Transition Matrix (TM) for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. The Company currently has 16 portfolio segments for which we track monthly movement between either risk ratings, or delinquency date count, or delinquency band.
While the TM functions similarly across all portfolio segments, generally speaking, commercial portfolios use the Company’s risk rating scale and consumer portfolios use the delinquency band. Loans using risk ratings are scored utilizing the Company’s risk rating scale. The risk rating scale is 1-10, with 1 being the best rating, 6 being a pass but on watch, and 7-10 being various stages of criticized loans. Risk ratings 8 or greater and in a non-accrual status are considered in a defaulted state. Loans using delinquency band are measured using a 5-grade band, with 1 being current and 5 being 90 or more days past due.
The LGD used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2008 to the current period, based on a migration analysis of our historical loss experience, designed to account for credit deterioration. The model compares the most recent period losses to prior period defaults to calculate the LGD, which is averaged over the historical observations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Economic scenarios and forecasts along with current portfolio conditions and trends are monitored and accounted for through the Company’s qualitative framework. The Company utilizes a one-year forecast period with immediate reversion to historical loss rates.
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
Contractual Term. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring. The allowance for credit loss on a troubled debt restructuring is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. Management considers our unused credit card lines and federal fund lines, extended to others, to be considered unconditionally cancellable.

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
Premises and Equipment. Buildings, furniture, and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line methods over estimated useful lives of 5 to 45 years for buildings and improvements and 3 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under a financing lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost. Costs incurred for maintenance and repairs are expensed as incurred.
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
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in the Company’s consolidated balance sheets at fair value.
As of December 31, 2020 and 2019, deferred compensation plan assets were $19.1 million and $18.2 million, respectively. Corresponding deferred compensation plan liabilities were $19.1 million and $18.2 million as of December 31, 2020 and 2019, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2020, 2019, or 2018.
Other Real Estate Owned. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for credit losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense.
Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2020, restricted equity securities of the Federal Reserve Bank and the FHLB of $42.8 million and $10.6 million, respectively, were included in other assets at cost. As of December 31, 2019, restricted equity securities of the Federal Reserve Bank and the FHLB were $42.8 million and $10.7 million, respectively. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2020, 2019, or 2018.

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
The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The gain or loss on cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings.
When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (a) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Software. Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software, and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Capitalized software is included in premises and equipment, net of accumulated depreciation on the Consolidated Balance Sheets. Amortization expense, generally computed on the straight-line method, is charged to furniture and equipment in the Consolidated Statements of Income over the estimated useful life of the software, generally three to five years, or the term of the hosting arrangement for implementation costs related to service contracts.
Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $6.0 million and $9.2 million at December 31, 2020 and 2019, respectively.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2017. The Company had no material penalties as of December 31, 2020, 2019, or 2018.
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
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2.8 million, $4.2 million, and $3.2 million in 2020, 2019, and 2018, respectively.

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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $7.5 million, $8.0 million, and $5.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2020, 2019, and 2018 were $0.4 million, $1.2 million, and $1.1 million, respectively, is included in income tax expense in the Company’s consolidated statements of income.
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
(2)ACQUISITIONS
Community 1st Bank. On October 11, 2018, the Company entered into a definitive agreement to acquire all the outstanding stock of CMYF, a community bank headquartered in Post Falls, Idaho with three banking offices in North Idaho. The acquisition was completed on April 8, 2019, and conversion of the data processing systems occurred on June 7, 2019.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Idaho Independent Bank. On October 11, 2018, the Company also entered into a definitive agreement to acquire all the outstanding stock of IIBK, a community bank headquartered in Coeur d’Alene, Idaho with 11 banking offices across Idaho. The acquisition was completed on April 8, 2019, and the Company converted data processing systems occurred on June 7, 2019.
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
Acquisition related expenses
There were no material third party acquisition related costs recorded by the Company in 2020 compared to $20.3 million and $12.4 million of third party acquisition related costs recorded in 2019 and 2018, respectively. These costs are incorporated in non-interest expense in the Company’s consolidated statements of income.

(3)    GOODWILL AND CORE DEPOSIT INTANGIBLES
Goodwill

	Year Ended December 31,
	2020	2019
Net carrying value at beginning of period	$621.6	$546.7
Acquisitions and measurement period adjustments	—	74.9
Net carrying value at end of period	$621.6	$621.6
The Company performed its annual goodwill impairment qualitative assessment as of July 1, 2020, 2019, and 2018 and determined the Company’s goodwill was not considered impaired. In addition, there were no events or circumstances that occurred during the second half of 2020 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing as of December 31, 2020.
Core deposit intangibles (“CDI”)
The following table sets forth activity for identifiable core deposit intangibles subject to amortization:

	Year Ended December 31,
	2020	2019
Gross CDI, beginning of period	$106.0	$89.7
Established through acquisitions	—	16.6
Reductions due to sale of accounts	—	(0.3)
Accumulated amortization	(54.8)	(43.9)
Net CDI, end of period	$51.2	$62.1
Amortization expense of CDI assets was $10.9 million, $11.2 million and $7.9 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
CDI are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.
The following table provides estimated future CDI amortization expense:

Years ending December 31,
2021	$9.9
2022	9.0
2023	8.2
2024	7.3
2025	6.5
Thereafter	10.3
Total	$51.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
State, county, and municipal securities	$462.1	$4.8	$(1.0)	$465.9
Obligations of U.S. government agencies	332.9	1.0	(2.0)	331.9
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,830.8	69.3	(2.5)	2,897.6
Private mortgage-backed securities	10.9	0.1	(0.1)	10.9
Corporate Securities	295.8	6.5	(0.1)	302.2
Other investments	0.2	—	—	0.2
Total	$3,932.7	$81.7	$(5.7)	$4,008.7

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county, and municipal securities	$46.6	$3.2	$—	$49.8
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	1.0	0.1	—	1.1
Corporate securities	3.9	0.1	—	4.0
Other investments	0.1	—	—	0.1
Total	$51.6	$3.4	$—	$55.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$9.0	$—	$—	$9.0
State, county, and municipal securities	80.1	0.8	—	80.9
Obligations of U.S. government agencies	367.5	0.1	(0.8)	366.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,303.6	19.6	(6.0)	2,317.2
Private mortgage-backed securities	47.6	—	(0.4)	47.2
Corporate Securities	134.5	1.2	—	135.7
Other investments	3.2	—	—	3.2
Total	$2,945.5	$21.7	$(7.2)	$2,960.0

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county, and municipal securities	$57.3	$2.1	$—	$59.4
Obligations of U.S. government agencies	19.8	—	—	19.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1.2	—	—	1.2
Corporate securities	13.9	0.1	—	14.0
Other investments	0.1	—	—	0.1
Total	$92.3	$2.2	$—	$94.5
There were no material gross realized gains and no material gross realized losses on the disposition of available-for-sale securities during 2020, 2019, or 2018.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2020, the Company had general obligation securities with amortized costs of $38.6 million included in state, county, and municipal securities, of which $26.0 million, or 67.4% were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2020 and 2019. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2020.

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
State, county, and municipal securities	$148.1	$(1.0)	$—	$—	$148.1	$(1.0)
Obligations of U.S. government agencies	235.6	(2.0)	—	—	235.6	(2.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	434.0	(2.4)	12.3	(0.1)	446.3	(2.5)
Private mortgage-backed securities	—	—	4.3	(0.1)	4.3	(0.1)
Corporate securities	20.9	(0.1)	—	—	20.9	(0.1)
Total	$838.6	$(5.5)	$16.6	$(0.2)	$855.2	$(5.7)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
Obligations of U.S. government agencies	$185.3	$(0.8)	$—	$—	$185.3	$(0.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	740.1	(4.6)	155.9	(1.4)	896.0	(6.0)
Private mortgage-backed securities	—	—	46.6	(0.4)	46.6	(0.4)
Total	$925.4	$(5.4)	$202.5	$(1.8)	$1,127.9	$(7.2)

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
The Company had 181 and 338 individual investment securities that were in an unrealized loss position as of December 31, 2020 and 2019, respectively, related primarily to fluctuations in the current interest rates. As of December 31, 2020, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. There were no material allowances for credit loss as of December 31, 2020 and no impairment losses were recorded during 2019 or 2018 for investment securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. As of December 31, 2020 and 2019, the Company had variable rate mortgage-backed securities with amortized costs of $220.7 million and $298.1 million, respectively, classified as available-for-sale in the table below.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Maturities of investment securities as of December 31, 2020 are shown below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2020	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$687.6	$991.4	$8.3	$8.4
After one year but within five years	1,587.7	1,362.6	27.8	29.0
After five years but within ten years	736.2	996.3	14.1	16.2
After ten years	921.2	658.4	1.4	1.4
Total	$3,932.7	$4,008.7	$51.6	$55.0
As of December 31, 2020, the Company had investment securities callable within one year with amortized costs and estimated fair values of $282.4 million and $281.7 million, respectively. These investment securities are primarily classified as available-for-sale and included in the after five years but within ten years category in the table above. As of December 31, 2020, the Company had no callable structured notes.
There were no significant concentrations of investments at December 31, 2020, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
As of December 31, 2020 and 2019, the Company recorded amortized costs of $2,323.0 million and $2,132.0 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of December 31, 2020 and 2019 of $2,383.6 million and $2,144.9 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
(5) LOANS HELD FOR SALE
Mortgage loans held for immediate sale in the secondary market were $74.0 million as of December 31, 2020, compared to $100.9 million as of December 31, 2019. Residential loans that the Company originated with the intent to sell are recorded at fair value. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    LOANS HELD FOR INVESTMENT
The following table presents loans by segment as of the dates indicated:

	2020	2019
Real estate loans:
Commercial*	$3,743.2	$3,487.8
Construction loans:
Land acquisition & development	265.0	302.1
Residential	250.9	244.1
Commercial	523.5	431.5
Total construction loans	1,039.4	977.7
Residential*	1,396.3	1,246.1
Agricultural	220.6	226.6
Total real estate loans	6,399.5	5,938.2
Consumer loans:
Indirect	805.1	784.6
Direct and advance lines	150.6	179.0
Credit card	70.2	81.6
Total consumer loans	1,025.9	1,045.2
Commercial*	2,153.9	1,673.7
Agricultural	247.6	279.1
Other, including overdrafts	1.6	—
Loans held for investment	9,828.5	8,936.2
Deferred loan fees and costs	(21.0)	(5.5)
Loans held for investment, net of deferred fees and costs	9,807.5	8,930.7
Allowance for credit losses	(144.3)	(73.0)
Net loans held for investment	$9,663.2	$8,857.7

*In conjunction with the adoption of ASC 326, the Company reclassified certain 2019 amounts in our multi-family loan portfolio from residential real estate to commercial real estate. Additionally, we reclassified certain 2019 amounts in our commercial 1-4 family and commercial home equity lines of credit from commercial real estate to commercial to conform to the 2020 presentation. These reclassifications did not change previously reported loan totals.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

December 31, 2020	Beginning Balance	Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$11.7	$—	$0.1	$25.5
Owner occupied	10.0	3.5	5.0	(0.4)	0.2	18.3
Multi-family	0.7	6.9	3.4	—	—	11.0
Total commercial real estate	19.5	15.3	20.1	(0.4)	0.3	54.8
Construction:
Land acquisition & development	1.9	(0.1)	(0.4)	(0.5)	0.4	1.3
Residential construction	1.5	(0.9)	1.0	—	—	1.6
Commercial construction	2.7	1.3	3.3	—	—	7.3
Total construction	6.1	0.3	3.9	(0.5)	0.4	10.2
Residential real estate:
Residential 1-4 family	1.8	10.6	(1.1)	—	0.1	11.4
Home equity and HELOC	1.0	0.5	(0.4)	—	0.3	1.4
Total residential real estate	2.8	11.1	(1.5)	—	0.4	12.8
Agricultural real estate	0.5	1.8	0.4	—	—	2.7
Total real estate	28.9	28.5	22.9	(0.9)	1.1	80.5
Consumer:
Indirect	4.5	8.8	5.4	(4.1)	2.1	16.7
Direct and advance lines	2.9	3.0	1.6	(3.9)	1.0	4.6
Credit card	2.5	0.3	1.8	(2.8)	0.8	2.6
Total consumer	9.9	12.1	8.8	(10.8)	3.9	23.9
Commercial:
Commercial and floor plans	25.5	(5.1)	20.4	(8.0)	1.4	34.2
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.5	(0.1)	0.2	4.7
Credit card	1.2	(1.1)	1.1	(1.0)	0.1	0.3
Total commercial	32.6	(10.0)	24.0	(9.1)	1.7	39.2
Agricultural:
Agricultural	1.6	(0.6)	(0.2)	(0.1)	—	0.7
Total agricultural	1.6	(0.6)	(0.2)	(0.1)	—	0.7
Total allowance for credit losses	$73.0	$30.0	$55.5	$(20.9)	$6.7	$144.3

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in “Note 19 - Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables represent activity in the allowance for credit losses for loans held for investment under historical GAAP:

Year Ended December 31, 2019	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0
Provision charged (credited) to operating expense	(1.3)	10.6	4.5	0.1	—	13.9
Less loans charged-off	(3.5)	(13.0)	(6.6)	(0.5)	—	(23.6)
Add back recoveries of loans previously charged-off	2.7	3.6	3.4	—	—	9.7
Ending balance	$28.9	$9.9	$32.6	$1.6	$—	$73.0

Individually evaluated for impairment	$1.7	$—	$1.7	$0.2	$—	$3.6
Collectively evaluated for impairment	27.2	9.9	30.9	1.4	—	69.4
Ending balance	$28.9	$9.9	$32.6	$1.6	$—	$73.0

Total loans:
Individually evaluated for impairment	$41.1	$—	$17.3	$6.3	$—	$64.7
Collectively evaluated for impairment	5,897.1	1,045.2	1,656.4	272.8	—	8,871.5
Loans held for investment	$5,938.2	$1,045.2	$1,673.7	$279.1	$—	$8,936.2

Year Ended December 31, 2018	Real Estate	Consumer	Commercial	Agriculture	Other	Total
Allowance for loan losses:
Beginning balance	$31.7	$8.7	$30.5	$1.2	$—	$72.1
Provision charged (credited) to operating expense	(0.7)	6.8	1.9	0.6	—	8.6
Less loans charged-off	(3.7)	(11.3)	(4.7)	—	—	(19.7)
Add back recoveries of loans previously charged-off	3.7	4.5	3.6	0.2	—	12.0
Ending balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0

Individually evaluated for impairment	$1.3	$—	$5.2	$0.3	$—	$6.8
Collectively evaluated for impairment	29.7	8.7	26.1	1.7	—	66.2
Ending balance	$31.0	$8.7	$31.3	$2.0	$—	$73.0

Total loans:
Individually evaluated for impairment	$41.8	$—	$19.9	$3.1	$—	$64.8
Collectively evaluated for impairment	5,546.1	1,070.2	1,540.4	251.7	1.6	8,410.0
Loans held for investment	$5,587.9	$1,070.2	$1,560.3	$254.8	$1.6	$8,474.8
Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Collateral Type
As of December 31, 2020	Business Assets	Real Property	Other	Total
Real estate	$1.3	$6.5	$1.1	$8.9
Commercial	6.1	1.3	0.4	7.8
Agricultural	—	0.8	—	0.8
Total collateral-dependent	$7.4	$8.6	$1.5	$17.5

Impaired Loans
Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. The amount of the impairment was measured using cash flows discounted at the loan’s effective interest rate, except when it was determined that the primary source of repayment for the loan was the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by anticipated selling costs, was used to measure impairment. The Company considered impaired loans to include all loans, except consumer loans, that were risk rated as doubtful or for which interest accrual had been discontinued or that would have been renegotiated in a troubled debt restructuring. Interest payments received on impaired loans were applied based on whether they were on accrual or non-accrual status. Interest income recognized by the Company on impaired loans primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans were applied to principal. Interest income was subsequently recognized only to the extent cash payments were received in excess of the principal due. The following tables present information on the Company’s recorded investment of impaired loans as of the dates indicated:

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2018
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22.2	$8.6	$7.7	$16.3	$0.7
Construction:
Land acquisition & development	10.0	0.4	3.5	3.9	0.2
Residential	1.1	0.6	0.4	1.0	0.1
Commercial	0.7	0.2	—	0.2	—
Total construction loans	11.8	1.2	3.9	5.1	0.3
Residential	8.8	5.7	2.0	7.7	0.3
Agricultural	12.9	12.5	0.2	12.7	—
Total real estate loans	55.7	28.0	13.8	41.8	1.3
Commercial	24.1	5.5	14.4	19.9	5.2
Agricultural	3.2	2.5	0.6	3.1	0.3
Total	$83.0	$36.0	$28.8	$64.8	$6.8
The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31,
	2019		2018
	Average Recorded Investment	Income Recognized	Average Recorded Investment	Income Recognized
Real estate	$41.4	$0.1	$50.0	$0.1
Commercial	18.7	0.2	21.9	0.2
Agricultural	4.6	—	2.1	—
Total	$64.7	$0.3	$74.0	$0.3

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2020	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$7.6	$1.2	$4.0	$12.8	$3,720.8	$9.6	$3,743.2
Construction:
Land acquisition & development	2.5	1.1	0.1	3.7	260.6	0.7	265.0
Residential	1.5	0.4	—	1.9	247.9	1.1	250.9
Commercial	12.2	—	—	12.2	511.2	0.1	523.5
Total construction loans	16.2	1.5	0.1	17.8	1,019.7	1.9	1,039.4
Residential	4.7	1.6	0.5	6.8	1,384.9	4.6	1,396.3
Agricultural	2.0	—	—	2.0	212.4	6.2	220.6
Total real estate loans	30.5	4.3	4.6	39.4	6,337.8	22.3	6,399.5
Consumer:
Indirect consumer	6.4	2.0	0.5	8.9	794.3	1.9	805.1
Other consumer	0.8	0.2	0.2	1.2	149.0	0.4	150.6
Credit card	0.6	0.4	0.6	1.6	68.6	—	70.2
Total consumer loans	7.8	2.6	1.3	11.7	1,011.9	2.3	1,025.9
Commercial	6.2	1.8	1.2	9.2	2,132.9	11.8	2,153.9
Agricultural	0.4	0.6	1.4	2.4	242.1	3.1	247.6
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$44.9	$9.3	$8.5	$62.7	$9,726.3	$39.5	$9,828.5

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2019	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.5	$1.1	$0.6	$7.2	$3,467.6	$13.0	$3,487.8
Construction:
Land acquisition & development	0.7	0.8	0.3	1.8	298.9	1.4	302.1
Residential	1.5	0.8	—	2.3	241.8	—	244.1
Commercial	—	—	—	—	431.0	0.5	431.5
Total construction loans	2.2	1.6	0.3	4.1	971.7	1.9	977.7
Residential	3.8	1.4	1.1	6.3	1,235.2	4.6	1,246.1
Agricultural	0.8	0.5	—	1.3	220.1	5.2	226.6
Total real estate loans	12.3	4.6	2.0	18.9	5,894.6	24.7	5,938.2
Consumer:
Indirect consumer	7.6	1.9	0.5	10.0	773.0	1.6	784.6
Other consumer	1.2	0.5	0.1	1.8	176.7	0.5	179.0
Credit card	0.8	0.5	0.8	2.1	79.5	—	81.6
Total consumer loans	9.6	2.9	1.4	13.9	1,029.2	2.1	1,045.2
Commercial	4.8	2.6	2.3	9.7	1,650.3	13.7	1,673.7
Agricultural	0.9	0.1	—	1.0	275.7	2.4	279.1
Other, including overdrafts	—	—	—	—	—	—	—
Loans held for investment	$27.6	$10.2	$5.7	$43.5	$8,849.8	$42.9	$8,936.2
(1) As of December 31, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income. No material interest income was recognized on non-accrual loans at December 31, 2020 and 2019, respectively. Additionally, no material accrued interest was reversed at December 31, 2020.

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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 in response to the outbreak of a new strain of coronavirus (also known as, and hereinafter referred to as, “COVID-19”). Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, temporary amendments to the Internal Revenue Code, and loans and grants to certain businesses. The CARES Act was later extended by the Coronavirus Response and Relief Supplemental Appropriations Act, 2021, or RELIEF Act, which was signed into law on December 27, 2020. The CARES Act provided financial institutions with options on the treatment of troubled debt restructurings, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company can elect: (1) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring; and/or (2) to suspend any determination of a loan modified as being a troubled debt restructuring as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions currently are expected to end on January 1, 2022.
The Company renegotiated loans in troubled debt restructurings in the amount of $14.5 million as of December 31, 2020, of which $11.3 million were included in non-accrual loans and $3.2 million were on accrual status. As of December 31, 2020, the Company allocated $2.9 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents information of the Company’s troubled debt restructurings that occurred during the periods indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure
December 31, 2020		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	3	$0.2	$—	$—	$0.1	$0.3
Total loans restructured during period	3	$0.2	$—	$—	$0.1	$0.3

December 31, 2019
Commercial real estate	4	$0.2	$0.2	$—	$2.9	$3.3
Commercial	1	—	—	—	5.0	5.0
Agriculture	6	—	—	—	2.1	2.1
Total loans restructured during period	11	$0.2	$0.2	$—	$10.0	$10.4

December 31, 2018
Commercial real estate	3	$3.6	$—	$—	$—	$3.6
Agriculture real estate	1	—	—	—	0.2	0.2
Consumer	1	—	—	—	0.3	0.3
Total loans restructured during period	5	$3.6	$—	$—	$0.5	$4.1
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.
For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during December 31, 2020, 2019, and 2018.
The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during December 31, 2020, 2019, and 2018. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended December 31, 2020 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $63.5 million as of December 31, 2020. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$495.9	$304.9	$216.0	$105.3	$139.7	$336.5	$13.8	$1,612.1
Special mention	0.3	2.3	0.9	0.1	6.4	13.7	—	23.7
Substandard	15.7	2.7	1.0	4.1	1.1	13.9	—	38.5
Doubtful	—	—	0.2	—	—	—	—	0.2
Total	$511.9	$309.9	$218.1	$109.5	$147.2	$364.1	$13.8	$1,674.5
Commercial real estate owner occupied:
Pass	$416.3	$312.5	$211.2	$122.4	$153.7	$357.9	$8.9	$1,582.9
Special mention	7.1	9.6	4.8	3.1	18.6	20.0	—	63.2
Substandard	8.9	6.5	11.5	5.0	15.1	11.1	0.3	58.4
Doubtful	0.2	—	—	0.2	—	0.1	—	0.5
Total	$432.5	$328.6	$227.5	$130.7	$187.4	$389.1	$9.2	$1,705.0
Commercial multi-family:
Pass	$132.5	$58.9	$23.5	$41.6	$25.8	$80.5	$0.8	$363.6
Special mention	—	—	—	—	—	0.1	—	0.1
Total	$132.5	$58.9	$23.5	$41.6	$25.8	$80.6	$0.8	$363.7
Land, acquisition and development:
Pass	$104.6	$58.8	$26.4	$30.7	$7.6	$26.3	$5.8	$260.2
Special mention	0.2	0.1	—	0.9	—	1.2	0.5	2.9
Substandard	0.3	—	1.2	0.1	—	0.1	0.1	1.8
Doubtful	—	—	—	—	—	0.1	—	0.1
Total	$105.1	$58.9	$27.6	$31.7	$7.6	$27.7	$6.4	$265.0
Residential construction:
Pass	$80.4	$64.7	$16.7	$5.6	$—	$0.1	$82.1	$249.6
Substandard	0.2	—	—	—	—	—	1.1	1.3
Total	$80.6	$64.7	$16.7	$5.6	$—	$0.1	$83.2	$250.9
Commercial construction:
Pass	$236.1	$195.4	$61.2	$11.9	$6.0	$(0.3)	$11.6	$521.9
Special mention	—	—	1.5	—	—	—	—	1.5
Substandard	—	—	—	—	—	0.1	—	0.1
Total	$236.1	$195.4	$62.7	$11.9	$6.0	$(0.2)	$11.6	$523.5
Agricultural real estate:
Pass	$50.0	$45.3	$28.2	$17.2	$12.7	$27.2	$5.3	$185.9
Special mention	2.8	6.7	1.0	1.5	0.9	1.0	0.5	14.4
Substandard	1.4	5.9	3.4	0.9	3.4	4.4	0.6	20.0
Doubtful	—	0.3	—	—	—	—	—	0.3
Total	$54.2	$58.2	$32.6	$19.6	$17.0	$32.6	$6.4	$220.6
Commercial and floor plans:
Pass	$1,029.4	$153.0	$136.0	$69.8	$43.0	$92.3	$233.1	$1,756.6
Special mention	5.6	1.0	1.9	7.0	3.9	0.5	2.4	22.3
Substandard	8.8	1.8	4.3	0.4	4.1	1.1	11.5	32.0
Doubtful	0.3	0.4	—	—	0.1	2.6	0.2	3.6
Total	$1,044.1	$156.2	$142.2	$77.2	$51.1	$96.5	$247.2	$1,814.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial purpose secured by 1-4 family:
Pass	$82.3	$53.7	$33.7	$20.7	$15.5	$34.9	$17.5	$258.3
Special mention	0.5	0.5	0.3	0.1	0.5	0.8	0.8	3.5
Substandard	2.4	1.0	4.8	0.3	1.4	1.0	0.1	11.0
Total	$85.2	$55.2	$38.8	$21.1	$17.4	$36.7	$18.4	$272.8
Agricultural:
Pass	$47.4	$18.1	$10.7	$4.2	$3.0	$1.3	$130.9	$215.6
Special mention	1.5	0.7	0.4	—	0.1	0.3	13.4	16.4
Substandard	3.7	1.5	4.2	0.6	0.1	0.4	3.6	14.1
Total	$52.6	$20.3	$15.3	$4.8	$3.2	$2.0	$147.9	$246.1
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

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$491.1	$113.9	$57.2	$47.8	$65.7	$234.6	$—	$1,010.3
Nonperforming	0.1	0.7	—	—	—	1.2	—	2.0
Total	$491.2	$114.6	$57.2	$47.8	$65.7	$235.8	$—	$1,012.3
Consumer home equity and HELOC:
Performing	$12.0	$7.1	$7.1	$9.7	$4.7	$14.4	$328.1	$383.1
Nonperforming	0.1	0.2	—	—	0.1	0.4	0.1	0.9
Total	$12.1	$7.3	$7.1	$9.7	$4.8	$14.8	$328.2	$384.0
Consumer indirect:
Performing	$334.5	$187.9	$117.9	$73.8	$47.6	$42.6	$—	$804.3
Nonperforming	0.1	0.2	0.1	0.2	0.1	0.1	—	0.8
Total	$334.6	$188.1	$118.0	$74.0	$47.7	$42.7	$—	$805.1
Consumer direct and advance line:
Performing	$47.1	$29.4	$28.1	$11.9	$5.3	$8.6	$19.9	$150.3
Nonperforming	0.1	—	0.1	—	—	—	0.1	0.3
Total	$47.2	$29.4	$28.2	$11.9	$5.3	$8.6	$20.0	$150.6
The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of December 31, 2020	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$69.6	$66.3	$1.5	$137.4
Nonperforming	0.6	0.3	—	0.9
Total	$70.2	$66.6	$1.5	$138.3

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
There were no material purchases of portfolio loans and no material sales of loans held for investment during the three and nine months ended December 31, 2020 or 2019.

Purchased Credit Deteriorated Loans
The Company has purchased loans acquired in business combinations, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. See “Note 2 - Acquisitions” included in this report, for additional details.

(7)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2020	2019
Land	$52.9	$50.8
Buildings and improvements	349.5	330.1
Furniture and equipment	88.9	94.2
Total premises and equipment	491.3	475.1
Less accumulated depreciation	(179.0)	(169.1)
Premises and equipment, net	$312.3	$306.0
Depreciation expense was $25.8 million, $23.3 million, and $16.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note 18—Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    COMPANY-OWNED LIFE INSURANCE
Company-owned life insurance consists of the following:

December 31,	2020	2019
Key executive, principal shareholder	$3.1	$4.4
Key executive split dollar	7.0	7.0
Group life	286.3	282.4
Total	$296.4	$293.8
The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3.1 million and $4.4 million at December 31, 2020 and 2019, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $7.0 million at December 31, 2020 and 2019, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $286.3 million and $282.4 million at December 31, 2020 and 2019, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement at the election of each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured’s designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured’s designated beneficiary if the insured is employed by the Company at the time of death.
(9)    OTHER REAL ESTATE OWNED
Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2020	2019	2018
Balance at beginning of year	$8.5	$14.4	$10.1
OREO acquired through acquisitions	—	2.4	0.6
Additions	3.3	14.1	12.1
Capitalized improvements	—	0.3	—
Valuation adjustments	(0.1)	(0.9)	(0.1)
Dispositions	(9.2)	(21.8)	(8.3)
Balance at end of year	$2.5	$8.5	$14.4
Write-downs of $0.1 million, $0.9 million, and $0.1 million during 2020, 2019, and 2018, respectively, were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals.
The carrying value of foreclosed residential real estate properties included in other real estate owned was zero as of December 31, 2020 and $2.3 million as of December 31, 2019. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.2 million and $0.4 million as of December 31, 2020 and December 31, 2019, respectively.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets)
Non-hedging interest rate derivatives:
Interest rate swap contracts	$799.7	$52.0	$503.2	$21.9
Interest rate lock commitments	101.9	3.3	67.8	1.3
Total derivative assets	$901.6	$55.3	$571.0	$23.2

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets)
Derivatives designated as hedges:
Interest rate swap contracts	$87.6	$0.2	$—	$—
Non-hedging interest rate derivatives:
Interest rate swap contracts	799.7	$52.0	503.2	$21.9
Forward loan sales contracts	126.8	1.1	128.0	0.3
Total derivative liabilities	$1,014.1	$53.3	$631.2	$22.2
There were no material effects of derivative instruments in cash flow hedging relationships on the consolidated statements of income at December 31, 2020.
Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting arrangements. Master netting arrangements allow the Company to settle all contracts held with a single counterparty on a net basis and to offset net contract position with related collateral where applicable.
The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets as of the periods indicated:

	December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$52.0	$—	$52.0	$—	$17.2	$34.8
Mortgage related derivatives	3.3	—	3.3	—	—	3.3
Total derivatives	55.3	—	55.3	—	17.2	38.1
Total assets	$55.3	$—	$55.3	$—	$17.2	$38.1

Financial Liabilities
Interest rate swap contracts	$52.2	$—	$52.2	$—	$—	$52.2
Mortgage related derivatives	1.1	—	1.1	—	—	1.1
Total derivatives	53.3	—	53.3	—	—	53.3
Repurchase agreements	1,091.4		1,091.4	—	1,091.4	—
Total liabilities	$1,144.7	$—	$1,144.7	$—	$1,091.4	$53.3

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
The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in accumulated other comprehensive income and other non-interest income in the Company’s statements of income:

As of or For The Year Ended December 31,	2020	2019	2018
Derivatives designated as hedges:
Amount of loss recognized in other comprehensive income (effective portion)	$(0.1)	$—	$—
Reclassification adjustment for derivative net gain included in income	(0.1)	—	—
Non-hedging interest rate derivatives:
Amount of gain recognized in other non-interest income	—	—	0.3
Amount of net fee income recognized in other non-interest income	7.7	2.5	1.3
Amount of net gains (losses) recognized in mortgage banking revenues	$1.2	$0.3	$(0.5)
(11)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2020	2019	2018
Balance at beginning of year	$30.6	$27.7	$24.8
Originations of mortgage servicing rights	11.7	7.3	6.0
Amortization expense	(8.0)	(4.4)	(3.1)
Balance at end of year	34.3	30.6	27.7
Less valuation reserve	(10.3)	(0.4)	—
Balance at end of year, net of valuation reserve	$24.0	$30.2	$27.7

Principal balance of serviced loans underlying mortgage servicing rights	$3,585.5	$3,710.1	$3,698.2
Mortgage servicing rights as a percentage of serviced loans	0.67%	0.81%	0.75%
At December 31, 2020, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $24.0 million and 3.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.3% to 10.0% and monthly prepayment speeds ranging from 1.2% to 2.5% depending upon the risk characteristics of the underlying loans. At December 31, 2019, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $34.8 million and 6.0 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 9.3% to 11.0% and monthly prepayment speeds ranging from 0.6% to 1.5% depending upon the risk characteristics of the underlying loans. There were no material impairments reversed in 2020, 2019 and 2018, respectively. No permanent impairment was recorded in 2020, 2019, or 2018.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(12)    DEPOSITS
Deposits are summarized as follows:

December 31,	2020	2019
Non-interest bearing demand	$4,633.5	$3,426.5
Interest bearing:
Demand	4,118.9	3,195.4
Savings	4,405.9	3,591.6
Time, $100 and over	419.3	651.1
Time, other	639.4	798.9
Total interest bearing	9,583.5	8,237.0
Total deposits	$14,217.0	$11,663.5
Other time deposits include zero and $2.9 million brokered deposits as of December 31, 2020 and 2019, respectively, and deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $97.3 million and $117.7 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company had time deposits of $193.0 million and $278.4 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.
Maturities of time deposits at December 31, 2020 are as follows:

	Time, $100 and Over	Total Time
Due within 3 months or less	$65.8	$271.1
Due after 3 months and within 6 months	77.2	190.8
Due after 6 months and within 12 months	173.0	355.5
Due within 2022	81.7	171.1
Due within 2023	7.3	30.0
Due within 2024	4.0	15.2
Due within 2025 and thereafter	10.3	25.0
Total	$419.3	$1,058.7
Interest expense on time deposits of $100 and over was $6.5 million, $11.5 million, and $5.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(13)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2020	2019
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$98.6	$—
Subsidiaries:
8.00% finance lease obligation with term ending October 25, 2029	1.1	1.2
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	5.0	5.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until December 31, 2025 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
Total long-term debt	$112.4	$13.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Maturities of long-term debt at December 31, 2020 were as follows:
2021	$0.1
2022	5.2
2023	0.1
2024	0.1
2025	0.1
Thereafter	106.8
Total	$112.4
The Company has available lines of credit with the FHLB of approximately $1,697.5 million, subject to collateral availability. As of December 31, 2020 and 2019, there were no long or short-term advances outstanding with the FHLB.
The Company has a financing lease obligation on a banking office. Assets acquired under the financing lease, consist solely of a building and leasehold improvements, and are included in premises and equipment subject to depreciation.
On May 15, 2020, the Company completed a public offering of $100.0 million fixed-to-floating rate subordinated notes due May 15, 2030 (the “Notes”). The debt is included in Tier 2 capital for the Company. The Company may elect to redeem the Notes, in whole or in part, on any early redemption date which is any interest payment date on or after May 15, 2025 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The Company may also redeem the Notes, in whole but not in part, upon certain conditions as defined in the indenture agreement. Any early redemption of the Notes will be subject to regulatory approval.
From and including the date of issuance to, but excluding, May 15, 2025, or earlier redemption date, the Notes bear interest at an initial fixed rate of 5.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on November 15, 2020. From and including May 15, 2025 to, but excluding, May 15, 2025, or earlier redemption date, the Notes will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Indenture Agreement), plus 518.0 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2025.
Unamortized debt issuance costs of $1.4 million are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
The Notes are unsecured, subordinated obligations of the Company and: (i) rank junior to all of the Company’s existing and future senior indebtedness; (ii) rank equal in right of payment with any of the Company’s existing and future subordinated indebtedness; (iii) rank senior to the Company’s obligations relating to any junior subordinated debt securities issued to its capital trust subsidiaries; (iv) are effectively subordinated to all of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (v) are structurally subordinated to all of the existing and future liabilities and obligations of the Company’s subsidiaries, including deposit liabilities and claims of other creditors of the Company’s bank subsidiary, First Interstate Bank.
Proceeds from the private placement of subordinated notes were used for general corporate purposes.
Additionally, the Company borrowed or assumed through acquisitions $12.6 million as of December 31, 2020 and 2019, related to New Market Tax Credits. The long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from July 29, 2022 through December 31, 2041, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
As of December 31, 2020 and 2019, the Company had no material other borrowed funds.
The Company has federal funds lines of credit with third parties amounting to $205.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $478.6 million secured by a blanket pledge of indirect consumer loans, and has an unused $50.0 million revolving line of credit with U.S. Bank National Association.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(14)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors seven wholly-owned business trusts, Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, and Trust VII (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $84.4 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $2.6 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.
A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2020	2019
October 2007	January 1, 2038	$10.3	$10.3
November 2007	December 15, 2037	15.5	15.5
December 2007	December 15, 2037	20.6	20.6
December 2007	April 1, 2038	15.5	15.5
January 2008	April 1, 2038	10.3	10.3
January 2008	April 1, 2038	10.3	10.3
June 2005	June 30, 2035	4.5	4.4
Total subordinated debentures held by subsidiary trusts		$87.0	$86.9
In October 2007, the Company issued $10.3 million of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2020, the interest rate on the Subordinated Debentures was 2.48%.
In November 2007, the Company issued $15.5 million of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2020, the interest rate on the Subordinated Debentures was 2.97%.
In December 2007, the Company issued $20.6 million of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2020, the interest rate on the Subordinated Debentures was 2.62%.
In December 2007, the Company issued $15.5 million of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2020 the interest rate on the Subordinated Debentures was 2.93%.
In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2020 the interest rate on the Subordinated Debentures was 2.98%.
In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2020, the interest rate on the Subordinated Debentures was 2.98%.
In conjunction with the acquisition of Northwest in August 2018, the Company acquired Northwest Bancorporation Capital Trust I (“Trust VII”). The Northwest Trust was formed for the exclusive purpose of issuing an aggregate of $5.0 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Northwest Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $0.2 million of common equity securities to Northwest. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Northwest Subordinated Debentures”)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
issued by Northwest. The Subordinated Debentures bore interest at a fixed rate of 5.95% for five years after issuance until June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 1.70% per annum. As of December 31, 2020 the interest rate on the Subordinated Debentures was 1.94%.
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
The Company had 40,335,113 shares of Class A common stock and 21,760,686 shares of Class B common stock outstanding as of December 31, 2020. The Company had 43,129,085 shares of Class A common stock and 22,117,254 shares of Class B common stock outstanding as of December 31, 2019.
During 2020, the Company issued 19,491 shares of its Class A common stock with an aggregate value of $0.6 million to directors for their service on the Company’s board of directors during 2020. During 2019, the Company issued 22,417 shares of its Class A common stock with an aggregate value of $0.8 million to directors for their service on the Company’s board of directors during 2019. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program permitting the Company to repurchase up to 2.5 million of its outstanding shares of Class A common stock. On March 23, 2020, the Company’s board of directors suspended stock repurchases in response to the COVID-19 pandemic. Effective August 24, 2020, the Company’s board of directors lifted the temporary suspension of the Company’s stock repurchase program. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares bringing the total number of shares authorized under the program to 5.5 million shares. During 2020, the Company repurchased and retired 3,538,142 shares of Class A common stock under the stock repurchase program.
All other stock repurchases during 2020 and 2019 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
On April 8, 2019, the Company issued 3,871,422 and 463,134 shares of its Class A common stock with an aggregate value of $157.3 million and $18.8 million as consideration for the acquisitions of IIBK and CMYF, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On March 16, 2020, the Company filed a universal shelf registration statement on Form S-3, which was subsequently declared effective by the SEC. The shelf registration statement allows the Company to raise additional capital from time to time through offers and sales of registered securities consisting of debt securities, preferred stock, depository shares, common stock, warrants, purchase contracts, and units or units consisting of any combination of the foregoing securities. The Company may sell these securities using the prospectus in the shelf registration statement, together with applicable prospectus supplements, from time to time, in one or more offerings.
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
The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2020	2019	2018
Net income, basic and diluted	$161.2	$181.0	$160.2
Weighted average common shares outstanding for basic earnings per share computation	63,611,891	63,645,029	57,778,857
Dilutive effects of stock-based compensation	117,579	239,839	438,266
Weighted average common shares outstanding for diluted earnings per common share computation	63,729,470	63,884,868	58,217,123

Basic earnings per common share	$2.53	$2.84	$2.77
Diluted earnings per common share	2.53	2.83	2.75
The Company had 3,094, 150, and 448 unvested time restricted stock outstanding as of December 31, 2020, 2019, and 2018 respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 291,540, 138,298, and 83,475 shares of unvested restricted stock as of December 31, 2020, 2019, and 2018, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2020, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2020, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2020 and 2019, the Bank met these requirements.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2020 and 2019 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,575.7	14.19	$888.3	8.00%	$1,165.8	10.50%	$1,110.3	10.00%
FIB	1,426.8	12.89	885.6	8.00	1,162.3	10.50	1,107.0	10.00
Tier 1 risk-based capital:
Consolidated	1,369.0	12.33	666.2	6.00	943.8	8.50	888.3	8.00
FIB	1,320.1	11.93	664.2	6.00	940.9	8.50	885.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,284.9	11.57	499.6	4.50	777.2	7.00	721.7	6.50
FIB	1,320.1	11.93	498.1	4.50	774.9	7.00	719.5	6.50
Leverage capital ratio:
Consolidated	1,369.0	8.16	671.0	4.00	671.0	4.00	838.7	5.00
FIB	1,320.1	7.88	669.7	4.00	669.7	4.00	837.2	5.00
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
(18)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $4.6 million as of December 31, 2020.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $5.1 million, $4.8 million, and $3.2 million, in 2020, 2019, and 2018, respectively.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2020, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2021	$5.6	$1.4	$7.0
2022	5.2	1.4	6.6
2023	4.0	1.1	5.1
2024	3.5	1.0	4.5
2025	3.1	1.0	4.1
Thereafter	13.4	2.0	15.4
Total	$34.8	$7.9	$42.7
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.6 million and $0.9 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2020 and 2019, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2020, 2019 and 2018. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.
A substantial portion of the Company’s clients’ ability to honor their contracts is dependent on the economy in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. The Company’s loan portfolio is diversified and assigned to risk classifications by industry concentrations and the current economic conditions. These industry concentrations of credit are taken into consideration by management in determining the allowance for credit losses.
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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments not considered unconditionally cancellable:

	December 31, 2020	December 31, 2019
Beginning balance	$—	$—
Initial impact of adopting ASC 326	2.3	—
Provision for credit loss expense	1.4	—
Ending balance of allowance for off-balance sheet credit losses	$3.7	$—

	December 31, 2020	December 31, 2019
Unused credit card lines*	$682.8	$671.8
Commitments to extend credit*	2,280.0	2,067.0
Standby letter of credit	59.0	42.7

* In conjunction with the adoption of ASC 326, the Company presented the December 31, 2019 balances to conform to the December 30, 2020 presentation.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(20)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2020	2019	2018
Current:
Federal	$42.4	$40.5	$23.1
State	12.3	8.2	7.2
Total current	54.7	48.7	30.3
Deferred:
Federal	(5.7)	3.7	12.3
State	(0.9)	1.7	3.5
Total deferred	(6.6)	5.4	15.8
Total income tax expense	$48.1	$54.1	$46.1
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year ended December 31,	2020	2019	2018
Tax expense at the statutory tax rate	$44.0	$49.4	$43.3
Increase (decrease) in tax resulting from:
Tax-exempt income	(2.1)	(2.8)	(2.8)
State income tax, net of federal income tax benefit	9.0	9.9	8.5
Benefit of stock-based compensation plans	(0.4)	(1.2)	(1.1)
Federal tax credits	(2.3)	(2.0)	(2.6)
Other, net	(0.1)	0.8	0.8
Tax expense at effective tax rate	$48.1	$54.1	$46.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2020	2019
Deferred tax assets:
Loans, principally due to allowance for credit losses	$36.5	$18.1
Loan discount	4.0	7.2
Deferred compensation	19.5	18.1
Non-performing loan interest	1.2	1.0
Other real estate owned write-downs and carrying costs	—	0.1
Tax credit carryforwards	—	0.2
Net operating loss carryforwards (1)	2.0	2.6
Lease liabilities	9.5	9.9
Other	3.2	0.9
Deferred tax assets	75.9	58.1
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(10.9)	(8.8)
Deferred loan costs	(4.4)	(2.8)
Investment securities, unrealized gains	(19.2)	(3.9)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(0.9)	(0.7)
Right of use assets	(9.2)	(9.7)
Prepaid amounts	(0.5)	(0.5)
Government agency stock dividends	(1.2)	(1.2)
Goodwill and core deposit intangibles	(50.3)	(49.2)
Mortgage servicing rights	(5.6)	(7.2)
Other	(0.9)	(0.8)
Deferred tax liabilities	(103.1)	(84.8)
Net deferred tax assets (liabilities)	$(27.2)	$(26.7)
(1) As of December 31, 2020, we had remaining federal net operating loss carryforwards of $3.4 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2030 and ending in 2036 and the state net operating losses will expire beginning in 2023 and ending in 2034. The use of these carryforwards is subject to annual limitations.
The Company had current net income tax receivables of $8.1 million and $6.1 million at December 31, 2020 and 2019, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under all other than existing share-based award plans. The 2006 Plan continues with respect to awards made prior to June 2015. All shares of common stock available for future grant under the 2006 Plan were transferred into the 2015 Plan. At December 31, 2020, there were 1,141,186 common shares available for future grant under the 2015 Plan.
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
No stock option awards were granted in 2020 or 2019. All outstanding stock option awards were fully vested as of December 31, 2016. As such, there was no compensation expense or related income tax benefits recognized related to stock option awards in 2020 or 2019. Compensation expense related to stock option awards and the related income tax benefits for the year ended December 31, 2016 were not considered material.
The following table summarizes Class A and Class B stock option activity under the Company’s active stock option plans:

Year Ended December 31, 2020	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	221,197	$15.33
Granted	—	—
Exercised	(139,795)	15.80
Forfeited	(2,084)	16.35
Expired	—	—
Outstanding options, end of year	79,318	$14.49	0.83
Outstanding options exercisable, end of year	79,318	$14.49	0.83
The total intrinsic value of fully-vested stock options outstanding as of December 31, 2020 was $2.1 million. The total intrinsic value of options exercised was $3.1 million, $4.9 million, and $4.9 million during the years ended December 31, 2020, 2019, and 2018, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.5 million, $0.9 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company received cash of $1.1 million, $1.0 million, and $1.8 million from stock option exercises during the years ended December 31, 2020, 2019, and 2018, respectively. The Company redeemed common stock with aggregate values of $1.0 million, $2.0 million, and $1.6 million tendered in payment for stock option exercises during the years ended December 31, 2020, 2019, and 2018, respectively.
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
All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $7.5 million, $8.0 million and $5.6 million was included in benefits on the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, respectively. Related income tax expense of $0.1 million was recognized for the year ended December 31, 2020 and related income tax benefit of $0.4 million and $0.2 million were recognized for the years ended December 31, 2019 and 2018, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents information regarding the Company’s restricted stock:

As of December 31, 2020	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	363,022	$41.47
Granted	332,085	28.56
Vested	(135,366)	40.11
Forfeited	(34,912)	35.50
Canceled	—	—
Restricted stock, end of year	524,829	$33.65
During 2020, the Company issued 332,085 restricted common shares. The 2020 restricted share awards included 1,352 additional shares related to the 2017 performance restricted stock grants and 196,278 performance restricted shares, of which 98,139 vest in varying percentages upon achievement of defined return on equity performance goals, and 98,139 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the 2020 performance restricted shares is also contingent on employment as of March 15, 2023. Additionally, 134,455 time-restricted shares were issued during 2020 that vest one-third on each annual anniversary of the grant date through February 15, 2023, contingent on continued employment through the vesting date.
As of December 31, 2020, there was $9.5 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.33 years.
(22)    EMPLOYEE BENEFIT PLANS
Profit Sharing Plan. The Company had a noncontributory profit sharing plan which was terminated on January 1, 2020. All employees, other than temporary employees, working 20 hours or more per week were eligible to participate in the profit sharing plan. The Company’s Board of Directors authorized all contributions to the profit sharing plan. Participants became 100% vested upon the completion of two years of vesting service. Accrued contribution expense for this plan of $2.1 million and $2.4 million in 2019 and 2018, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% and 5% of the participating employee’s eligible compensation in 2020 and 2019, respectively. Contribution expense for this plan of $8.9 million, $7.0 million, and $6.3 million in 2020, 2019, and 2018, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
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
The Plan’s unfunded benefit obligation of $0.3 million and $0.4 million as of December 31, 2020 and 2019, respectively, is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. Net periodic benefit costs of $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in employee benefits expense in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(23)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2020	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gains during period	$61.8	$15.8	$46.0
Reclassification adjustment for net gains included in net income	(0.3)	(0.1)	(0.2)
Change in net unrealized loss on derivatives	0.2	—	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.5)	(0.1)	(0.4)
Total other comprehensive income	$61.2	$15.6	$45.6

Year Ended December 31, 2019	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gains during period	$54.9	$14.1	$40.8
Reclassification adjustment for net gains included in net income	(0.1)	—	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	(1.6)	(4.4)
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.8)	(0.1)	(0.7)
Total other comprehensive income	$48.0	$12.4	$35.6

Year Ended December 31, 2018	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(13.9)	$(3.6)	$(10.3)
Reclassification adjustment for net loss included in net income	0.1	—	0.1
Change in unamortized loss on available-for-sale securities transferred into held-to-maturity	1.6	0.4	1.2
Defined benefits post-retirement benefit plan:
Change in net actuarial loss	(0.6)	(0.1)	(0.5)
Total other comprehensive loss	$(12.8)	$(3.3)	$(9.5)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Year ended December 31,	2020	2019
Net unrealized gain on investment securities available-for-sale	$56.8	$10.6
Net unrealized loss on derivatives	(0.2)	—
Net actuarial gain on defined benefit post-retirement benefit plans	—	0.4
Net accumulated other comprehensive income (loss)	$56.6	$11.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(24)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2020	2019
Condensed balance sheets:
Cash and cash equivalents	$123.2	$147.1
Investment in bank subsidiary	1,986.6	1,899.3
Advances to subsidiaries, net	41.0	48.9
Other assets	61.3	61.7
Total assets	$2,212.1	$2,157.0

Other liabilities	$66.7	$56.2
Long-term debt	98.6	—
Subordinated debentures held by subsidiary trusts	87.0	86.9
Total liabilities	252.3	143.1
Stockholders’ equity	1,959.8	2,013.9
Total liabilities and stockholders’ equity	$2,212.1	$2,157.0

Years Ended December 31,	2020	2019	2018
Condensed statements of income:
Dividends from subsidiaries	$130.0	$178.0	$148.5
Other interest income	0.1	0.3	0.1
Other income, primarily management fees from subsidiaries	28.7	25.9	17.0
Total income	158.8	204.2	165.6
Salaries and benefits	31.5	34.2	25.3
Interest expense	6.6	4.7	4.5
Acquisition expenses	—	17.0	8.1
Other operating expenses, net	15.6	14.8	14.5
Total expenses	53.7	70.7	52.4
Earnings before income tax benefit	105.1	133.5	113.2
Income tax benefit	(6.1)	(11.9)	(9.3)
Income before undistributed earnings of subsidiaries	111.2	145.4	122.5
Undistributed earnings of subsidiaries	50.0	35.6	37.7
Net income	$161.2	$181.0	$160.2

Years Ended December 31,	2020	2019	2018
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$161.2	$181.0	$160.2
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(50.0)	(35.6)	(37.7)
Stock-based compensation expense	7.5	8.0	5.6
Other, net	(13.6)	8.1	16.4
Net cash provided by operating activities	105.1	161.5	144.5
Cash flows from investing activities:
Acquisition of bank holding company, net of cash and cash equivalents received	—	—	(14.7)
Net cash used in investing activities	—	—	(14.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2020	2019	2018
Cash flows from financing activities:
Net (decrease) increase in advances from subsidiaries	16.7	(6.6)	(9.9)
Proceeds from issuance of long-term debt	98.6	—	—
Repayment of long-term debt	—	—	(26.0)
Proceeds from issuance of common stock, net of stock issuance costs	1.1	1.0	1.8
Purchase and retirement of common stock	(116.8)	(2.5)	(1.0)
Dividends paid to common stockholders	(128.6)	(79.2)	(64.1)
Net cash used in financing activities	(129.0)	(87.3)	(99.2)
Net change in cash and cash equivalents	(23.9)	74.2	30.6
Cash and cash equivalents, beginning of year	147.1	72.9	42.3
Cash and cash equivalents, end of year	$123.2	$147.1	$72.9
There were no, $176.1 million, $173.3 million in 2020, 2019 and 2018, respectively, of noncash financing activities for the issuance of common stock were related to the CMYF and IIBK acquisitions in 2019, and the INB acquisition in 2018.
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
The three levels of inputs that may be used to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2020 and 2019.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2 and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2020 and 2019.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
State, county, and municipal securities	$465.9	$—	$465.9	$—
Obligations of U.S. government agencies	331.9	—	331.9	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	2,897.6	—	2,897.6	—
Private mortgage-backed securities	10.9	—	10.9	—
Corporate securities	302.2	—	302.2	—
Other investments	0.2	—	0.2	—
Loans held for sale	74.0	—	74.0	—
Derivative assets:
Interest rate swap contracts	52.0	—	52.0	—
Interest rate lock commitments	3.3	—	3.3	—
Derivative liabilities:
Interest rate swap contracts	52.2	—	52.2	—
Forward loan sales contracts	1.1	—	1.1	—
Deferred compensation plan assets	19.1	—	19.1	—
Deferred compensation plan liabilities	19.1	—	19.1	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$9.0	$—	$9.0	$—
State, county, and municipal securities	80.9	—	80.9	—
Obligations of U.S. government agencies	366.8	—	366.8	—
U.S. agency mortgage-backed securities & collateralized mortgage obligations	2,317.2	—	2,317.2	—
Private mortgage-backed securities	47.2	—	47.2	—
Corporate securities	135.7	—	135.7	—
Other investments	3.2	—	3.2	—
Loans held for sale	100.9	—	100.9	—
Derivative assets:
Interest rate swap contracts	21.9	—	21.9	—
Interest rate lock commitments	1.3	—	1.3	—
Derivative liabilities:
Interest rate swap contracts	21.9	—	21.9	—
Forward loan sales contracts	0.3	—	0.3	—
Deferred compensation plan assets	18.2	—	18.2	—
Deferred compensation plan liabilities	18.2	—	18.2	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Collateral-dependent loans*	$14.7	$—	$—	$14.7	$(2.8)
Long-lived assets to be disposed of by sale	5.3	—	—	5.3	(0.2)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans*	$27.6	$—	$—	$27.6	$(13.7)
Other real estate owned	2.2	—	—	2.2	(1.2)
Long-lived assets to be disposed of by sale	6.2	—	—	6.2	(0.2)

*The Company adopted ASC 326 as of January 1, 2020 which changes the methodology of impaired loans. The comparable period presents impaired loans under previously applicable GAAP.
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2020, certain collateral-dependent loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations of $2.8 million resulting in a reported fair value of $14.7 million. As of December 31, 2019, certain impaired loans with a carrying value of $41.3 million were reduced by specific valuation allowance allocations of $3.6 million and partial loan charge-offs of $10.1 million resulting in a reported fair value of $27.6 million.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.5 million, which was reduced by write-downs of $0.2 million charged to other expense, resulting in a reported fair value of $5.3 million. As of December 31, 2019, the Company had long-lived assets to be disposed of by sale with carrying values of $6.4 million, reduced by write-downs of $0.2 million, resulting in a fair value of $6.2 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans*	$14.7	Appraisal	Appraisal adjustment	0%	-	18%	(9%)
Long-lived assets to be disposed of by sale	5.3	Appraisal	Appraisal adjustment	0%	-	0%	0%

As of December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans*	$27.6	Appraisal	Appraisal adjustment	0%	-	56%	(22%)
Other real estate owned	2.2	Appraisal	Appraisal adjustment	8%	-	65%	(27%)
Long-lived assets to be disposed of by sale	6.2	Appraisal	Appraisal adjustment	0%	-	37%	(3%)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$2,276.8	$2,276.8	$2,276.8	$—	$—
Investment debt securities available-for-sale	4,008.7	4,008.7	—	4,008.7	—
Investment debt securities held-to-maturity	51.6	55.0	—	55.0	—
Accrued interest receivable	51.1	51.1	—	51.1	—
Mortgage servicing rights, net	24.0	24.0	—	24.0	—
Loans held for sale	74.0	74.0	—	74.0	—
Net loans held for investment	9,663.2	9,785.6	—	9,770.9	14.7
Derivative assets	55.3	55.3	—	55.3	—
Deferred compensation plan assets	19.1	19.1	—	19.1	—
Total financial assets	$16,223.8	$16,349.6	$2,276.8	$14,058.1	$14.7

Financial liabilities:
Total deposits, excluding time deposits	$13,158.3	$13,158.3	$13,158.3	$—	$—
Time deposits	1,058.7	1,061.1	—	1,061.1	—
Securities sold under repurchase agreements	1,091.4	1,091.4	—	1,091.4	—
Accrued interest payable	5.8	5.8	—	5.8	—
Long-term debt	112.4	116.5	—	116.5	—
Subordinated debentures held by subsidiary trusts	87.0	81.3	—	81.3	—
Derivative liabilities	53.3	53.3	—	53.3	—
Deferred compensation plan liabilities	19.1	19.1	—	19.1	—
Total financial liabilities	$15,586.0	$15,586.8	$13,158.3	$2,428.5	$—

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
(26)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $22.4 million and $40.3 million at December 31, 2020 and 2019, respectively. During 2020, new loans and advances on existing loans of $17.2 million were funded and loan repayments totaled $17.0 million. In addition, $18.1 million of loans were removed due to changes in related parties during the year. All deposit and loan transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.
Prior to 2020, the Company leased an aircraft from an entity wholly-owned by a member of the Scott family control group. Under the terms of the lease, the Company paid a fee for each flight hour plus certain third-party operating expenses related to the aircraft. During 2019 and 2018, the Company paid total fees and operating expenses of $22 thousand and $53 thousand respectively, for its use of the aircraft. In addition, we lease a portion of our hanger and provide pilot services to the Scott family control group’s related entity. During 2020, 2019, and 2018, the Company received payments from the related entity of $54 thousand, $30 thousand, and $25 thousand, respectively, for hangar use, pilot fees, and reimbursement of certain third-party operating expenses related to the use of the aircraft.
The Company purchases services from an entity which includes certain members of the Company’s control group. Services provided for the Company’s benefit include shareholder education and communication, strategic enterprise planning, and corporate governance consultation. During 2020, 2019, and 2018, the Company paid $85 thousand, $85 thousand, and $80 thousand, respectively, for these services. In addition, the Company provides human resource services to members of the Company’s control group. During 2020, 2019, and 2018, the Company received payments from these related parties of $0.7 million, $0.5 million, and $0.4 million, respectively, for the reimbursement of human resource services provided.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(27)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
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
The Company has elected to opt into the transition election to mitigate the effects of ASC 326 on the regulatory capital ratios relative to recent legislation in relief of COVID‑19 pandemic on the economy and financial institutions in the United States. The referenced relief allows a total five-year phase in of the CECL impact on capital and relief over the next two years for the impact on the allowance for credit losses resulting from COVID‑19. Refer to “Note 17 - Regulatory Capital” for additional details of the election.
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
ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Accounting.” In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted certain elections related to cash flow hedges which did not have a significant impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact the adoption of other expedients in the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.” In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, that clarifies an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The amendments in this Update will become effective for the Company on January 1, 2021 and are not expected to have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.
ASU 2021-01, “Reference Rate Reform (Topic 848)” In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform Topic 848, that clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments in this ASU do not apply to contract modifications made, new hedging relationships entered into, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
(28)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 28, 2021, the Company declared a quarterly dividend to common shareholders of $0.41 per share, which was paid on February 19, 2021 to shareholders of record as of February 9, 2021.
As part of the U.S. government’s response to COVID-19, the CARES Act enacted a number of measures to mitigate the impact of the COVID-19 pandemic on the U.S. economy. For instance, the CARES Act created a new guaranteed, unsecured loan program under the Small Business Administration, or SBA, called the Payroll Protection Program, or the PPP, which the Company participated in, designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits, and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll during the pandemic period. The RELIEF Act extended the program, beginning in January 2021, for which the Company is actively participating in assisting our customers with applications for resources through the program and as of February 19, 2021 has approved more than 3,150 applications, for approximately $296.3 million.
No other events requiring recognition or disclosure were identified.

(a)2. Financial statement schedules
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the respective financial statements or in notes thereto.
(a)3. Exhibits

Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2019).

3.2*	Fourth Amended and Restated Bylaws.

4.1*	Description of securities registered under Section 12 of the Securities Exchange Act (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2019)

4.2	An Indenture, dated May 15, 2020, between First Interstate BancSystem, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	First Supplemental Indenture, dated May 15, 2020, between First Interstate BancSystem, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

10.1	Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985 and addendum thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2017)

10.2†	First Interstate BancSystem’s Deferred Compensation Plan dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, File No. 333-164380, filed on March 23, 2010)

10.3†	First Amendment to the First Interstate BancSystem’s Deferred Compensation Plan dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.6†	First Interstate BancSystem, Inc. 2006 Equity Compensation Plan, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-193543, filed on January 24, 2014)

10.8†	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan , amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.11*†	First Interstate BancSystem, Inc. Director Compensation Summary

10.12†	Executive Employment Agreement between First Interstate BancSystem, Inc. and Kevin P. Riley dated April 3, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 5, 2018)

10.13†	Executive Employment Agreement between First Interstate BancSystem, Inc. and Marcy D. Mutch dated April 3, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 5, 2018)

10.15†	Executive Employment Agreement between First Interstate BancSystem, Inc. and Jodi Delahunt Hubbell dated April 3, 2018 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.16†	Executive Employment Agreement between First Interstate BancSystem, Inc. and Philip G. Gaglia dated April 3, 2018 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the fiscal year ended December 31, 2010)

21.1*	Subsidiaries of First Interstate BancSystem, Inc.

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

    † Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished (not filed) herewith.
(b)Exhibits
See Item 15(a)3 above.
(c)Financial Statements Schedules
See Item 15(a)2 above.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 26, 2021
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID L. JAHNKE	February 26, 2021
	David L. Jahnke, Chair of the Board	Date

By:	/s/ ALICE S. CHO	February 26, 2021
	Alice S. Cho, Director	Date

By:	/s/ DANA L. CRANDALL	February 26, 2021
	Dana L. Crandall, Director	Date

By:	/s/ DENNIS L. JOHNSON	February 26, 2021
	Dennis L. Johnson, Director	Date

By:	/s/ JAMES R. SCOTT	February 26, 2021
	James R. Scott, Director	Date

By:	/s/ JAMES R. SCOTT, JR.	February 26, 2021
	James R. Scott, Jr., Director	Date

By:	/s/ JONATHAN R. SCOTT	February 26, 2021
	Jonathan R. Scott, Director	Date

By:	/s/ JOHN M. HEYNEMAN, JR.	February 26, 2021
	John M. Heyneman, Jr., Director	Date

By:	/s/ JOYCE A. PHILLIPS	February 26, 2021
	Joyce Phillips, Director	Date

By:	/s/ PATRICIA L. MOSS	February 26, 2021
	Patricia L. Moss, Director	Date

By:	/s/ ROSS E. LECKIE	February 26, 2021
	Ross E. Leckie, Director	Date

By:	/s/ STEPHEN B. BOWMAN	February 26, 2021
	Stephen B. Bowman, Director	Date

By:	/s/ KEVIN P. RILEY	February 26, 2021
	Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

By:	/s/ MARCY D. MUTCH	February 26, 2021
	Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date