Form 10-Q
period 2021-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2021-05-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 31, 2021 – Class A common stock	41,583,430
March 31, 2021 – Class B common stock	20,646,913

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$254.0	$261.4
Interest bearing deposits in banks	1,941.9	2,015.3
Federal funds sold	0.1	0.1
Total cash and cash equivalents	2,196.0	2,276.8
Investment securities:
Available-for-sale	4,020.1	4,008.7
Held-to-maturity, net (estimated fair values of $855.6 and $55.0 at March 31, 2021 and December 31, 2020, respectively)	866.3	51.6
Total investment securities	4,886.4	4,060.3
Mortgage loans held for sale, at fair value	57.2	74.0
Loans held for investment, net of deferred fees and costs	9,863.2	9,807.5
Allowance for credit losses	136.6	144.3
Net loans held for investment	9,726.6	9,663.2
Goodwill	621.6	621.6
Company-owned life insurance	297.6	296.4
Premises and equipment, net of accumulated depreciation	305.5	312.3
Core deposit intangibles, net of accumulated amortization	48.6	51.2
Accrued interest receivable	50.0	51.1
Mortgage servicing rights, net of accumulated amortization and impairment reserve	28.0	24.0
Other real estate owned (“OREO”)	2.2	2.5
Other assets	223.7	215.3
Total assets	$18,443.4	$17,648.7
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,004.0	$4,633.5
Interest bearing	10,090.0	9,583.5
Total deposits	15,094.0	14,217.0
Securities sold under repurchase agreements	1,052.6	1,091.4
Accounts payable and accrued expenses	133.8	144.4
Accrued interest payable	6.9	5.8
Deferred tax liability, net	19.9	27.2
Long-term debt	112.4	112.4
Allowance for credit losses on off-balance sheet credit exposures	3.4	3.7
Subordinated debentures held by subsidiary trusts	87.0	87.0
Total liabilities	16,510.0	15,688.9
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of March 31, 2021 or December 31, 2020	—	—
Common stock	938.5	941.1
Retained earnings	988.2	962.1
Accumulated other comprehensive income, net	6.7	56.6
Total stockholders’ equity	1,933.4	1,959.8
Total liabilities and stockholders’ equity	$18,443.4	$17,648.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$107.8	$112.0
Interest and dividends on investment securities:
Taxable	15.8	17.2
Exempt from federal taxes	1.4	0.5
Interest on deposits in banks	0.3	2.5
Total interest income	125.3	132.2
Interest expense:
Interest on deposits	2.3	7.3
Interest on securities sold under repurchase agreements	0.1	0.5
Interest on other debt	1.5	0.3
Interest on subordinated debentures held by subsidiary trusts	0.7	1.0
Total interest expense	4.6	9.1
Net interest income	120.7	123.1
(Reversal of) provision for credit losses	(5.1)	29.0
Net interest income after provision for (reversal of) credit losses	125.8	94.1
Non-interest income:
Payment services revenues	10.2	10.2
Mortgage banking revenues	11.6	10.9
Wealth management revenues	6.3	6.2
Service charges on deposit accounts	3.8	5.4
Other service charges, commissions, and fees	2.1	2.1
Investment securities gains (losses), net	—	—
Other income	4.1	3.6
Total non-interest income	38.1	38.4
Non-interest expense:
Salaries and wages	39.0	39.9
Employee benefits	16.1	14.2
Outsourced technology services	8.1	7.8
Occupancy, net	7.3	7.3
Furniture and equipment	4.4	2.8
OREO expense, net of income	(0.1)	(0.5)
Professional fees	3.4	2.7
FDIC insurance premiums	1.6	1.6
Core deposit intangibles amortization	2.5	2.9
Other expenses	16.1	16.3
Total non-interest expense	98.4	95.0
Income before income tax expense	65.5	37.5
Income tax expense	14.1	8.2
Net income	$51.4	$29.3

Earnings per common share (Basic)	$0.83	$0.45
Earnings per common share (Diluted)	0.83	0.45
Weighted average common shares outstanding (Basic)	61,591,877	64,790,186
Weighted average common shares outstanding (Diluted)	61,714,063	64,937,107
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$51.4	$29.3
Other comprehensive (loss) income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(66.8)	39.2
Unrealized gain on derivatives	(0.1)	—
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	—	(0.2)
Other comprehensive (loss) income, before tax	(66.9)	39.0
Changes in deferred taxes related to other comprehensive loss (income)	17.0	(10.2)
Other comprehensive (loss) income, net of tax	(49.9)	28.8
Comprehensive income, net of tax	$1.5	$58.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	51.4	—	51.4
Other comprehensive loss, net of tax expense	—	—	(49.9)	(49.9)
Common stock transactions:
127,180 common shares purchased and retired	(5.4)	—	—	(5.4)
604 common shares issued	—	—	—	—
239,525 non-vested common shares issued	—	—	—	—
19,068 non-vested common shares forfeited or canceled	—	—	—	—
40,663 stock options exercised, net of 6,177 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	2.4	—	—	2.4
Common cash dividends declared ($0.41 per share)	—	(25.3)	—	(25.3)
Balance at March 31, 2021	$938.5	$988.2	$6.7	$1,933.4

Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	29.3	—	29.3
Other comprehensive income, net of tax expense	—	—	28.8	28.8
Common stock transactions:
1,093,259 common shares purchased and retired	(32.6)	—	—	(32.6)
327,367 non-vested common shares issued	—	—	—	—
2,570 non-vested common shares forfeited or canceled	—	—	—	—
73,351 stock options exercised, net of 23,175 shares tendered in payment of option price and income tax withholding amounts	0.6	—	—	0.6
Stock-based compensation expense	1.4	—	—	1.4
Common cash dividends declared ($0.94 per share)	—	(61.2)	—	(61.2)
Balance at March 31, 2020	$1,018.7	$897.6	$39.8	$1,956.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$51.4	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(5.1)	29.0
Net gain on disposal of premises and equipment	(0.4)	(0.1)
Depreciation and amortization	11.4	9.7
Net premium amortization on investment securities	7.7	2.4
Realized and unrealized net gains on mortgage banking activities	(3.9)	(9.1)
Net gain on sale of investments in unrelated entities	—	(1.0)
Net gain on sale of OREO	(0.1)	(0.6)
Mortgage servicing rights (recovery) impairment	(5.9)	2.9
Deferred taxes	9.6	(4.4)
Net increase in cash surrender value of company-owned life insurance	(1.2)	(1.5)
Stock-based compensation expense	2.4	1.4
Originations of mortgage loans held for sale	(156.4)	(211.3)
Proceeds from sales of mortgage loans held for sale	177.2	224.9
Changes in operating assets and liabilities:
Decrease in interest receivable	1.1	0.4
Increase in other assets	(7.8)	(34.9)
Increase (decrease) in accrued interest payable	1.1	(1.8)
(Decrease) increase in accounts payable and accrued expenses	(10.6)	6.0
Net cash provided by operating activities	70.5	41.3
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(825.1)	—
Available-for-sale	(378.6)	(419.0)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	9.3	22.0
Available-for-sale	293.7	415.5
Extensions of credit to clients, net of repayments	(60.7)	7.1
Recoveries of loans charged-off	2.0	1.5
Proceeds from sale of OREO	0.7	1.8
Proceeds from sale of investments in unrelated entities	—	2.2
Capital expenditures, net of sales	(0.5)	(4.9)
Net cash (used in) provided by investing activities	$(959.2)	$26.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Net increase (decrease) in deposits	$877.0	$(98.4)
Net decrease in securities sold under repurchase agreements	(38.8)	(83.5)
Proceeds from issuance of common stock	0.4	0.6
Purchase and retirement of common stock	(5.4)	(32.6)
Dividends paid to common stockholders	(25.3)	(61.2)
Net cash provided by (used in) financing activities	807.9	(275.1)
Net decrease in cash and cash equivalents	(80.8)	(207.6)
Cash and cash equivalents at beginning of period	2,276.8	1,076.8
Cash and cash equivalents at end of period	$2,196.0	$869.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$21.0	$11.5
Cash paid during the period for interest expense	3.5	10.9

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	3.2
Transfer of loans to other real estate owned	0.3	0.9
Capitalization of internally originated mortgage servicing rights	0.1	2.0

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2021 and December 31, 2020, the results of operations, changes in stockholders’ equity, and cash flows for each of the three month period ended March 31, 2021 and 2020, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2020 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the March 31, 2021 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
(2)    Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$1.0	$—	$—	$1.0
State, county, and municipal securities	458.0	1.8	(14.7)	445.1
Obligations of U.S. government agencies	334.9	0.4	(11.8)	323.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,866.0	56.3	(20.8)	2,901.5
Private mortgage-backed securities	6.5	0.1	—	6.6
Corporate securities	344.6	3.7	(5.9)	342.4
Total	$4,011.0	$62.3	$(53.2)	$4,020.1

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$74.1	$2.7	$(0.9)	$75.9
U.S agency residential mortgage-backed securities & collateralized mortgage obligations	788.2	0.2	(12.8)	775.6
Corporate securities	3.9	0.1	—	4.0
Other investments	0.1	—	—	0.1
Total	$866.3	$3.0	$(13.7)	$855.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
State, county, and municipal securities	$462.1	$4.8	$(1.0)	$465.9
Obligations of U.S. government agencies	332.9	1.0	(2.0)	331.9
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,830.8	69.3	(2.5)	2,897.6
Private mortgage-backed securities	10.9	0.1	(0.1)	10.9
Corporate securities	295.8	6.5	(0.1)	302.2
Other investments	0.2	—	—	0.2
Total	$3,932.7	$81.7	$(5.7)	$4,008.7

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$46.6	$3.2	$—	$49.8
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1.0	0.1	—	1.1
Corporate securities	3.9	0.1	—	4.0
Other investments	0.1	—	—	0.1
Total	$51.6	$3.4	$—	$55.0

There were no material gross realized gains and no material gross losses on the disposition of available-for-sale investment securities during the three month periods ended March 31, 2021 and 2020.
As of March 31, 2021, the Company had general obligation securities with amortized costs of $60.9 million included in state, county, and municipal securities, of which $25.6 million, or 42.0%, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020. There were no held-to-maturity securities in a continuous unrealized loss position at December 31, 2020.

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county, and municipal securities	$444.8	$(14.7)	$—	$—	$444.8	$(14.7)
Obligations of U.S. government agencies	323.6	(11.8)	—	—	323.6	(11.8)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,750.0	(20.7)	11.3	(0.1)	2,761.3	(20.8)
Corporate securities	342.3	(5.9)	—	—	342.3	(5.9)
Total	$3,860.7	$(53.1)	$11.3	$(0.1)	$3,872.0	$(53.2)

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	$775.6	$(12.8)	$—	$—	$775.6	$(12.8)
State, county, and municipal securities	75.9	(0.9)	—	—	75.9	(0.9)
Total	$851.5	$(13.7)	$—	$—	$851.5	$(13.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county, and municipal securities	$148.1	$(1.0)	$—	$—	$148.1	$(1.0)
Obligations of U.S. government agencies	235.6	(2.0)	—	—	235.6	(2.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	434.0	(2.4)	12.3	(0.1)	446.3	(2.5)
Private mortgage-backed securities	—	—	4.3	(0.1)	4.3	(0.1)
Corporate securities	20.9	(0.1)	—	—	20.9	(0.1)
Total	$838.6	$(5.5)	$16.6	$(0.2)	$855.2	$(5.7)

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
The Company had 292 and 181 individual available-for-sale investment securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively, related primarily to fluctuations in current interest rates. As of March 31, 2021, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not have the intent to sell any of the available-for-sale securities in the above table and it is more likely than not that the Company will not have to sell any securities before a recovery in cost. There were no material allowances for credit loss as of March 31, 2021 or December 31, 2020 for available-for-sale or held-to-maturity securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. As of March 31, 2021, the Company had variable rate mortgage-backed securities with an amortized cost of $235.8 million classified as available-for-sale in the table below. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$977.9	$948.3	$341.0	$335.7
After one year but within five years	1,124.4	1,335.7	195.6	194.0
After five years but within ten years	1,062.5	1,038.5	147.5	146.9
After ten years	846.2	697.6	182.2	179.0
Total	$4,011.0	$4,020.1	$866.3	$855.6

As of March 31, 2021, the Company held investment securities callable within one year with amortized costs and estimated fair values of $265.1 million and $258.6 million, respectively. These investment securities are primarily included in the “after five years but within ten years” category in the table above. As of March 31, 2021, the Company held no callable structured notes.
As of March 31, 2021 and December 31, 2020, the Company recorded amortized costs of $2,257.0 million and $2,323.0 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of March 31, 2021 and December 31, 2020 of $2,290.8 million and $2,383.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	March 31, 2021	December 31, 2020
Real estate loans:
Commercial	$3,718.7	$3,743.2
Construction loans:
Land acquisition & development	263.2	265.0
Residential	242.1	250.9
Commercial	581.0	523.5
Total construction loans	1,086.3	1,039.4
Residential	1,488.8	1,396.3
Agricultural	218.8	220.6
Total real estate loans	6,512.6	6,399.5
Consumer loans:
Indirect	782.9	805.1
Direct and advance lines	139.7	150.6
Credit card	64.6	70.2
Total consumer loans	987.2	1,025.9
Commercial	2,181.1	2,153.9
Agricultural	214.7	247.6
Other, including overdrafts	1.5	1.6
Loans held for investment	9,897.1	9,828.5
Deferred loan fees and costs	(33.9)	(21.0)
Loans held for investment, net of deferred fees and costs	9,863.2	9,807.5
Allowance for credit losses	(136.6)	(144.3)
Net loans held for investment	$9,726.6	$9,663.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(2.5)	$—	$—	$23.0
Owner occupied	18.3	(0.8)	(0.1)	—	17.4
Multi-family	11.0	0.8	—	—	11.8
Total commercial real estate	54.8	(2.5)	(0.1)	—	52.2
Construction:
Land acquisition & development	1.3	(0.2)	—	0.1	1.2
Residential construction	1.6	(0.2)	—	—	1.4
Commercial construction	7.3	(0.2)	—	0.1	7.2
Total construction	10.2	(0.6)	—	0.2	9.8
Residential real estate:
Residential 1-4 family	11.4	0.1	—	—	11.5
Home equity and HELOC	1.4	—	(0.1)	0.1	1.4
Total residential real estate	12.8	0.1	(0.1)	0.1	12.9
Agricultural real estate	2.7	0.1	—	—	2.8
Total real estate	80.5	(2.9)	(0.2)	0.3	77.7
Consumer:
Indirect	16.7	—	(1.3)	0.6	16.0
Direct and advance lines	4.6	0.7	(0.8)	0.3	4.8
Credit card	2.6	(0.7)	(0.6)	0.2	1.5
Total consumer	23.9	—	(2.7)	1.1	22.3
Commercial:
Commercial and floor plans	34.2	(1.8)	(1.8)	0.4	31.0
Commercial purpose secured by 1-4 family	4.7	(0.2)	—	0.2	4.7
Credit card	0.3	0.2	(0.2)	—	0.3
Total commercial	39.2	(1.8)	(2.0)	0.6	36.0
Agricultural:
Agricultural	0.7	(0.1)	—	—	0.6
Total agricultural	0.7	(0.1)	—	—	0.6
Total allowance for credit losses	$144.3	$(4.8)	$(4.9)	$2.0	$136.6

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended March 31, 2020	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adopting ASC 326	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$2.0	$—	$—	$15.7
Owner occupied	10.0	3.5	2.2	—	—	15.7
Multi-family	0.7	6.9	0.5	—	—	8.1
Total commercial real estate	19.5	15.3	4.7	—	—	39.5
Construction:
Land acquisition & development	1.9	(0.1)	0.1	(0.5)	—	1.4
Residential construction	1.5	(0.9)	0.5	—	—	1.1
Commercial construction	2.7	1.3	2.1	—	—	6.1
Total construction	6.1	0.3	2.7	(0.5)	—	8.6
Residential real estate:
Residential 1-4 family	1.8	10.6	0.5	—	—	12.9
Home equity and HELOC	1.0	0.5	(0.1)	—	—	1.4
Total residential real estate	2.8	11.1	0.4	—	—	14.3
Agricultural real estate	0.5	1.8	0.3	—	—	2.6
Total real estate	28.9	28.5	8.1	(0.5)	—	65.0
Consumer:
Indirect	4.5	8.8	3.9	(1.2)	0.7	16.7
Direct and advance lines	2.9	3.0	0.4	(1.0)	0.2	5.5
Credit card	2.5	0.3	0.4	(0.8)	0.2	2.6
Total consumer	9.9	12.1	4.7	(3.0)	1.1	24.8
Commercial:
Commercial and floor plans	25.5	(5.1)	13.5	(0.8)	0.4	33.5
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.4	(0.1)	—	4.4
Credit card	1.2	(1.1)	0.4	(0.2)	—	0.3
Total commercial	32.6	(10.0)	16.3	(1.1)	0.4	38.2
Agricultural:
Agricultural	1.6	(0.6)	0.1	—	—	1.1
Total agricultural	1.6	(0.6)	0.1	—	—	1.1
Total allowance for credit losses	$73.0	$30.0	$29.2	$(4.6)	$1.5	$129.1

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of March 31, 2021	Business Assets	Real Property	Other	Total
Real estate	$—	$9.6	$—	$9.6
Commercial	6.6	1.3	0.4	8.3
Agricultural	1.3	0.8	—	2.1
Total collateral-dependent	$7.9	$11.7	$0.4	$20.0

	Collateral Type
As of December 31, 2020	Business Assets	Real Property	Other	Total
Real estate	$1.3	$6.5	$1.1	$8.9
Commercial	6.1	1.3	0.4	7.8
Agricultural	—	0.8	—	0.8
Total collateral-dependent	$7.4	$8.6	$1.5	$17.5
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due are still accruing interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2021	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$7.9	$1.5	$0.4	$9.8	$3,696.7	$12.2	$3,718.7
Construction:
Land acquisition & development	0.5	0.1	0.1	0.7	261.9	0.6	263.2
Residential	0.1	—	0.2	0.3	241.8	—	242.1
Commercial	—	—	—	—	581.0	—	581.0
Total construction loans	0.6	0.1	0.3	1.0	1,084.7	0.6	1,086.3
Residential	4.1	0.4	1.1	5.6	1,479.4	3.8	1,488.8
Agricultural	0.8	—	—	0.8	212.3	5.7	218.8
Total real estate loans	13.4	2.0	1.8	17.2	6,473.1	22.3	6,512.6
Consumer:
Indirect consumer	3.9	0.9	0.2	5.0	776.0	1.9	782.9
Other consumer	0.8	0.1	0.1	1.0	138.4	0.3	139.7
Credit card	0.5	0.3	0.4	1.2	63.4	—	64.6
Total consumer loans	5.2	1.3	0.7	7.2	977.8	2.2	987.2
Commercial	2.4	1.0	1.5	4.9	2,166.7	9.5	2,181.1
Agricultural	0.9	0.1	0.4	1.4	210.3	3.0	214.7
Other, including overdrafts	—	—	—	—	1.5	—	1.5
Loans held for investment	$21.9	$4.4	$4.4	$30.7	$9,829.4	$37.0	$9,897.1

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
(1) As of March 31, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three months ended March 31, 2021 and 2020, respectively. Additionally, no material accrued interest was reversed at March 31, 2021 and 2020.
Troubled Debt Restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower in connection with the ongoing loan collection processes. Loan modifications typically include interest rate changes, interest only periods of less than twelve months, short-term payment deferrals and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not otherwise consider. Certain troubled debt restructurings are on non-accrual status at the time of restructuring and may be returned to accrual status if the borrower has sustained repayment performance in accordance with the restructuring agreement for a period of at least six months and management is reasonably assured of the borrower’s future performance. If the troubled debt restructuring meets these performance criteria, and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status and the accrual of interest will resume. Loans that return to performing status will continue to be individually evaluated for credit deterioration.
The 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided financial institutions with options on the treatment of troubled debt restructurings, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company can elect: (1) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructuring; and/or (2) to suspend any determination of a loan modified as being a troubled debt restructuring as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions end the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company renegotiated loans in troubled debt restructurings in the amount of $12.2 million as of March 31, 2021, of which $9.1 million were included in non-accrual loans and $3.1 million were on accrual status. As of March 31, 2021, the Company allocated $1.5 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
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
The Company had no material new troubled debt restructurings during the three months ended March 31, 2021.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2021 or 2020.
The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three months ended March 31, 2021. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended March 31, 2021 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $94.4 million as of March 31, 2021. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, the Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Credit Quality Indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt including, among other factors, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial loans and commercial real estate loans. This analysis is performed no less than on an annual basis, dependent upon the size of exposure and the financial reporting frequency to which the borrower is contractually obligated. Homogeneous loans, including small business loans, are typically managed by payment performance. The Company risk rates its loans internally in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies to internally risk rate loans. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
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
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$99.4	$472.0	$294.7	$194.0	$101.0	$461.3	$20.8	$1,643.2
Special mention	—	1.9	1.9	0.7	—	19.6	—	24.1
Substandard	4.0	15.7	2.7	1.0	1.2	14.5	—	39.1
Total	$103.4	$489.6	$299.3	$195.7	$102.2	$495.4	$20.8	$1,706.4

Commercial real estate owner occupied:
Pass	$70.4	$402.7	$300.3	$196.7	$119.3	$454.7	$7.0	$1,551.1
Special mention	0.5	7.1	1.7	4.0	4.2	35.6	—	53.1
Substandard	0.9	5.1	6.8	13.4	3.6	20.8	0.2	50.8
Doubtful	—	0.2	—	—	0.2	—	—	0.4
Total	$71.8	$415.1	$308.8	$214.1	$127.3	$511.1	$7.2	$1,655.4

Commercial multi-family:
Pass	$19.8	$120.8	$54.6	$22.5	$39.4	$98.9	$0.8	$356.8
Substandard	—	—	—	—	—	0.1	—	0.1
Total	$19.8	$120.8	$54.6	$22.5	$39.4	$99.0	$0.8	$356.9

Land, acquisition and development:
Pass	$30.3	$95.6	$51.4	$20.9	$28.6	$30.5	$1.3	$258.6
Special mention	—	0.2	0.1	—	0.4	1.1	0.5	2.3
Substandard	0.6	0.2	—	0.9	0.2	0.2	0.1	2.2
Doubtful	—	—	—	—	—	0.1	—	0.1
Total	$30.9	$96.0	$51.5	$21.8	$29.2	$31.9	$1.9	$263.2

Residential construction:
Pass	$27.9	$64.6	$58.2	$1.1	$3.4	$0.1	$86.6	$241.9
Substandard	—	—	—	0.2	—	—	—	0.2
Total	$27.9	$64.6	$58.2	$1.3	$3.4	$0.1	$86.6	$242.1

Commercial construction:
Pass	$61.1	$257.6	$191.7	$43.2	$11.0	$5.8	$9.1	$579.5
Special mention	—	—	—	1.5	—	—	—	1.5
Total	$61.1	$257.6	$191.7	$44.7	$11.0	$5.8	$9.1	$581.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural real estate:
Pass	$14.4	$45.8	$42.3	$26.4	$16.4	$36.2	$4.4	$185.9
Special mention	0.6	2.5	6.7	1.1	1.5	2.0	1.0	15.4
Substandard	—	1.4	5.2	3.3	0.9	6.6	0.1	17.5
Total	$15.0	$49.7	$54.2	$30.8	$18.8	$44.8	$5.5	$218.8

Commercial and floor plans:
Pass	$880.1	$231.3	$137.0	$122.7	$64.3	$125.6	$231.1	$1,792.1
Special mention	0.5	16.0	1.3	3.1	6.5	4.0	4.3	35.7
Substandard	1.5	6.4	1.4	1.6	0.6	5.3	5.1	21.9
Doubtful	—	0.3	0.3	—	—	0.4	0.2	1.2
Total	$882.1	$254.0	$140.0	$127.4	$71.4	$135.3	$240.7	$1,850.9

Commercial purpose secured by 1-4 family:
Pass	$15.3	$75.6	$50.7	$30.5	$19.1	$44.7	$16.1	$252.0
Special mention	—	0.2	0.5	1.0	0.1	1.1	0.4	3.3
Substandard	0.4	2.5	0.8	1.6	0.3	1.9	0.1	7.6
Total	$15.7	$78.3	$52.0	$33.1	$19.5	$47.7	$16.6	$262.9

Agricultural:
Pass	$20.1	$36.2	$13.7	$9.4	$3.7	$3.1	$102.9	$189.1
Special mention	0.6	1.0	0.6	0.3	—	0.3	11.4	14.2
Substandard	0.3	0.7	1.3	2.7	0.6	0.4	3.8	9.8
Total	$21.0	$37.9	$15.6	$12.4	$4.3	$3.8	$118.1	$213.1
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

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$151.1	$504.4	$93.6	$48.8	$39.5	$268.3	$1.5	$1,107.2
Nonperforming	—	0.2	0.7	—	0.2	1.6	—	2.7
Total	$151.1	$504.6	$94.3	$48.8	$39.7	$269.9	$1.5	$1,109.9

Consumer home equity and HELOC:
Performing	$3.0	$10.7	$6.1	$6.4	$8.1	$17.0	$325.6	$376.9
Nonperforming	—	—	0.4	—	0.6	0.9	0.1	2.0
Total	$3.0	$10.7	$6.5	$6.4	$8.7	$17.9	$325.7	$378.9

Consumer indirect:
Performing	$70.5	$304.8	$165.8	$101.9	$62.2	$75.6	$—	$780.8
Nonperforming	—	0.3	0.6	0.4	0.2	0.6	—	2.1
Total	$70.5	$305.1	$166.4	$102.3	$62.4	$76.2	$—	$782.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer direct and advance line:
Performing	$9.8	$41.4	$25.3	$23.6	$10.0	$11.7	$17.4	$139.2
Nonperforming	—	—	0.1	0.2	—	0.1	0.1	0.5
Total	$9.8	$41.4	$25.4	$23.8	$10.0	$11.8	$17.5	$139.7
The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of March 31, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.2	$67.1	$1.5	$132.8
Nonperforming	0.4	0.3	0.1	0.8
Total	$64.6	$67.4	$1.6	$133.6

There were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2021 or 2020.

(4)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$2.5	$8.5
Additions	0.3	0.9
Dispositions	(0.6)	(1.2)
Ending balance	$2.2	$8.2
There were no foreclosed residential real estate properties included in other real estate owned as of March 31, 2021 and December 31, 2020. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of zero and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

(5)    Derivatives and Hedging Activities
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

	March 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative Assets (included in other assets on the consolidated balance sheets):
Non-hedging interest rate derivatives:
Interest rate swap contracts	$853.8	$46.8	$799.7	$52.0
Interest rate lock commitments	90.9	1.1	101.9	3.3
Forward loan sales contracts	106.0	1.5	—	—
Total derivative assets	$1,050.7	$49.4	$901.6	$55.3

Derivative Liabilities (included in accounts payable and accrued expenses on the consolidated balance sheets):
Derivatives designated as hedges:
Interest rate swap contracts	$87.6	$0.2	$87.6	$0.2

Non-hedging interest rate derivatives:
Interest rate swap contracts	853.8	46.8	799.7	52.0
Forward loan sales contracts	—	—	126.8	1.1
Total derivative liabilities	$941.4	$47.0	$1,014.1	$53.3
There were no material effects of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2021.

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
The following table illustrates the potential effect of the Company’s master netting arrangements, by type of financial instrument, on the Company’s consolidated balance sheets for the periods indicated:

	March 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$46.8	$—	$46.8	$17.5	$12.4	$16.9
Mortgage related derivatives	2.6	—	2.6	—	—	2.6
Total derivatives	49.4	—	49.4	17.5	12.4	19.5
Total assets	$49.4	$—	$49.4	$17.5	$12.4	$19.5

Financial Liabilities
Interest rate swap contracts	$47.0	$—	$47.0	$17.5	$—	$29.5
Total derivatives	47.0	—	47.0	17.5	—	29.5
Repurchase agreements	1,052.6		1,052.6	—	1,052.6	—
Total liabilities	$1,099.6	$—	$1,099.6	$17.5	$1,052.6	$29.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts in the Balance Sheet	Financial Instruments	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Financial Assets
Interest rate swap contracts	$52.0	$—	$52.0	$—	$17.2	$34.8
Mortgage related derivatives	3.3	—	3.3	—	—	3.3
Total derivatives	55.3	—	55.3	—	17.2	38.1
Total assets	$55.3	$—	$55.3	$—	$17.2	$38.1

Financial Liabilities
Interest rate swap contracts	$52.2	$—	$52.2	$—	$—	$52.2
Mortgage related derivatives	1.1	—	1.1	—	—	1.1
Total derivatives	53.3	—	53.3	—	—	53.3
Repurchase agreements	1,091.4	—	1,091.4	—	1,091.4	—
Total liabilities	$1,144.7	$—	$1,144.7	$—	$1,091.4	$53.3
The following table presents the pre-tax gains or losses related to derivative contracts that were recorded in other non-interest income in the Company’s statements of income:

	Three Months Ended March 31,
	2021	2020
Non-hedging interest rate derivatives:
Amount of net fee income recognized in other non-interest income	$1.1	$1.0
Amount of net gains recognized in mortgage banking revenues	0.3	4.5

(6)    Capital Stock
The Company had 41,583,430 shares of Class A common stock and 20,646,913 shares of Class B common stock outstanding as of March 31, 2021. The Company had 40,335,113 shares of Class A common stock and 21,760,686 shares of Class B common stock outstanding as of December 31, 2020.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program where the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares for a total of 5.5 million shares. During the three months ended March 31, 2021, the Company repurchased and retired 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. The shares of common stock repurchased under the program during the period represented 1.3% of the total 5.5 million shares authorized to be repurchased. As of March 31, 2021, there were 1.9 million shares remaining authorized under the repurchase program. All other stock repurchases during the three months ended March 31, 2021 and 2020, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
During the three months ended March 31, 2021, the Company issued 604 shares of its Class A common stock to directors for their service on the Company's board of directors. The aggregate value of the shares issued to the directors was included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders' equity.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net income	$51.4	$29.3
Weighted average common shares outstanding for basic earnings per share computation	61,591,877	64,790,186
Dilutive effects of stock-based compensation	122,186	146,921
Weighted average common shares outstanding for diluted earnings per common share computation	61,714,063	64,937,107

Basic earnings per common share	$0.83	$0.45
Diluted earnings per common share	$0.83	$0.45

Anti-dilutive unvested time restricted stock	92,602	113,468
The Company had 368,793 and 309,410 shares of unvested restricted stock as of March 31, 2021 and 2020, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(8)    Regulatory Capital
As of March 31, 2021 and December 31, 2020, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2021 and December 31, 2020 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,597.3	14.04%	$910.1	8.00%	$1,194.4	10.50%	$1,137.6	10.00%
FIB	1,437.1	12.67	907.4	8.00	1,191.0	10.50	1,134.3	10.00
Tier 1 risk-based capital:
Consolidated	1,396.4	12.28	682.5	6.00	966.9	8.50	910.1	8.00
FIB	1,336.3	11.78	680.6	6.00	964.1	8.50	907.4	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,309.4	11.51	511.9	4.50	796.3	7.00	739.4	6.50
FIB	1,336.3	11.78	510.4	4.50	794.0	7.00	737.3	6.50
Leverage capital ratio:
Consolidated	1,396.4	8.12	687.7	4.00	687.7	4.00	859.6	5.00
FIB	1,336.3	7.75	689.3	4.00	689.3	4.00	861.6	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,575.7	14.19%	$888.3	8.00%	$1,165.8	10.50%	$1,110.3	10.00%
FIB	1,426.8	12.89	885.6	8.00	1,162.3	10.50	1,107.0	10.00
Tier 1 risk-based capital:
Consolidated	1,369.0	12.33	666.2	6.00	943.8	8.50	888.3	8.00
FIB	1,320.1	11.93	664.2	6.00	940.9	8.50	885.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,284.9	11.57	499.6	4.50	777.2	7.00	721.7	6.50
FIB	1,320.1	11.93	498.1	4.50	774.9	7.00	719.5	6.50
Leverage capital ratio:
Consolidated	1,369.0	8.16	671.0	4.00	671.0	4.00	838.7	5.00
FIB	1,320.1	7.88	669.7	4.00	669.7	4.00	837.2	5.00
(1) The ratios for the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis.
In connection with the adoption of CECL, or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected to opt into the transition election and is adopting transition relief over the permissible five-year period.
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
As of March 31, 2021, the Company had commitments under construction contracts of $5.0 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.6 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2021.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$3.7	$—
Initial impact of adopting ASC 326	—	2.3
Provision for (reversal of) credit loss expense	(0.3)	(0.2)
Ending balance of allowance for off-balance sheet credit losses	$3.4	$2.1

	March 31, 2021	December 31, 2020
Unused credit card lines	$684.2	$682.8
Commitments to extend credit	2,302.1	2,280.0
Standby letter of credit	61.9	59.0

(11)    Other Comprehensive Income/Loss
The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Investment securities available-for sale:
Change in net unrealized (loss) gain during period	$(66.8)	$39.2	$(17.0)	$10.3	$(49.8)	$28.9
Unrealized gain on derivatives	(0.1)	—	—	—	(0.1)	—
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	—	(0.2)	—	(0.1)	—	(0.1)
Total other comprehensive (loss) income	$(66.9)	$39.0	$(17.0)	$10.2	$(49.9)	$28.8

The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	March 31, 2021	December 31, 2020
Net unrealized gains on investment securities available-for-sale	$6.8	$56.8
Net unrealized loss on derivatives	(0.1)	(0.2)
Net accumulated other comprehensive gains	$6.7	$56.6

(12)    Fair Value Measurements
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2021 and 2020.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2021 and 2020.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$1.0	$—	$1.0	$—
State, county, and municipal securities	445.1	—	445.1	—
Obligations of U.S. government agencies	323.5	—	323.5	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,901.5	—	2,901.5	—
Private mortgage-backed securities	6.6	—	6.6	—
Corporate securities	342.4	—	342.4	—
Loans held for sale	57.2	—	57.2	—
Derivative assets:
Interest rate swap contracts	46.8	—	46.8	—
Interest rate lock commitments	1.1	—	1.1	—
Forward loan sale contracts	1.5	—	1.5	—
Derivative liabilities:
Interest rate swap contracts	47.0	—	47.0	—
Deferred compensation plan assets	18.9	—	18.9	—
Deferred compensation plan liabilities	18.9	—	18.9	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
State, county and municipal securities	$465.9	$—	465.9	$—
Obligations of U.S. government agencies	331.9	—	331.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,897.6	—	2,897.6	—
Private mortgage-backed securities	10.9	—	10.9	—
Corporate securities	302.2	—	302.2	—
Other investments	0.2	—	0.2	—
Loans held for sale	74.0	—	74.0	—
Derivative assets:
Interest rate swap contracts	52.0	—	52.0	—
Interest rate lock commitments	3.3	—	3.3	—
Derivative liabilities
Interest rate swap contracts	52.2	—	52.2	—
Forward loan sales contracts	1.1	—	1.1	—
Deferred compensation plan assets	19.1	—	19.1	—
Deferred compensation plan liabilities	19.1	—	19.1	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$17.2	$—	$—	$17.2
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$14.7	$—	$—	$14.7
Long-lived assets to be disposed of by sale	5.3	—	—	5.3
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2021, certain collateral-dependent loans with a carrying value of $20.0 million were reduced by specific valuation allowance allocations of $1.1 million and partial charge-offs of $1.7 million resulting in a reported fair value of $17.2 million. As of December 31, 2020, certain collateral-dependent loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations of $2.8 million resulting in a reported fair value of $14.7 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the three months ended March 31, 2021 and 2020, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2021, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.2 million, which was reduced by write-downs of $0.2 million, resulting in a fair value of $5.0 million. As of December 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.5 million, reduced by write-downs of $0.2 million, resulting in a fair value of $5.3 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2021	December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$17.2	$14.7	Appraisal	Appraisal adjustment	0%	-	18%	(9%)
Long-lived assets to be disposed of by sale	5.0	5.3	Appraisal	Appraisal adjustment	0%	-	0%	0%
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$2,196.0	$2,196.0	$2,196.0	$—	$—
Investment debt securities available-for-sale	4,020.1	4,020.1	—	4,020.1	—
Investment debt securities held-to-maturity	866.3	855.6	—	855.6	—
Accrued interest receivable	50.0	50.0	—	50.0	—
Mortgage servicing rights, net	28.0	29.0	—	29.0	—
Loans held for sale	57.2	57.2	—	57.2	—
Net loans held for investment	9,726.6	9,836.9	—	9,819.7	17.2
Derivative assets	49.4	49.4	—	49.4	—
Deferred compensation plan assets	18.9	18.9	—	18.9	—
Total financial assets	$17,012.5	$17,113.1	$2,196.0	$14,899.9	$17.2

Financial liabilities:
Total deposits, excluding time deposits	$14,057.7	$14,057.7	$14,057.7	$—	$—
Time deposits	1,036.3	1,037.2	—	1,037.2	—
Securities sold under repurchase agreements	1,052.6	1,052.6	—	1,052.6	—
Accrued interest payable	6.9	6.9	—	6.9	—
Long-term debt	112.4	120.1	—	120.1	—
Subordinated debentures held by subsidiary trusts	87.0	78.3	—	78.3	—
Derivative liabilities	47.0	47.0	—	47.0	—
Deferred compensation plan liabilities	18.9	18.9	—	18.9	—
Total financial liabilities	$16,418.8	$16,418.7	$14,057.7	$2,361.0	$—

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

(13)    Recent Authoritative Accounting Guidance
ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendments in this Update are effective for fiscal years ending after December 15, 2020, for public business entities. The amendments in this Update became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

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
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.” In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, that clarifies an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this Update became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.
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
(14)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the SEC. On April 26, 2021, the Company declared a quarterly dividend to common shareholders of $0.41 per share, to be paid on May 21, 2021 to shareholders of record as of May 11, 2021.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2020, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Interested parties are urged to read in their entirety the referenced risk factors prior to making any investment decision with respect to the Company. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. Today, we operate 147 banking offices, including detached drive-up facilities, in communities across six states—Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Real Estate Development
•Construction	•Hospitality	•Retail
•Education	•Housing	•Technology
•Energy	•Mining	•Tourism
•Governmental services	•Professional services	•Wholesale trade

Our principal business activity is lending to, accepting deposits from, and conducting financial transactions with and for individuals, businesses, municipalities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments. We also derive income from non-interest sources such as: (i) fees received in connection with various lending and deposit services; (ii) wealth management services, such as trust, employee benefit, investment, and insurance services; (iii) mortgage loan originations, sales and servicing; (iv) merchant and electronic banking services; and (v) from time-to-time, gains on sales of assets and securities.
Our principal expenses include: (i) interest expense on deposits accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) core deposit intangible amortization; and (ix) other real estate owned expenses.
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
The COVID-19 pandemic triggered a period of material economic slowdown and recent trends suggest that, while the ongoing recovery is progressing, the pace of the recovery will continue to be impacted by changing rates of positive diagnoses and the effectiveness of measures taken by U.S. and local governments. Management continues to monitor the impact of COVID-19 on the Company’s financial results, making adjustments to operations where appropriate or necessary to minimize the impact of COVID-19. As of April 23, 2021, all of our branches and lobbies were open and less than 30% of Company employees continued to work remotely. While a formal timetable has not been established for the full work force to return to our facilities, there are no limitations for our employees to be on premises and we are seeing a larger percentage of our employees at our facilities for multiple days per week. The Company continues to avoid a significant disruption to its operations. The COVID-19 pandemic has affected our operations to a limited degree, but has had varying degrees of disruptions and restrictions to our borrowers and to our borrowers’ supply chains, closures of some facilities, and decreases in demand for certain products and services. Even with the distribution of COVID-19 vaccines, recent increases in the spread of COVID-19 in multiple regions across the United States, including new strains of variants in the virus, have signaled that the scope, duration, and severity of the pandemic is not yet fully known. Although progress around vaccination efforts has the potential to generate positive economic momentum, there continues to be uncertainty as to the long-term effect on the economy and the Company.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. There have been no material changes to these factors or key components of our strategy since the filing of the most recent Form 10-K.
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as referenced in Note 1 to the unaudited financials in this quarterly report. There have been no material changes in our critical accounting estimates and policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, during the quarterly period covered by this quarterly report.

Results of Operations
The following discussion and analysis is intended to provide detail about the results of our operations and financial condition.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2021			March 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,873.1	$108.1	4.44%	$8,995.6	$112.4	5.03%
Investment securities (2)	4,445.2	17.6	1.61	3,061.3	17.8	2.34
Interest bearing deposits in banks	1,880.5	0.3	0.06	705.0	2.5	1.43
Federal funds sold	0.1	—	—	0.3	—	—
Total interest earning assets	$16,198.9	$126.0	3.15%	$12,762.2	$132.7	4.18%
Non-earning assets	1,681.8			1,698.3
Total assets	$17,880.7			$14,460.5
Interest-bearing liabilities:
Demand deposits	$4,177.7	$0.5	0.05%	$3,241.9	$0.9	0.11%
Savings deposits	4,531.3	0.3	0.03	3,628.0	1.4	0.16
Time deposits	1,039.3	1.5	0.59	1,384.3	5.0	1.45
Repurchase agreements	1,067.7	0.1	0.04	639.4	0.5	0.31
Other borrowed funds	—	—	—	0.5	—	—
Long-term debt	112.4	1.5	5.41	13.9	0.3	8.68
Subordinated debentures held by subsidiary trusts	87.0	0.7	3.26	86.9	1.0	4.63
Total interest-bearing liabilities	$11,015.4	$4.6	0.17%	$8,994.9	$9.1	0.41%
Non-interest-bearing deposits	4,704.2			3,284.0
Other non-interest-bearing liabilities	194.6			188.0
Stockholders’ equity	1,966.5			1,993.6
Total liabilities and stockholders’ equity	$17,880.7			$14,460.5
Net FTE interest income		$121.4			$123.6
Less FTE adjustments (2)		(0.7)			(0.5)
Net interest income from consolidated statements of income		$120.7			$123.1
Interest rate spread			2.98%			3.77%
Net FTE interest margin (3)			3.04			3.90
Cost of funds, including non-interest-bearing demand deposits (4)			0.12			0.30

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $10.7 million at March 31, 2021 and $1.8 million at March 31, 2020.

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

Our net interest income decreased $2.4 million, or 1.9%, to $120.7 million during the three months ended March 31, 2021, as compared to $123.1 million for the same period in 2020. The decrease was primarily the result of lower yields on interest earning assets, largely related to the March 2020 decrease in the federal funds rate and lower longer-term interest rates which were largely offset by significant growth in client deposit funds that drove growth in all earning asset categories and the addition of $12.3 million of interest income from PPP loans during the three months ended March 31, 2021.
Net interest income included interest accretion related to the fair valuation of acquired loans of $2.3 million during the three months ended March 31, 2021, of which $1.2 million was the result of early loan payoffs. This compares to interest accretion of $3.8 million during the three months ended March 31, 2020, of which $1.1 million was the result of early loan payoffs. There were no material recoveries of previously charged-off interest included in net interest income for the three months ended March 31, 2021 and 2020.
Our net FTE interest margin ratio decreased 86 basis points to 3.04% for the three months ended March 31, 2021, as compared to 3.90% for the same period in 2020. The decrease was the result of a reduction in yields on earning assets, driven by the March 2020 reduction in the federal funds rate, the shift in mix toward both investment securities, the May 2020 debt issuance by the Company, and interest-bearing deposits in banks at lower yields. Growth in earning assets, enabled by strong growth in deposits, coupled with a decline in deposit costs and income generated from PPP loans partially offset the aforementioned pressures.
Exclusive of the impact of the recovery of charged-off interest and the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 2.98% during the three months ended March 31, 2021, as compared to 3.77% for the same period in 2020, or a 79 basis point decrease.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three month period ended March 31, 2021 and 2020. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$10.9	$(15.2)	$(4.3)
Investment securities (1)	8.0	(8.2)	(0.2)
Interest bearing deposits in banks	4.1	(6.3)	(2.2)
Total change	23.0	(29.7)	(6.7)
Interest bearing liabilities:
Demand deposits	0.3	(0.7)	(0.4)
Savings deposits	0.3	(1.4)	(1.1)
Time deposits	(1.2)	(2.3)	(3.5)
Repurchase agreements	0.3	(0.7)	(0.4)
Long-term debt	2.1	(0.9)	1.2
Subordinated debentures held by subsidiary trusts	—	(0.3)	(0.3)
Total change	1.8	(6.3)	(4.5)
Increase (decrease) in FTE net interest income (1)	$21.2	$(23.4)	$(2.2)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for (Reversal of) Credit Losses
The Company recorded a reversal of provision for credit losses of $5.1 million during the three months ended March 31, 2021, as compared to a provision for credit losses of $29.0 million during same period in 2020, with the decrease attributable to both the improvement in our underlying asset quality metrics, and the significantly improved economic outlook assumptions driving our CECL model. The provision considers the impact of net charge-offs of $2.9 million, or an annualized 0.12% of average loans outstanding, for the first quarter of 2021, compared to $3.1 million, or an annualized 0.14% of average loans outstanding during same period in 2020. The reversal of the provision is comprised of a decrease in the allowance for credit losses on loans of $4.8 million and a decrease in the allowance for credit losses on off-balance sheet credit exposures of $0.3 million.
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
Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2021	2020
Payment services revenues	$10.2	$10.2	$—	—%
Mortgage banking revenues	11.6	10.9	0.7	6.4
Wealth management revenues	6.3	6.2	0.1	1.6
Service charges on deposit accounts	3.8	5.4	(1.6)	(29.6)
Other service charges, commissions and fees	2.1	2.1	—	—
Other income	4.1	3.6	0.5	13.9
Total non-interest income	$38.1	$38.4	$(0.3)	(0.8)%
Total non-interest income decreased $0.3 million, or 0.8%, to $38.1 million for the three months ended March 31, 2021, as compared to $38.4 million for the same period in 2020, primarily due to a decrease in service charges on deposit accounts due to changes in client behavior and higher deposit balances related to COVID-19 and the government stimulus payments, along with the Company’s decision to continue to support our clients by extending fee waivers. The decrease was partially offset by increases in mortgage banking revenues due to a mortgage servicing impairment recovery which was partially offset by the Company’s decision to retain a greater percentage of mortgage production and an increase in other income related to the sale of our Lynnwood branch.
Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2021	2020
Salaries and wages	$39.0	$39.9	$(0.9)	(2.3)%
Employee benefits	16.1	14.2	1.9	13.4
Outsourced technology services	8.1	7.8	0.3	3.8
Occupancy, net	7.3	7.3	—	—
Furniture and equipment	4.4	2.8	1.6	57.1
OREO expense, net of income	(0.1)	(0.5)	0.4	—
Professional fees	3.4	2.7	0.7	25.9
FDIC insurance premiums	1.6	1.6	—	—
Core deposit intangibles amortization	2.5	2.9	(0.4)	(13.8)
Other expenses	16.1	16.3	(0.2)	(1.2)
Total non-interest expense	$98.4	$95.0	$3.4	3.6%

Non-interest expense increased $3.4 million, or 3.6%, to $98.4 million during the three months ended March 31, 2021 as compared to $95.0 million during the same period in 2020, primarily as a result of increases in employee benefits which were primarily due to increases in long term incentives and health insurance claims normalizing, when compared with a year ago, and furniture and equipment due to an increase in depreciation expense related to technology implementations.
Income Tax Expense
Our effective tax rate was 21.5% for the three months ended March 31, 2021, compared to 21.9% for the three months ended March 31, 2020
Financial Condition
Total Assets
Total assets increased $794.7 million, or 4.5%, to $18,443.4 million as of March 31, 2021, from $17,648.7 million as of December 31, 2020, primarily as a result of higher levels of deposits deployed primarily into PPP loans, the investment securities portfolio, and held in cash and cash equivalents. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $55.7 million, or 0.6%, to $9,863.2 million as of March 31, 2021, as compared to $9,807.5 million as of December 31, 2020, primarily due to increased loans for commercial construction activity and residential real estate in our communities.
Total real estate loans increased $113.1 million, or 1.8%, to $6,512.6 million as of March 31, 2021, as compared to $6,399.5 million as of December 31, 2020. Within the portfolio, commercial loans decreased $24.5 million, or 0.7%, to $3,718.7 million as of March 31, 2021, as compared to $3,743.2 million as of December 31, 2020. Construction loans increased $46.9 million, or 4.5%, to $1,086.3 million as of March 31, 2021, as compared to $1,039.4 million as of December 31, 2020. Residential loans increased $92.5 million, or 6.6%, to $1,488.8 million as of March 31, 2021, as compared to $1,396.3 million as of December 31, 2020, and agricultural loans decreased $1.8 million, or 0.8%, to $218.8 million as of March 31, 2021, compared to $220.6 million as of December 31, 2020.
As a result of heightened levels of payoffs and pay-downs this quarter, total consumer loans decreased $38.7 million, or 3.8%, to $987.2 million as of March 31, 2021, from $1,025.9 million as of December 31, 2020. Within the consumer loan portfolio, indirect loans decreased $22.2 million, or 2.8% to $782.9 million as of March 31, 2021, as compared to $805.1 million as of December 31, 2020, direct loans decreased $10.9 million, or 7.2% to $139.7 million as of March 31, 2021, as compared to $150.6 million as of December 31, 2020 and credit card loans decreased $5.6 million, or 8.0%, to $64.6 million as of March 31, 2021 compared to $70.2 million as of December 31, 2020.
Primarily as a result of PPP loan activity, commercial loans increased $27.2 million, or 1.3%, to $2,181.1 million as of March 31, 2021, from $2,153.9 million as of December 31, 2020. Commercial loans included $804.4 million of PPP loans as of March 31, 2021. During the first quarter of 2021, $371.9 million of PPP loans were forgiven by the Small Business Administration and the Company originated an additional $436.6 million of PPP loans.
Agricultural operating loans decreased $32.9 million, or 13.3%, to $214.7 million as of March 31, 2021, from $247.6 million as of December 31, 2020, primarily due to seasonal payoffs and pay-downs within the portfolio.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $16.8 million, or 22.7%, to $57.2 million as of March 31, 2021, compared to $74.0 million as of December 31, 2020, primarily due to seasonal fluctuations.

Non-performing Assets
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased approximately $2.5 million, or 6.3%, to $37.0 million, as of March 31, 2021, from $39.5 million as of December 31, 2020. Accruing loans past due 90 days or more decreased $4.1 million, or 48.2%, primarily due to decreases in commercial real estate and agricultural loan portfolios. Other real estate owned decreased $0.3 million, or 12.0%, from December 31, 2020.
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2021	Percent of Total	December 31, 2020	Percent of Total
Real estate:
Commercial	$12.6	30.4%	$13.6	28.3%
Construction:
Land acquisition and development	0.7	1.7	0.8	1.7
Residential	0.2	0.5	1.1	2.3
Commercial	—	—	0.1	0.2
Total construction	0.9	2.2	2.0	4.2
Residential	4.9	11.8	5.1	10.6
Agricultural	5.7	13.8	6.2	12.9
Total real estate	24.1	58.2	26.9	56.0
Consumer	2.9	7.0	3.6	7.5
Commercial	11.0	26.6	13.0	27.1
Agricultural	3.4	8.2	4.5	9.4
Total non-performing loans	$41.4	100.0%	$48.0	100.0%
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-performing assets. Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Non-performing loans:
Non-accrual loans	$37.0	$39.5	$44.8	$49.9	$51.1
Accruing loans past due 90 days or more	4.4	8.5	9.6	7.7	12.0
Total non-performing loans	41.4	48.0	54.4	57.6	63.1
OREO	2.2	2.5	5.7	6.5	8.2
Total non-performing assets	$43.6	$50.5	$60.1	$64.1	$71.3

Troubled debt restructurings not included above (1)	$3.1	$3.2	$3.2	$3.4	$5.0

Non-accrual loans to loans held for investment	0.38%	0.40%	0.44%	0.50%	0.57%
Non-performing loans to loans held for investment	0.42	0.49	0.54	0.57	0.71
Non-performing assets to loans held for investment and OREO	0.44	0.51	0.59	0.64	0.80
Non-performing assets to total assets	0.24	0.29	0.35	0.39	0.49
(1) Accruing loans modified in trouble debt restructurings are not considered non-performing loans as the loans are performing as agreed under their modified terms and management expects performance to continue.

Allowance for Credit Losses
The Company performs a quarterly assessment of the adequacy of its allowance for credit losses in accordance with GAAP. The methodology used to assess the adequacy is consistently applied to the Company’s loans held for investment portfolio. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current and forecasted economic conditions on certain historical loan loss rates.
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
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An allowance for credit loss is recorded for the expected credit losses over the life of the loan on loans acquired without evidence of credit deterioration. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
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
The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Allowance for credit losses on loans:
Beginning balance	$144.3	$145.5	$146.1	$129.1	$73.0
Initial impact of adopting ASC 326	—	—	—	—	30.0
Provision (reversal) charged to operating expense	(4.8)	3.0	4.0	19.3	29.2
Charge offs:
Real estate
Commercial	0.1	0.1	0.2	0.1	—
Construction	—	—	—	—	0.5
Residential	0.1	—	—	—	—
Consumer	2.7	2.3	2.5	3.0	3.0
Commercial	2.0	3.4	3.7	0.9	1.1
Agricultural	—	—	—	0.1	—
Total charge-offs	4.9	5.8	6.4	4.1	4.6
Recoveries:
Real estate
Commercial	—	—	0.2	0.1	—
Construction	0.2	0.2	0.2	—	—
Residential	0.1	0.2	—	0.2	—
Consumer	1.1	0.8	1.1	0.9	1.1
Commercial	0.6	0.4	0.3	0.6	0.4
Total recoveries	2.0	1.6	1.8	1.8	1.5
Net charge-offs	2.9	4.2	4.6	2.3	3.1
Ending balance	$136.6	$144.3	$145.5	$146.1	$129.1

Allowance for off-balance sheet credit losses:
Beginning balance	$3.7	$3.5	$2.3	$2.1	$—
Initial impact of adopting ASC 326	—	—	—	—	2.3
Provision for (reversal of) credit losses	(0.3)	0.2	1.2	0.2	(0.2)
Ending balance	$3.4	$3.7	$3.5	$2.3	$2.1

Total allowance for credit losses	$140.0	$148.0	$149.0	$148.4	$131.2
Total provision for (reversal of) credit losses	(5.1)	3.2	5.2	19.5	29.0
Loans held for investment	9,863.2	9,807.5	10,152.2	10,032.5	8,918.0
Average loans	9,873.1	10,127.9	10,219.2	9,949.6	8,995.6
Net loans charged-off to average loans, annualized	0.12%	0.16%	0.18%	0.09%	0.14%
Allowance to non-accrual loans	369.19	365.32	324.78	292.79	252.64
Allowance to loans held for investment	1.38	1.47	1.43	1.46	1.45

Our allowance for credit losses on loans was $136.6 million, or 1.38% of loans held for investment as of March 31, 2021, including PPP loans, as compared to $144.3 million, or 1.47% of loans held for investment, as of December 31, 2020. The decrease in the percentage from December 31, 2020 is primarily a result of changes in the Company’s internal economic forecast. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
While the allowance for credit losses on loans of 1.38% considers the PPP loan balances, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 13 basis points higher had the PPP loan balances been excluded at March 31, 2021.
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
Investment securities increased $826.1 million, or 20.3%, to $4,886.4 million, or 26.5% of total assets, as of March 31, 2021, from $4,060.3 million, or 23.0% of total assets, as of December 31, 2020. The increase is primarily due to the investment of funds generated through deposit growth.
As of March 31, 2021, the estimated duration of our investment portfolio was 4.3 years, as compared to 3.3 years as of December 31, 2020.
As of March 31, 2021, we had available-for-sale investment securities with fair values aggregating $11.3 million that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities of $0.1 million as of March 31, 2021 were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no credit impairment was recorded during the three months ended March 31, 2021 or 2020.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $877.0 million, or 6.2%, to $15,094.0 million as of March 31, 2021, from $14,217.0 million as of December 31, 2020. The increase is primarily attributable to proceeds from government stimulus and the general economic health of our communities, resulting in higher cash balances maintained by clients.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2021	Percent of Total	December 31, 2020	Percent of Total
Non-interest-bearing demand	$5,004.0	33.2%	$4,633.5	32.6%
Interest bearing:
Demand	4,327.0	28.7	4,118.9	29.0
Savings	4,726.7	31.3	4,405.9	31.0
Time, $250 and over	185.5	1.2	192.9	1.3
Time, other (1)	850.8	5.6	865.8	6.1
Total interest bearing	10,090.0	66.8	9,583.5	67.4
Total deposits	$15,094.0	100.0%	$14,217.0	100.0%

(1)Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $104.4 million and $97.3 million as of March 31, 2021 and December 31, 2020, respectively.

Securities Sold Under Repurchase Agreement
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $38.8 million, or 3.6%, to $1,052.6 million as of March 31, 2021, from $1,091.4 million as of December 31, 2020, as a result of normal fluctuations in account balances.
Deferred Tax Asset / Liability
Our deferred tax liability, net, decreased $7.3 million, or 26.8%, to $19.9 million as of March 31, 2021, from $27.2 million as of December 31, 2020, primarily due to the decrease in our mark-to-market gains partially offset by a decrease in our allowance for credit losses.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $26.4 million, or 1.3%, to $1,933.4 million as of March 31, 2021, from $1,959.8 million as of December 31, 2020, due to stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, changes in other comprehensive loss, and cash dividends paid. This decrease was offset by retention of earnings and proceeds from stock option exercises.
On April 26, 2021, the Company’s board of directors declared a dividend of $0.41 per common share, payable on May 21, 2021, to common stockholders of record as of May 11, 2021. The dividend equates to a 3.7% annual yield based on the $44.49 average closing pricing of the Company’s common stock during the first quarter of 2021.
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
During the three months ended March 31, 2021, the Company repurchased and retired a total of 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. As of March 31, 2021, there were 1.9 million shares remaining authorized to be repurchased under the repurchase program.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2021 and December 31, 2020, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, and the issuance of preferred or common securities.
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
Recent Accounting Pronouncements
See “Note – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
As of March 31, 2021, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2021, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, such control.
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
PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings
There have been no material changes in legal proceedings as described in our Annual Report on Form 10-K for the year ended December 31, 2020 during the period covered by this quarterly report.
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 during the period covered by this quarterly report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2021.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2021.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 2021	42,700	$39.82	42,700	1,919,158
February 2021	65,822	41.98	30,000	1,889,158
March 2021	18,658	49.58	—	1,889,158
Total	127,180	$42.37	72,700	1,889,158
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan and purchases related to our stock repurchase program.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit Number	Description

10.1*	First Amendment to the First Interstate BancSystem, Inc. Deferred Compensation Plan.

10.2*	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement.

10.3*	First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Performance Time Vested Restricted Stock Grant Agreement.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 7, 2021	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 7, 2021	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer