Form 10-Q
period 2021-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2021-08-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 30, 2021 – Class A common stock	41,720,638
June 30, 2021 – Class B common stock	20,519,593

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$238.8	$261.4
Interest bearing deposits in banks	1,709.5	2,015.3
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,948.4	2,276.8
Investment securities:
Available-for-sale	3,957.8	4,008.7
Held-to-maturity, net (estimated fair values of $1,701.9 and $55.0 at June 30, 2021 and December 31, 2020, respectively)	1,685.5	51.6
Total investment securities	5,643.3	4,060.3
Mortgage loans held for sale, at fair value	48.8	74.0
Loans held for investment, net of deferred fees and costs	9,834.7	9,807.5
Allowance for credit losses	135.5	144.3
Net loans held for investment	9,699.2	9,663.2
Goodwill	621.6	621.6
Company-owned life insurance	299.0	296.4
Premises and equipment, net of accumulated depreciation	299.1	312.3
Core deposit intangibles, net of accumulated amortization	46.1	51.2
Accrued interest receivable	50.9	51.1
Mortgage servicing rights, net of accumulated amortization and impairment reserve	27.4	24.0
Other real estate owned (“OREO”)	2.0	2.5
Other assets	254.7	215.3
Total assets	$18,940.5	$17,648.7
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,416.8	$4,633.5
Interest bearing	10,148.9	9,583.5
Total deposits	15,565.7	14,217.0
Securities sold under repurchase agreements	1,038.7	1,091.4
Accounts payable and accrued expenses	132.2	144.4
Accrued interest payable	5.0	5.8
Deferred tax liability, net	25.2	27.2
Long-term debt	112.4	112.4
Allowance for credit losses on off-balance sheet credit exposures	3.4	3.7
Subordinated debentures held by subsidiary trusts	87.0	87.0
Total liabilities	16,969.6	15,688.9
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of June 30, 2021 or December 31, 2020	—	—
Common stock	941.6	941.1
Retained earnings	1,005.2	962.1
Accumulated other comprehensive income, net	24.1	56.6
Total stockholders’ equity	1,970.9	1,959.8
Total liabilities and stockholders’ equity	$18,940.5	$17,648.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$105.4	$112.1	$213.2	$224.1
Interest and dividends on investment securities:
Taxable	15.8	15.7	31.6	32.9
Exempt from federal taxes	1.4	0.5	2.8	1.0
Interest on deposits in banks	0.7	0.5	1.0	3.0
Total interest income	123.3	128.8	248.6	261.0
Interest expense:
Interest on deposits	2.2	4.5	4.5	11.8
Interest on securities sold under repurchase agreements	0.1	0.1	0.2	0.6
Interest on other debt	1.5	1.0	3.0	1.3
Interest on subordinated debentures held by subsidiary trusts	0.7	0.7	1.4	1.7
Total interest expense	4.5	6.3	9.1	15.4
Net interest income	118.8	122.5	239.5	245.6
(Reversal of) provision for credit losses	—	19.5	(5.1)	48.5
Net interest income after provision for (reversal of) credit losses	118.8	103.0	244.6	197.1
Non-interest income:
Payment services revenues	11.4	9.3	21.6	19.5
Mortgage banking revenues	9.6	14.2	21.2	25.1
Wealth management revenues	6.3	5.4	12.6	11.6
Service charges on deposit accounts	3.9	3.6	7.7	9.0
Other service charges, commissions, and fees	1.6	2.9	3.7	5.0
Investment securities gains (losses), net	(0.1)	—	(0.1)	—
Other income	2.6	4.3	6.7	7.9
Total non-interest income	35.3	39.7	73.4	78.1
Non-interest expense:
Salaries and wages	41.6	44.2	80.6	84.1
Employee benefits	14.7	10.4	30.8	24.6
Outsourced technology services	8.4	8.3	16.5	16.1
Occupancy, net	7.1	6.8	14.4	14.1
Furniture and equipment	4.1	4.2	8.5	7.0
OREO expense, net of income	—	0.1	(0.1)	(0.4)
Professional fees	3.2	3.0	6.6	5.7
FDIC insurance premiums	1.5	1.6	3.1	3.2
Core deposit intangibles amortization	2.5	2.7	5.0	5.6
Other expenses	15.9	14.3	32.0	30.6
Total non-interest expense	99.0	95.6	197.4	190.6
Income before income tax expense	55.1	47.1	120.6	84.6
Income tax expense	12.6	10.4	26.7	18.6
Net income	$42.5	$36.7	$93.9	$66.0

Earnings per common share (Basic)	$0.69	$0.57	$1.52	$1.02
Earnings per common share (Diluted)	0.69	0.57	$1.52	$1.02
Weighted average common shares outstanding (Basic)	61,657,593	64,004,455	61,624,917	64,397,320
Weighted average common shares outstanding (Diluted)	61,727,821	64,082,489	61,723,142	64,513,886
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$42.5	$36.7	$93.9	$66.0
Other comprehensive (loss) income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(0.8)	34.9	(67.6)	74.1
Reclassification adjustment for net gains included in income	0.1	—	0.1	—
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	24.8	—	24.8	—
Unrealized (gain) loss on derivatives	(0.8)	0.2	(0.9)	0.2
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	—	(0.2)	—	(0.4)
Other comprehensive income (loss), before tax	23.3	34.9	(43.6)	73.9
Changes in deferred taxes related to other comprehensive (loss) income	(5.9)	(9.5)	11.1	(19.7)
Other comprehensive (loss) income, net of tax	17.4	25.4	(32.5)	54.2
Comprehensive income, net of tax	$59.9	$62.1	$61.4	$120.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2021	$938.5	$988.2	$6.7	$1,933.4
Net income	—	42.5	—	42.5
Other comprehensive income, net of tax expense	—	—	17.4	17.4
Common stock transactions:
284 common shares purchased and retired	—	—	—	—
18,477 common shares issued	—	—	—	—
8,305 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.1	—	—	3.1
Common cash dividends declared ($0.41 per share)	—	(25.5)	—	(25.5)
Balance at June 30, 2021	$941.6	$1,005.2	$24.1	$1,970.9

Balance at March 31, 2020	$1,018.7	$897.6	$39.8	$1,956.1
Net income	—	36.7	—	36.7
Other comprehensive income, net of tax expense	—	—	25.4	25.4
Common stock transactions:
482 common shares purchased and retired	—	—	—	—
19,200 common shares issued	—	—	—	—
733 non-vested common shares issued	—	—	—	—
23,018 non-vested common shares forfeited or canceled	—	—	—	—
10,917 stock options exercised, net of 2,949 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	2.4	—	—	2.4
Common cash dividends declared ($0.34 per share)	—	(21.8)	—	(21.8)
Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Six Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	93.9	—	93.9
Other comprehensive loss, net of tax expense	—	—	(32.5)	(32.5)
Common stock transactions:
127,464 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
239,525 non-vested common shares issued	—	—	—	—
27,373 non-vested common shares forfeited or canceled	—	—	—	—
40,663 stock options exercised, net of 6,177 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	5.5	—	—	5.5
Common cash dividends declared ($0.82 per share)	—	(50.8)	—	(50.8)
Balance at June 30, 2021	$941.6	$1,005.2	$24.1	$1,970.9

Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	66.0	—	66.0
Other comprehensive income, net of tax expense	—	—	54.2	54.2
Common stock transactions:
1,093,741 common shares purchased and retired	(32.6)	—	—	(32.6)
19,491 common shares issued	—	—	—	—
328,100 non-vested common shares issued	—	—	—	—
25,588 non-vested common shares forfeited or canceled	—	—	—	—
84,268 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	0.7	—	—	0.7
Stock-based compensation expense	3.8	—	—	3.8
Common cash dividends declared ($1.28 per share)	—	(83.0)	—	(83.0)
Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$93.9	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(5.1)	48.5
Net gain on disposal of premises and equipment	(0.4)	(0.1)
Depreciation and amortization	22.3	21.2
Net premium amortization on investment securities	18.3	5.7
Net gain on investment securities transactions	0.1	—
Realized and unrealized net gains on mortgage banking activities	(10.7)	(24.9)
Net gain on sale of investments in unrelated entities	—	(1.0)
Net gain on sale of OREO	(0.2)	(0.5)
Mortgage servicing rights (recovery) impairment	(5.9)	8.4
Deferred taxes	9.0	(5.8)
Net (increase) decrease in cash surrender value of company-owned life insurance	(2.6)	0.7
Stock-based compensation expense	5.5	3.8
Originations of mortgage loans held for sale	(359.3)	(757.3)
Proceeds from sales of mortgage loans held for sale	394.3	706.7
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	0.2	(9.8)
Increase in other assets	(39.3)	(49.6)
Decrease in accrued interest payable	(0.8)	(3.3)
(Decrease) increase in accounts payable and accrued expenses	(13.2)	0.5
Net cash provided by operating activities	106.1	9.2
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(1,022.1)	—
Available-for-sale	(1,219.9)	(1,029.0)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	55.4	24.3
Available-for-sale	542.5	739.9
Extensions of credit to clients, net of repayments	(37.0)	(1,111.8)
Recoveries of loans charged-off	5.7	3.3
Proceeds from sale of OREO	1.0	3.7
Proceeds from sale of investments in unrelated entities	—	2.2
Capital expenditures, net of sales	(0.3)	(12.5)
Net cash used in investing activities	$(1,674.7)	$(1,379.9)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	$1,348.7	$1,676.9
Net (decrease) increase in securities sold under repurchase agreements	(52.7)	58.5
Repayments of long-term debt	—	(0.1)
Advances on long-term debt	—	98.5
Proceeds from issuance of common stock	0.4	0.7
Purchase and retirement of common stock	(5.4)	(32.6)
Dividends paid to common stockholders	(50.8)	(83.0)
Net cash provided by financing activities	1,240.2	1,718.9
Net (decrease) increase in cash and cash equivalents	(328.4)	348.2
Cash and cash equivalents at beginning of period	2,276.8	1,076.8
Cash and cash equivalents at end of period	$1,948.4	$1,425.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$35.7	$24.5
Cash paid during the period for interest expense	9.8	18.7

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	0.4	3.3
Transfer of loans to other real estate owned	0.3	1.2
Capitalization of internally originated mortgage servicing rights	0.9	6.3

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2021 and December 31, 2020, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and six month periods ended June 30, 2021 and 2020, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2020 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the June 30, 2021 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a description of significant accounting policies. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
(2)    Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$497.1	$—	$(0.2)	$496.9
State, county, and municipal securities	449.2	2.5	(7.2)	444.5
Obligations of U.S. government agencies	333.2	0.4	(6.7)	326.9
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,064.7	29.4	(11.9)	2,082.2
Private mortgage-backed securities	16.9	0.1	—	17.0
Collateralized loan obligations	187.3	—	—	187.3
Corporate securities	401.0	4.6	(2.6)	403.0
Total	$3,949.4	$37.0	$(28.6)	$3,957.8

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$72.4	$2.6	$(0.5)	$74.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations (1)	1,591.5	22.4	(8.6)	1,605.3
Corporate securities (1)	21.6	0.5	—	22.1
Total	$1,685.5	$25.5	$(9.1)	$1,701.9
(1) Amortized costs presented above include $24.4 million and $0.4 million of unamortized gains in U.S. agency residential mortgage-backed securities and collateralized mortgage obligations and Corporate securities, respectively, related to the 2021 second quarter transfer of securities from available-for-sale to held-to-maturity.

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

On June 7, 2021, the Company transferred debt securities with an amortized cost of $646.7 million and an estimated fair value of $672.2 million from the available-for-sale to the held-to-maturity classification. These securities consisted of residential mortgage-backed securities and collateralized mortgage obligations ($629.4 million amortized cost and $654.5 million estimated fair value) and corporate securities ($17.3 million amortized cost and $17.7 million estimated fair value) and were transferred as the Company has the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the held-to-maturity category was recorded at fair value on the date of transfer. The net unrealized gains on the transfer date are included in accumulated other comprehensive income and are being accreted over the remaining lives of the securities. This accretion is expected to offset the amortization of the related premium created by the investment securities transfer into the held-to-maturity classification, with no expected impact on future net income.
There were no material gross realized gains and no material gross losses on the disposition of available-for-sale investment securities during the three and six month periods ended June 30, 2021 and 2020.
As of June 30, 2021, the Company had general obligation securities with amortized costs of $59.1 million included in state, county, and municipal securities, of which $41.6 million, or 70.4%, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in an unrealized loss position as of June 30, 2021 and December 31, 2020. There were no held-to-maturity securities in an unrealized loss position at December 31, 2020.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$496.9	$(0.2)	$—	$—	$496.9	$(0.2)
State, county, and municipal securities	260.3	(7.2)	—	—	260.3	(7.2)
Obligations of U.S. government agencies	293.7	(6.7)	—	—	293.7	(6.7)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	870.9	(11.9)	—	—	870.9	(11.9)
Corporate securities	196.2	(2.6)	—	—	196.2	(2.6)
Total	$2,118.0	$(28.6)	$—	$—	$2,118.0	$(28.6)

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	$742.0	$(8.6)	$—	$—	$742.0	$(8.6)
State, county, and municipal securities	29.3	(0.5)	—	—	29.3	(0.5)
Total	$771.3	$(9.1)	$—	$—	$771.3	$(9.1)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county, and municipal securities	$148.1	$(1.0)	$—	$—	$148.1	$(1.0)
Obligations of U.S. government agencies	235.6	(2.0)	—	—	235.6	(2.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	434.0	(2.4)	12.3	(0.1)	446.3	(2.5)
Private mortgage-backed securities	—	—	4.3	(0.1)	4.3	(0.1)
Corporate securities	20.9	(0.1)	—	—	20.9	(0.1)
Total	$838.6	$(5.5)	$16.6	$(0.2)	$855.2	$(5.7)

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
As of June 30, 2021 and December 31, 2020, the Company had 260 and 181 individual investment securities, respectively, that were in an unrealized loss position, related primarily to fluctuations in current interest rates. As of June 30, 2021, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not intend to sell any of the available-for-sale securities in the above table and the Company does not anticipate it will have to sell any securities before a recovery in cost. There were no material allowances for credit loss as of June 30, 2021 or December 31, 2020 for available-for-sale or held-to-maturity securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. In the table below, the Company had variable rate mortgage-backed and corporate securities which had an amortized cost of $291.6 million and were classified as available-for-sale as of June 30, 2021. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
June 30, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$624.8	$723.9	$682.2	$688.1
After one year but within five years	1,516.3	1,626.9	393.3	398.2
After five years but within ten years	1,062.4	935.5	272.9	276.0
After ten years	745.9	671.5	337.1	339.6
Total	$3,949.4	$3,957.8	$1,685.5	$1,701.9

As of June 30, 2021, the Company held investment securities callable within one year with amortized costs and estimated fair values of $151.2 million and $149.1 million, respectively. These investment securities are primarily included in the “after five years but within ten years” category in the table above. As of June 30, 2021, the Company held no callable structured notes.
As of June 30, 2021 and December 31, 2020, the Company recorded amortized costs of $2,425.7 million and $2,323.0 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of June 30, 2021 and December 31, 2020 of $2,456.0 million and $2,383.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	June 30, 2021	December 31, 2020
Real estate loans:
Commercial	$3,753.4	$3,743.2
Construction loans:
Land acquisition & development	261.1	265.0
Residential	263.5	250.9
Commercial	632.0	523.5
Total construction loans	1,156.6	1,039.4
Residential	1,577.7	1,396.3
Agricultural	223.5	220.6
Total real estate loans	6,711.2	6,399.5
Consumer loans:
Indirect	773.7	805.1
Direct and advance lines	134.8	150.6
Credit card	64.4	70.2
Total consumer loans	972.9	1,025.9
Commercial	1,959.4	2,153.9
Agricultural	217.7	247.6
Other, including overdrafts	6.0	1.6
Loans held for investment	9,867.2	9,828.5
Deferred loan fees and costs	(32.5)	(21.0)
Loans held for investment, net of deferred fees and costs	9,834.7	9,807.5
Allowance for credit losses	(135.5)	(144.3)
Net loans held for investment	$9,699.2	$9,663.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended June 30, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$23.0	$(0.2)	$—	$0.1	$22.9
Owner occupied	17.4	1.4	(2.2)	—	16.6
Multi-family	11.8	(0.2)	—	—	11.6
Total commercial real estate	52.2	1.0	(2.2)	0.1	51.1
Construction:
Land acquisition & development	1.2	(0.4)	(0.1)	0.3	1.0
Residential construction	1.4	0.2	(0.1)	—	1.5
Commercial construction	7.2	0.9	(0.1)	—	8.0
Total construction	9.8	0.7	(0.3)	0.3	10.5
Residential real estate:
Residential 1-4 family	11.5	1.9	—	—	13.4
Home equity and HELOC	1.4	(0.1)	—	0.1	1.4
Total residential real estate	12.9	1.8	—	0.1	14.8
Agricultural real estate	2.8	0.2	—	—	3.0
Total real estate	77.7	3.7	(2.5)	0.5	79.4
Consumer:
Indirect	16.0	(0.2)	(0.8)	0.8	15.8
Direct and advance lines	4.8	—	(0.4)	0.2	4.6
Credit card	1.5	0.3	(0.4)	0.2	1.6
Total consumer	22.3	0.1	(1.6)	1.2	22.0
Commercial:
Commercial and floor plans	31.0	(3.4)	(0.3)	1.7	29.0
Commercial purpose secured by 1-4 family	4.7	(0.4)	(0.1)	0.2	4.4
Credit card	0.3	—	(0.1)	0.1	0.3
Total commercial	36.0	(3.8)	(0.5)	2.0	33.7
Agricultural:
Agricultural	0.6	—	(0.2)	—	0.4
Total agricultural	0.6	—	(0.2)	—	0.4
Total allowance for credit losses	$136.6	$—	$(4.8)	$3.7	$135.5

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Six Months Ended June 30, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(2.7)	$—	$0.1	$22.9
Owner occupied	18.3	0.6	(2.3)	—	16.6
Multi-family	11.0	0.6	—	—	11.6
Total commercial real estate	54.8	(1.5)	(2.3)	0.1	51.1
Construction:
Land acquisition & development	1.3	(0.6)	(0.1)	0.4	1.0
Residential construction	1.6	—	(0.1)	—	1.5
Commercial construction	7.3	0.7	(0.1)	0.1	8.0
Total construction	10.2	0.1	(0.3)	0.5	10.5
Residential real estate:
Residential 1-4 family	11.4	2.0	—	—	13.4
Home equity and HELOC	1.4	(0.1)	(0.1)	0.2	1.4
Total residential real estate	12.8	1.9	(0.1)	0.2	14.8
Agricultural real estate	2.7	0.3	—	—	3.0
Total real estate	80.5	0.8	(2.7)	0.8	79.4
Consumer:
Indirect	16.7	(0.2)	(2.1)	1.4	15.8
Direct and advance lines	4.6	0.7	(1.2)	0.5	4.6
Credit card	2.6	(0.4)	(1.0)	0.4	1.6
Total consumer	23.9	0.1	(4.3)	2.3	22.0
Commercial:
Commercial and floor plans	34.2	(5.2)	(2.1)	2.1	29.0
Commercial purpose secured by 1-4 family	4.7	(0.6)	(0.1)	0.4	4.4
Credit card	0.3	0.2	(0.3)	0.1	0.3
Total commercial	39.2	(5.6)	(2.5)	2.6	33.7
Agricultural:
Agricultural	0.7	(0.1)	(0.2)	—	0.4
Total agricultural	0.7	(0.1)	(0.2)	—	0.4
Total allowance for credit losses	$144.3	$(4.8)	$(9.7)	$5.7	$135.5

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Six Months Ended June 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$9.9	$—	$—	$23.6
Owner occupied	10.0	3.5	5.6	(0.1)	0.1	19.1
Multi-family	0.7	6.9	0.9	—	—	8.5
Total commercial real estate	19.5	15.3	16.4	(0.1)	0.1	51.2
Construction:
Land acquisition & development	1.9	(0.1)	0.2	(0.5)	—	1.5
Residential construction	1.5	(0.9)	0.7	—	—	1.3
Commercial construction	2.7	1.3	2.3	—	—	6.3
Total construction	6.1	0.3	3.2	(0.5)	—	9.1
Residential real estate:
Residential 1-4 family	1.8	10.6	(2.2)	—	0.1	10.3
Home equity and HELOC	1.0	0.5	(0.1)	—	0.1	1.5
Total residential real estate	2.8	11.1	(2.3)	—	0.2	11.8
Agricultural real estate	0.5	1.8	0.8	—	—	3.1
Total real estate	28.9	28.5	18.1	(0.6)	0.3	75.2
Consumer:
Indirect	4.5	8.8	4.4	(2.4)	1.1	16.4
Direct and advance lines	2.9	3.0	0.7	(2.0)	0.5	5.1
Credit card	2.5	0.3	0.4	(1.6)	0.4	2.0
Total consumer	9.9	12.1	5.5	(6.0)	2.0	23.5
Commercial:
Commercial and floor plans	25.5	(5.1)	21.2	(1.4)	0.8	41.0
Commercial purpose secured by 1-4 family	5.9	(3.8)	3.0	(0.1)	0.1	5.1
Credit card	1.2	(1.1)	0.7	(0.5)	0.1	0.4
Total commercial	32.6	(10.0)	24.9	(2.0)	1.0	46.5
Agricultural:
Agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total allowance for credit losses	$73.0	$30.0	$48.5	$(8.7)	$3.3	$146.1

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers (1) character, overall financial condition and resources, and payment record of the borrower; (2) the prospects for support from any financially responsible guarantors; and (3) the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent when the borrower is experiencing financial difficulty and, as sources of repayment become inadequate over time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of June 30, 2021	Business Assets	Real Property	Other	Total
Real estate	$1.3	$9.6	$—	$10.9
Commercial	3.1	1.0	—	4.1
Agricultural	—	0.7	—	0.7
Total collateral-dependent	$4.4	$11.3	$—	$15.7

	Collateral Type
As of December 31, 2020	Business Assets	Real Property	Other	Total
Real estate	$1.3	$6.5	$1.1	$8.9
Commercial	6.1	1.3	0.4	7.8
Agricultural	—	0.8	—	0.8
Total collateral-dependent	$7.4	$8.6	$1.5	$17.5
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2021	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$2.8	$0.4	$0.4	$3.6	$3,740.5	$9.3	$3,753.4
Construction:
Land acquisition & development	0.5	—	—	0.5	260.1	0.5	261.1
Residential	0.2	—	0.4	0.6	262.9	—	263.5
Commercial	2.1	1.7	—	3.8	628.2	—	632.0
Total construction loans	2.8	1.7	0.4	4.9	1,151.2	0.5	1,156.6
Residential	0.7	1.4	1.2	3.3	1,571.2	3.2	1,577.7
Agricultural	—	—	0.1	0.1	217.4	6.0	223.5
Total real estate loans	6.3	3.5	2.1	11.9	6,680.3	19.0	6,711.2
Consumer:
Indirect consumer	3.3	0.8	0.2	4.3	767.7	1.7	773.7
Other consumer	0.4	0.1	0.2	0.7	133.9	0.2	134.8
Credit card	0.5	0.2	0.3	1.0	63.4	—	64.4
Total consumer loans	4.2	1.1	0.7	6.0	965.0	1.9	972.9
Commercial	3.6	2.3	2.1	8.0	1,944.1	7.3	1,959.4
Agricultural	0.8	0.3	0.3	1.4	214.1	2.2	217.7
Other, including overdrafts	—	—	—	—	6.0	—	6.0
Loans held for investment	$14.9	$7.2	$5.2	$27.3	$9,809.5	$30.4	$9,867.2

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
(1) As of June 30, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and six months ended June 30, 2021 and 2020, respectively, and no material accrued interest was reversed at June 30, 2021 and 2020, respectively.
Troubled Debt Restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis as negotiated with the borrower in connection with the ongoing loan collection processes. Loan modifications typically include adjustments to certain terms including interest rate changes, interest only periods of less than twelve months, short-term payment deferrals, and extension of amortization periods to provide payment relief. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not under other circumstances. Certain troubled loans are on non-accrual status at the time of debt restructuring. These restructured loans may be returned to accrual status if the borrower has sustained repayment performance as required under the restructuring agreement for a period of at least six months and management is reasonably assured of the borrower’s future performance. If the troubled debt restructuring meets these performance criteria, and the interest rate granted at the modification date is equal to or greater than the rate that the Company might grant for a new loan at the time of the restructuring at comparable risk, then the loan will be reclassified to performing status and the accrual of interest will resume. Loans that return to performing status will continue to be individually evaluated for credit deterioration in the ordinary course of business.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company renegotiated loans in troubled debt restructurings in the amount of $7.2 million as of June 30, 2021, of which $5.0 million were included in non-accrual loans and $2.2 million were on accrual status. As of June 30, 2021, the Company allocated $0.2 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
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
The Company had no material new troubled debt restructurings during the three and six months ended June 30, 2021.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before a modification, the Company may have already recorded an allowance for credit losses. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and, where deterioration is observed, recognizes credit loss through the allowance. Additionally, the Company continues to work these loans through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and six months ended June 30, 2021 or 2020.
The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and six months ended June 30, 2021. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended June 30, 2021 where the loan did not meet the definition of a troubled debt restructuring and the borrowers had not been experiencing financial difficulties. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant. These loans have a total recorded investment of $67.4 million as of June 30, 2021.
In order to determine whether a borrower is experiencing financial difficulty, the Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Credit Quality Indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt including, among other factors, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial loans and commercial real estate loans. This analysis is performed no less than on an annual basis, depending upon the size of exposure and the contractual obligations governing the borrower’s financial reporting frequency. Homogeneous loans, including small business loans, are typically managed by payment performance. The Company internally risk rates its loans in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
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
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$268.2	$471.8	$282.7	$165.2	$93.1	$426.4	$10.0	$1,717.4
Special mention	—	1.8	2.3	0.7	—	17.4	—	22.2
Substandard	3.9	15.6	2.4	1.0	1.1	13.2	—	37.2
Total	$272.1	$489.2	$287.4	$166.9	$94.2	$457.0	$10.0	$1,776.8

Commercial real estate owner occupied:
Pass	$194.4	$345.8	$268.1	$177.5	$111.2	$412.0	$8.2	$1,517.2
Special mention	1.4	5.8	2.4	4.0	3.2	25.9	—	42.7
Substandard	1.5	5.1	6.7	10.8	2.9	23.6	0.1	50.7
Doubtful	—	—	—	—	0.1	—	—	0.1
Total	$197.3	$356.7	$277.2	$192.3	$117.4	$461.5	$8.3	$1,610.7

Commercial multi-family:
Pass	$43.7	$116.4	$51.1	$22.2	$37.8	$93.5	$1.2	$365.9
Total	$43.7	$116.4	$51.1	$22.2	$37.8	$93.5	$1.2	$365.9

Land, acquisition and development:
Pass	$58.3	$84.7	$46.4	$19.1	$23.1	$26.0	$0.2	$257.8
Special mention	1.0	0.2	—	—	0.1	—	—	1.3
Substandard	0.6	0.2	—	0.8	0.1	0.2	0.1	2.0
Total	$59.9	$85.1	$46.4	$19.9	$23.3	$26.2	$0.3	$261.1

Residential construction:
Pass	$76.4	$36.9	$46.6	$1.0	$2.4	$0.1	$99.9	$263.3
Substandard	0.2	—	—	—	—	—	—	0.2
Total	$76.6	$36.9	$46.6	$1.0	$2.4	$0.1	$99.9	$263.5

Commercial construction:
Pass	$134.7	$270.1	$174.9	$27.7	$10.9	$5.8	$7.9	$632.0
Total	$134.7	$270.1	$174.9	$27.7	$10.9	$5.8	$7.9	$632.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural real estate:
Pass	$38.8	$42.5	$38.8	$25.4	$13.9	$32.6	$3.4	$195.4
Special mention	0.1	2.1	6.4	0.6	0.2	2.0	1.0	12.4
Substandard	0.1	1.4	2.7	2.7	1.3	5.1	—	13.3
Doubtful	2.4	—	—	—	—	—	—	2.4
Total	$41.4	$46.0	$47.9	$28.7	$15.4	$39.7	$4.4	$223.5

Commercial and floor plans:
Pass	$733.3	$202.5	$123.0	$99.5	$57.4	$109.7	$253.3	$1,578.7
Special mention	0.5	14.9	1.2	2.4	5.5	3.6	4.5	32.6
Substandard	1.6	3.7	1.4	2.0	0.6	5.2	1.1	15.6
Total	$735.4	$221.1	$125.6	$103.9	$63.5	$118.5	$258.9	$1,626.9

Commercial purpose secured by 1-4 family:
Pass	$34.4	$68.1	$46.8	$27.4	$18.1	$40.7	$15.6	$251.1
Special mention	—	0.2	0.4	0.6	0.1	1.0	0.4	2.7
Substandard	1.4	1.5	1.0	1.4	0.3	1.8	0.1	7.5
Total	$35.8	$69.8	$48.2	$29.4	$18.5	$43.5	$16.1	$261.3

Agricultural:
Pass	$24.7	$31.5	$11.5	$8.3	$3.9	$2.3	$112.5	$194.7
Special mention	9.0	0.6	0.5	0.3	—	0.3	2.4	13.1
Substandard	0.6	0.6	1.6	2.5	0.1	0.2	2.2	7.8
Doubtful	—	0.5	—	—	—	—	—	0.5
Total	$34.3	$33.2	$13.6	$11.1	$4.0	$2.8	$117.1	$216.1
The Company evaluates the credit quality, loan performance, and the allowance for credit loan losses of its residential and consumer loan portfolios, based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$305.9	$492.2	$87.8	$39.4	$35.5	$232.3	$—	$1,193.1
Nonperforming	—	0.3	0.4	—	0.2	1.4	—	2.3
Total	$305.9	$492.5	$88.2	$39.4	$35.7	$233.7	$—	$1,195.4

Consumer home equity and HELOC:
Performing	$6.9	$9.2	$5.7	$5.6	$4.9	$15.1	$332.8	$380.2
Nonperforming	—	—	0.3	0.1	0.7	0.9	0.1	2.1
Total	$6.9	$9.2	$6.0	$5.7	$5.6	$16.0	$332.9	$382.3

Consumer indirect:
Performing	$155.9	$269.0	$144.4	$87.3	$52.2	$62.9	$—	$771.7
Nonperforming	0.1	0.4	0.5	0.3	0.2	0.5	—	2.0
Total	$156.0	$269.4	$144.9	$87.6	$52.4	$63.4	$—	$773.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer direct and advance line:
Performing	$23.1	$36.1	$21.1	$19.6	$8.2	$10.2	$16.2	$134.5
Nonperforming	—	—	0.1	0.1	—	0.1	—	0.3
Total	$23.1	$36.1	$21.2	$19.7	$8.2	$10.3	$16.2	$134.8
The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity:

As of June 30, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.1	$71.1	$1.6	$136.8
Nonperforming	0.3	0.1	—	0.4
Total	$64.4	$71.2	$1.6	$137.2

There were no material purchases of portfolio loans and no material sales of loans held for investment during the three and six months ended June 30, 2021 or 2020.

(4)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$2.2	$8.2	$2.5	$8.5
Additions	—	0.3	0.3	1.2
Dispositions	(0.2)	(2.0)	(0.8)	(3.2)
Ending balance	$2.0	$6.5	$2.0	$6.5
There were no foreclosed residential real estate properties included in other real estate owned as of June 30, 2021 and December 31, 2020. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

(5)    Derivatives and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through the management of its business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. The Company enters into derivative financial instruments, such as interest rate swap contracts to manage or hedge exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and interest rate exposures. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

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
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are marked to market through earnings and are not designated as accounting hedges during the interest rate lock commitment period and through the duration of the forward loan sales contracts. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against the variability in cash to be received from the loan sale. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020 and 2021, such derivatives were used to hedge the variable cash flows associated with the existing variable-rate borrowings (trust preferred securities).
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On June 17, 2021, the Company invested $500.0 million in five-year U.S. Treasuries at 87 basis points, while simultaneously entering into a two-year forward starting, three-year pay-fixed interest rate swap on $500.0 million notional amount. Beginning on June 30, 2023, the Company will begin receiving effective federal funds, and will pay 1.19% interest on such funds. The interest rate swap was designated as a fair value hedge. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company has determined at the onset of the hedge that the derivative instrument will be a highly effective hedge throughout the term of the contract, any portion of derivative instrument subsequently determined to be ineffective will be recognized in earnings.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	June 30, 2021		December 31, 2020
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$500.8	$0.8	$—	$—
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
The table below presents the fair value of the Company’s derivative financial instruments and classification on the balance sheet for the periods indicated:

	June 30, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives not designated as hedges:
Interest rate swap contracts	$849.7		$42.1	$799.7		$52.0
Interest rate lock commitments	113.9	Other Assets	3.0	101.9	Other Assets	3.3
Total derivative assets	$963.6		$45.1	$901.6		$55.3
Netting adjustments (1)	—		8.4	—		—
Net derivative assets in the balance sheet	$963.6	Other Assets	$36.7	$901.6	Other Assets	$55.3

Derivatives designated as hedges:
Interest rate swap contracts	$587.6		$1.0	$87.6		$0.2

Derivatives not designated as hedges:
Interest rate swap contracts	849.7		42.1	799.7		52.0
Forward loan sales contracts	126.8	Accrued Expenses	0.2	126.8	Accrued Expenses	1.1
Total derivative liabilities	$1,564.1		$43.3	$1,014.1		$53.3
Netting adjustments (1)	—		24.2	—		35.4
Net derivative liabilities in the balance sheet	$1,564.1	Accrued Expenses	$19.1	$1,014.1	Accrued Expenses	$17.9
(1) Netting adjustments represents the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive income during the three and six months ended June 30, 2021 or 2020.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the three and six months ended June 30, 2021 or 2020.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
		2021	2020		2021	2020
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$0.2	$0.5	Mortgage banking revenues	$0.5	$5.0
The Company recorded fee income of $0.1 million and $1.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively and $1.2 million and $2.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	June 30, 2021
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$33.7	$—	$33.7	$—	$12.0	$21.7
Mortgage related derivatives	3.0	—	3.0	—	—	3.0
Total derivatives	36.7	—	36.7	—	12.0	24.7
Total assets	$36.7	$—	$36.7	$—	$12.0	$24.7

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$18.9	$—	$18.9	$—	$—	$18.9
Mortgage related derivatives	0.2	—	0.2	—	—	0.2
Total derivatives	19.1	—	19.1	—	—	19.1
Repurchase agreements	1,038.7	—	1,038.7	—	1,038.7	—
Total liabilities	$1,057.8	$—	$1,057.8	$—	$1,038.7	$19.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2020
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$52.0	$—	$52.0	$—	$17.2	$34.8
Mortgage related derivatives	3.3	—	3.3	—	—	3.3
Total derivatives	55.3	—	55.3	—	17.2	38.1
Total assets	$55.3	$—	$55.3	$—	$17.2	$38.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$16.8	$—	$16.8	$—	$—	$16.8
Mortgage related derivatives	1.1	—	1.1	—	—	1.1
Total derivatives	17.9	—	17.9	—	—	17.9
Repurchase agreements	1,091.4	—	1,091.4	—	1,091.4	—
Total liabilities	$1,109.3	$—	$1,109.3	$—	$1,091.4	$17.9
Credit-risk-related Contingent Feature
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then in certain instances the Company could be required to post additional capital and in certain instances the counterparty would have the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, which was $11.8 million related to these agreements. As of June 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted excess collateral of $0.2 million. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $11.8 million.

(6)    Capital Stock
The Company had 41,720,638 shares of Class A common stock and 20,519,593 shares of Class B common stock outstanding as of June 30, 2021. The Company had 40,335,113 shares of Class A common stock and 21,760,686 shares of Class B common stock outstanding as of December 31, 2020.
During the six months ended June 30, 2021, the Company issued 19,081 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors was $0.9 million and is included in employee benefits in the consolidated statement of income and in stock-based compensation expense in the consolidated statements of changes in stockholders' equity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program where the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares for a total of 5.5 million shares. There were no shares repurchased under the program during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company repurchased and retired 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. The shares of common stock repurchased during the period represented 1.3% of the total 5.5 million shares authorized to be repurchased. As of June 30, 2021, there were 1.9 million shares remaining authorized under the repurchase program.
All other stock repurchases during the six months ended June 30, 2021 and 2020, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$42.5	$36.7	$93.9	$66.0
Weighted average common shares outstanding for basic earnings per share computation	61,657,593	64,004,455	61,624,917	64,397,320
Dilutive effects of stock-based compensation	70,228	78,034	98,225	116,566
Weighted average common shares outstanding for diluted earnings per common share computation	61,727,821	64,082,489	61,723,142	64,513,886

Basic earnings per common share	$0.69	$0.57	$1.52	$1.02
Diluted earnings per common share	$0.69	$0.57	$1.52	$1.02

Anti-dilutive unvested time restricted stock	84,165	108,369	90,538	108,369
The Company had 363,960 and 296,188 shares of unvested restricted stock as of June 30, 2021 and 2020, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    Regulatory Capital
As of June 30, 2021 and December 31, 2020, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of June 30, 2021 and December 31, 2020 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,615.5	13.89%	$930.3	8.00%	$1,221.0	10.50%	$1,162.8	10.00%
FIB	1,445.4	12.47	927.5	8.00	1,217.4	10.50	1,159.4	10.00
Tier 1 risk-based capital:
Consolidated	1,415.6	12.17	697.7	6.00	988.4	8.50	930.3	8.00
FIB	1,345.5	11.60	695.7	6.00	985.5	8.50	927.5	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,331.5	11.45	523.3	4.50	814.0	7.00	755.8	6.50
FIB	1,345.5	11.60	521.7	4.50	811.6	7.00	753.6	6.50
Leverage capital ratio:
Consolidated	1,415.6	7.84	722.0	4.00	722.0	4.00	902.5	5.00
FIB	1,345.5	7.47	720.2	4.00	720.2	4.00	900.3	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,575.7	14.19%	$888.3	8.00%	$1,165.8	10.50%	$1,110.3	10.00%
FIB	1,426.8	12.89	885.6	8.00	1,162.3	10.50	1,107.0	10.00
Tier 1 risk-based capital:
Consolidated	1,369.0	12.33	666.2	6.00	943.8	8.50	888.3	8.00
FIB	1,320.1	11.93	664.2	6.00	940.9	8.50	885.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,284.9	11.57	499.6	4.50	777.2	7.00	721.7	6.50
FIB	1,320.1	11.93	498.1	4.50	774.9	7.00	719.5	6.50
Leverage capital ratio:
Consolidated	1,369.0	8.16	671.0	4.00	671.0	4.00	838.7	5.00
FIB	1,320.1	7.88	669.7	4.00	669.7	4.00	837.2	5.00
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
(9)    Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition of all such claims and litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.
As of June 30, 2021, the Company had commitments under construction contracts of $5.3 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.5 million of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2021.
(10)    Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to clients. The Company’s policy for obtaining collateral, and determining the nature of such collateral, is essentially the same as in the Company’s policies for making commitments to extend credit. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$3.4	$2.1	$3.7	$—
Initial impact of adopting ASC 326	—	—	—	2.3
Provision for (reversal of) credit loss expense	—	0.2	(0.3)	—
Ending balance of allowance for off-balance sheet credit losses	$3.4	$2.3	$3.4	$2.3

	June 30, 2021	December 31, 2020
Unused credit card lines	$681.8	$682.8
Commitments to extend credit	2,522.4	2,280.0
Standby letter of credit	59.3	59.0

(11)    Other Comprehensive Income/Loss
The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Investment securities available-for sale:
Change in net unrealized (loss) gain during period	$(0.8)	$34.9	$(0.2)	$9.5	$(0.6)	$25.4
Reclassification adjustment for net loss included in net income	0.1	—	—	—	0.1	—
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	24.8	—	6.3	—	18.5	—
Unrealized gain (loss) on derivatives	(0.8)	0.2	(0.2)	—	(0.6)	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	—	(0.2)	—	—	—	(0.2)
Total other comprehensive (loss) income	$23.3	$34.9	$5.9	$9.5	$17.4	$25.4

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Investment securities available-for sale:
Change in net unrealized (loss) gains during period	$(67.6)	$74.1	$(17.2)	$19.8	$(50.4)	$54.3
Reclassification adjustment for net loss included in net income	0.1	—	—	—	0.1	—
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	24.8	—	6.3	—	18.5	—
Unrealized gain (loss) on derivatives	(0.9)	0.2	(0.2)	—	(0.7)	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	—	(0.4)	—	(0.1)	—	(0.3)
Total other comprehensive income	$(43.6)	$73.9	$(11.1)	$19.7	$(32.5)	$54.2
The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	June 30, 2021	December 31, 2020
Net unrealized gains on investment securities available-for-sale	$6.3	$56.8
Net unrealized gains on investment securities transferred to held-to-maturity	18.5	—
Net unrealized loss on derivatives	(0.7)	(0.2)
Net accumulated other comprehensive gains	$24.1	$56.6

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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and six months ended June 30, 2021 and 2020.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2021 and 2020.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$496.9	$—	$496.9	$—
State, county, and municipal securities	444.5	—	444.5	—
Obligations of U.S. government agencies	326.9	—	326.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,082.2	—	2,082.2	—
Private mortgage-backed securities	17.0	—	17.0	—
Collateralized loan obligations	187.3	—	187.3	—
Corporate securities	403.0	—	403.0	—
Loans held for sale	48.8	—	48.8	—
Derivative assets:
Interest rate swap contracts	42.1	—	42.1	—
Interest rate lock commitments	3.0	—	3.0	—
Derivative liabilities:
Interest rate swap contracts	43.1	—	43.1	—
Forward loan sale contracts	0.2	—	0.2	—
Deferred compensation plan assets	20.8	—	20.8	—
Deferred compensation plan liabilities	20.8	—	20.8	—

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
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12.8	$—	$—	$12.8
Long-lived assets to be disposed of by sale	7.3	—	—	7.3

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$14.7	$—	$—	$14.7
Long-lived assets to be disposed of by sale	5.3	—	—	5.3
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2021, certain collateral-dependent loans with a carrying value of $15.7 million were reduced by specific valuation allowance allocations of $0.7 million and partial charge-offs of $2.2 million resulting in a reported fair value of $12.8 million. As of December 31, 2020, certain collateral-dependent loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations of $2.8 million resulting in a reported fair value of $14.7 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the six months ended June 30, 2021 and 2020, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $7.3 million. As of December 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.5 million, reduced by write-downs of $0.2 million, resulting in a fair value of $5.3 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2021	December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$12.8	$14.7	Appraisal	Appraisal adjustment	0%	-	18%	(9%)
Long-lived assets to be disposed of by sale	7.3	5.3	Appraisal	Appraisal adjustment	0%	-	0%	0%
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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates that are currently offered for deposits that have similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The carrying values of the interest-bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances that have similar characteristics.
Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, based on fees currently charged to enter into similar agreements, is not significant.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,948.4	$1,948.4	$1,948.4	$—	$—
Investment debt securities available-for-sale	3,957.8	3,957.8	—	3,957.8	—
Investment debt securities held-to-maturity	1,685.5	1,701.9	—	1,701.9	—
Accrued interest receivable	50.9	50.9	—	50.9	—
Mortgage servicing rights, net	27.4	27.4	—	27.4	—
Loans held for sale	48.8	48.8	—	48.8	—
Net loans held for investment	9,699.2	9,749.0	—	9,736.2	12.8
Derivative assets	45.1	45.1	—	45.1	—
Deferred compensation plan assets	20.8	20.8	—	20.8	—
Total financial assets	$17,483.9	$17,550.1	$1,948.4	$15,588.9	$12.8

Financial liabilities:
Total deposits, excluding time deposits	$14,554.2	$14,554.2	$14,554.2	$—	$—
Time deposits	1,011.5	1,011.7	—	1,011.7	—
Securities sold under repurchase agreements	1,038.7	1,038.7	—	1,038.7	—
Accrued interest payable	5.0	5.0	—	5.0	—
Long-term debt	112.4	121.1	—	121.1	—
Subordinated debentures held by subsidiary trusts	87.0	83.0	—	83.0	—
Derivative liabilities	43.3	43.3	—	43.3	—
Deferred compensation plan liabilities	20.8	20.8	—	20.8	—
Total financial liabilities	$16,872.9	$16,877.8	$14,554.2	$2,323.6	$—

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

(13)    Recent Authoritative Accounting Guidance
ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements that have been identified as meeting the requirements. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying the concepts discussed in the Concepts Statement. The amendments in this ASU are effective for public business entities with fiscal years ending after December 15, 2020. The amendments in this ASU became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Accounting.” In March 2020, the FASB issued ASU 2020-04, which provides temporary exceptions that are optional for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, with such modification considered to be "minor" so that any existing unamortized origination fees/costs will carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications will not be accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted certain elections related to cash flow hedges which did not have a significant impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact the adoption of other expedients in the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.” In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, that clarifies when an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this ASU became effective for the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.
ASU 2021-01, “Reference Rate Reform (Topic 848)” In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform Topic 848, that clarifies certain exceptions that are optional in Topic 848 for contract modifications and hedge accounting and apply those exceptions to derivatives that are affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments in this ASU do not apply to contract modifications made, new hedging relationships entered into, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain exceptions that are optional in which the accounting effects of the hedging activity are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
(14)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On July 26, 2021, the Company declared a quarterly dividend to common shareholders of $0.41 per share, to be paid on August 19, 2021 to shareholders of record as of August 9, 2021.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. Today, we operate 147 banking offices, including detached drive-up facilities, in communities across six states—Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Governmental services	•Mining	•Technology
•Construction	•Healthcare	•Professional services	•Tourism
•Education	•Hospitality	•Real Estate Development	•Wholesale trade
•Energy	•Housing	•Retail
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
Management continues to monitor the impact of COVID-19 on the Company’s financial results. Over the past year, the COVID-19 pandemic has affected our operations to a limited degree, but has had varying degrees of disruptions and restrictions on our borrowers and to our borrowers’ supply chains, facilities operations, staffing, and demand for certain products and services. With the wide-spread distribution of the COVID-19 vaccines, and the United States moving beyond the most acute phases of the pandemic into recovery, our branches and drive-ups are functioning at normal operating hours and are adequately staffed. While 24% of our back-office staff continue to work from home, the majority of our staff is working from the office. We anticipate the majority of the back-office employees will be back in the office by the end of the third quarter, provided conditions are amenable. Although the impact of the COVID-19 vaccines has significantly reduced the spread of COVID-19 within the United States, there have been recent increases in the spread of COVID-19 in multiple regions across the United States, including new strains of variants in the virus. This has resulted in a return of mask mandates and other emergency measures in certain regions of the United States. To date, such measures have not been re-enacted in regions where the Company operates. The Company is monitoring this resurgence and its potential impact on the Company’s operations, and remains poised to change course should conditions require. As such, the scope, duration, and severity of the pandemic is not yet fully known. As a result, even with a burgeoning recovery, there continues to be some uncertainty as to the long-term effect on the economy and the Company.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate various aspects of both our financial condition and our results of operations. We monitor our financial condition and performance and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical performance and the financial condition and performance of comparable banking institutions in our region and nationally.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information “Item 1A – Risk Factors” for an update of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
For the periods indicated, the following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,969.2	$105.6	4.25%	$9,949.6	$112.4	4.54%
Investment securities (2)	5,105.2	17.4	1.37	3,017.7	16.4	2.19
Interest bearing deposits in banks	1,883.9	0.7	0.15	1,068.1	0.5	0.19
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$16,958.4	$123.7	2.93%	$14,035.5	$129.3	3.71%
Non-earning assets	1,706.8			1,757.9
Total assets	$18,665.2			$15,793.4
Interest-bearing liabilities:
Demand deposits	$4,392.3	$0.5	0.05%	$3,563.5	$0.4	0.05%
Savings deposits	4,752.7	0.4	0.03	3,874.5	0.3	0.03
Time deposits	1,025.2	1.3	0.51	1,263.1	3.8	1.21
Repurchase agreements	1,002.0	0.1	0.04	696.5	0.1	0.06
Long-term debt	112.4	1.5	5.35	64.8	1.0	6.21
Subordinated debentures held by subsidiary trusts	87.0	0.7	3.23	86.9	0.7	3.24
Total interest-bearing liabilities	$11,371.6	$4.5	0.16%	$9,549.3	$6.3	0.27%
Non-interest-bearing deposits	5,160.8			4,062.9
Other non-interest-bearing liabilities	188.5			210.4
Stockholders’ equity	1,944.3			1,970.8
Total liabilities and stockholders’ equity	$18,665.2			$15,793.4
Net FTE interest income		$119.2			$123.0
Less FTE adjustments (2)		(0.4)			(0.5)
Net interest income from consolidated statements of income		$118.8			$122.5
Interest rate spread			2.77%			3.44%
Net FTE interest margin (3)			2.82			3.52
Cost of funds, including non-interest-bearing demand deposits (4)			0.11			0.19

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $6.4 million at June 30, 2021 and $7.6 million at June 30, 2020.

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
Net interest income decreased $3.7 million, or 3.0%, to $118.8 million during the three months ended June 30, 2021, as compared to $122.5 million for the same period in 2020. The decrease resulted from a sharp decline in rates across the yield curve in the first half of 2020, resulting in declining yields on loans and investment securities. Partially offsetting these rate pressures was a higher volume of investments and interest-bearing deposits in banks and lower rates on interest-bearing liabilities.

Average Balance Sheets, Yields and Rates
(Dollars in millions)	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,921.5	$213.7	4.34%	$9,472.4	$224.8	4.77%
Investment securities (2)	4,777.0	35.0	1.48	3,039.6	34.2	2.26
Interest bearing deposits in banks	1,882.2	1.0	0.11	886.6	3.0	0.68
Federal funds sold	0.1	—	—	0.2	—	—
Total interest earning assets	$16,580.8	$249.7	3.04%	$13,398.8	$262.0	3.93%
Non-earning assets	1,699.6			1,728.2
Total assets	$18,280.4			$15,127.0
Interest bearing liabilities:
Demand deposits	$4,285.6	$1.0	0.05%	$3,413.2	$1.3	0.08%
Savings deposits	4,642.6	0.7	0.03	3,740.8	1.7	0.09
Time deposits	1,032.3	2.8	0.55	1,323.8	8.8	1.34
Repurchase agreements	1,034.7	0.2	0.04	667.9	0.6	0.18
Other borrowed funds	—	—	—	0.3	—	—
Long-term debt	112.4	3.0	5.38	39.3	1.3	6.65
Subordinated debentures held by subsidiary trusts	87.0	1.4	3.25	86.9	1.7	3.93
Total interest-bearing liabilities	$11,194.6	$9.1	0.16%	$9,272.2	$15.4	0.33%
Non-interest-bearing deposits	4,933.8			3,673.4
Other non-interest-bearing liabilities	196.6			199.2
Stockholders’ equity	1,955.4			1,982.2
Total liabilities and stockholders’ equity	$18,280.4			$15,127.0
Net FTE interest income		$240.6			$246.6
Less FTE adjustments (2)		(1.1)			(1.0)
Net interest income from consolidated statements of income		$239.5			$245.6
Interest rate spread			2.88%			3.60%
Net FTE interest margin (3)			2.93			3.70
Cost of funds, including non-interest-bearing demand deposits (4)			0.11			0.24

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $17.1 million at June 30, 2021 and $9.4 million at June 30, 2020.

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
Net interest income decreased $6.1 million, or 2.5%, to $239.5 million during the six months ended June 30, 2021, as compared to $245.6 million for the same period in 2020. The decrease resulted from the sharp decline in rates across the yield curve in the first half of 2020, resulting in declining yields on loans and investment securities. Partially offsetting these rate pressures was a higher volume of investments and interest-bearing deposits in banks, additional income earned on PPP loans and lower rates on interest-bearing liabilities.
The Company earned a total of $20.1 million of interest income, including loan fees, on PPP loans during the six months ended June 30, 2021 as compared to $8.6 million of interest income, including loan fees, on PPP loans for the same period in 2020. The Company had $26.5 million of unearned fees accrued as of June 30, 2021 related to PPP loans.

Net interest income included interest accretion related to the fair valuation of acquired loans of $2.5 million during the three months ended June 30, 2021, of which $1.4 million was the result of early loan payoffs, and $4.8 million during the six months ended June 30, 2021, of which $2.6 million was the result of early loan payoffs. This compares to interest accretion of $3.0 million during the three months ended June 30, 2020, of which $1.1 million was the result of early loan payoffs, and $6.8 million during the six months ended June 30, 2020, of which $2.2 million was the result of early loan payoffs.
Our net FTE interest margin ratio decreased 70 basis points to 2.82% for the three months ended June 30, 2021, as compared to 3.52% for the same period in 2020. Similarly, our net FTE interest margin ratio decreased 77 basis points to 2.93% for the six months ended June 30, 2021, as compared to 3.70% for the same period in 2020. The decreases in net FTE interest margin ratio during the three months ended June 30, 2021, as compared to the same period in 2020, and during the six months ended June 30, 2021, as compared to the same period in 2020, were primarily the result of a shift in mix of earning assets toward investment securities that are invested at lower yields and higher interest-earning cash balances, which were partially offset by lower deposits costs.
Exclusive of the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 2.76% during the three months ended June 30, 2021, as compared to 3.44% for the same period in 2020, or a 68 basis point decrease, and 2.87% during the six months ended June 30, 2021, as compared to 3.60% in the same period in 2020, or a 73 basis point decrease. This decrease was primarily due to a shift in the mix of earning assets toward investment securities that are invested at lower yields and higher interest-earning cash balances, which were partially offset by lower deposits costs.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and six month periods ended June 30, 2021 and 2020. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020			Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$0.2	$(7.0)	$(6.8)	$10.6	$(21.7)	$(11.1)
Investment securities (1)	11.4	(10.4)	1.0	19.5	(18.7)	0.8
Interest bearing deposits in banks	0.4	(0.2)	0.2	3.4	(5.4)	(2.0)
Total change	12.0	(17.6)	(5.6)	33.5	(45.8)	(12.3)
Interest bearing liabilities:
Demand deposits	0.1	—	0.1	0.3	(0.6)	(0.3)
Savings deposits	0.1	—	0.1	0.4	(1.4)	(1.0)
Time deposits	(0.7)	(1.8)	(2.5)	(1.9)	(4.1)	(6.0)
Repurchase agreements	—	—	—	0.3	(0.7)	(0.4)
Long-term debt	0.7	(0.2)	0.5	2.4	(0.7)	1.7
Subordinated debentures held by subsidiary trusts	—	—	—	—	(0.3)	(0.3)
Total change	0.2	(2.0)	(1.8)	1.5	(7.8)	(6.3)
Increase (decrease) in FTE net interest income (1)	$11.8	$(15.6)	$(3.8)	$32.0	$(38.0)	$(6.0)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for (Reversal of) Credit Losses
The Company had no provision for credit losses during the three months ended June 30, 2021, as compared to a provision for credit losses of $19.5 million during same period in 2020, with the decrease attributable to both the improvement in our underlying asset quality metrics, and the significantly improved economic outlook assumptions driving our CECL model. The provision considered the impact of net charge-offs of $1.1 million, or an annualized 0.04% of average loans outstanding, for the second quarter of 2021, compared to $2.3 million, or an annualized 0.09% of average loans outstanding during same period in 2020.

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
Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2021	2020			2021	2020
Payment services revenues	$11.4	$9.3	$2.1	22.6%	$21.6	$19.5	$2.1	10.8%
Mortgage banking revenues	9.6	14.2	(4.6)	(32.4)	21.2	25.1	(3.9)	(15.5)
Wealth management revenues	6.3	5.4	0.9	16.7	12.6	11.6	1.0	8.6
Service charges on deposit accounts	3.9	3.6	0.3	8.3	7.7	9.0	(1.3)	(14.4)
Other service charges, commissions and fees	1.6	2.9	(1.3)	(44.8)	3.7	5.0	(1.3)	(26.0)
Investment securities gains (losses), net	(0.1)	—	(0.1)	NM	(0.1)	—	(0.1)	—
Other income	2.6	4.3	(1.7)	(39.5)	6.7	7.9	(1.2)	(15.2)
Total non-interest income	$35.3	$39.7	$(4.4)	(11.1)%	$73.4	$78.1	$(4.7)	(6.0)%
Total non-interest income decreased $4.4 million, or 11.1%, to $35.3 million for the three months ended June 30, 2021, as compared to $39.7 million for the same period in 2020 and decreased $4.7 million, or 6.0%, to $73.4 million for the six months ended June 30, 2021, as compared to $78.1 million for the same period in 2020. Significant components of these fluctuations are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $2.1 million, or 22.6%, to $11.4 million during the three months ended June 30, 2021, as compared to $9.3 million earned during the same period in 2020. For the six months ended June 30, 2021, payment services revenue increased $2.1 million, or 10.8%, to $21.6 million, as compared to $19.5 million during the same period in 2020. The increases in payment services revenues is mainly attributable to higher business credit card volume during the three and six months ended June 30, 2021.
Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $4.6 million, or 32.4%, to $9.6 million during the three months ended June 30, 2021, as compared to $14.2 million during the same period in 2020. For the six months ended June 30, 2021, mortgage banking revenues decreased $3.9 million, or 15.5%, to $21.2 million as compared to $25.1 million during the same period in 2020. The decrease for the six months ended June 30, 2021 was primarily driven by the Company’s decision to retain a greater percentage of mortgage production into our loans held for investment portfolio and a decline in refinance activity compared to the 2020 periods. The overall loan production for originated home purchases was approximately 60.2% and 52.4% of production for the three and six months ended June 30, 2021, respectively, compared to 29.0% and 35.4% for the same periods in 2020.
Service charge fees are primarily driven by service and overdraft charges on deposit accounts. Service charges increased $0.3 million, or 8.3%, to $3.9 million during the three months ended June 30, 2021, as compared to $3.6 million during the same period in 2020. For the six months ended June 30, 2021, service charges on deposit accounts decreased $1.3 million, or 14.4%, to $7.7 million as compared to $9.0 million during the same period in 2020, primarily due to higher levels of client account balances and changes in client behavior resulting in lower service and overdraft charges.
Other service charges, commissions and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions and fees decreased $1.3 million, or 44.8%, to $1.6 million during the three months ended June 30, 2021, as compared to $2.9 million during the same period in 2020. For the six months ended June 30, 2021, other service charges, commissions and fees decreased $1.3 million, or 26.0%, to $3.7 million as compared to $5.0 million during the same period in 2020. The decreases were primarily due to fewer fees earned on derivative interest rate swap contracts offered to clients during 2021.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.7 million, or 39.5%, to $2.6 million during the three months ended June 30, 2021, as compared to $4.3 million during the same period in 2020 and decreased $1.2 million, or 15.2%, to $6.7 million during the six months ended June 30, 2021, as compared to $7.9 million during the same period in 2020. The decreases in other income between periods was principally due to proceeds from life insurance death benefits received during the second quarter of 2020.
Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2021	2020			2021	2020
Salaries and wages	$41.6	$44.2	$(2.6)	(5.9)%	$80.6	$84.1	$(3.5)	(4.2)%
Employee benefits	14.7	10.4	4.3	41.3	30.8	24.6	6.2	25.2
Outsourced technology services	8.4	8.3	0.1	1.2	16.5	16.1	0.4	2.5
Occupancy, net	7.1	6.8	0.3	4.4	14.4	14.1	0.3	2.1
Furniture and equipment	4.1	4.2	(0.1)	(2.4)	8.5	7.0	1.5	21.4
OREO expense, net of income	—	0.1	(0.1)	—	(0.1)	(0.4)	0.3	(75.0)
Professional fees	3.2	3.0	0.2	6.7	6.6	5.7	0.9	15.8
FDIC insurance premiums	1.5	1.6	(0.1)	(6.3)	3.1	3.2	(0.1)	(3.1)
Core deposit intangibles amortization	2.5	2.7	(0.2)	(7.4)	5.0	5.6	(0.6)	(10.7)
Other expenses	15.9	14.3	1.6	11.2	32.0	30.6	1.4	4.6
Total non-interest expense	$99.0	$95.6	$3.4	3.6%	$197.4	$190.6	$6.8	3.6%
Non-interest expense increased $3.4 million, or 3.6%, to $99.0 million during the three months ended June 30, 2021 as compared to $95.6 million during the same period in 2020 and increased $6.8 million, or 3.6%, to $197.4 million during the six months ended June 30, 2021 as compared to $190.6 million during the same period in 2020. Significant components of these fluctuations are discussed below.
Salaries and wages expense decreased $2.6 million, or 5.9%, to $41.6 million during the three months ended June 30, 2021, as compared to $44.2 million during the same period in 2020, as a result of lower mortgage loan originator commissions and lower levels of incentive accruals, which were partially offset by severance expenses during the three months ended June 30, 2021. Salaries and wages decreased $3.5 million, or 4.2%, to $80.6 million during the six months ended June 30, 2021 as compared to $84.1 million during the same period in 2020. The decrease reflects lower levels of incentive accruals and greater deferred loan costs resulting from retained mortgage loans during the six months ended June 30, 2021.
Employee benefits expense increased $4.3 million, or 41.3%, to $14.7 million during the three months ended June 30, 2021, as compared to $10.4 million during the same period in 2020. Employee benefits expense increased $6.2 million, or 25.2%, to $30.8 million during the six months ended June 30, 2021 as compared to $24.6 million during the same period in 2020. These increases are primarily due to higher health insurance costs and higher long-term incentive accruals as compared to 2020.
Furniture and equipment expense decreased $0.1 million, or 2.4%, to $4.1 million during the three months ended June 30, 2021, as compared to $4.2 million during the same period in 2020 and increased $1.5 million, or 21.4%, to $8.5 million during the six months ended June 30, 2021 as compared to $7.0 million during the same period in 2020. The increase during the six months ended June 30, 2021 is primarily due to an increase in depreciation expense related to technology implementations.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $1.6 million, or 11.2%, to $15.9 million during the three months ended June 30, 2021, as compared to $14.3 million during the same period in 2020 and increased $1.4 million, or 4.6%, to $32.0 million during the six months ended June 30, 2021, as compared to $30.6 million during the same period in 2020, partially due to higher donation expenses and elevated new market tax credit amortization during 2021.

Income Tax Expense
Our effective tax rate was 22.9% for the three months ended June 30, 2021 compared to 22.1% for the three months ended June 30, 2020 and 22.1% for the six months ended June 30, 2021 and 22.0% for the same period in 2020.
Financial Condition
Total Assets
Total assets increased $1,291.8 million, or 7.3%, to $18,940.5 million as of June 30, 2021, from $17,648.7 million as of December 31, 2020, primarily as a result of higher levels of deposits deployed primarily into the investment securities portfolio. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $27.2 million, or 0.3%, to $9,834.7 million as of June 30, 2021, as compared to $9,807.5 million as of December 31, 2020.
Total real estate loans increased $311.7 million, or 4.9%, to $6,711.2 million as of June 30, 2021, as compared to $6,399.5 million as of December 31, 2020. Within the portfolio, commercial real estate loans increased $10.2 million, or 0.3%, to $3,753.4 million as of June 30, 2021, as compared to $3,743.2 million as of December 31, 2020. Construction loans increased $117.2 million, or 11.3%, to $1,156.6 million as of June 30, 2021, as compared to $1,039.4 million as of December 31, 2020. Residential loans increased $181.4 million, or 13.0%, to $1,577.7 million as of June 30, 2021, as compared to $1,396.3 million as of December 31, 2020, and agricultural loans increased $2.9 million, or 1.3%, to $223.5 million as of June 30, 2021, compared to $220.6 million as of December 31, 2020.
As a result of heightened levels of payoffs and pay-downs in the first half of 2021, along with supply chain issues impacting our indirect portfolio, total consumer loans decreased $53.0 million, or 5.2%, to $972.9 million as of June 30, 2021, from $1,025.9 million as of December 31, 2020. Within the consumer loan portfolio, indirect loans decreased $31.4 million, or 3.9% to $773.7 million as of June 30, 2021, as compared to $805.1 million as of December 31, 2020, direct loans decreased $15.8 million, or 10.5% to $134.8 million as of June 30, 2021, as compared to $150.6 million as of December 31, 2020 and credit card loans decreased $5.8 million, or 8.3%, to $64.4 million as of June 30, 2021 compared to $70.2 million as of December 31, 2020.
Primarily as a result of PPP loan activity, commercial loans decreased $194.5 million, or 9.0%, to $1,959.4 million as of June 30, 2021, from $2,153.9 million as of December 31, 2020. Commercial loans included $571.9 million of PPP loans as of June 30, 2021 compared to $739.8 million as of December 31, 2020. During the first half of 2021, $648.1 million of PPP loans were forgiven by the Small Business Administration and the Company originated an additional $480.4 million of PPP loans. Net of the impact of PPP loans, commercial loans decreased $26.7 million or 1.2% from December 31, 2020.
Agricultural operating loans decreased $29.9 million, or 12.1%, to $217.7 million as of June 30, 2021, from $247.6 million as of December 31, 2020, primarily due to payoffs and pay-downs within the portfolio.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $25.2 million, or 34.1%, to $48.8 million as of June 30, 2021, compared to $74.0 million as of December 31, 2020, primarily as a result of a decrease in originations of mortgage loans held for sale related to refinance activity.
Non-performing Assets
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.

Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased approximately $9.1 million, or 23.0%, to $30.4 million, as of June 30, 2021, from $39.5 million as of December 31, 2020, primarily due to residential construction, residential, and commercial portfolios. Accruing loans past due 90 days or more decreased $3.3 million, or 38.8%, primarily due to decreases in commercial real estate, residential real estate, and commercial loan portfolios. Other real estate owned decreased $0.5 million, or 20.0%, from December 31, 2020.
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Real estate:
Commercial	$9.7	27.3%	$13.6	28.3%
Construction:
Land acquisition and development	0.5	1.4	0.8	1.7
Residential	0.4	1.1	1.1	2.3
Commercial	—	—	0.1	0.2
Total construction	0.9	2.5	2.0	4.2
Residential	4.4	12.4	5.1	10.6
Agricultural	6.1	17.1	6.2	12.9
Total real estate	21.1	59.3	26.9	56.0
Consumer	2.6	7.3	3.6	7.5
Commercial	9.4	26.4	13.0	27.1
Agricultural	2.5	7.0	4.5	9.4
Total non-performing loans	$35.6	100.0%	$48.0	100.0%
Non-performing assets. Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Non-performing loans:
Non-accrual loans	$30.4	$37.0	$39.5	$44.8	$49.9
Accruing loans past due 90 days or more	5.2	4.4	8.5	9.6	7.7
Total non-performing loans	35.6	41.4	48.0	54.4	57.6
OREO	2.0	2.2	2.5	5.7	6.5
Total non-performing assets	$37.6	$43.6	$50.5	$60.1	$64.1

Troubled debt restructurings not included above (1)	$2.2	$3.1	$3.2	$3.2	$3.4

Non-accrual loans to loans held for investment	0.31%	0.38%	0.40%	0.44%	0.50%
Non-performing loans to loans held for investment	0.36	0.42	0.49	0.54	0.57
Non-performing assets to loans held for investment and OREO	0.38	0.44	0.51	0.59	0.64
Non-performing assets to total assets	0.20	0.24	0.29	0.35	0.39
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
(2)Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. The Company applies probability of default and loss given default methodologies for all portfolio segments. The Company uses a transition matrix for probability of default components of the methodology and a historical average for the loss given default components of the methodology. The probability of default and loss given default is applied to the current principal balance as of the reporting date. The transition matrix determines the probability of default by tracking the historical movement of loans between loan risk tiers over a defined period of time. Loan transitions are measured by either internal ratings or delinquency status. Those loans tracked by ratings are generally commercial purpose including agricultural, commercial, and commercial real estate. Those loans tracked by delinquency are generally consumer in nature, with the exception of multi-family and credit cards. The loss given default used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experiences from 2008 to the current period, based on a migration analysis of our historical loss experience, which is designed to account for credit deterioration. The model compares the most recent period losses to prior period defaults to calculate the loss given default, which is averaged over the historical observations.
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
The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Allowance for credit losses on loans:
Beginning balance	$136.6	$144.3	$145.5	$146.1	$129.1
Provision (reversal) charged to operating expense	—	(4.8)	3.0	4.0	19.3
Charge offs:
Real estate
Commercial	2.2	0.1	0.1	0.2	0.1
Construction	0.3	—	—	—	—
Residential	—	0.1	—	—	—
Consumer	1.6	2.7	2.3	2.5	3.0
Commercial	0.5	2.0	3.4	3.7	0.9
Agricultural	0.2	—	—	—	0.1
Total charge-offs	4.8	4.9	5.8	6.4	4.1
Recoveries:
Real estate
Commercial	0.1	—	—	0.2	0.1
Construction	0.3	0.2	0.2	0.2	—
Residential	0.1	0.1	0.2	—	0.2
Consumer	1.2	1.1	0.8	1.1	0.9
Commercial	2.0	0.6	0.4	0.3	0.6
Total recoveries	3.7	2.0	1.6	1.8	1.8
Net charge-offs	1.1	2.9	4.2	4.6	2.3
Ending balance	$135.5	$136.6	$144.3	$145.5	$146.1

Allowance for off-balance sheet credit losses:
Beginning balance	$3.4	$3.7	$3.5	$2.3	$2.1
Initial impact of adopting ASC 326	—	—	—	—	—
Provision for (reversal of) credit losses	—	(0.3)	0.2	1.2	0.2
Ending balance	$3.4	$3.4	$3.7	$3.5	$2.3

Total allowance for credit losses	$138.9	$140.0	$148.0	$149.0	$148.4
Total provision for (reversal of) credit losses	—	(5.1)	3.2	5.2	19.5
Loans held for investment	9,834.7	9,863.2	9,807.5	10,152.2	10,032.5
Average loans	9,969.2	9,873.1	10,127.9	10,219.2	9,949.6
Net loans charged-off to average loans, annualized	0.04%	0.12%	0.16%	0.18%	0.09%
Allowance to non-accrual loans	445.72	369.19	365.32	324.78	292.79
Allowance to loans held for investment	1.38	1.38	1.47	1.43	1.46

Our allowance for credit losses on loans was $135.5 million, or 1.38% of loans held for investment as of June 30, 2021, including PPP loans, as compared to $144.3 million, or 1.47% of loans held for investment, as of December 31, 2020. The decrease in the percentage from December 31, 2020 is primarily a result of changes in the Company’s internal economic forecast. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
While the allowance for credit losses on loans of 1.38% considers the PPP loan balances, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 8 basis points higher had the PPP loan balances been excluded at June 30, 2021.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. government agency residential mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities increased $1,583.0 million, or 39.0%, to $5,643.3 million, or 29.8% of total assets, as of June 30, 2021, from $4,060.3 million, or 23.0% of total assets, as of December 31, 2020. The increase is primarily due to the investment of funds generated through deposit growth.
During the second quarter of 2021, the Company transferred debt securities with an amortized cost of $646.7 million and an estimated fair value of $672.2 million from the available-for-sale to the held-to-maturity classification. During this period, the Company also invested $500.0 million in five-year U.S. Treasuries at 87 basis points, while simultaneously entering into a two-year forward starting, three-year pay-fixed interest rate swap on $500.0 million notional amount. Beginning on June 30, 2023, the Company will begin receiving effective federal funds, and will pay 1.19% interest on such funds. See Notes- “Investment Securities” and “Derivatives and Hedging Activities” included in this report for additional details.
As of June 30, 2021, the estimated duration of our investment portfolio was 4.0 years, as compared to 3.3 years as of December 31, 2020.
As of June 30, 2021, we had no available-for-sale investment securities that had been in a continuous loss position for more than twelve months. No credit impairment was recorded during the three months ended June 30, 2021 or 2020.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $1,348.7 million, or 9.5%, to $15,565.7 million as of June 30, 2021, from $14,217.0 million as of December 31, 2020. The increase is primarily attributable to proceeds from government stimulus and the general economic health of our communities, resulting in higher cash balances maintained by clients.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Non-interest-bearing demand	$5,416.8	34.8%	$4,633.5	32.6%
Interest bearing:
Demand	4,389.0	28.2	4,118.9	29.0
Savings	4,748.4	30.5	4,405.9	31.0
Time, $250 and over	185.8	1.2	192.9	1.3
Time, other (1)	825.7	5.3	865.8	6.1
Total interest bearing	10,148.9	65.2	9,583.5	67.4
Total deposits	$15,565.7	100.0%	$14,217.0	100.0%

(1)Included in Time, other are Certificate of Deposit Account Registry Service, or CDARS, deposits of $103.4 million and $97.3 million as of June 30, 2021 and December 31, 2020, respectively.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $52.7 million, or 4.8%, to $1,038.7 million as of June 30, 2021, from $1,091.4 million as of December 31, 2020, as a result of normal fluctuations in account balances.
Deferred Tax Asset / Liability
Our deferred tax liability, net, decreased $2.0 million, or 7.4%, to $25.2 million as of June 30, 2021, from $27.2 million as of December 31, 2020, primarily due to the decrease in our mark-to-market gains on investment securities partially offset by a decrease in our allowance for credit losses and a decrease in our incentive compensation accrual.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $11.1 million, or 0.6%, to $1,970.9 million as of June 30, 2021, from $1,959.8 million as of December 31, 2020, due to the retention of earnings and proceeds from stock option exercises, which are partially offset by stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, other comprehensive loss, and cash dividends paid.
On July 26, 2021, the Company’s board of directors declared a dividend of $0.41 per common share, payable on August 19, 2021, to common stockholders of record as of August 9, 2021. The dividend equates to a 3.6% annual yield based on the $46.14 average closing pricing of the Company’s common stock during the second quarter of 2021.
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
During the three months ended June 30, 2021, the Company did not repurchase shares of our Class A common stock under the stock repurchase program. During the six months ended June 30, 2021, the Company repurchased and retired a total of 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. As of June 30, 2021, there were 1.9 million shares remaining authorized under the repurchase program.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of June 30, 2021 and December 31, 2020, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
As of June 30, 2021, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2021, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 1A.    Risk Factors
The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as presented below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
The continuation of the COVID-19 pandemic and government response to the pandemic has caused a significant global disruption which has adversely affected, and, may continue to adversely affect, our business, results of operations, liquidity, and financial condition.
The disease caused by the novel coronavirus (also known as, and referred to herein, as “COVID-19”), which was identified as a pandemic by the World Health Organization, created a global public-health crisis that resulted in challenging economic conditions for households and businesses around the world. Since the onset of the COVID-19 pandemic, Federal, state, and local governments have responded to the COVID-19 pandemic in a variety of ways including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements). The economic impact of the COVID-19 pandemic has affected a broad range of industries, including banking, travel, hospitality, and entertainment. With the wide-spread distribution of the COVID-19 vaccines, and the United States moving beyond the most acute phases of the pandemic into recovery, our branches and drive-ups are functioning at normal operating hours and are fully staffed. Although the impact of the COVID-19 vaccines has significantly reduced the spread of COVID-19 within the United States, there have been recent increases in the spread of COVID-19 in multiple regions across the United States, including new mutations, strains, and variants in the virus. This has resulted in a return of restrictions in certain regions of the United States, including mask mandates and other emergency measures. While to date, such measures have not been re-enacted in regions where the Company operates, the recent resurgence of certain strains of COVID-19 have created greater uncertainty as to the overall duration and severity of the pandemic. As a result, even with a burgeoning recovery, there continues to be some uncertainty as to the long-term effect on the economy and the Company.

The Federal Reserve returned to a zero-interest rate policy in March 2020 and the U.S. government enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to businesses and households. The dramatic lowering of market interest rates in a short period of time had an adverse effect on the Company’s asset yields. The extent of these impacts will depend on future developments, including, among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the COVID-19 pandemic, new strains of the virus that causes COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted. Recently, the U.S. government recently enacted another significant fiscal stimulus measure when the American Rescue Plan of 2021 was signed into law in March 2021.
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
As a result of COVID-19 and certain measures taken by the U.S. government, our clients have experienced labor disruptions resulting from reduced employee availability and productivity. This may impact our clients’ operations and their ability to deliver products and services.
In addition, our workforce has been and may continue to be impacted by COVID-19. The precautions we are taking to protect the safety and well-being of our employees and clients, including temporary branch and office closures, may be inadequate, and we cannot predict the level of disruption that will occur to our employees’ ability to provide support and service to our clients. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our clients.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. In recent releases, the U.S. Bureau of Labor Statistics has reported a significant increase in inflation on the United States economy. It is not yet clear whether such increases will be transitory, related solely to the burgeoning recovery from the COVID-19 pandemic or whether recent reports represent the beginning of a longer-term trend. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues, and asset values. Asset quality may deteriorate and the amount of our allowance for credit losses may not be sufficient for future credit losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is also risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines, which could impact negatively the results of our operations and financial condition.
The extent to which the continuation of the COVID-19 pandemic and the Federal, state, and local government responses to it, fiscal stimulus, interest rate policies, and other government intervention, and the burgeoning recovery in the United States economy impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that remain uncertain and cannot be predicted, including the scope and continued duration of the COVID-19 pandemic, the impact of potential new strains of the virus, and additional actions taken by governmental authorities, and other third parties in response to the pandemic.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2021.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2021.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
April 2021	—	$—	—	1,889,158
May 2021	284	46.30	—	1,889,158
June 2021	—	—	—	1,889,158
Total	284	$46.30	—	1,889,158
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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 6, 2021	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	August 6, 2021	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer