Form 10-Q
period 2021-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2021-11-04
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2021 – Class A common stock	41,715,627
September 30, 2021 – Class B common stock	20,515,516

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$227.6	$261.4
Interest bearing deposits in banks	2,005.8	2,015.3
Federal funds sold	0.1	0.1
Total cash and cash equivalents	2,233.5	2,276.8
Investment securities:
Available-for-sale	4,403.6	4,008.7
Held-to-maturity, net (estimated fair values of $1,632.5 and $55.0 at September 30, 2021 and December 31, 2020, respectively)	1,618.1	51.6
Total investment securities	6,021.7	4,060.3
Mortgage loans held for sale, at fair value	42.5	74.0
Loans held for investment, net of deferred fees and costs	9,622.5	9,807.5
Allowance for credit losses	135.1	144.3
Net loans held for investment	9,487.4	9,663.2
Goodwill	621.6	621.6
Company-owned life insurance	300.5	296.4
Premises and equipment, net of accumulated depreciation	297.3	312.3
Core deposit intangibles, net of accumulated amortization	43.7	51.2
Accrued interest receivable	52.9	51.1
Mortgage servicing rights, net of accumulated amortization and impairment reserve	27.0	24.0
Other real estate owned (“OREO”)	2.3	2.5
Other assets	241.8	215.3
Total assets	$19,372.2	$17,648.7
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,617.9	$4,633.5
Interest bearing	10,389.4	9,583.5
Total deposits	16,007.3	14,217.0
Securities sold under repurchase agreements	1,007.5	1,091.4
Accounts payable and accrued expenses	146.0	144.4
Accrued interest payable	6.6	5.8
Deferred tax liability, net	17.4	27.2
Long-term debt	112.4	112.4
Allowance for credit losses on off-balance sheet credit exposures	3.2	3.7
Subordinated debentures held by subsidiary trusts	87.0	87.0
Total liabilities	17,387.4	15,688.9
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued and outstanding as of September 30, 2021 or December 31, 2020	—	—
Common stock	943.6	941.1
Retained earnings	1,026.9	962.1
Accumulated other comprehensive income, net	14.3	56.6
Total stockholders’ equity	1,984.8	1,959.8
Total liabilities and stockholders’ equity	$19,372.2	$17,648.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$111.9	$112.3	$325.1	$336.4
Interest and dividends on investment securities:
Taxable	17.1	15.5	48.7	48.4
Exempt from federal taxes	1.4	0.6	4.2	1.6
Interest on deposits in banks	0.7	0.5	1.7	3.5
Total interest income	131.1	128.9	379.7	389.9
Interest expense:
Interest on deposits	1.9	3.4	6.4	15.2
Interest on securities sold under repurchase agreements	0.1	0.1	0.3	0.7
Interest on other debt	1.5	1.7	4.5	3.0
Interest on subordinated debentures held by subsidiary trusts	0.7	0.7	2.1	2.4
Total interest expense	4.2	5.9	13.3	21.3
Net interest income	126.9	123.0	366.4	368.6
(Reversal of) provision for credit losses	—	5.2	(5.1)	53.7
Net interest income after provision for (reversal of) credit losses	126.9	117.8	371.5	314.9
Non-interest income:
Payment services revenues	12.2	10.5	33.8	30.0
Mortgage banking revenues	11.6	14.3	32.8	39.4
Wealth management revenues	6.5	5.9	19.1	17.5
Service charges on deposit accounts	4.4	4.3	12.1	13.3
Other service charges, commissions, and fees	1.4	5.0	5.1	10.0
Investment securities gains, net	0.3	0.1	0.2	0.1
Other income	3.3	4.6	10.0	12.5
Total non-interest income	39.7	44.7	113.1	122.8
Non-interest expense:
Salaries and wages	42.0	46.0	122.6	130.1
Employee benefits	12.9	11.8	43.7	36.4
Outsourced technology services	8.2	8.4	24.7	24.5
Occupancy, net	7.3	7.2	21.7	21.3
Furniture and equipment	4.5	4.1	13.0	11.1
OREO expense, net of income	—	—	(0.1)	(0.4)
Professional fees	2.7	2.9	9.3	8.6
FDIC insurance premiums	1.7	1.3	4.8	4.5
Core deposit intangibles amortization	2.4	2.7	7.4	8.3
Other expenses	17.6	15.1	49.6	45.7
Acquisition related expenses	6.6	—	6.6	—
Total non-interest expense	105.9	99.5	303.3	290.1
Income before income tax expense	60.7	63.0	181.3	147.6
Income tax expense	13.6	14.7	40.3	33.3
Net income	$47.1	$48.3	$141.0	$114.3

Earnings per common share (Basic)	$0.76	$0.76	$2.29	$1.78
Earnings per common share (Diluted)	0.76	0.76	$2.28	$1.78
Weighted average common shares outstanding (Basic)	61,673,656	63,764,474	61,641,342	64,184,832
Weighted average common shares outstanding (Diluted)	61,747,972	63,861,457	61,732,822	64,295,525
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$47.1	$48.3	$141.0	$114.3
Other comprehensive (loss) income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during period	(13.4)	(4.2)	(81.0)	69.9
Reclassification adjustment for net gain included in income	(0.3)	(0.1)	(0.2)	(0.1)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	(2.5)	—	22.3	—
Unrealized loss on derivatives	3.2	—	2.3	0.2
Defined benefit post-retirement benefits plans:
Change in net actuarial loss	—	(0.1)	—	(0.5)
Other comprehensive income (loss), before tax	(13.0)	(4.4)	(56.6)	69.5
Changes in deferred taxes related to other comprehensive income (loss)	3.2	1.1	14.3	(18.6)
Other comprehensive (loss) income, net of tax	(9.8)	(3.3)	(42.3)	50.9
Comprehensive income, net of tax	$37.3	$45.0	$98.7	$165.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2021	$941.6	$1,005.2	$24.1	$1,970.9
Net income	—	47.1	—	47.1
Other comprehensive loss, net of tax expense	—	—	(9.8)	(9.8)
Common stock transactions:
574 common shares purchased and retired	—	—	—	—
1,782 non-vested common shares issued	—	—	—	—
12,620 non-vested common shares forfeited or canceled	—	—	—	—
2,324 stock options exercised, net of 0 shares tendered in payment of option price and income tax withholding amounts	—	—	—	—
Stock-based compensation expense	2.0	—	—	2.0
Common cash dividends declared ($0.41 per share)	—	(25.4)	—	(25.4)
Balance at September 30, 2021	$943.6	$1,026.9	$14.3	$1,984.8

Balance at June 30, 2020	$1,021.2	$912.5	$65.2	$1,998.9
Net income	—	48.3	—	48.3
Other comprehensive loss, net of tax expense	—	—	(3.3)	(3.3)
Common stock transactions:
1,445,300 common shares purchased and retired	(46.3)	—	—	(46.3)
924 non-vested common shares issued	—	—	—	—
4,735 non-vested common shares forfeited or canceled	—	—	—	—
5,143 stock options exercised, net of 0 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	1.8	—	—	1.8
Common cash dividends declared ($0.34 per share)	—	(21.9)	—	(21.9)
Balance at September 30, 2020	$976.8	$938.9	$61.9	$1,977.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	141.0	—	141.0
Other comprehensive loss, net of tax expense	—	—	(42.3)	(42.3)
Common stock transactions:
128,038 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
241,307 non-vested common shares issued	—	—	—	—
39,993 non-vested common shares forfeited or canceled	—	—	—	—
42,987 stock options exercised, net of 6,177 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	7.5	—	—	7.5
Common cash dividends declared ($1.23 per share)	—	(76.2)	—	(76.2)
Balance at September 30, 2021	$943.6	$1,026.9	$14.3	$1,984.8

Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	114.3	—	114.3
Other comprehensive income, net of tax expense	—	—	50.9	50.9
Common stock transactions:
2,539,041 common shares purchased and retired	(78.9)	—	—	(78.9)
19,491 common shares issued	—	—	—	—
329,024 non-vested common shares issued	—	—	—	—
30,323 non-vested common shares forfeited or canceled	—	—	—	—
89,411 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	0.8	—	—	0.8
Stock-based compensation expense	5.6	—	—	5.6
Common cash dividends declared ($1.62 per share)	—	(104.9)	—	(104.9)
Balance at September 30, 2020	$976.8	$938.9	$61.9	$1,977.6

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$141.0	$114.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(5.1)	53.7
Net loss on disposal of premises and equipment	(1.9)	0.1
Depreciation and amortization	33.4	33.0
Net premium amortization on investment securities	29.0	10.2
Net gain on investment securities transactions	(0.2)	(0.1)
Realized and unrealized net gains on mortgage banking activities	(19.1)	(39.3)
Net gain on sale of investments in unrelated entities	—	(1.0)
Net gain on sale of OREO	(0.2)	(0.7)
Write-downs of OREO and other assets pending disposal	—	0.1
Mortgage servicing rights (recovery) impairment	(5.9)	9.9
Deferred taxes	4.6	(7.1)
Net increase in cash surrender value of company-owned life insurance	(4.1)	(5.6)
Stock-based compensation expense	7.5	5.6
Originations of mortgage loans held for sale	(596.6)	(1,148.7)
Proceeds from sales of mortgage loans held for sale	645.1	1,177.2
Changes in operating assets and liabilities:
Increase in interest receivable	(1.8)	(10.0)
Increase in other assets	(21.8)	(40.3)
Increase (decrease) in accrued interest payable	0.8	(4.0)
Increase in accounts payable and accrued expenses	0.7	15.5
Net cash provided by operating activities	205.4	162.8
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(1,069.5)	—
Available-for-sale	(1,891.4)	(1,548.8)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	163.9	37.2
Available-for-sale	747.8	1,114.9
Proceeds from bank-owned life insurance settlements	—	4.4
Extensions of credit to clients, net of repayments	172.5	(1,240.0)
Recoveries of loans charged-off	7.2	5.1
Proceeds from sale of OREO	1.1	6.6
Proceeds from sale of investments in unrelated entities	—	2.2
Capital expenditures, net of sales	(5.5)	(17.7)
Net cash used in investing activities	$(1,873.9)	$(1,636.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	$1,790.3	$2,218.9
Net (decrease) increase in securities sold under repurchase agreements	(83.9)	122.7
Repayments of long-term debt	—	(0.1)
Advances on long-term debt	—	98.6
Proceeds from issuance of common stock	0.4	0.8
Purchase and retirement of common stock	(5.4)	(78.9)
Dividends paid to common stockholders	(76.2)	(104.9)
Net cash provided by financing activities	1,625.2	2,257.1
Net (decrease) increase in cash and cash equivalents	(43.3)	783.8
Cash and cash equivalents at beginning of period	2,276.8	1,076.8
Cash and cash equivalents at end of period	$2,233.5	$1,860.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$41.3	$36.0
Cash paid during the period for interest expense	12.5	25.4

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	0.8	3.5
Transfer of loans to other real estate owned	0.7	3.2
Capitalization of internally originated mortgage servicing rights	2.0	9.5

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2021 and December 31, 2020, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and nine month periods ended September 30, 2021 and 2020, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2020 is derived from audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform prior year financial statements to the September 30, 2021 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a description of significant accounting policies. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
(2)    Investment Securities

The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$697.4	$—	$(5.6)	$691.8
State, county, and municipal securities	444.9	2.1	(7.1)	439.9
Obligations of U.S. government agencies	332.3	0.2	(6.6)	325.9
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	2,021.4	25.9	(16.0)	2,031.3
Private mortgage-backed securities	83.7	0.1	(0.3)	83.5
Collateralized loan obligations	452.4	0.6	—	453.0
Corporate securities	376.7	4.2	(2.7)	378.2
Total	$4,408.8	$33.1	$(38.3)	$4,403.6

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$69.7	$2.3	$(0.5)	$71.5
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations (1)	1,537.5	20.5	(8.4)	1,549.6
Corporate securities	10.9	0.5	—	11.4
Total	$1,618.1	$23.3	$(8.9)	$1,632.5
(1) Amortized costs presented above include $22.3 million of unamortized gains in U.S. agency residential mortgage-backed securities and collateralized mortgage obligations related to the 2021 second quarter transfer of securities from available-for-sale to held-to-maturity.

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

There were no material gross realized gains and no material gross losses on the disposition of available-for-sale investment securities during the three and nine month periods ended September 30, 2021 and 2020.
As of September 30, 2021, the Company had general obligation securities with amortized costs of $56.9 million included in state, county, and municipal securities, of which $40.9 million, or 71.9%, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2021 and December 31, 2020. There were no held-to-maturity securities in an unrealized loss position at December 31, 2020.

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$691.8	$(5.6)	$—	$—	$691.8	$(5.6)
State, county, and municipal securities	287.7	(7.1)	—	—	287.7	(7.1)
Obligations of U.S. government agencies	301.2	(6.6)	—	—	301.2	(6.6)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	964.9	(16.0)	—	—	964.9	(16.0)
Private mortgage-backed securities	54.3	(0.3)	—	—	54.3	(0.3)
Corporate securities	158.7	(2.6)	21.2	(0.1)	179.9	(2.7)
Total	$2,458.6	$(38.2)	$21.2	$(0.1)	$2,479.8	$(38.3)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity:
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	$772.3	$(8.4)	$—	$—	$772.3	$(8.4)
State, county, and municipal securities	29.0	(0.5)	—	—	29.0	(0.5)
Total	$801.3	$(8.9)	$—	$—	$801.3	$(8.9)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
State, county, and municipal securities	$148.1	$(1.0)	$—	$—	$148.1	$(1.0)
Obligations of U.S. government agencies	235.6	(2.0)	—	—	235.6	(2.0)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	434.0	(2.4)	12.3	(0.1)	446.3	(2.5)
Private mortgage-backed securities	—	—	4.3	(0.1)	4.3	(0.1)
Corporate securities	20.9	(0.1)	—	—	20.9	(0.1)
Total	$838.6	$(5.5)	$16.6	$(0.2)	$855.2	$(5.7)

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
As of September 30, 2021 and December 31, 2020, the Company had 278 and 181 individual investment securities, respectively, that were in an unrealized loss position, related primarily to fluctuations in current interest rates. As of September 30, 2021, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not intend to sell any of the available-for-sale securities in the above table and the Company does not anticipate it will have to sell any securities before a recovery in cost. There were no material allowances for credit loss as of September 30, 2021 or December 31, 2020 for available-for-sale or held-to-maturity securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. In the table below, the Company had variable rate mortgage-backed and corporate securities which had an amortized cost of $540.2 million and were classified as available-for-sale as of September 30, 2021. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$625.0	$722.7	$662.2	$667.4
After one year but within five years	1,514.8	1,621.1	365.7	369.7
After five years but within ten years	1,295.3	1,161.6	263.6	266.8
After ten years	973.7	898.2	326.6	328.6
Total	$4,408.8	$4,403.6	$1,618.1	$1,632.5

As of September 30, 2021, the Company held investment securities callable within one year with amortized costs and estimated fair values of $212.3 million and $209.9 million, respectively. These investment securities are primarily included in the “after five years but within ten years” category in the table above. As of September 30, 2021, the Company held no callable structured notes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of September 30, 2021 and December 31, 2020, the Company recorded amortized costs of $2,373.4 million and $2,323.0 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of September 30, 2021 and December 31, 2020 of $2,399.1 million and $2,383.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.

(3)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	September 30, 2021	December 31, 2020
Real estate loans:
Commercial	$3,883.2	$3,743.2
Construction loans:
Land acquisition & development	260.2	265.0
Residential	268.4	250.9
Commercial	610.2	523.5
Total construction loans	1,138.8	1,039.4
Residential	1,554.9	1,396.3
Agricultural	229.9	220.6
Total real estate loans	6,806.8	6,399.5
Consumer loans:
Indirect	756.8	805.1
Direct and advance lines	132.9	150.6
Credit card	64.1	70.2
Total consumer loans	953.8	1,025.9
Commercial	1,668.7	2,153.9
Agricultural	212.4	247.6
Other, including overdrafts	1.3	1.6
Loans held for investment	9,643.0	9,828.5
Deferred loan fees and costs	(20.5)	(21.0)
Loans held for investment, net of deferred fees and costs	9,622.5	9,807.5
Allowance for credit losses	(135.1)	(144.3)
Net loans held for investment	$9,487.4	$9,663.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$22.9	$1.1	$—	$—	$24.0
Owner occupied	16.6	(0.6)	—	—	16.0
Multi-family	11.6	0.2	—	—	11.8
Total commercial real estate	51.1	0.7	—	—	51.8
Construction:
Land acquisition & development	1.0	(0.2)	—	0.1	0.9
Residential construction	1.5	0.3	—	—	1.8
Commercial construction	8.0	(1.3)	—	—	6.7
Total construction	10.5	(1.2)	—	0.1	9.4
Residential real estate:
Residential 1-4 family	13.4	(0.2)	—	—	13.2
Home equity and HELOC	1.4	(0.1)	—	0.1	1.4
Total residential real estate	14.8	(0.3)	—	0.1	14.6
Agricultural real estate	3.0	0.1	—	—	3.1
Total real estate	79.4	(0.7)	—	0.2	78.9
Consumer:
Indirect	15.8	(0.1)	(0.8)	0.5	15.4
Direct and advance lines	4.6	0.5	(0.8)	0.4	4.7
Credit card	1.6	0.4	(0.4)	0.2	1.8
Total consumer	22.0	0.8	(2.0)	1.1	21.9
Commercial:
Commercial and floor plans	29.0	0.3	(0.1)	0.2	29.4
Commercial purpose secured by 1-4 family	4.4	(0.2)	—	—	4.2
Credit card	0.3	—	—	—	0.3
Total commercial	33.7	0.1	(0.1)	0.2	33.9
Agricultural:
Agricultural	0.4	—	—	—	0.4
Total agricultural	0.4	—	—	—	0.4
Total allowance for credit losses	$135.5	$0.2	$(2.1)	$1.5	$135.1

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(1.6)	$—	$0.1	$24.0
Owner occupied	18.3	—	(2.3)	—	16.0
Multi-family	11.0	0.8	—	—	11.8
Total commercial real estate	54.8	(0.8)	(2.3)	0.1	51.8
Construction:
Land acquisition & development	1.3	(0.8)	(0.1)	0.5	0.9
Residential construction	1.6	0.3	(0.1)	—	1.8
Commercial construction	7.3	(0.6)	(0.1)	0.1	6.7
Total construction	10.2	(1.1)	(0.3)	0.6	9.4
Residential real estate:
Residential 1-4 family	11.4	1.8	—	—	13.2
Home equity and HELOC	1.4	(0.2)	(0.1)	0.3	1.4
Total residential real estate	12.8	1.6	(0.1)	0.3	14.6
Agricultural real estate	2.7	0.4	—	—	3.1
Total real estate	80.5	0.1	(2.7)	1.0	78.9
Consumer:
Indirect	16.7	(0.3)	(2.9)	1.9	15.4
Direct and advance lines	4.6	1.2	(2.0)	0.9	4.7
Credit card	2.6	—	(1.4)	0.6	1.8
Total consumer	23.9	0.9	(6.3)	3.4	21.9
Commercial:
Commercial and floor plans	34.2	(4.9)	(2.2)	2.3	29.4
Commercial purpose secured by 1-4 family	4.7	(0.8)	(0.1)	0.4	4.2
Credit card	0.3	0.2	(0.3)	0.1	0.3
Total commercial	39.2	(5.5)	(2.6)	2.8	33.9
Agricultural:
Agricultural	0.7	(0.1)	(0.2)	—	0.4
Total agricultural	0.7	(0.1)	(0.2)	—	0.4
Total allowance for credit losses	$144.3	$(4.6)	$(11.8)	$7.2	$135.1

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Provision for Credit Loss Expense	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$11.4	$—	$0.1	$25.2
Owner occupied	10.0	3.5	5.7	(0.3)	0.2	19.1
Multi-family	0.7	6.9	3.2	—	—	10.8
Total commercial real estate	19.5	15.3	20.3	(0.3)	0.3	55.1
Construction:
Land acquisition & development	1.9	(0.1)	(0.3)	(0.5)	0.2	1.2
Residential construction	1.5	(0.9)	1.0	—	—	1.6
Commercial construction	2.7	1.3	3.1	—	—	7.1
Total construction	6.1	0.3	3.8	(0.5)	0.2	9.9
Residential real estate:
Residential 1-4 family	1.8	10.6	(3.3)	—	0.1	9.2
Home equity and HELOC	1.0	0.5	(0.1)	—	0.1	1.5
Total residential real estate	2.8	11.1	(3.4)	—	0.2	10.7
Agricultural real estate	0.5	1.8	0.6	—	—	2.9
Total real estate	28.9	28.5	21.3	(0.8)	0.7	78.6
Consumer:
Indirect	4.5	8.8	5.1	(3.2)	1.8	17.0
Direct and advance lines	2.9	3.0	1.3	(3.1)	0.7	4.8
Credit card	2.5	0.3	1.0	(2.2)	0.6	2.2
Total consumer	9.9	12.1	7.4	(8.5)	3.1	24.0
Commercial:
Commercial and floor plans	25.5	(5.1)	20.0	(4.7)	1.0	36.7
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.8	(0.1)	0.2	5.0
Credit card	1.2	(1.1)	1.0	(0.9)	0.1	0.3
Total commercial	32.6	(10.0)	23.8	(5.7)	1.3	42.0
Agricultural:
Agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total agricultural	1.6	(0.6)	—	(0.1)	—	0.9
Total allowance for credit losses	$73.0	$30.0	$52.5	$(15.1)	$5.1	$145.5

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of September 30, 2021	Business Assets	Real Property	Other	Total
Real estate	$1.2	$7.3	$—	$8.5
Commercial	3.1	0.9	—	4.0
Agricultural	—	0.7	—	0.7
Total collateral-dependent	$4.3	$8.9	$—	$13.2

	Collateral Type
As of December 31, 2020	Business Assets	Real Property	Other	Total
Real estate	$1.3	$6.5	$1.1	$8.9
Commercial	6.1	1.3	0.4	7.8
Agricultural	—	0.8	—	0.8
Total collateral-dependent	$7.4	$8.6	$1.5	$17.5
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2021	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$6.1	$4.0	$0.3	$10.4	$3,864.0	$8.8	$3,883.2
Construction:
Land acquisition & development	0.7	—	0.2	0.9	258.8	0.5	260.2
Residential	—	—	—	—	268.4	—	268.4
Commercial	1.9	—	—	1.9	608.3	—	610.2
Total construction loans	2.6	—	0.2	2.8	1,135.5	0.5	1,138.8
Residential	0.2	2.7	1.4	4.3	1,546.3	4.3	1,554.9
Agricultural	—	0.2	1.2	1.4	222.9	5.6	229.9
Total real estate loans	8.9	6.9	3.1	18.9	6,768.7	19.2	6,806.8
Consumer:
Indirect consumer	4.0	1.1	0.2	5.3	750.0	1.5	756.8
Other consumer	0.7	0.2	0.1	1.0	131.7	0.2	132.9
Credit card	0.6	0.2	0.4	1.2	62.9	—	64.1
Total consumer loans	5.3	1.5	0.7	7.5	944.6	1.7	953.8
Commercial	3.7	0.6	0.9	5.2	1,656.4	7.1	1,668.7
Agricultural	0.3	—	0.5	0.8	209.7	1.9	212.4
Other, including overdrafts	—	—	—	—	1.3	—	1.3
Loans held for investment	$18.2	$9.0	$5.2	$32.4	$9,580.7	$29.9	$9,643.0

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
(1) As of September 30, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2021 and 2020, respectively, and no material accrued interest was reversed at September 30, 2021 and 2020, respectively.
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
The 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided financial institutions with options on the treatment of troubled debt restructurings, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company can elect: (1) to suspend the requirements under GAAP for loan modifications related to the Coronavirus Disease 2019 (“COVID–19”) pandemic that would otherwise be categorized as a troubled debt restructuring; and/or (2) to suspend any determination of a loan modified as being a troubled debt restructuring as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions end the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company renegotiated loans in troubled debt restructurings in the amount of $6.9 million as of September 30, 2021, of which $4.8 million were included in non-accrual loans and $2.1 million were on accrual status. As of September 30, 2021, the Company allocated $0.1 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
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
The Company had no material new troubled debt restructurings during the three and nine months ended September 30, 2021.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before a modification, the Company may have already recorded an allowance for credit losses. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and, where deterioration is observed, recognizes credit loss through the allowance. Additionally, the Company continues to work these loans through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three and nine months ended September 30, 2021 or 2020.
The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2021. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended September 30, 2021 where the loan did not meet the definition of a troubled debt restructuring and the borrowers had not been experiencing financial difficulties. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant. These loans have a total recorded investment of $148.5 million as of September 30, 2021.
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
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale for the periods indicated:

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$408.9	$467.7	$258.9	$160.7	$94.9	$426.9	$11.6	$1,829.6
Special mention	0.2	1.5	2.2	—	—	13.9	—	17.8
Substandard	3.9	15.5	2.4	0.8	1.1	13.1	—	36.8
Total	$413.0	$484.7	$263.5	$161.5	$96.0	$453.9	$11.6	$1,884.2

Commercial real estate owner occupied:
Pass	$317.5	$325.0	$247.5	$166.0	$106.2	$368.1	$12.7	$1,543.0
Special mention	1.1	5.3	1.9	5.1	3.1	18.6	—	35.1
Substandard	3.5	5.0	5.8	8.4	2.8	23.0	0.1	48.6
Total	$322.1	$335.3	$255.2	$179.5	$112.1	$409.7	$12.8	$1,626.7

Commercial multi-family:
Pass	$62.7	$116.3	$46.3	$20.6	$36.9	$87.6	$1.9	$372.3
Total	$62.7	$116.3	$46.3	$20.6	$36.9	$87.6	$1.9	$372.3

Land, acquisition and development:
Pass	$80.2	$73.7	$42.6	$15.7	$21.0	$21.9	$2.0	$257.1
Special mention	1.0	0.2	—	—	0.1	—	—	1.3
Substandard	0.6	0.2	—	0.7	0.1	0.1	0.1	1.8
Total	$81.8	$74.1	$42.6	$16.4	$21.2	$22.0	$2.1	$260.2

Residential construction:
Pass	$98.2	$23.8	$26.5	$1.0	$1.6	$—	$116.3	$267.4
Special mention	—	—	—	—	0.4	—	—	0.4
Substandard	0.2	0.4	—	—	—	—	—	0.6
Total	$98.4	$24.2	$26.5	$1.0	$2.0	$—	$116.3	$268.4

Commercial construction:
Pass	$207.7	$221.2	$147.4	$27.7	$0.6	$5.6	$—	$610.2
Total	$207.7	$221.2	$147.4	$27.7	$0.6	$5.6	$—	$610.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Agricultural real estate:
Pass	$52.8	$39.9	$37.3	$24.2	$13.4	$31.2	$3.8	$202.6
Special mention	0.1	1.5	1.2	0.6	0.1	3.6	1.0	8.1
Substandard	1.0	1.7	6.7	2.7	1.3	3.4	—	16.8
Doubtful	2.4	—	—	—	—	—	—	2.4
Total	$56.3	$43.1	$45.2	$27.5	$14.8	$38.2	$4.8	$229.9

Commercial and floor plans:
Pass	$509.2	$182.7	$107.8	$90.6	$50.9	$101.2	$246.3	$1,288.7
Special mention	0.8	12.7	0.9	2.1	3.6	3.1	3.9	27.1
Substandard	2.2	2.8	1.6	2.0	0.7	4.9	1.1	15.3
Total	$512.2	$198.2	$110.3	$94.7	$55.2	$109.2	$251.3	$1,331.1

Commercial purpose secured by 1-4 family:
Pass	$66.2	$67.3	$30.6	$24.6	$16.4	$36.4	$13.7	$255.2
Special mention	—	0.2	0.2	0.5	0.1	0.8	0.4	2.2
Substandard	1.2	1.4	0.7	1.0	0.2	1.6	0.1	6.2
Total	$67.4	$68.9	$31.5	$26.1	$16.7	$38.8	$14.2	$263.6

Agricultural:
Pass	$30.3	$27.1	$10.5	$7.8	$3.5	$2.0	$108.0	$189.2
Special mention	0.9	0.6	0.5	0.3	—	0.3	3.1	5.7
Substandard	9.6	0.8	1.4	2.6	0.1	0.2	1.3	16.0
Total	$40.8	$28.5	$12.4	$10.7	$3.6	$2.5	$112.4	$210.9

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$495.9	$304.9	$216.0	$105.3	$139.7	$336.5	$13.8	$1,612.1
Special mention	0.3	2.3	0.9	0.1	6.4	13.7	—	23.7
Substandard	15.7	2.7	1.0	4.1	1.1	13.9	—	38.5
Doubtful	—	—	0.2	—	—	—	—	0.2
Total	$511.9	$309.9	$218.1	$109.5	$147.2	$364.1	$13.8	$1,674.5

Commercial real estate owner occupied:
Pass	$416.3	$312.5	$211.2	$122.4	$153.7	$357.9	$8.9	$1,582.9
Special mention	7.1	9.6	4.8	3.1	18.6	20.0	—	63.2
Substandard	8.9	6.5	11.5	5.0	15.1	11.1	0.3	58.4
Doubtful	0.2	—	—	0.2	—	0.1	—	0.5
Total	$432.5	$328.6	$227.5	$130.7	$187.4	$389.1	$9.2	$1,705.0

Commercial multi-family:
Pass	$132.5	$58.9	$23.5	$41.6	$25.8	$80.5	$0.8	$363.6
Special mention	—	—	—	—	—	0.1	—	0.1
Total	$132.5	$58.9	$23.5	$41.6	$25.8	$80.6	$0.8	$363.7

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$324.5	$490.7	$79.4	$35.0	$30.5	$199.2	$—	$1,159.3
Nonperforming	—	0.9	0.4	—	0.4	1.9	—	3.6
Total	$324.5	$491.6	$79.8	$35.0	$30.9	$201.1	$—	$1,162.9

Consumer home equity and HELOC:
Performing	$11.8	$8.1	$4.7	$5.2	$4.0	$13.2	$343.1	$390.1
Nonperforming	0.3	—	0.3	—	0.6	0.7	—	1.9
Total	$12.1	$8.1	$5.0	$5.2	$4.6	$13.9	$343.1	$392.0

Consumer indirect:
Performing	$223.5	$236.0	$124.6	$74.6	$44.1	$52.2	$—	$755.0
Nonperforming	0.1	0.4	0.3	0.3	0.2	0.5	—	1.8
Total	$223.6	$236.4	$124.9	$74.9	$44.3	$52.7	$—	$756.8
Consumer direct and advance line:
Performing	$34.9	$31.5	$17.9	$16.2	$6.8	$8.8	$16.5	$132.6
Nonperforming	—	—	0.1	0.1	0.1	—	—	0.3
Total	$34.9	$31.5	$18.0	$16.3	$6.9	$8.8	$16.5	$132.9

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$491.1	$113.9	$57.2	$47.8	$65.7	$234.6	$—	$1,010.3
Nonperforming	0.1	0.7	—	—	—	1.2	—	2.0
Total	$491.2	$114.6	$57.2	$47.8	$65.7	$235.8	$—	$1,012.3

Consumer home equity and HELOC:
Performing	$12.0	$7.1	$7.1	$9.7	$4.7	$14.4	$328.1	$383.1
Nonperforming	0.1	0.2	—	—	0.1	0.4	0.1	0.9
Total	$12.1	$7.3	$7.1	$9.7	$4.8	$14.8	$328.2	$384.0

Consumer indirect:
Performing	$334.5	$187.9	$117.9	$73.8	$47.6	$42.6	$—	$804.3
Nonperforming	0.1	0.2	0.1	0.2	0.1	0.1	—	0.8
Total	$334.6	$188.1	$118.0	$74.0	$47.7	$42.7	$—	$805.1
Consumer direct and advance line:
Performing	$47.1	$29.4	$28.1	$11.9	$5.3	$8.6	$19.9	$150.3
Nonperforming	0.1	—	0.1	—	—	—	0.1	0.3
Total	$47.2	$29.4	$28.2	$11.9	$5.3	$8.6	$20.0	$150.6
The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit card loans based on payment activity for the periods indicated:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of September 30, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$63.7	$73.9	$1.5	$139.1
Nonperforming	0.4	0.1	—	0.5
Total	$64.1	$74.0	$1.5	$139.6

As of December 31, 2020	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$69.6	$66.3	$1.5	$137.4
Nonperforming	0.6	0.3	—	0.9
Total credit card	$70.2	$66.6	$1.5	$138.3
There were no material purchases of portfolio loans and no material sales of loans held for investment during the three and nine months ended September 30, 2021 or 2020.

(4)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$2.0	$6.5	$2.5	$8.5
Additions	0.4	2.0	0.7	3.2
Valuation adjustments	—	(0.1)	—	(0.1)
Dispositions	(0.1)	(2.7)	(0.9)	(5.9)
Ending balance	$2.3	$5.7	$2.3	$5.7
There were $0.5 million and no foreclosed residential real estate properties included in other real estate owned as of September 30, 2021 and December 31, 2020. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.6 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

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
On June 17, 2021, the Company invested $500.0 million in five-year U.S. Treasuries at 87 basis points, while simultaneously entering into a two-year forward starting, three-year pay-fixed interest rate swap on $500.0 million notional. Beginning on June 30, 2023, the Company will begin receiving effective federal funds, and will pay 1.19% interest on such funds. The interest rate swap was designated as a fair value hedge. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company has determined at the onset of the hedge that the derivative instrument will be a highly effective hedge throughout the term of the contract, any portion of derivative instrument subsequently determined to be ineffective will be recognized in earnings.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On August 2, 2021, the Company invested $200.0 million in seven-year U.S. Treasuries at 99 basis points, while simultaneously entering into a three-year forward starting, four-year pay-fixed interest rate swap on $200.0 million notional amount. Beginning on August 31, 2024, the Company will begin receiving effective federal funds, and will pay 1.22% interest on such funds. The interest rate swap was designated as a fair value hedge. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company has determined at the onset of the hedge that the derivative instrument will be a highly effective hedge throughout the term of the contract, any portion of derivative instrument subsequently determined to be ineffective will be recognized in earnings.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	September 30, 2021		December 31, 2020
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$697.7	$(2.3)	$—	$—
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
The table below presents the fair value of the Company’s derivative financial instruments and classification on the balance sheet for the periods indicated:

	September 30, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap contracts	$200.0		$2.6	$—		$—

Derivatives not designated as hedges:
Interest rate swap contracts	854.8		27.5	799.7		52.0
Interest rate lock commitments	149.8		3.1	101.9		3.3
Forward loan sales contracts	164.2		0.9	—		—
Derivative assets in the balance sheet	$1,368.8	Other Assets	$34.1	$901.6	Other Assets	$55.3

Derivatives designated as hedges:
Interest rate swap contracts	$587.6		$0.4	$87.6		$0.2

Derivatives not designated as hedges:
Interest rate swap contracts	854.8		20.7	799.7		16.6
Forward loan sales contracts	—		—	126.8		1.1
Derivative liabilities in the balance sheet	$1,442.4	Accrued Expenses	$21.1	$1,014.1	Accrued Expenses	$17.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive income during the three and nine months ended September 30, 2021 or 2020.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the three and nine months ended September 30, 2021 or 2020.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2021	2020		2021	2020
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$1.3	$(0.6)	Mortgage banking revenues	$1.7	$4.4
The Company recorded fee revenues of $0.4 million and $3.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively and $1.6 million and $6.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees.
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	September 30, 2021
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$30.1	$—	$30.1	$—	$11.0	$19.1
Mortgage related derivatives	4.0	—	4.0	—	—	4.0
Total derivatives	34.1	—	34.1	—	11.0	23.1
Total assets	$34.1	$—	$34.1	$—	$11.0	$23.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$21.1	$—	$21.1	$—	$—	$21.1
Total derivatives	21.1	—	21.1	—	—	21.1
Repurchase agreements	1,007.5	—	1,007.5	—	1,007.5	—
Total liabilities	$1,028.6	$—	$1,028.6	$—	$1,007.5	$21.1

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
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, which was $10.7 million related to these agreements. As of September 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted excess collateral of $0.3 million. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $10.7 million.

(6)    Capital Stock
The Company had 41,715,627 shares of Class A common stock and 20,515,516 shares of Class B common stock outstanding as of September 30, 2021. The Company had 40,335,113 shares of Class A common stock and 21,760,686 shares of Class B common stock outstanding as of December 31, 2020.
During the nine months ended September 30, 2021, the Company issued 19,081 shares of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors was $0.9 million and is included in employee benefits in the consolidated statement of income and in stock-based compensation expense in the consolidated statements of changes in stockholders' equity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program where the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares for a total of 5.5 million shares. There were no shares repurchased under the program during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company repurchased and retired 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. The shares of common stock repurchased during the period represented 1.3% of the total 5.5 million shares authorized to be repurchased. As of September 30, 2021, there were 1.9 million shares remaining authorized under the repurchase program.
All other stock repurchases during the nine months ended September 30, 2021 and 2020, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$47.1	$48.3	$141.0	$114.3
Weighted average common shares outstanding for basic earnings per share computation	61,673,656	63,764,474	61,641,342	64,184,832
Dilutive effects of stock-based compensation	74,316	96,983	91,480	110,693
Weighted average common shares outstanding for diluted earnings per common share computation	61,747,972	63,861,457	61,732,822	64,295,525

Basic earnings per common share	$0.76	$0.76	$2.29	$1.78
Diluted earnings per common share	$0.76	$0.76	$2.28	$1.78

Anti-dilutive unvested time restricted stock	89,142	68,397	88,677	73,633
The Company had 355,981 and 293,236 shares of unvested restricted stock as of September 30, 2021 and 2020, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    Regulatory Capital
As of September 30, 2021 and December 31, 2020, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2021 and December 31, 2020 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,642.0	14.00%	$938.0	8.00%	$1,231.1	10.50%	$1,172.5	10.00%
FIB	1,464.8	12.53	935.1	8.00	1,227.3	10.50	1,168.9	10.00
Tier 1 risk-based capital:
Consolidated	1,442.6	12.30	703.5	6.00	996.6	8.50	938.0	8.00
FIB	1,365.4	11.68	701.3	6.00	993.5	8.50	935.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,358.5	11.59	527.6	4.50	820.7	7.00	762.1	6.50
FIB	1,365.4	11.68	526.0	4.50	818.2	7.00	759.8	6.50
Leverage capital ratio:
Consolidated	1,442.6	7.81	738.5	4.00	738.5	4.00	923.1	5.00
FIB	1,365.4	7.41	737.2	4.00	737.2	4.00	921.5	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,575.7	14.19%	$888.3	8.00%	$1,165.8	10.50%	$1,110.3	10.00%
FIB	1,426.8	12.89	885.6	8.00	1,162.3	10.50	1,107.0	10.00
Tier 1 risk-based capital:
Consolidated	1,369.0	12.33	666.2	6.00	943.8	8.50	888.3	8.00
FIB	1,320.1	11.93	664.2	6.00	940.9	8.50	885.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,284.9	11.57	499.6	4.50	777.2	7.00	721.7	6.50
FIB	1,320.1	11.93	498.1	4.50	774.9	7.00	719.5	6.50
Leverage capital ratio:
Consolidated	1,369.0	8.16	671.0	4.00	671.0	4.00	838.7	5.00
FIB	1,320.1	7.88	669.7	4.00	669.7	4.00	837.2	5.00
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of the Current Expected Credit Loss accounting standard (“CECL”), or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company has elected to opt into the transition election and is adopting transition relief over the permissible five-year period.
(9)    Commitments and Contingencies
In the normal course of business, the Company is involved in various claims and litigation. The Company establishes accruals for legal matters when potential losses associated with the actions become probable and the amount of loss can be reasonably estimated. There is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts that the Company has accrued. Accruals for legal matters are based on management’s best judgment after consultation with counsel and others. In the opinion of management, following consultation with legal counsel, the ultimate liability or disposition of all such claims and litigation is not expected to have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.
As of September 30, 2021, the Company had commitments under construction contracts of $3.3 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.4 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2021.
On September 16, 2021, the Company entered into a definitive agreement to acquire all of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota, in an all-stock transaction where each outstanding share of Great Western will convert into the right to receive 0.8425 shares of the Company's Class A common stock in an all-stock transaction valued at approximately $2.0 billion in aggregate based on the closing price of the Company’s Class A common stock on September 15, 2021. The transaction has been approved by the boards of directors of both companies and is expected to close in the first quarter of 2022 and to convert data processing systems in the second quarter of 2022, subject to customary conditions, including regulatory and shareholder approvals.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$3.4	$2.3	$3.7	$—
Initial impact of adopting ASC 326	—	—	—	2.3
Provision for (reversal of) credit loss expense	(0.2)	1.2	(0.5)	1.2
Ending balance of allowance for off-balance sheet credit losses	$3.2	$3.5	$3.2	$3.5

	September 30, 2021	December 31, 2020
Unused credit card lines	$682.5	$682.8
Commitments to extend credit	2,558.6	2,280.0
Standby letter of credit	59.8	59.0

(11)    Other Comprehensive Income/Loss
The gross amounts of each component of other comprehensive income and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Investment securities available-for sale:
Change in net unrealized loss during period	$(13.4)	$(4.2)	$(3.3)	$(1.1)	$(10.1)	$(3.1)
Reclassification adjustment for net gain included in net income	(0.3)	(0.1)	(0.1)	—	(0.2)	(0.1)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	(2.5)	—	(0.6)	—	(1.9)	—
Unrealized loss on derivatives	3.2	—	0.8	—	2.4	—
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	—	(0.1)	—	—	—	(0.1)
Total other comprehensive (loss) income	$(13.0)	$(4.4)	$(3.2)	$(1.1)	$(9.8)	$(3.3)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020
Investment securities available-for sale:
Change in net unrealized (loss) gains during period	$(81.0)	$69.9	$(20.5)	$18.7	$(60.5)	$51.2
Reclassification adjustment for net gain included in net income	(0.2)	(0.1)	(0.1)	—	(0.1)	(0.1)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	22.3	—	5.7	—	16.6	—
Unrealized loss on derivatives	2.3	0.2	0.6	—	1.7	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	—	(0.5)	—	(0.1)	—	(0.4)
Total other comprehensive (loss) income	$(56.6)	$69.5	$(14.3)	$18.6	$(42.3)	$50.9
The components of accumulated other comprehensive income, net of related tax effects, are as follows:

	September 30, 2021	December 31, 2020
Net unrealized (loss) gain on investment securities available-for-sale	$(4.0)	$56.8
Net unrealized gain on investment securities transferred to held-to-maturity	16.6	—
Net unrealized gain (loss) on derivatives	1.7	(0.2)
Net accumulated other comprehensive gains	$14.3	$56.6

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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and nine months ended September 30, 2021 and 2020.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2021 and 2020.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of September 30, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$691.8	$—	$691.8	$—
State, county, and municipal securities	439.9	—	439.9	—
Obligations of U.S. government agencies	325.9	—	325.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,031.3	—	2,031.3	—
Private mortgage-backed securities	83.5	—	83.5	—
Collateralized loan obligations	453.0	—	453.0	—
Corporate securities	378.2	—	378.2	—
Loans held for sale	42.5	—	42.5	—
Derivative assets:
Interest rate swap contracts	30.1	—	30.1	—
Interest rate lock commitments	3.1	—	3.1	—
Forward loan sale contracts	0.9	—	0.9	—
Derivative liabilities:
Interest rate swap contracts	21.1	—	21.1	—
Deferred compensation plan assets	21.6	—	21.6	—
Deferred compensation plan liabilities	21.6	—	21.6	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
State, county and municipal securities	$465.9	$—	465.9	$—
Obligations of U.S. government agencies	331.9	—	331.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,897.6	—	2,897.6	—
Private mortgage-backed securities	10.9	—	10.9	—
Corporate securities	302.2	—	302.2	—
Other investments	0.2	—	0.2	—
Loans held for sale	74.0	—	74.0	—
Derivative assets:
Interest rate swap contracts	52.0	—	52.0	—
Interest rate lock commitments	3.3	—	3.3	—
Derivative liabilities
Interest rate swap contracts	16.8	—	16.8	—
Forward loan sales contracts	1.1	—	1.1	—
Deferred compensation plan assets	19.1	—	19.1	—
Deferred compensation plan liabilities	19.1	—	19.1	—
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of September 30, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12.5	$—	$—	$12.5
Long-lived assets to be disposed of by sale	3.2	—	—	3.2

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$14.7	$—	$—	$14.7
Long-lived assets to be disposed of by sale	5.3	—	—	5.3
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2021, certain collateral-dependent loans with a carrying value of $13.2 million were reduced by specific valuation allowance allocations of $0.7 million resulting in a reported fair value of $12.5 million. As of December 31, 2020, certain collateral-dependent loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations of $2.8 million resulting in a reported fair value of $14.7 million.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the nine months ended September 30, 2021 and 2020, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $3.2 million. As of December 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.5 million, reduced by write-downs of $0.2 million, resulting in a fair value of $5.3 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2021	December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$12.5	$14.7	Appraisal	Appraisal adjustment	0%	-	18%	(9%)
Long-lived assets to be disposed of by sale	3.2	5.3	Appraisal	Appraisal adjustment	0%	-	0%	0%
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$2,233.5	$2,233.5	$2,233.5	$—	$—
Investment debt securities available-for-sale	4,403.6	4,403.6	—	4,403.6	—
Investment debt securities held-to-maturity	1,618.1	1,632.5	—	1,632.5	—
Accrued interest receivable	52.9	52.9	—	52.9	—
Mortgage servicing rights, net	27.0	27.4	—	27.4	—
Loans held for sale	42.5	42.5	—	42.5	—
Net loans held for investment	9,487.4	9,587.1	—	9,574.6	12.5
Derivative assets	34.1	34.1	—	34.1	—
Deferred compensation plan assets	21.6	21.6	—	21.6	—
Total financial assets	$17,920.7	$18,035.2	$2,233.5	$15,789.2	$12.5

Financial liabilities:
Total deposits, excluding time deposits	$15,019.3	$15,019.3	$15,019.3	$—	$—
Time deposits	988.0	987.3	—	987.3	—
Securities sold under repurchase agreements	1,007.5	1,007.5	—	1,007.5	—
Accrued interest payable	6.6	6.6	—	6.6	—
Long-term debt	112.4	121.5	—	121.5	—
Subordinated debentures held by subsidiary trusts	87.0	83.9	—	83.9	—
Derivative liabilities	21.1	21.1	—	21.1	—
Deferred compensation plan liabilities	21.6	21.6	—	21.6	—
Total financial liabilities	$17,263.5	$17,268.8	$15,019.3	$2,249.5	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$2,276.8	$2,276.8	$2,276.8	$—	$—
Investment debt securities available-for-sale	4,008.7	4,008.7	—	4,008.7	—
Investment debt securities held-to-maturity	51.6	55.0	—	55.0	—
Accrued interest receivable	51.1	51.1	—	51.1	—
Mortgage servicing rights, net	24.0	24.0	—	24.0	—
Loans held for sale	74.0	74.0	—	74.0	—
Net loans held for investment	9,663.2	9,785.6	—	9,770.9	14.7
Derivative assets	55.3	55.3	—	55.3	—
Deferred compensation plan assets	19.1	19.1	—	19.1	—
Total financial assets	$16,223.8	$16,349.6	$2,276.8	$14,058.1	$14.7

Financial liabilities:
Total deposits, excluding time deposits	$13,158.3	$13,158.3	$13,158.3	$—	$—
Time deposits	1,058.7	1,061.1	—	1,061.1	—
Securities sold under repurchase agreements	1,091.4	1,091.4	—	1,091.4	—
Accrued interest payable	5.8	5.8	—	5.8	—
Long-term debt	112.4	116.5	—	116.5	—
Subordinated debentures held by subsidiary trusts	87.0	81.3	—	81.3	—
Derivative liabilities	17.9	17.9	—	17.9	—
Deferred compensation plan liabilities	19.1	19.1	—	19.1	—
Total financial liabilities	$15,550.6	$15,551.4	$13,158.3	$2,393.1	$—

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Accounting.” In March 2020, the FASB issued ASU 2020-04, which provides temporary exceptions that are optional for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, with such modification considered to be "minor" so that any existing unamortized origination fees/costs will carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications will not be accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted certain elections related to cash flow hedges which did not have a significant impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact of the adoption of other expedients in the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
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
(14)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 25, 2021, the Company declared a quarterly dividend to common shareholders of $0.41 per share, to be paid on November 18, 2021 to shareholders of record as of November 8, 2021.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. Today, we operate 147 banking offices, including detached drive-up facilities, in communities across six states—Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Governmental services	•Professional services	•Tourism
•Construction	•Healthcare	•Real Estate Development	•Wholesale trade
•Education	•Hospitality	•Retail
•Energy	•Housing	•Technology
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
Our principal expenses include: (i) interest expense on deposits accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) core deposit intangible amortization; and (ix) other real estate owned expenses. We also incur acquisition costs from time to time related to our strategic acquisitions.
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions, in large part due to our acquisition activity. We continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
On September 15, 2021, the Company entered into a definitive agreement to acquire all of the outstanding stock of Great Western, the parent company of GWB, a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota, in an all-stock transaction where each outstanding share of Great Western will convert into the right to receive 0.8425 shares of the Company's Class A common stock in an all-stock transaction valued at approximately $2.0 billion in aggregate based on the closing price of the Company’s Class A common stock on September 15, 2021. The transaction has been approved by the boards of directors of both companies and is expected to close in the first quarter of 2022 and convert data processing systems in the second quarter of 2022, subject to customary conditions, including regulatory and shareholder approvals.
Management continues to monitor the impact of COVID-19 on the Company’s financial results. Over the past year, the COVID-19 pandemic has affected our operations to a limited degree, although it has had varying degrees of disruptions and restrictions on our borrowers and to our borrowers’ operations, staffing, and demand for certain products and services. COVID-19 has severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, including those of our borrowers. With the wide-spread distribution of the COVID-19 vaccines, and the United States moving beyond the most acute phases of the pandemic into recovery, our branches and drive-ups are functioning at normal operating hours and are adequately staffed. While 33% of our back-office staff continue to work from home, the majority of the back-office employees are back in the office. Although the impact of the COVID-19 vaccines initially resulted in success in reducing the spread of COVID-19 within the United States, the Delta variant has increased the spread of COVID-19 in multiple regions across the United States at varying times to peak pandemic levels. This has resulted in a return of mask mandates and other emergency measures in certain regions of the United States. To date, such measures have not been re-enacted in regions where the Company operates. The Company is monitoring this resurgence and its potential impact on the Company’s operations and remains poised to change course should conditions require. As such, the scope, duration, and severity of the pandemic is not yet fully known. As a result, even with a burgeoning recovery, there continues to be some uncertainty as to the long-term effect on the economy and the Company.
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
The preparation of financial statements in conformity with GAAP requires management to measure the company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. We manage our interest rate risk in several ways. Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” for further discussion on how we manage interest rate risk. There can be no assurance that we will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond our control.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of our operations and financial condition.
Net Interest Income
Our operating results depend primarily on our net interest income, which is the difference between the interest the Company earns on its interest-earning assets, such as loans and investment securities, and the expense the Company pays on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates the Company earns or pays on them.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,805.2	$112.2	4.54%	$10,219.2	$112.6	4.38%
Investment securities (2)	5,875.0	18.8	1.27	3,435.1	16.3	1.89
Interest bearing deposits in banks	1,712.2	0.7	0.16	1,295.1	0.5	0.15
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$17,392.5	$131.7	3.00%	$14,949.5	$129.4	3.44%
Non-earning assets	1,688.7			1,739.9
Total assets	$19,081.2			$16,689.4
Interest-bearing liabilities:
Demand deposits	$4,474.0	$0.4	0.04%	$3,708.8	$0.4	0.04%
Savings deposits	4,842.9	0.4	0.03	4,081.4	0.3	0.03
Time deposits	996.9	1.1	0.44	1,167.3	2.7	0.92
Repurchase agreements	993.5	0.1	0.04	781.2	0.1	0.05
Long-term debt	112.4	1.5	5.29	112.3	1.7	6.02
Subordinated debentures held by subsidiary trusts	87.0	0.7	3.19	86.9	0.7	3.20
Total interest-bearing liabilities	$11,506.7	$4.2	0.14%	$9,937.9	$5.9	0.24%
Non-interest-bearing deposits	5,416.5			4,517.3
Other non-interest-bearing liabilities	172.7			226.0
Stockholders’ equity	1,985.3			2,008.2
Total liabilities and stockholders’ equity	$19,081.2			$16,689.4
Net FTE interest income		$127.5			$123.5
Less FTE adjustments (2)		(0.6)			(0.5)
Net interest income from consolidated statements of income		$126.9			$123.0
Interest rate spread			2.86%			3.20%
Net FTE interest margin (3)			2.91			3.29
Cost of funds, including non-interest-bearing demand deposits (4)			0.10			0.16

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $13.6 million at September 30, 2021 and $8.6 million at September 30, 2020.

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
Net interest income increased $3.9 million, or 3.2%, to $126.9 million during the three months ended September 30, 2021, as compared to $123.0 million for the same period in 2020. The increase is the result of increased yields on loans as a result of interest and fees related to PPP loans, higher volumes of interest-bearing deposits in banks, and lower rates on interest-bearing liabilities. The increased yields on loans were partially offset by declining yields on investment securities. The Company earned a total of $14.2 million of interest income, including loan fees, on PPP loans during the three months ended September 30, 2021 as compared to $10.6 million of interest income, including loan fees, on PPP loans for the same period in 2020.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,882.3	$325.9	4.41%	$9,723.2	$337.4	4.64%
Investment securities (2)	5,147.0	53.8	1.40	3,172.3	50.5	2.13
Interest bearing deposits in banks	1,824.9	1.7	0.12	1,023.7	3.5	0.46
Federal funds sold	0.1	—	—	0.2	—	—
Total interest earning assets	$16,854.3	$381.4	3.03%	$13,919.4	$391.4	3.76%
Non-earning assets	1,687.0			1,732.1
Total assets	$18,541.3			$15,651.5
Interest bearing liabilities:
Demand deposits	$4,349.1	$1.4	0.04%	$3,512.5	$1.7	0.06%
Savings deposits	4,710.1	1.1	0.03	3,855.1	2.0	0.07
Time deposits	1,020.3	3.9	0.51	1,271.2	11.5	1.21
Repurchase agreements	1,020.8	0.3	0.04	706.0	0.7	0.13
Long-term debt	112.4	4.5	5.35	63.9	3.0	6.27
Subordinated debentures held by subsidiary trusts	87.0	2.1	3.23	86.9	2.4	3.69
Total interest-bearing liabilities	$11,299.7	$13.3	0.16%	$9,495.6	$21.3	0.30%
Non-interest-bearing deposits	5,096.5			3,956.8
Other non-interest-bearing liabilities	179.6			208.3
Stockholders’ equity	1,965.5			1,990.8
Total liabilities and stockholders’ equity	$18,541.3			$15,651.5
Net FTE interest income		$368.1			$370.1
Less FTE adjustments (2)		(1.7)			(1.5)
Net interest income from consolidated statements of income		$366.4			$368.6
Interest rate spread			2.87%			3.46%
Net FTE interest margin (3)			2.92			3.55
Cost of funds, including non-interest-bearing demand deposits (4)			0.11			0.21

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $30.7 million at September 30, 2021 and $18.0 million at September 30, 2020.

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
Net interest income decreased $2.2 million, or 0.6%, to $366.4 million during the nine months ended September 30, 2021, as compared to $368.6 million for the same period in 2020. The decrease resulted from the sustained decline in rates across the yield curve, resulting in declining yields on loans and investment securities. Partially offsetting these rate pressures was higher levels of interest earning assets and lower rates on interest-bearing liabilities.
The Company earned a total of $34.3 million of interest income, including loan fees, on PPP loans during the nine months ended September 30, 2021 as compared to $19.2 million of interest income, including loan fees, on PPP loans for the same period in 2020. The Company had $13.1 million of unearned fees accrued as of September 30, 2021 related to PPP loans.
Net interest income included interest accretion related to the fair valuation of acquired loans of $2.3 million during the three months ended September 30, 2021, of which $1.4 million was the result of early loan payoffs, and $7.2 million during the nine months ended September 30, 2021, of which $4.0 million was the result of early loan payoffs. This compares to interest accretion of $3.2 million during the three months ended September 30, 2020, of which $1.4 million was the result of early loan payoffs, and $10.0 million during the nine months ended September 30, 2020, of which $3.6 million was the result of early loan payoffs.

Our net FTE interest margin ratio decreased 38 basis points to 2.91% for the three months ended September 30, 2021, as compared to 3.29% for the same period in 2020. Similarly, our net FTE interest margin ratio decreased 63 basis points to 2.92% for the nine months ended September 30, 2021, as compared to 3.55% for the same period in 2020. The decreases in net FTE interest margin ratio during the three months ended September 30, 2021, as compared to the same period in 2020, and during the nine months ended September 30, 2021, as compared to the same period in 2020, were primarily the result of a shift in mix of earning assets toward investment securities invested at lower yields, higher interest-earning cash balances and lower yields on loans, which were partially offset by lower deposits costs.
Exclusive of the impact of interest accretion on acquired loans, our net FTE interest margin ratio was 2.86% during the three months ended September 30, 2021, as compared to 3.20% for the same period in 2020, or a 34 basis point decrease, and 2.86% during the nine months ended September 30, 2021, as compared to 3.46% in the same period in 2020, or a 60 basis point decrease. This decrease was primarily due to a shift in the mix of earning assets toward investment securities that are invested at lower yields, and higher interest-earning cash balances and lower yields on loans excluding PPP balances, which were partially offset by lower deposits costs. The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and nine month periods ended September 30, 2021 and 2020. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(4.6)	$4.2	$(0.4)	$5.5	$(17.0)	$(11.5)
Investment securities (1)	11.6	(9.1)	2.5	31.4	(28.1)	3.3
Interest bearing deposits in banks	0.2	—	0.2	2.7	(4.5)	(1.8)
Total change	7.2	(4.9)	2.3	39.6	(49.6)	(10.0)
Interest bearing liabilities:
Demand deposits	0.1	(0.1)	—	0.4	(0.7)	(0.3)
Savings deposits	0.1	—	0.1	0.4	(1.3)	(0.9)
Time deposits	(0.4)	(1.2)	(1.6)	(2.3)	(5.3)	(7.6)
Repurchase agreements	—	—	—	0.3	(0.7)	(0.4)
Long-term debt	—	(0.2)	(0.2)	2.3	(0.8)	1.5
Subordinated debentures held by subsidiary trusts	—	—	—	—	(0.3)	(0.3)
Total change	(0.2)	(1.5)	(1.7)	1.1	(9.1)	(8.0)
Increase (decrease) in FTE net interest income (1)	$7.4	$(3.4)	$4.0	$38.5	$(40.5)	$(2.0)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for (Reversal of) Credit Losses
The Company had no provision for credit losses during the three months ended September 30, 2021, as compared to a provision for credit losses of $5.2 million during same period in 2020, with the decrease attributable to both the improvement in our underlying asset quality metrics, and the improved economic outlook assumptions driving our CECL model. The provision considered the impact of net charge-offs of $0.6 million, or an annualized 0.02% of average loans outstanding, for the third quarter of 2021, compared to $4.6 million, or an annualized 0.18% of average loans outstanding during same period in 2020.
For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.

Non-interest Income
Non-interest income also contributes to our operating results with our principal sources of non-interest income primarily including fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2021	2020			2021	2020
Payment services revenues	$12.2	$10.5	$1.7	16.2%	$33.8	$30.0	$3.8	12.7%
Mortgage banking revenues	11.6	14.3	(2.7)	(18.9)	32.8	39.4	(6.6)	(16.8)
Wealth management revenues	6.5	5.9	0.6	10.2	19.1	17.5	1.6	9.1
Service charges on deposit accounts	4.4	4.3	0.1	2.3	12.1	13.3	(1.2)	(9.0)
Other service charges, commissions and fees	1.4	5.0	(3.6)	(72.0)	5.1	10.0	(4.9)	(49.0)
Investment securities gains (losses), net	0.3	0.1	0.2	200.0	0.2	0.1	0.1	100.0
Other income	3.3	4.6	(1.3)	(28.3)	10.0	12.5	(2.5)	(20.0)
Total non-interest income	$39.7	$44.7	$(5.0)	(11.2)%	$113.1	$122.8	$(9.7)	(7.9)%
Total non-interest income decreased $5.0 million, or 11.2%, to $39.7 million for the three months ended September 30, 2021, as compared to $44.7 million for the same period in 2020 and decreased $9.7 million, or 7.9%, to $113.1 million for the nine months ended September 30, 2021, as compared to $122.8 million for the same period in 2020. Significant components of these fluctuations are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $1.7 million, or 16.2%, to $12.2 million during the three months ended September 30, 2021, as compared to $10.5 million earned during the same period in 2020. For the nine months ended September 30, 2021, payment services revenue increased $3.8 million, or 12.7%, to $33.8 million, as compared to $30.0 million during the same period in 2020. The increases in payment services revenues is mainly attributable to higher business credit card volume during the three and nine months ended September 30, 2021.
Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $2.7 million, or 18.9%, to $11.6 million during the three months ended September 30, 2021, as compared to $14.3 million during the same period in 2020, primarily driven by a decline in total origination volume. For the nine months ended September 30, 2021, mortgage banking revenues decreased $6.6 million, or 16.8%, to $32.8 million as compared to $39.4 million during the same period in 2020. The decrease for the nine months ended September 30, 2021 was primarily driven by a decline in origination volume and refinance activity compared to the 2020 periods. The impact of volume declines on mortgage banking revenue was compounded by an intentional decrease in the percentage of originations sold on the secondary market through the first half of 2021, which was offset by a $5.9 million recovery in our mortgage servicing rights valuation in the first quarter of 2021 as compared with $9.8 million in valuation write-downs for the nine months ended September 30, 2020. The overall loan production for originated home purchases was approximately 65.8% and 56.2% of production for the three and nine months ended September 30, 2021, respectively, compared to 48.6% and 40.1% for the same periods in 2020.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $0.6 million, or 10.2%, to $6.5 million during the three months ended September 30, 2021, as compared to $5.9 million during the same period in 2020. For the nine months ended September 30, 2021, wealth management revenues increased $1.6 million, or 9.1%, to $19.1 million as compared to $17.5 million during the same period in 2020, primarily due to an increase in trust services. The Company had $5.7 billion of assets under management at September 30, 2021 compared to $5.2 billion at December 31, 2020.

Service charge fees are primarily driven by service and overdraft charges on deposit accounts. Service charges increased $0.1 million, or 2.3%, to $4.4 million during the three months ended September 30, 2021, as compared to $4.3 million during the same period in 2020. For the nine months ended September 30, 2021, service charges on deposit accounts decreased $1.2 million, or 9.0%, to $12.1 million as compared to $13.3 million during the same period in 2020, primarily due to higher levels of client account balances and changes in client behavior resulting in lower service and overdraft charges.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees decreased $3.6 million, or 72.0%, to $1.4 million during the three months ended September 30, 2021, as compared to $5.0 million during the same period in 2020. For the nine months ended September 30, 2021, other service charges, commissions and fees decreased $4.9 million, or 49.0%, to $5.1 million as compared to $10.0 million during the same period in 2020. The decreases were primarily due to fewer fees earned on derivative interest rate swap contracts offered to clients during 2021.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.3 million, or 28.3%, to $3.3 million during the three months ended September 30, 2021, as compared to $4.6 million during the same period in 2020 and decreased $2.5 million, or 20.0%, to $10.0 million during the nine months ended September 30, 2021, as compared to $12.5 million during the same period in 2020. The decreases in other income between periods was principally due to life insurance benefits earned in 2020.
Non-interest Expense
Non-interest expense increased $6.4 million, or 6.4%, to $105.9 million during the three months ended September 30, 2021 as compared to $99.5 million during the same period in 2020. The increase was mainly a result of acquisition related expenses, employee benefits, and the litigation accrual, partially offset by a decrease in salaries and wages. Expenses related to acquisitions primarily include legal fees, consulting fees, and investment banking fees.
Non-interest expense increased $13.2 million, or 4.6%, to $303.3 million during the nine months ended September 30, 2021 as compared to $290.1 million during the same period in 2020. The increase was mainly a result of acquisition related expenses, the litigation accrual, and employee benefits, partially offset by a decrease in salaries and wages.
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2021	2020			2021	2020
Salaries and wages	$42.0	$46.0	$(4.0)	(8.7)%	$122.6	$130.1	$(7.5)	(5.8)%
Employee benefits	12.9	11.8	1.1	9.3	43.7	36.4	7.3	20.1
Outsourced technology services	8.2	8.4	(0.2)	(2.4)	24.7	24.5	0.2	0.8
Occupancy, net	7.3	7.2	0.1	1.4	21.7	21.3	0.4	1.9
Furniture and equipment	4.5	4.1	0.4	9.8	13.0	11.1	1.9	17.1
OREO expense, net of income	—	—	—	—	(0.1)	(0.4)	0.3	(75.0)
Professional fees	2.7	2.9	(0.2)	(6.9)	9.3	8.6	0.7	8.1
FDIC insurance premiums	1.7	1.3	0.4	30.8	4.8	4.5	0.3	6.7
Core deposit intangibles amortization	2.4	2.7	(0.3)	(11.1)	7.4	8.3	(0.9)	(10.8)
Other expenses	17.6	15.1	2.5	16.6	49.6	45.7	3.9	8.5
Acquisition related expenses	6.6	—	6.6	100.0	6.6	—	6.6	100.0
Total non-interest expense	$105.9	$99.5	$6.4	6.4%	$303.3	$290.1	$13.2	4.6%
Salaries and wages expense decreased $4.0 million, or 8.7%, to $42.0 million during the three months ended September 30, 2021, as compared to $46.0 million during the same period in 2020. Salaries and wages decreased $7.5 million, or 5.8%, to $122.6 million during the nine months ended September 30, 2021 as compared to $130.1 million during the same period in 2020. The decreases are the result of lower mortgage loan originator commissions and lower levels of incentive accruals during 2021 as compared to 2020.
Employee benefits expense increased $1.1 million, or 9.3%, to $12.9 million during the three months ended September 30, 2021, as compared to $11.8 million during the same period in 2020, as a result of higher health insurance costs.

Employee benefits expense increased $7.3 million, or 20.1%, to $43.7 million during the nine months ended September 30, 2021 as compared to $36.4 million during the same period in 2020. These increases are primarily due to higher health insurance costs and higher long-term incentive accruals as compared to 2020.
Furniture and equipment expense increased $0.4 million, or 9.8%, to $4.5 million during the three months ended September 30, 2021, as compared to $4.1 million during the same period in 2020 and increased $1.9 million, or 17.1%, to $13.0 million during the nine months ended September 30, 2021 as compared to $11.1 million during the same period in 2020. The increase during the nine months ended September 30, 2021 is primarily due to an increase in depreciation expense.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $2.5 million, or 16.6%, to $17.6 million during the three months ended September 30, 2021, as compared to $15.1 million during the same period in 2020, partially due to a $1.2 million litigation accrual, loan and debit card expenses. Other expenses increased $3.9 million, or 8.5%, to $49.6 million during the nine months ended September 30, 2021, as compared to $45.7 million during the same period in 2020, partially due to a $1.2 million litigation accrual, higher donation expenses, and elevated new market tax credit amortization during 2021.
Income Tax Expense
Our effective tax rate was 22.4% for the three months ended September 30, 2021 compared to 23.3% for the three months ended September 30, 2020 and 22.2% for the nine months ended September 30, 2021 and 22.6% for the same period in 2020.
Financial Condition
Total Assets
Total assets increased $1,723.5 million, or 9.8%, to $19,372.2 million as of September 30, 2021, from $17,648.7 million as of December 31, 2020, primarily as a result of higher levels of deposits deployed primarily into the investment securities portfolio. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment decreased $185.5 million, or 1.9%, to $9,643.0 million as of September 30, 2021, as compared to $9,828.5 million as of December 31, 2020 primarily as a result of declines in PPP loans and the consumer loan portfolio. Net of deferred fees and costs, loans held for investment decreased $185.0 million, or 1.9%, to $9,622.5 million as of September 30, 2021, as compared to $9,807.5 million as of December 31, 2020.
Total real estate loans increased $407.3 million, or 6.4%, to $6,806.8 million as of September 30, 2021, as compared to $6,399.5 million as of December 31, 2020. Within the portfolio, commercial real estate loans increased $140.0 million, or 3.7%, to $3,883.2 million as of September 30, 2021, as compared to $3,743.2 million as of December 31, 2020. Construction loans increased $99.4 million, or 9.6%, to $1,138.8 million as of September 30, 2021, as compared to $1,039.4 million as of December 31, 2020. Residential loans increased $158.6 million, or 11.4%, to $1,554.9 million as of September 30, 2021, as compared to $1,396.3 million as of December 31, 2020, and agricultural loans increased $9.3 million, or 4.2%, to $229.9 million as of September 30, 2021, compared to $220.6 million as of December 31, 2020.
As a result of heightened levels of payoffs and pay-downs during 2021, along with supply chain issues impacting our indirect portfolio, total consumer loans decreased $72.1 million, or 7.0%, to $953.8 million as of September 30, 2021, from $1,025.9 million as of December 31, 2020. Within the consumer loan portfolio, indirect loans decreased $48.3 million, or 6.0% to $756.8 million as of September 30, 2021, as compared to $805.1 million as of December 31, 2020, direct loans decreased $17.7 million, or 11.8% to $132.9 million as of September 30, 2021, as compared to $150.6 million as of December 31, 2020 and credit card loans decreased $6.1 million, or 8.7%, to $64.1 million as of September 30, 2021 compared to $70.2 million as of December 31, 2020.
Primarily as a result of PPP loan activity, commercial loans decreased $485.2 million, or 22.5%, to $1,668.7 million as of September 30, 2021, from $2,153.9 million as of December 31, 2020. Commercial loans included $293.5 million of PPP loans as of September 30, 2021 compared to $739.8 million as of December 31, 2020. During 2021, $926.7 million of PPP loans were forgiven by the Small Business Administration and the Company originated an additional $480.4 million of PPP loans. Net of the impact of PPP loans, commercial loans decreased $38.9 million or 1.8% from December 31, 2020.

Agricultural operating loans decreased $35.2 million, or 14.2%, to $212.4 million as of September 30, 2021, from $247.6 million as of December 31, 2020, primarily due to payoffs and pay-downs within the portfolio.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market. Loans held for sale decreased $31.5 million, or 42.6%, to $42.5 million as of September 30, 2021, compared to $74.0 million as of December 31, 2020, primarily as a result of a decrease in originations of mortgage loans held for sale related to refinance activity.
Non-performing Assets
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased approximately $9.6 million, or 24.3%, to $29.9 million, as of September 30, 2021, from $39.5 million as of December 31, 2020, across all loan portfolios driven primarily by decreases in the commercial, agricultural, residential construction, and commercial real estate portfolios. Accruing loans past due 90 days or more decreased $3.3 million, or 38.8%, primarily due to decreases in the commercial real estate and agricultural portfolios, partially offset by increases in the residential real estate and agricultural real estate loan portfolios. Other real estate owned decreased $0.2 million, or 8.0%, from December 31, 2020.
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Real estate:
Commercial	$9.1	25.9%	$13.6	28.3%
Construction:
Land acquisition and development	0.7	2.0	0.8	1.7
Residential	—	—	1.1	2.3
Commercial	—	—	0.1	0.2
Total construction	0.7	2.0	2.0	4.2
Residential	5.7	16.2	5.1	10.6
Agricultural	6.8	19.5	6.2	12.9
Total real estate	22.3	63.6	26.9	56.0
Consumer	2.4	6.8	3.6	7.5
Commercial	8.0	22.8	13.0	27.1
Agricultural	2.4	6.8	4.5	9.4
Total non-performing loans	$35.1	100.0%	$48.0	100.0%

Non-performing assets. Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Non-performing loans:
Non-accrual loans	$29.9	$30.4	$37.0	$39.5	$44.8
Accruing loans past due 90 days or more	5.2	5.2	4.4	8.5	9.6
Total non-performing loans	35.1	35.6	41.4	48.0	54.4
OREO	2.3	2.0	2.2	2.5	5.7
Total non-performing assets	$37.4	$37.6	$43.6	$50.5	$60.1

Troubled debt restructurings not included above (1)	$2.1	$2.2	$3.1	$3.2	$3.2

Non-accrual loans to loans held for investment	0.31%	0.31%	0.38%	0.40%	0.44%
Non-performing loans to loans held for investment	0.36	0.36	0.42	0.49	0.54
Non-performing assets to loans held for investment and OREO	0.39	0.38	0.44	0.51	0.59
Non-performing assets to total assets	0.19	0.20	0.24	0.29	0.35
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
(1)Specific valuation allowances associated with collateral-dependent loans which are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices, and any relevant qualitative or environmental factors impacting loans.
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
Our allowance for credit losses on loans was $135.1 million, or 1.40% of loans held for investment as of September 30, 2021, including PPP loans, as compared to $144.3 million, or 1.47% of loans held for investment, as of December 31, 2020. The decrease in the percentage from December 31, 2020 is primarily a result of changes in the Company’s internal economic forecast and improvement in credit quality. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated.

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Allowance for credit losses on loans:
Beginning balance	$135.5	$136.6	$144.3	$145.5	$146.1
Provision (reversal of) credit losses	0.2	—	(4.8)	3.0	4.0
Charge offs:
Real estate
Commercial	—	2.2	0.1	0.1	0.2
Construction	—	0.3	—	—	—
Residential	—	—	0.1	—	—
Consumer	2.0	1.6	2.7	2.3	2.5
Commercial	0.1	0.5	2.0	3.4	3.7
Agricultural	—	0.2	—	—	—
Total charge-offs	2.1	4.8	4.9	5.8	6.4
Recoveries:
Real estate
Commercial	—	0.1	—	—	0.2
Construction	0.1	0.3	0.2	0.2	0.2
Residential	0.1	0.1	0.1	0.2	—
Consumer	1.1	1.2	1.1	0.8	1.1
Commercial	0.2	2.0	0.6	0.4	0.3
Total recoveries	1.5	3.7	2.0	1.6	1.8
Net charge-offs	0.6	1.1	2.9	4.2	4.6
Ending balance	$135.1	$135.5	$136.6	$144.3	$145.5

Allowance for off-balance sheet credit losses:
Beginning balance	$3.4	$3.4	$3.7	$3.5	$2.3
Provision (reversal of) credit losses	(0.2)	—	(0.3)	0.2	1.2
Ending balance	$3.2	$3.4	$3.4	$3.7	$3.5

Total allowance for credit losses	$138.3	$138.9	$140.0	$148.0	$149.0
Total provision for (reversal of) credit losses	—	—	(5.1)	3.2	5.2
Loans held for investment	9,622.5	9,834.7	9,863.2	9,807.5	10,152.2
Average loans	9,805.2	9,969.2	9,873.1	10,127.9	10,219.2
Net loans charged-off to average loans, annualized	0.02%	0.04%	0.12%	0.16%	0.18%
Allowance to non-accrual loans	451.84	445.72	369.19	365.32	324.78
Allowance to loans held for investment	1.40	1.38	1.38	1.47	1.43

While the 1.40% and 1.47% allowance for credit losses on loans at September 30, 2021 and December 31, 2020, respectively, includes PPP loan balances, the allowance for credit losses does not include a reserve on the 100% Small Business Administration guaranteed PPP loans. The allowance for credit losses on loans as a percentage of period-end loans held for investment would have been 5 and 12 basis points higher had the PPP loan balances been excluded at September 30, 2021 and December 31, 2021, respectively.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible, while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasuries, U.S. government agency residential mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

Investment securities increased $1,961.4 million, or 48.3%, to $6,021.7 million, or 31.1% of total assets, as of September 30, 2021, from $4,060.3 million, or 23.0% of total assets, as of December 31, 2020. The increase is primarily due to the investment of funds generated through deposit growth.
During the second quarter of 2021, the Company invested $500.0 million in five-year U.S. Treasuries at 87 basis points, while simultaneously entering into a two-year forward starting, three-year pay-fixed interest rate swap on $500.0 million notional amount. Beginning on June 30, 2023, the Company will begin receiving effective federal funds, and will pay 1.19% interest on such funds.
During the third quarter of 2021, the Company also invested $200.0 million in seven-year U.S. Treasuries at 99 basis points, while simultaneously entering into a three-year forward starting, four-year pay-fixed interest rate swap on $200.0 million notional amount. Beginning on August 31, 2024, the Company will begin receiving effective federal funds, and will pay 1.22% interest on such funds. See Notes- “Investment Securities” and “Derivatives and Hedging Activities” included in this report for additional details.
As of September 30, 2021, the estimated duration of our investment portfolio was 3.9 years, as compared to 3.3 years as of December 31, 2020.
As of September 30, 2021, we had $21.2 million available-for-sale investment securities that had been in a continuous loss position for more than twelve months. No credit impairment was recorded during the three months ended September 30, 2021 or 2020.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $1,790.3 million, or 12.6%, to $16,007.3 million as of September 30, 2021, from $14,217.0 million as of December 31, 2020. The increase is attributable to proceeds from government stimulus and the general economic health of our communities, resulting in higher cash balances maintained by clients.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Non-interest-bearing demand	$5,617.9	35.1%	$4,633.5	32.6%
Interest bearing:
Demand	4,496.5	28.1	4,118.9	29.0
Savings	4,904.9	30.6	4,405.9	31.0
Time, $250 and over	186.3	1.2	192.9	1.3
Time, other (1)	801.7	5.0	865.8	6.1
Total interest bearing	10,389.4	64.9	9,583.5	67.4
Total deposits	$16,007.3	100.0%	$14,217.0	100.0%

(1)Included in “Time, other” are Certificate of Deposit Account Registry Service, or CDARS, deposits of $106.1 million and $97.3 million as of September 30, 2021 and December 31, 2020, respectively.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $83.9 million, or 7.7%, to $1,007.5 million as of September 30, 2021, from $1,091.4 million as of December 31, 2020, as a result of normal fluctuations in account balances.
Deferred Tax Asset / Liability
Our deferred tax liability, net, decreased $9.8 million, or 36.0%, to $17.4 million as of September 30, 2021, from $27.2 million as of December 31, 2020, primarily due to tax adjustments related to the decrease in our mark-to-market gains on investment securities partially offset by a decrease in tax adjustments related to our allowance for credit losses and a decrease in our incentive compensation accrual.

Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $25.0 million, or 1.3%, to $1,984.8 million as of September 30, 2021, from $1,959.8 million as of December 31, 2020, due to the retention of earnings and proceeds from stock option exercises, which are partially offset by stock repurchases related to the stock repurchase program, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, other comprehensive loss, and cash dividends paid.
On October 25, 2021, the Company’s board of directors declared a dividend of $0.41 per common share, payable on November 18, 2021, to common stockholders of record as of November 8, 2021. The dividend equates to a 3.9% annual yield based on the $42.37 average closing pricing of the Company’s common stock during the third quarter of 2021.
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
During the three months ended September 30, 2021, the Company did not repurchase shares of our Class A common stock under the stock repurchase program. During the nine months ended September 30, 2021, the Company repurchased and retired a total of 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. As of September 30, 2021, there were 1.9 million shares remaining authorized under the repurchase program.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2021 and December 31, 2020, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
As of September 30, 2021, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2021, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, such control.
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
PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is involved in various claims, legal actions, and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.
Item 1A.    Risk Factors
The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Except as presented below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed, which could negatively affect the Company.
If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s Class A common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $105 million to GWB.
Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.
Litigation related to the merger could prevent or delay the completion of the merger or otherwise negatively affect the Company’s business and operations.
The Company may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the completion of the merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the merger.
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, the Montana Division of Banking and Financial Institutions, the Division of Banking of the South Dakota Department of Labor and Regulation and other authorities in the United States. In determining whether to grant these approvals, the regulators consider a variety of factors. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership.
Even if those approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the surviving corporation following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
Despite the Company and GWB’s commitments to use their reasonable best efforts to resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, neither the Company nor GWB is required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the business, properties, assets, liabilities, results of operations or financial condition of the surviving corporation and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative to the Company and its subsidiaries, taken as a whole).

Combining the Company and GWB may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and GWB. To do so, the Company and GWB must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and GWB are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
The Company and GWB have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the surviving corporation’s ability to successfully combine and integrate the businesses of both companies in a manner that does not materially disrupt existing customer relations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Any disruption to either company’s business could cause its customers to move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger on the surviving corporation.
The surviving corporation may be unable to successfully retain the Company or GWB personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on the surviving corporation’s ability to retain the talents and dedication of key employees currently employed by the Company and GWB. It is possible that these employees may decide not to remain with the Company or GWB, as applicable, while the merger is pending or with the surviving corporation after the merger is consummated. If the Company and GWB are unable to retain key employees, including members of management, who are critical to the successful integration and future operations of the companies, the Company and GWB could face disruptions in their operations, loss of existing customers, loss of institutional knowledge and other key information, expertise or know-how, and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the surviving corporation’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and GWB to hiring suitable replacements, all of which may cause the surviving corporation’s business to suffer. In addition, the Company and GWB may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company and GWB are expected to incur significant costs related to the merger and integration.
The Company and GWB have incurred and expect to incur certain non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs. Some of these costs are payable by either the Company or GWB regardless of whether the merger is completed.
The surviving corporation is expected to incur substantial costs in connection with the integration of the Company and GWB. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While the Company and GWB have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the surviving corporation taking charges against earnings following the completion of the merger, the amount, and timing of which are uncertain at present.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to pursue changes to their existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course consistent with past practice in all material respects prior to closing, and the Company has agreed not to take certain actions, which could cause the Company to forgo other beneficial opportunities that may arise prior to the completion of the merger.
COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital, and results of operations of the Company and GWB. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures or adopt additional requirements or restrictive measures. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of the Company or GWB, or the business operations of the Company or GWB are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of the Company and GWB may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the Board of Governors of the Federal Reserve System, the Montana Division of Banking and Financial Institutions, the Division of Banking of the South Dakota Department of Labor and Regulation, and other regulatory authorities may impose additional requirements on the Company or GWB that must be satisfied prior to completion of the merger and could delay and adversely affect the completion of the merger, which could have a material adverse effect on the Company’s results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2021.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2021.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
July 2021	168	$41.88	—	1,889,158
August 2021	406	44.23	—	1,889,158
September 2021	—	—	—	1,889,158
Total	574	$43.54	—	1,889,158
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger between the Company and Great Western Bancorp, Inc. dated September 15, 2021 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

4.1
Stockholders’ Agreement by and between the individuals and entities listed therein and the Company, dated September 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1
Employment Agreement between the Company, First Interstate Bank and Kevin P. Riley dated August 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.2
Employment Agreement between the Company, First Interstate Bank and Marcy D. Mutch dated August 19, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.3
Employment Agreement between the Company, First Interstate Bank and Jodi Delahunt Hubbell dated August 19, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.4
Employment Agreement between the Company, First Interstate Bank and Russell A. Lee dated August 19, 2021 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.5*	Employment Agreement between the Company, First Interstate Bank, and Kade Peterson dated August 19, 2021

10.6*	Employment Agreement between the Company, First Interstate Bank, and Kirk Jensen dated August 19, 2021

10.7*	Employment Agreement between the Company, First Interstate Bank, and Phil Gaglia dated August 19, 2021

10.8
Support Agreement by and among each of the shareholders of the Company signatory thereto, dated September 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.9
Letter Agreement between the Company and the other parties thereto, dated September 15, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.10*	Amendment 2021-1 to the First Interstate BancSystem, Inc. Deferred Compensation Plan.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 4, 2021	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	November 4, 2021	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer