Form 10-K
period 2021-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2022-02-25
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-34653
FIRST INTERSTATE BANCSYSTEM, INC.
(Exact name of registrant as specified in its charter)

Montana		81-0331430
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

401 North 31st Street
Billings,	MT	59101
(Address of principal executive offices)		(zip code)
(406) 255-5311
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A common stock, no par value	FIBK	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,809,181,299.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2022:

Class A common stock	41,707,175
Class B common stock	20,501,047
Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 25, 2022. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

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
•our ability to attract and retain qualified employees to operate our business, including retaining qualified employees following the merger with Great Western;
•costs associated with repossessed properties, including environmental remediation;
•the effectiveness of our systems of internal operating controls; and
•our ability to implement new technology-driven products and services or be successful in marketing these products and services to our clients;
Strategic Risks, including:
•our ability to execute on our intended expansion plans;
•difficulties we may face in combining the operations of acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships, including the difficulties we may face following the merger with Great Western; and
•incurrence of significant costs related to the merger with Great Western and related integration;
Common Stock Risks, including:
•the volatility in the price and trading volume of our common stock;
•“anti-takeover” provisions and the regulations, which may make it more difficult for a third party to acquire control of us even in circumstances that could be deemed beneficial to stockholders;
•changes in our dividend policy or our ability to pay dividends;
•our common stock not being an insured deposit;
•the potential dilutive effect of future equity issuances; and
•the subordination of our common stock to our existing and future indebtedness; and
General Risk Factors, including:
•the ongoing impact of the COVID-19 pandemic and the U.S. government’s response to the pandemic; and
•the effect of global conditions, earthquakes, tsunamis, floods, fires, and other natural catastrophic events.
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

Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions, most recently through our acquisition on February 1, 2022 of Great Western Bancorp, Inc. (“Great Western”) and its wholly owned banking subsidiary, Great Western Bank (“GWB”). As of December 31, 2021, we operated 147 banking offices, including detached drive-up facilities, in communities across six states—Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. As a result of our acquisition of Great Western and GWB, we now operate an additional 174 banking offices in eight new states—Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, and North Dakota—and the state of South Dakota, where we already have banking offices. For additional information regarding the Great Western and GWB acquisition see Part II, Item 7, “Management’s Discussion and Analysis of Financial Information and Results of Operations—Recent Trends and Developments.”
Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:
•Agriculture;
•Construction;
•Education;
•Energy;
•Governmental services;
•Healthcare;
•Hospitality;
•Housing;
•Professional services;
•Real estate development;
•Retail;
•Technology;
•Tourism; and
•Wholesale trade.
We completed a recapitalization of our previously-existing common stock in March 2010, pursuant to which we effected a 4-for-1 split of our previously-existing common stock, a redesignation of our previously-existing common stock into Class B common stock, which is entitled to five votes per share, and the creation of a new class of common stock designated as Class A common stock, which is entitled to one vote per share. Holders of Class B common stock and Class A common stock vote together as a single class on all matters submitted to a vote of shareholders, unless otherwise required by law or by our articles of incorporation. The recapitalization was completed in preparation for our initial public offering, or IPO, of Class A common stock later that same month on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.” Since our IPO, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, and Community 1st Bank. As of December 31, 2021, we had consolidated assets of $19.7 billion, deposits of $16.3 billion, loans held for investment of $9.3 billion, and total stockholders’ equity of $2.0 billion.
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
Our business model is strategically focused around four key pillars, which help us align, organize, and prioritize business strategies. These pillars guide our actions related to our employees, our clients, and our operations, ultimately leading to our financial success and creating value for our shareholders.

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
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.

Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Idaho	4.3	8	23
Montana	17.5	2	44
Oregon	2.3	11	33
South Dakota	0.2	12	14
Washington	0.4	31	18
Wyoming	14.5	1	15
Total			147
(1) Source: FDIC.gov-data as of June 30, 2021.
(2) As of December 31, 2021.
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
Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2021, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 17.5% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.

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
Dividends and Restrictions on Transfers of Funds
Dividends from the Bank are the primary source of funds for the payment of our operating expenses and for the payment of dividends to our shareholders. Dividends are also limited by state and federal laws and regulations. We are also subject to various regulatory restrictions relating to capital distributions, including dividends, regulatory capital minimums, and the requirement to remain “well-capitalized” under the prompt corrective action regulations summarized below under the caption “Business – Government Regulation and Supervision – Capital Standards and Prompt Corrective Action.” In general, the Bank is limited to paying dividends that do not exceed the current year net profits together with retained earnings from the two preceding calendar years unless prior consent of the Federal Reserve is obtained. In addition, the Bank may not pay dividends in excess of the previous two years’ net earnings without providing notice to the Montana Division.
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
The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. As of December 31, 2021, we met the criteria for grandfathering under the Dodd-Frank Act, therefore, the limitations on use of hybrid capital instruments did not apply to our outstanding instruments which included Tier 1 qualification for trust preferred securities. The Company surpassed $15.0 billion in assets by acquisition with the merger of Great Western, effective February 1, 2022, in which our trust preferred securities now only qualify as Tier 2 capital.
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

Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of as of December 31, 2021, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
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
Human Capital
Culture is critically important to the Company’s success. During this past year, we re-energized and defined our culture in order to attract, develop, and retain the top talent needed to deliver community-centered banking products as well as national-level expertise to our markets. We approach our culture with an aspirational lens. It is not a stand-alone initiative or program—it’s integrated in our systems, our processes, and our DNA. Our values guide how we make decisions, treat each other, and serve our clients. We are only as successful as we equip our company to be, and the demand for qualified candidates continues to increase. In the midst of a tight labor market, we continue to develop company-wide role-based training programs, tools around performance coaching, career development, and the retention of top talent through succession planning.
Employee Base
As of December 31, 2021, we employed 2,358 full-time equivalent employees, with none represented by a collective bargaining agreement. This represents a decrease of 104 full-time equivalent employees from December 31, 2020. As of December 31, 2021, approximately 70.7% of our full-time equivalent workforce was female, 29.3% was male, the executive team is comprised equally of men and women, and the Company’s senior leadership team was 63.8% female and 36.2% male. The average tenure was 8.0 years, a decrease of 3.6% from an average tenure of 8.3 years as of December 31, 2020.

COVID-19 Response/ Workplace Safety
The health and safety of our employees, clients, and communities is of utmost importance to us. In 2021, we closely monitored the developments of COVID-19. Our pandemic task force regularly reviewed and adapted policies based on evolving pandemic research and guidance related to the virus. We provided numerous resources to our employees through playbooks, work from home resources, and health information. In November 2021, we coordinated efforts to welcome employees who had been working from home back to the office, while still providing numerous roles (partially work from home/partially in the office).
Commitment to Community/ Volunteerism
We are “all-in” when it comes to giving back—with time, money, and heart. We have a vested interest in the strength of our communities and strive to make them better places to live, work, and raise families. Each year, the Company creates commitment to community plans for all our markets, which includes donating 2% of our net income before tax for charitable purposes. These plans help align strategies for philanthropy, volunteering and leadership, financial education outreach, community development, sustainability, public relations, and sponsorships.
We encourage employees to take active leadership roles within their communities to further demonstrate our values and help us respond to the needs of the markets we serve. The Company provides employees a chance to participate in a Bank-sponsored service project annually, marking the second Wednesday in September as our Commitment to Community Volunteer Day. We close all offices on our Volunteer Day so employees can lend a hand in their community, either as teams or as individuals.
Employee Engagement
Our employee engagement strategy is focused on creating and maintaining a work environment where all employees’ voices are heard. The organization’s success is measured by assessing the consistency in which we meet workplace needs and the activation of progress by local-level leaders. An annual census survey is conducted each fall and strategic pulse surveys help us dig deeper into organizational nuances. We “pulsed” the organization to identify frequent pain points and investigated further into the root cause of frustration. This allowed us to gain additional insight into the needs of our organization and task appropriate departments with creating solutions.
Leaders in our organization are held accountable for encouraging participation, reviewing and sharing team results, holding action-oriented engagement discussions, and submitting an annual action plan to move the dial on engagement throughout the year. Aggregated employee engagement data is provided to the Board of Directors as a key indicator of the health of our workforce.
Compensation and Benefits
We believe we have a responsibility to understand the needs of our employees. We strive to provide competitive wages, benefits, and programs that meet the varying needs of our work force. To help drive business outcomes, we continually review employee preferences to manage the delivery of our total rewards.
•Plan Design - We leverage data and insights to maximize impact on talent incomes. Our total rewards package includes market competitive pay, Short Term Incentives (STI), Long Term Incentives (LTI), paid time off and family leave, healthcare and retirement benefits, and flexible work schedules.
•Pay for Performance - We differentiate rewards for high-performing employees through our annual advanced compensation process.
•Well-Being - Our holistic programs support physical, financial, and emotional well-being. These include:
•Healthcare plans where First Interstate pays a portion of the monthly premiums
•Health Savings Account (HSA), to which First Interstate contributes $1,000; Flexible Spending Accounts (FSA); Childcare
•Health Insurance, including dental and vision
•Child Care Assistance Program
•Student Debt Employer Repayment Program
•Additional Benefits: Short Term Disability; Long Term Disability; Employee Assistance Program (EAP); free or discounted banking products and services; Wellness Program; and weekly guided meditations

Growth and Development
We invest time and resources to develop the talent needed to remain relevant as a community bank and lead the way as an employer of choice. In 2021, we offered our employees a leadership development program centered around neuroscience and self-awareness; foundational role-based training programs; and on-demand learning opportunities and resources.
Diversity, Equity, and Inclusion
We work to foster a culture of diversity, equity, and inclusion (DEI) not only within our Company, but within the communities where we live and work. We take pride in creating a workplace environment that values our employees for their differences while ensuring equity in all we do. We are committed to advocating for the rights and respect of all and actively participate in achieving this by setting an example.
To further promote the importance of DEI, the Company formed a DEI Committee to help formulate and implement strategic ways we can ensure that diversity, equity, and inclusion are a part of everything we do. In 2021, efforts focused on educating employees about DEI and celebrating the differences within our workforce. We championed DEI initiatives in the communities we serve and engaged with new partners to ensure we are recruiting and retaining diverse talent across our footprint. As we look to 2022, we are committed to looking at our business practices with a DEI lens and will continue to make our workplaces trusting places to have meaningful conversations about diversity, equity, and inclusion.
Website Access to SEC Filings
The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com, by clicking through the “Financials” tab found there and selecting “SEC Filings”, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto is not intended to be incorporated into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.
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
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2021, we had $5.5 billion of commercial loans, including $4.0 billion of commercial real estate loans, representing approximately 59.1% of our loans held for investment portfolio. These loans may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans, as well as the collateral that is generally less readily-marketable, losses incurred on commercial loans could have a material adverse impact on our business, financial condition, and results of operations.
In addition, as of December 31, 2021, we had $2.9 billion of agricultural, agricultural real estate, construction real estate, and residential real estate loans, representing approximately 31.2% of our total loans held for investment portfolio. Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture, livestock, and energy businesses, as well as businesses indirectly impacted by commodities prices, such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or man-made disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations, and prospects.

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
Additionally, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, including wars or international conflicts with respect to which the United States may or may not be directly involved in Eastern Europe or elsewhere in the world, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.
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
We may be adversely affected by volatility in oil and gas prices, and declining demand for coal could negatively impact the demand and credit quality of loans.
Adverse developments in the demand for coal due to tightening environmental regulations, the suspension of new coal leasing on federal lands, and fuel competition from low natural gas prices may impact the economies of the Powder River Basin in Montana and Wyoming. Adverse developments in the energy sector could have spillover effects on the broader economies of our market areas, including commercial and residential real estate values and the general level of economic activity. The State of Wyoming derives a significant portion of its operating budget from energy extraction and related industries. As such, reductions in oil, gas, and coal-related revenues may have additional negative economic implications for the State of Wyoming. There is no assurance that our business, financial condition, results of operations, and cash flows will not be adversely impacted by increases in non-performing oil and gas loans, or by the direct and indirect effects of current and future conditions in the energy industry.

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

Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk on certain securities. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of December 31, 2021, 46.4% of our loans were advanced to our clients on a variable or adjustable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.
United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
Uncertainties continue regarding the potential for a renegotiation of international trade agreements by the Biden administration after changes in United States trade policies, legislation, treaties, and tariffs were enacted by the Trump administration. These changes, including trade policies and tariffs affecting other countries, including China, countries comprising the European Union or Middle East, Canada, and Mexico, and retaliatory tariffs by such countries, could materially harm our business. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs are periodically discussed. In addition, COVID-19 and concerns regarding the extent to which it may continue to spread, including the currently discovered and potential future variants of COVID-19, have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities.
A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as COVID-19 or other potential epidemics or pandemics, have the potential to negatively impact our and/or our clients’ costs, demand for our clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.
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
In addition, the adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality, and cryptocurrencies could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. The Company may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences, or developing and maintaining loyal clients. In addition, we could lose market share to the shadow banking system or other non-traditional banking organizations. Some of our larger competitors may have greater capital and resources than the Company, higher lending limits, and products and services not offered by us. Any potential adverse reactions to our financial condition or status in the marketplace, as compared to its competitors, could limit our ability to attract and retain clients and to compete for new business opportunities. The inability to attract and retain clients or to effectively compete for new business may have a material and adverse effect on our financial condition and results of operations.

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
Many of our loans held for investment and our obligations for borrowed money are priced based on variable interest rates tied to the London Inter-Bank Offered Rate, or LIBOR, which became unavailable as of December 31, 2021, and uncertainties caused by any transition away from LIBOR may have material adverse effect on our business, financial condition, or results of operations.
LIBOR has been used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. The Company relies on USD LIBOR, which ceased to be available for new origination as of December 31, 2021.
The Federal Reserve, FDIC and the Office of the Comptroller of the Currency, because of concerns associated with consumer protection, litigation and reputational risks that could in turn create safety and soundness risks, have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practical. The Company ceased USD LIBOR origination as of December 31, 2021. The cessation of or practical inability to use LIBOR quotes or the future unavailability or unreliability of LIBOR creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated and become accepted, our variable-rate loans, funding, and derivative obligations that specify the use of a LIBOR index would no longer be able to adjust as anticipated. This could adversely affect our asset and liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also disrupt the capital and credit markets as a result of confusion or uncertainty. The Company has programmatically applied LIBOR unavailability within financial contracts, as well as defined alternative indexes for new origination. Legacy LIBOR contracts are being prepared for transition away from LIBOR prior to the June 30, 2023, final cessation date.
The Federal Reserve has sponsored the Alternative Reference Rates Committee, or ARRC, which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might cease publication. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate benchmarks and alternatives in July and August 2018.

The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and may be subject to disputes or litigation with our borrowers over the appropriateness or comparability of the replacement reference rates to LIBOR. The replacement reference rates could also result in a reduction of our interest income. We may also receive inquiries and other actions from regulators in respect to the Company’s preparation and readiness for the replacement of LIBOR with alternative reference rates.
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
The hardware and software we purchase from suppliers to facilitate financial services and perform company operations are also at risk of having embedded malware, viruses, and other methods intended to develop unauthorized access to confidential information. These types of attacks, known as “supply-chain attacks,” have become more prevalent and are creating additional risks through the solutions and tools upon which we rely. While we have a third-party risk management program to oversee our vendors and procurement, our ability to successfully mitigate these risks that occur in the hardware and software of these vendors is limited. To the extent we experience supply-chain attacks, our business and reputation could be materially adversely affected.
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
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2021, we had goodwill of $621.6 million, or 31.3% of our total stockholders’ equity.
We invest in Collateralized Loan Obligations (CLO) securities, which may expose us to losses in connection with such investments.
We invest in certain AAA senior tranches of the capital structure in CLO securities. The senior tranche takes priority with respect to the interest and principal cash flows of the CLO security, while retaining the last priority in a loss scenarios. The senior tranches are relatively more liquid than the subordinated notes due to the accompanying credit enhancement. The value of any investment in this asset class could decrease depending on the performance of the underlying collateral in the CLO. As of December 31, 2021, we had available-for-sale CLO securities with an estimated fair value of $899.4 million, or 18.7% of our available-for-sale investment portfolio.
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
Our future success and profitability is substantially dependent upon the management skills of senior management and directors. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.
We may not be able to attract and retain qualified employees to operate our business effectively, which could have an adverse effect on our business.
As a result of low unemployment rates in our historical geographic footprint and the Northwest region of the United States, there is substantial competition to attract and retain talented and diverse employees in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates may lead to significant increases in labor costs such as salaries, wages, and employee benefits expenses as we compete for qualified and skilled employees, which could negatively impact our results of operations and prospects.
On February 1, 2022, we completed our merger with Great Western. The success of the merger will depend in part on our ability to retain the talents and dedication of key employees currently employed by us and those who were employed with Great Western prior to the merger. It is possible that these employees may decide not to remain in our employ now that the merger has been consummated. If we are unable to retain key employees, including members of management, who are critical to the successful integration and future operations of the combined companies, we could face disruptions in our operations, loss of existing clients, loss of institutional knowledge and other key information, expertise or know-how, and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the combined companies and hiring suitable replacements, all of which may cause our business to suffer.
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
In addition to post-acquisition integration related risks, inherent uncertainties exist when assessing or integrating the operations of another business into which we may make an investment or with which we may enter into a commercial relationship. We may not be able to fully achieve the strategic objectives and planned operating efficiencies relevant to an investment or strategic relationship. In addition, the markets and industries in which we and the potential investment targets operate are highly competitive. Investment targets and commercial contract counterparties may lose clients or otherwise perform poorly or unprofitably, or in the case of a strategic relationship, cause us to lose clients or perform poorly or unprofitably. Future investment activities and efforts to monitor or reap the benefits of a new strategic relationship may require us to devote substantial time and resources and may cause these investments and relationships to be unprofitable or cause us to be unable to pursue other business opportunities, any of which could harm our business.
Combining Great Western with Us may be more difficult, costly, or time consuming than expected and we may fail to realize the anticipated benefits of the acquisition.
The success of our recently-completed merger with Great Western will depend, in part, on the ability to realize the anticipated benefits and cost savings from combining our businesses. To do so, we must successfully integrate and combine Great Western’s businesses in a manner that permits those cost savings to be realized. If we and Great Western are not able to achieve these objectives successfully, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Prior to the merger, we and Great Western operated independently. The success of the merger will depend, in part, on our ability to combine and integrate successfully the businesses of both companies in a manner that does not materially disrupt existing client relations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of our business, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, depositors, and employees or to achieve the anticipated benefits and cost savings of the merger. Any disruption to our business could cause our clients to move their business to a competing financial institution. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period.
We are expected to incur significant costs related to the merger and integration.
We have incurred and expect to incur certain non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs.
We are also expected to incur substantial costs in connection with the integration of Great Western. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings, the amount and timing of which are uncertain at present.
Common Stock Risks
Volatility in the price and volume of our common stock may be unfavorable.
The market price of our common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
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
At times, the stock markets, including the NASDAQ Stock Market on which our common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.
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

Our articles of incorporation provide that our Board may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges, and preferences as the Board may deem appropriate. In addition, our articles of incorporation provide for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders. In addition, certain provisions of Montana law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of such common stock.
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
We may issue additional shares of common stock in the future pursuant to current or future employee equity compensation plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock. In addition, our Class B common stock is convertible into Class A common stock at any time at the sole discretion of the holders of shares of Class B common stock and, by virtue of the number of shares of our common stock issued in the merger with Great Western, all of such shares of Class B common stock will automatically convert on a one-for-one basis into shares of Class A common stock on the record date for our next meeting of stockholders. The increase in the number of shares of our common stock listed on Nasdaq as a result of the conversion could have a material negative effect on the market price of our common stock.
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

General Risk Factors
The continuation of the COVID-19 pandemic and government response to the pandemic has caused a significant global disruption which has adversely affected, and may continue to adversely affect, our business, results of operations, liquidity, and financial condition.
Since the onset of the pandemic in the spring of 2020, Federal, state, and local governments have responded to the disease caused by the novel coronavirus (also known as, and referred to herein, as “COVID-19”) pandemic in a variety of ways including, without limitation, by declaring states of emergency and implementing various measures to slow the spread of COVID-19. The economic impact of the COVID-19 pandemic has affected a broad range of industries, including banking, travel, hospitality, and entertainment. With the wide-spread distribution of the COVID-19 vaccines, and the United States moving beyond the most acute phases of the pandemic into recovery, our branches and drive-ups are functioning at normal operating hours and are fully staffed. Although the impact of the COVID-19 vaccines has significantly reduced the severity of COVID-19 within the United States, the resurgence or waves of new mutations, strains, and variants in the virus have emerged that have increased the spread but not necessarily the severity of COVID-19. This has resulted in a return of restrictions in certain regions of the United States, including vaccine mandates, mask mandates and other emergency measures. The recent wave of certain strains of COVID-19 and the possibility of future waves of new mutations, strains, and variants have created greater uncertainty as to the overall duration and severity of the pandemic. As a result, even with a burgeoning recovery, there continues to be uncertainty as to the long-term effect COVID-19 will have on the economy and the Company.
The Federal Reserve returned to a zero-interest rate policy in March 2020 and the U.S. government enacted several fiscal stimulus measures to counteract the economic disruption caused by the COVID-19 pandemic and provide economic assistance to businesses and households. The dramatic lowering of market interest rates in a short period of time had an adverse effect on the Company’s asset yields. The extent of these impacts will depend on future developments, including, among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the COVID-19 pandemic, new strains of the virus that causes COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted. The U.S. government has not enacted further fiscal stimulus measures since enacting the American Rescue Plan of 2021 in March 2021.
Our business is dependent upon the ability and willingness of our clients to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our clients, which may cause a decline in demand for our products and services and which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results. Our financial results could also be impacted by an inability of our clients to meet their loan commitments because of their losses associated with the effects of COVID-19 on their businesses, resulting in increased risk of delinquencies, defaults, foreclosures, declining collateral values, and other losses to our Bank. In addition, as a result of the pandemic, the Bank has incurred increased operational expenses, including the costs of health and safety measures at our corporate headquarters and our branch locations, compliance costs after becoming subject to new regulatory and other requirements, and increased cyber security and other costs associated with online and remote activity. Moreover, current and future governmental action may temporarily require the Company to conduct business differently with respect to foreclosures, repossessions, payments, deferrals, and other client-related transactions.
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
In addition, our workforce has been and may continue to be impacted by COVID-19. The precautions we are taking to protect the safety and well-being of our employees and clients, may be inadequate, and we cannot predict the level of disruption that will occur to our employees’ ability to provide support and service to our clients. The spread could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our clients.

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
The extent to which the continuation of the COVID-19 pandemic and the Federal, state, and local government responses to it, fiscal stimulus, interest rate policies, and other government intervention, and the burgeoning recovery in the United States economy impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that remain uncertain and cannot be predicted, including the scope and continued duration of the COVID-19 pandemic, the impact of new strains of the virus, and additional actions taken by governmental authorities, and other third parties in response to the pandemic.
Our business is subject to the risks of certain global conditions, earthquakes, tsunamis, floods, fires, and other natural catastrophic events.
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tsunami, flood, fire, winter storms, or other type of natural disaster, could adversely affect our financial condition or results in a prolonged interruption of our business. We have operations and clients in the Northwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations and prospects.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,060 square feet of office space in the building. We also own a 66,112 square foot building that houses our operations center in Billings, Montana. As of December 31, 2021, we provided banking services at 147 locations in Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming, of which 36 properties are leased from independent third parties and 111 properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Class A common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.” As of December 31, 2021, we had 1,421 record shareholders, including the Wealth Management division of FIB as trustee for 456,933 shares of Class A common stock held on behalf of 580 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan. The Class B common stock is not and will not be listed on the NASDAQ Stock Market or any other exchange. Therefore, no trading market is expected to develop in the Class B common stock.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. The Board recently approved a quarterly cash dividend amount of $0.41 per share of common stock. While we currently intend to continue paying quarterly dividends, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the years ended December 31, 2021, 2020, or 2019 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2021.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
October 2021	—	$—	—	1,889,158
November 2021	133	42.71	—	1,889,158
December 2021	—	—	—	1,889,158
Total	133	$42.71	—	1,889,158
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Performance Graph
The performance graph below compares the cumulative total shareholder return on our Class A common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index and the KBW NASDAQ Bank index, measured on the last trading day of each year shown. The KBW NASDAQ Bank index is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S and includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. This graph assumes a $100 investment in our Class A common stock on December 31, 2016, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by SNL Financial LC, Charlottesville, VA. The performance graph represents past performance, which may not be indicative of the future performance of our Class A common stock.

Total Cumulative Returns
on $100 Investment Made on December 31, 2016
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
First Interstate BancSystem, Inc.
NASDAQ Composite
KBW NASDAQ Bank Index

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
First Interstate BancSystem, Inc.	$100.00	$96.48	$90.48	$106.94	$110.36	$114.31
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2021, we had consolidated assets of $19.7 billion, deposits of $16.3 billion, loans held for investment of $9.3 billion, and total stockholders’ equity of $2.0 billion.
As of December 31, 2021, we had 147 banking offices in operation, including detached drive-up facilities, in communities across Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming. We added an additional 174 banking offices on February 1, 2022 in Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota upon completion of our merger with Great Western, the results of which will be discussed in our future periodic reports that we file with the Securities and Exchange Commission from and after the date of acquisition. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. Our clients participate in a wide variety of industries, including agriculture, construction, education, energy, governmental services, healthcare, mining, professional services, retail, tourism, and wholesale trade.
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

On February 1, 2022, the Company completed its merger with Great Western. In accordance with the definitive agreement, Great Western merged with and into the Company, with the Company continuing as the surviving corporation. Great Western stockholders received approximately 0.8425 shares of FIBK Class A common stock for each Great Western share of common stock they owned. The total aggregate consideration paid in the merger to the Great Western stockholders was approximately 46.9 million shares of the Company’s Class A Common Stock, representing approximately $1.7 billion in value, in the aggregate, based on the opening price per share of the Company’s Class A common stock on the February 1, 2022 closing date of the merger.
Immediately following the closing, GWB was merged with and into FIB, and will continue to operate under the GWB name as a division of FIB. The conversion of bank systems and branches is expected to occur in May 2022. After the conversion, GWB branches are expected to be branded as FIB branches. For additional information on the merger with GWB, see “Risk Factors” included in Part I, Item 1A and “Notes to Consolidated Financial Statements – Subsequent Events” included in Part IV, Item 15 of this report, and our Current Report on Form 8-K dated February 1, 2022.
COVID-19
Management continues to monitor the impact of COVID-19 on the Company’s financial results. Over the past year, the COVID-19 pandemic has affected our operations to a limited degree, although it has had varying degrees of disruptions and restrictions on our borrowers and to our borrowers’ operations, staffing, and demand for certain products and services. While the economy has shown signs of recovery from the COVID-19 pandemic, the U.S. Bureau of Labor Statistics has reported a significant increase in inflation on the United States economy and it is not yet clear whether such increases will be transitory, or whether recent reports represent the beginning of a longer-term trend. COVID-19 has also severely disrupted supply chains and adversely affected production, demand, sales, and employee productivity across a range of industries, including those of our borrowers. With the wide-spread distribution of the COVID-19 vaccines, and the United States moving beyond the most acute phases of the pandemic into recovery, other than isolated temporary branch closures related to COVID-19, our branches and drive-ups are functioning at normal operating hours and are adequately staffed. Although the impact of the COVID-19 vaccines initially resulted in success in reducing the spread of COVID-19 within the United States, the Delta and Omicron variants have increased the spread of COVID-19 in multiple regions across the United States at varying times to peak pandemic levels. This has resulted in a return of mask mandates and other emergency measures in certain regions of the United States. The Company is monitoring this resurgence as well as the broader economic conditions impacted by the COVID-19 pandemic and their potential impact on the Company’s operations and financial results and remains poised to change course should conditions require. As such, the scope, duration, and severity of the pandemic is not yet fully known. As a result, even with a burgeoning recovery, there continues to be some uncertainty as to the long-term effect on the economy and the Company.
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
We seek to fund our assets primarily using core client deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest-bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $250,000) to our total deposits, and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities, and re-pricing characteristics of our assets and liabilities to maintain relative stability of our net interest rate margin in a changing interest rate environment, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.
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
Our annual goodwill impairment test is performed each year as of July 1. The Company performed its 2021 annual goodwill impairment qualitative assessment and determined the Company’s goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.
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
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2021 to December 31, 2020. A similar discussion and analysis that compares the fiscal year 2020 to the fiscal year ended December 31, 2019, may be found in Part II, Item 7, “Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.
Net Income
Net income increased $30.9 million, or 19.2%, to $192.1 million, or $3.11 per diluted share, in 2021, compared to $161.2 million, or $2.53 per diluted share, in 2020. There were $11.6 million of acquisition related expenses in 2021 related to the 2022 acquisition of GWB compared to no acquisition related expenses incurred in 2020. The after-tax impact of acquisition related expenses on earnings per share was $0.15 in 2021.

Performance Ratios
As of or for the year ended December 31,	2021	2020	2019
Return on average assets	1.02%	1.00%	1.28%
Return on average common stockholders’ equity	9.73	8.12	9.53
Efficiency ratio (1)	61.94	57.61	59.19
Common stock dividend payout ratio (2)	52.56	79.05	43.66
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

Average Balance Sheets, Yields, and Rates
	Year Ended December 31,
	2021			2020			2019
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$9,788.9	$431.2	4.40%	$9,825.0	$454.7	4.63%	$8,879.1	$472.2	5.32%
Investment securities (2)	5,422.8	73.9	1.36	3,303.0	66.8	2.02	2,723.8	65.0	2.39
Interest bearing deposits in banks	1,946.7	2.6	0.13	1,255.2	4.1	0.33	843.6	18.8	2.23
Federal funds sold	0.1	—	—	0.1	—	—	0.8	—	—
Total interest earnings assets	17,158.5	507.7	2.96	14,383.3	525.6	3.65	12,447.3	556.0	4.47
Non-earning assets	1,685.7			1,726.0			1,720.3
Total assets	$18,844.2			$16,109.3			$14,167.6
Interest-bearing liabilities:
Demand deposits	$4,459.6	$1.8	0.04%	$3,631.1	$2.2	0.06%	$3,033.5	$8.6	0.28%
Savings deposits	4,770.8	1.5	0.03	3,968.7	2.4	0.06	3,463.4	18.4	0.53
Time deposits	1,009.3	4.8	0.48	1,225.2	13.5	1.10	1,478.9	22.3	1.51
Repurchase agreements	1,025.2	0.4	0.04	765.8	0.9	0.12	677.3	3.9	0.58
Long-term debt	112.4	6.0	5.34	76.1	4.6	6.04	15.2	1.3	8.55
Subordinated debentures held by subsidiary trusts	87.0	2.8	3.22	86.9	3.0	3.45	86.9	4.5	5.18
Total interest-bearing liabilities	11,464.3	17.3	0.15	9,753.8	26.6	0.27	8,755.2	59.0	0.67
Non-interest-bearing deposits	5,227.9			4,158.8			3,327.5
Other non-interest-bearing liabilities	177.9			211.5			185.9
Stockholders’ equity	1,974.1			1,985.2			1,899.0
Total liabilities and stockholders’ equity	$18,844.2			$16,109.3			$14,167.6
Net FTE interest income		$490.4			$499.0			$497.0
Less FTE adjustments (2)		(2.2)			(2.0)			(2.0)
Net interest income from consolidated statements of income		$488.2			$497.0			$495.0
Interest rate spread			2.81%			3.38%			3.80%
Net FTE interest margin (3)			2.86			3.47			3.99
Cost of funds, including non-interest- bearing demand deposits (4)			0.10			0.19			0.49
(1)Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $40.6 million, $32.5 million, and $3.9 million during 2021, 2020, and 2019, respectively.
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

Net FTE interest income decreased $8.6 million to $490.4 million during 2021, as compared to $499.0 million in 2020. The decrease is primarily attributable to lower levels of interest earned on earning assets because of lower market yields following the steep decline in the Federal Funds rate in March of 2020, and a full year of interest on higher long-term debt balances resulting from the May 2020 subordinated debt offering. Partially offsetting these net interest income declines were increased levels of income earned through forgiveness of PPP loans, higher levels of investment securities and interest-bearing deposits, and lower cost of funds on interest-bearing deposit balances. Also contributing to the decline in net FTE interest income during 2021, as compared to 2020, was interest accretion related to the fair value of acquired loans of $9.1 million during 2021 as compared to $13.1 million in 2020, of which $5.0 million was the result of early loan payoffs during 2021, as compared to $5.2 million in 2020. There were no recoveries of previously charged-off interest in 2021, as compared to $0.4 million in 2020. The Company’s net interest margin ratio decreased 61 basis points to 2.86% during 2021, as compared to 3.47% in 2020. Exclusive of interest accretion related to acquired loans and the impact of recoveries of charged-off interest, our 2021 net interest margin ratio decreased 57 basis points over our similarly calculated net interest margin ratio in 2020, which was attributable to the aforementioned interest rate declines and a shift in the mix of earning assets toward lower yielding investment securities and interest-bearing deposits.
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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2021 compared with December 31, 2020			Year Ended December 31, 2020 compared with December 31, 2019			Year Ended December 31, 2019 compared with December 31, 2018
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1.7)	$(21.8)	$(23.5)	$50.3	$(67.8)	$(17.5)	$45.4	$20.9	$66.3
Investment Securities (1)	42.8	(35.7)	7.1	13.8	(12.0)	1.8	1.9	4.7	6.6
Interest bearing deposits in banks	2.3	(3.8)	(1.5)	9.2	(23.9)	(14.7)	5.3	2.2	7.5
Total change	43.4	(61.3)	(17.9)	73.3	(103.7)	(30.4)	52.6	27.8	80.4
Interest bearing liabilities:
Demand deposits	0.5	(0.9)	(0.4)	1.7	(8.1)	(6.4)	0.4	0.1	0.5
Savings deposits	0.5	(1.4)	(0.9)	2.7	(18.7)	(16.0)	1.2	4.7	5.9
Time deposits	(2.4)	(6.3)	(8.7)	(3.8)	(5.0)	(8.8)	2.8	7.5	10.3
Repurchase agreements	0.3	(0.8)	(0.5)	0.5	(3.5)	(3.0)	0.1	1.1	1.2
Other borrowed funds	—	—	—	—	—	—	(0.2)	—	(0.2)
Long-term debt	2.2	(0.8)	1.4	5.2	(1.9)	3.3	(0.2)	0.2	—
Subordinated debentures held by subsidiary trusts	—	(0.2)	(0.2)	—	(1.5)	(1.5)	0.1	0.3	0.4
Total change	1.1	(10.4)	(9.3)	6.3	(38.7)	(32.4)	4.2	13.9	18.1
Increase in FTE net interest income (1)	$42.3	$(50.9)	$(8.6)	$67.0	$(65.0)	$2.0	$48.4	$13.9	$62.3
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
Provision for Credit Losses
Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment portfolio. During 2021, the Company reversed $14.6 million of provision for credit losses, as compared to a provision for credit losses of $56.9 million in 2020, with the difference largely attributable to the increase in allowance related to the adoption of CECL in 2020 and the subsequent economic challenges presented by the COVID-19 pandemic. The allowance for credit losses is updated quarterly based on the current loan portfolio, asset quality metrics, and a review of the current economic outlook. The provision for credit losses is reflective of net charge-offs of $7.3 million, or 0.07% of average loans outstanding, for 2021, compared to $14.2 million, or 0.14% of average loans outstanding in 2020.
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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest Income	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
Payment services revenues	$45.1	$41.1	$41.5	$4.0	$(0.4)	9.7%	(1.0)%
Mortgage banking revenues	40.8	47.3	33.2	(6.5)	14.1	(13.7)	42.5
Wealth management revenues	26.3	23.8	23.8	2.5	—	10.5	—
Service charges on deposit accounts	16.5	17.6	21.1	(1.1)	(3.5)	(6.3)	(16.6)
Other service charges, commissions, and fees	7.9	12.1	7.0	(4.2)	5.1	(34.7)	72.9
Investment securities gains (losses), net	1.1	0.3	0.1	0.8	0.2	266.7	200.0
Other income	12.8	14.5	15.9	(1.7)	(1.4)	(11.7)	(8.8)
Total non-interest income	$150.5	$156.7	$142.6	$(6.2)	$14.1	(4.0)	9.9
Non-interest income decreased $6.2 million, or 4.0%, to $150.5 million in 2021, as compared to $156.7 million in 2020. Significant components of these fluctuations are discussed below.
Payment services revenues consist of interchange revenue that merchants pay for processing electronic payment transactions, associated fees earned from the issuance of business credit cards, consumer credit cards, and debit cards, and ATM service fees. Payment services revenues increased $4.0 million, or 9.7%, to $45.1 million in 2021, as compared to $41.1 million for the same period in 2020, primarily due to increased business credit card and debit card volume.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale, gains on residential real estate loans sold to third parties, income earned from the servicing of mortgages originated by the Company which are held by third parties, and any impairments to the Company’s mortgage servicing rights valuation or subsequent recovery of those impairments. Fluctuations in market interest rates have a significant impact on mortgage banking revenues. Higher interest rates can reduce the demand for home loans and loans to refinance existing mortgages. Conversely, lower interest rates generally stimulate refinancing and home loan origination. Mortgage banking revenues decreased $6.5 million, or 13.7%, to $40.8 million in 2021, as compared to $47.3 million in 2020. The decrease was primarily driven by a decline in origination volume compared to 2020. The impact of volume declines on mortgage banking revenue was compounded by an intentional decrease in the percentage of originations sold on the secondary market through the first half of 2021. The decrease in realized gain on sale was partially offset by a $6.9 million recovery in our mortgage servicing rights impairment during 2021 as compared with $9.9 million in valuation impairment charges taken in 2020. Loans originated for home purchases accounted for approximately 56.8% of 2021 loan production, as compared to approximately 42.7% in 2020.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $2.5 million in 2021, or 10.5%, to $26.3 million, as compared to $23.8 million in 2020, primarily due to an increase in trust service fees and investment services related to an increase in assets under management. The Company had $5.9 billion of assets under management at December 31, 2021 compared to $5.2 billion at December 31, 2020.
Service charge fees are primarily driven by service and overdraft charges on deposit accounts. These service charges decreased $1.1 million, or 6.3%, to $16.5 million in 2021, as compared to $17.6 million in 2020. The decrease in 2021 is primarily due to higher levels of client account balances and changes in client behavior resulting in lower service and overdraft charges. In January 2022, the Company announced, beginning in the second quarter of 2022, it will be eliminating non-sufficient funds fees and reducing overdraft related charges.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees decreased $4.2 million, or 34.7%, to $7.9 million in 2021, as compared $12.1 million in 2020, primarily due to lower levels of fees earned on derivative interest rate swap contracts offered to clients in 2021.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income decreased $1.7 million, or 11.7%, to $12.8 million in 2021, as compared to $14.5 million for the same period in 2020, principally due to higher life insurance benefits earned in 2020, partially offset by higher gains on sales of assets in 2021.
Non-interest Expense
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest Expense	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020	2020 vs 2019	2021 vs 2020	2020 vs 2019
Salaries and wages	$164.9	$173.7	$155.3	$(8.8)	$18.4	(5.1)%	11.8%
Employee benefits	55.8	49.4	51.5	6.4	(2.1)	13.0	(4.1)
Outsourced technology services	32.8	32.8	32.3	—	0.5	—	1.5
Occupancy, net	28.7	28.5	28.3	0.2	0.2	0.7	0.7
Furniture and equipment	17.6	15.5	13.2	2.1	2.3	13.5	17.4
OREO expense, net of income	(0.2)	(0.5)	(2.2)	0.3	1.7	(60.0)	NM
Professional fees	12.1	10.9	11.6	1.2	(0.7)	11.0	(6.0)
FDIC insurance premiums	6.6	5.9	3.5	0.7	2.4	11.9	68.6
Core deposit intangibles amortization	9.9	10.9	11.2	(1.0)	(0.3)	(9.2)	(2.7)
Other expenses	65.7	60.4	63.6	5.3	(3.2)	8.8	(5.0)
Acquisition related expenses	11.6	—	20.3	11.6	(20.3)	100.0	(100.0)
Total non-interest expense	$405.5	$387.5	$388.6	$18.0	$(1.1)	4.6	(0.3)
Non-interest expense increased $18.0 million, or 4.6%, to $405.5 million in 2021, as compared to $387.5 million in 2020. Included in the year over year increase were acquisition related expenses of $11.6 million and a legal settlement of $1.0 million. Excluding these expenses, non-interest expense increased $5.4 million, or 1.4%, as compared to 2020. Significant components of these changes are discussed in more detail below.
Salaries and wages expense decreased $8.8 million, or 5.1%, to $164.9 million in 2021, as compared to $173.7 million in 2020. The decrease was a result of lower levels of mortgage loan originator commissions and lower levels of short-term incentive accruals during 2021 as compared to 2020, partially offset by normal merit increases.
Employee benefits expense increased $6.4 million, or 13.0%, to $55.8 million in 2021, as compared to $49.4 million in 2020, primarily due to higher health insurance costs and higher long-term incentive accruals as compared to 2020.
Furniture and equipment expense increased $2.1 million, or 13.5%, to $17.6 million in 2021, as compared to $15.5 million in 2020, primarily due to an increase in depreciation expense.
Professional fee expense increased $1.2 million, or 11.0%, to $12.1 million in 2021, as compared to $10.9 million in 2020, primarily related to investment advisory services.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized using the accelerated method over the estimated useful lives of the related deposits. Core deposit intangibles amortization expense decreased $1.0 million, or 9.2%, to $9.9 million in 2021, as compared to $10.9 million in 2020.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $5.3 million, or 8.8%, to $65.7 million in 2021, as compared to $60.4 million in 2020. The increase in other expenses were primarily the result of higher donation expense, legal settlement, and higher debit and credit card processing fees and related rewards expense.

Acquisition related expenses primarily include legal and professional fees; technology, conversion, and contract termination costs; employee severance and retention payments; and travel expenses. Acquisition related expenses of $11.6 million were incurred during 2021 related to the 2022 acquisition of GWB, compared to no acquisition related expenses incurred during 2020. For additional information regarding our GWB acquisition, see “Recent Trends and Developments” included herein. For additional information regarding our 2019 acquisitions refer to “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Income Tax Expense
Our effective federal tax rate was 17.4% for the year ended December 31, 2021 compared to 17.5% for the year ended December 31, 2020. Fluctuations in effective federal income tax rates are primarily due to the timing of federal tax credits resulting from our participation in the New Markets Tax Credits Program, a program through the U.S. Department of Treasury aimed at attracting private capital into low-income communities. For additional information about our participation in the New Markets Tax Credits Program, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report.
State income tax applies primarily to pretax earnings generated within Idaho, Montana, Oregon, and South Dakota. Our effective state tax rate was 5.1% for the year ended December 31, 2021 compared to 5.4% for the year ended December 31, 2020.
Financial Condition
The financial condition discussion below is based upon our Consolidated Balance Sheet in Part IV, Item 15 of this Report. A similar discussion and analysis comparing fiscal year 2020 to fiscal year ended December 31, 2019 may be found in Part II, Item 7, “Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference.
Total assets increased $2,023.2 million, or 11.5%, to $19,671.9 million as of December 31, 2021, from $17,648.7 million as of December 31, 2020, primarily as a result of higher deposits, which resulted in an increase in cash and cash equivalents of $68.0 million, an increase to our investment securities portfolio of $2,447.8 million, partially offset by a decrease in loans held for investment of $475.8 million.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans that are pending sale to investors in the secondary market. Loans held for sale decreased $43.9 million, or 59.3%, to $30.1 million as of December 31, 2021, compared to $74.0 million as of December 31, 2020. The decrease was primarily due to the decline in mortgage loans originated for sale over the second half of 2021.

Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2021	Percent	2020	Percent	2019	Percent	2018	Percent	2017	Percent
Real estate:
Commercial	$3,971.5	42.5%	$3,743.2	38.1%	$3,487.8	39.2%	$3,247.5	38.3%	$2,809.9	37.1%
Construction	1,007.8	10.8	1,039.4	10.6	977.7	10.8%	838.7	9.9	708.3	9.3
Residential	1,538.2	16.5	1,396.3	14.2	1,246.1	14.0%	1,284.3	15.2	1,261.7	16.7
Agricultural	213.9	2.3	220.6	2.2	226.6	2.5%	217.4	2.6	158.2	2.1
Consumer	931.7	10.0	1,025.9	10.4	1,045.2	11.7%	1,070.2	12.6	1,034.4	13.7
Commercial	1,475.5	15.8	2,153.9	22.0	1,673.7	18.7%	1,560.3	18.4	1,456.6	19.2
Agricultural	203.9	2.1	247.6	2.5	279.1	3.1%	254.8	3.0	136.2	1.8
Other	1.5	—	1.6	—	—	—	1.6	—	4.9	0.1
Loans held for investment	9,344.0	100.0%	9,828.5	100.0%	8,936.2	100.0%	8,474.8	100.0%	7,570.2	100.0%
Deferred loan and fees and costs	(12.3)		(21.0)		(5.5)		(4.4)		(2.5)
Loans held for investment, net of deferred fees and costs	9,331.7		9,807.5		8,930.7		8,470.4		7,567.7
Less allowance for credit losses*	122.3		144.3		73.0		73.0		72.1
Loans held for investment, net of allowance	$9,209.4		$9,663.2		$8,857.7		$8,397.4		$7,495.6
Allowance to loans held for investment		1.31%		1.47%		0.82%		0.86%		0.95%

*Allowance for credit losses on loans (ACLL) for the 2021 and 2020 periods; Allowance for loan losses (ALLL) for the 2019 and prior periods.
Loans held for investment, net of deferred fees and costs, decreased $475.8 million, or 4.9%, to $9,331.7 million as of December 31, 2021, from $9,807.5 million as of December 31, 2020. Significant contributing portfolios are discussed in greater detail below.
Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 41.7% and 45.5% of our commercial real estate loans were owner occupied as of December 31, 2021 and 2020, respectively. Commercial real estate loans increased $228.3 million, or 6.1%, to $3,971.5 million as of December 31, 2021, from $3,743.2 million as of December 31, 2020. Growth primarily occurred in Idaho, Oregon, and Washington offset by decreases in Wyoming and South Dakota.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2021, our construction loan portfolio was divided among the following categories: approximately $262.0 million, or 26.0%, residential construction; approximately $498.0 million, or 49.4%, commercial construction; and approximately $247.8 million, or 24.6%, land acquisition and development. This compares to approximately $250.9 million, or 24.1%, residential construction; approximately $523.5 million, or 50.4%, commercial construction; and approximately $265.0 million, or 25.5%, land acquisition and development as of December 31, 2020. Construction loans decreased $31.6 million, or 3.0%, to $1,007.8 million as of December 31, 2021, from $1,039.4 million as of December 31, 2020, primarily due to decreases in both commercial and land acquisition and development loans, which was partially offset by an increase in residential construction loans.

Residential real estate loans. Retained residential real estate loans are typically secured by first liens on the financed property and generally mature in less than 15 years. Included in residential real estate loans were home equity loans and lines of credit of $394.6 million and $384.0 million as of December 31, 2021 and December 31, 2020, respectively. Residential real estate loans increased $141.9 million, or 10.2%, to $1,538.2 million as of December 31, 2021, from $1,396.3 million as of December 31, 2020 as a result of our decision to hold a portion of our mortgage loans originated on our balance sheet. During 2021 and 2020, we sold most of our residential real estate loan production to secondary investors.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 79.2% and 78.5% of our consumer loans as of December 31, 2021 and 2020, respectively, were indirect consumer loans. Consumer loans decreased $94.2 million, or 9.2%, to $931.7 million as of December 31, 2021, from $1,025.9 million as of December 31, 2020. Within the consumer loan portfolio, indirect consumer loans decreased $67.5 million, or 8.4%, direct consumer loans decreased $21.4 million, or 14.2%, and credit card loans decreased $5.3 million, or 7.5%.
Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards, and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees. Commercial loans decreased $678.4 million, or 31.5%, to $1,475.5 million as of December 31, 2021, from $2,153.9 million as of December 31, 2020, primarily as a result of PPP loan activity. Commercial loans included $100.0 million of PPP loans as of December 31, 2021 compared to $739.8 million as of December 31, 2020. During 2021, $1,120.1 million of PPP loans were forgiven by the Small Business Administration and the Company funded an additional $480.3 million of PPP loans. Exclusive of PPP loans, commercial loans decreased $38.7 million, primarily due to pay-downs within the portfolio.
Agricultural Loans. Our agricultural loans generally consist of short- and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment, and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm or ranch. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. Agricultural loans decreased $43.7 million, or 17.6%, to $203.9 million as of December 31, 2021, from $247.6 million as of December 31, 2020, primarily due to payoffs and pay-downs within the portfolio.
The following table presents the maturity distribution of our loan portfolio and the sensitivity of the loans to changes in interest rates as of December 31, 2021:

Maturities and Interest Rate Sensitivities (Dollars in millions)
	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total
Real estate	$1,685.2	$3,596.4	$1,124.0	$325.8	$6,731.4
Consumer	264.3	565.0	99.9	2.5	931.7
Commercial	639.9	738.1	92.2	5.3	1,475.5
Agricultural	163.5	38.7	0.4	1.3	203.9
Other	—	—	—	1.5	1.5
Loans held for investment	$2,752.9	$4,938.2	$1,316.5	$336.4	$9,344.0
Loans at fixed interest rates	$1,438.4	$2,950.0	$609.0	$7.0	$5,004.4
Loans at variable interest rates	1,314.5	1,988.2	707.5	304.5	4,314.7
Non-accrual loans	—	—	—	24.9	24.9
Loans held for investment	$2,752.9	$4,938.2	$1,316.5	$336.4	$9,344.0

Non-Performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:
Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)

As of December 31,	2021	2020	2019	2018	2017
Non-performing loans:
Non-accrual loans	$24.9	$39.5	$42.9	$54.3	$69.4
Accruing loans past due 90 days or more	2.8	8.5	5.7	3.8	3.1
Total non-performing loans	27.7	48.0	48.6	58.1	72.5
OREO	2.0	2.5	8.5	14.4	10.1
Total non-performing assets	$29.7	$50.5	$57.1	$72.5	$82.6

Troubled debt restructurings not included above (1)	$2.3	$3.2	$5.5	$5.6	$12.6

Non-accrual loans to loans held for investment	0.27%	0.40%	0.48%	0.64%	0.92%
Non-performing assets to loans held for investment and OREO (2)	0.32	0.51	0.64	0.86	1.09
Non-performing assets to total assets (3)	0.15	0.29	0.39	0.55	0.68
Allowance for credit losses to non-performing loans (4)	441.52	300.63	150.21	125.65	99.40
(1)Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance for the 2017 to 2019 periods, these loans are performing as agreed under their modified terms and management expects performance to continue.
(2)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to loans held for investment and OREO would be 0.34%, 0.55%, 0.70%, 0.92% and 1.26% as of December 31, 2021, 2020, 2019, 2018, and 2017, respectively.
(3)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 0.16%, 0.30%, 0.43%, 0.59% and 0.78% as of December 31, 2021, 2020, 2019, 2018, and 2017, respectively.
(4)Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for credit losses to non-performing loans would be 407.67%, 281.84%, 134.91%, 114.55% and 84.72% as of December 31, 2021, 2020, 2019, 2018, and 2017, respectively.
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest. Non-performing loans decreased $20.3 million, or 42.3%, to $27.7 million as of December 31, 2021, from $48.0 million as of December 31, 2020. Non-accrual loans, the largest component of non-performing loans, decreased $14.6 million, or 37.0%, to $24.9 million as of December 31, 2021, from $39.5 million as of December 31, 2020. This decrease was primarily due to movement of non-performing loans out of the portfolio through pay-downs, charge-offs, and the resolution of workout strategies in the commercial loan portfolio.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased approximately $14.6 million, to $24.9 million, as of December 31, 2021, from $39.5 million as of December 31, 2020, primarily as a result of charge-offs and the execution and resolution of workout strategies of non-performing loans. Accruing loans past due 90 days or more decreased $5.7 million, or 67.1%, primarily due to decreases in commercial real estate and agricultural loan portfolios. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
For additional information regarding non-performing loans, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.

OREO. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties, and to conduct open houses. OREO decreased to $2.0 million as of December 31, 2021, from $2.5 million as of December 31, 2020. As of December 31, 2021, 79.2% of our OREO balance was related to commercial properties, 13.3% was related to an agricultural real estate property, and 7.5% was related to a 1-4 family property.
The following table sets forth the allocation of our non-performing loans among our different types of loans as of the dates indicated.

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2021	Percent	2020	Percent	2019	Percent	2018	Percent	2017	Percent
Real estate:
Commercial	$8.6	31.1%	$13.6	28.3%	$13.6	28.0%	$10.0	17.2%	$27.1	37.4%
Construction:
Land acquisition and development	0.7	2.5	0.8	1.7	1.7	3.5	3.9	6.7	3.3	4.6
Residential	—	—	1.1	2.3	—	—	1.0	1.7	1.7	2.3
Commercial	—	—	0.1	0.2	0.5	1.0	0.2	0.3	3.8	5.2
Total construction	0.7	2.5	2.0	4.2	2.2	4.5	5.1	8.7	8.8	12.1
Residential	3.0	10.8	5.1	10.6	5.7	11.7	6.8	11.8	8.6	11.8
Agricultural	4.9	17.7	6.2	12.9	5.2	10.7	12.6	21.7	3.6	5.0
Total real estate	17.2	62.1	26.9	56.0	26.7	54.9	34.5	59.4	48.1	66.3
Consumer	2.8	10.1	3.6	7.5	3.5	7.3	3.5	6.0	3.3	4.6
Commercial	6.1	22.0	13.0	27.1	16.0	32.9	17.1	29.4	20.3	28.0
Agricultural	1.6	5.8	4.5	9.4	2.4	4.9	3.0	5.2	0.8	1.1
Total non-performing loans	$27.7	100.0%	$48.0	100.0%	$48.6	100.0%	$58.1	100.0%	$72.5	100.0%
Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans decreased to $11.7 million as of December 31, 2021, from $17.5 million as of December 31, 2020.
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

As of December 31, 2021, we had loans renegotiated in troubled debt restructurings of $6.2 million, of which $3.9 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above. The remaining $2.3 million were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above.
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

The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated.
Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2021	2020	2019	2018	2017
Allowance for credit losses on loans: (1)
Beginning balance	$144.3	$73.0	$73.0	$72.1	$76.2
Initial impact of adopting ASC 326	—	30.0	—	—	—
Provision charged to operating expense (2)	(14.7)	55.5	13.9	8.6	11.0
Charge-offs:
Real estate
Commercial	2.3	0.4	0.2	1.9	2.3
Construction	1.4	0.5	2.0	0.7	0.8
Residential	0.1	—	1.3	1.1	1.2
Agricultural	0.7	—	—	—	—
Consumer	8.2	10.8	13.0	11.3	11.3
Commercial	3.7	9.1	6.6	4.7	6.8
Agricultural	0.2	0.1	0.5	—	0.4
Total charge-offs	16.6	20.9	23.6	19.7	22.8
Recoveries:
Real estate
Commercial	0.1	0.3	0.5	1.9	0.9
Construction	0.6	0.4	1.3	0.9	0.2
Residential	0.3	0.4	0.9	0.9	0.3
Consumer	4.5	3.9	3.6	4.5	4.2
Commercial	3.8	1.7	3.4	3.6	2.1
Agricultural	—	—	—	0.2	—
Total recoveries	9.3	6.7	9.7	12.0	7.7
Net charge-offs	7.3	14.2	13.9	7.7	15.1
Ending balance	$122.3	$144.3	$73.0	$73.0	$72.1

Allowance for off-balance sheet credit losses:
Beginning balance	$3.7	$—	$—	$—	$—
Initial impact of adopting ASC 326	—	2.3	—	—	—
Provision for off-balance sheet credit losses	0.1	1.4	—	—	—
Ending balance	$3.8	$3.7	$—	$—	$—

Total allowance for credit losses	$126.1	$148.0	$73.0	$73.0	$72.1
Total (reversal of) provision for credit losses	(14.6)	56.9	13.9	8.6	11.0
Loans held for investment	9,331.7	9,807.5	8,930.7	8,470.4	7,567.7
Average loans	9,788.9	9,825.0	8,879.1	7,985.0	6,675.4
Net charge-offs to average loans	0.07%	0.14%	0.16%	0.10%	0.23%
Allowance to non-accrual loans	491.16	365.32	170.16	134.44	103.89
Allowance to loans held for investment	1.31	1.47	0.82	0.86	0.95

(1) Allowance for credit losses on loans (ACLL) for the 2021 and 2020 periods; allowance for loan losses (ALLL) for the 2019 and prior periods.
(2) Provision for credit losses on loans for the 2021 and 2020 periods; provision for loan losses for the 2019 and prior periods.

Our allowance for credit losses on loans was $122.3 million, or 1.31% of loans held for investment, including PPP loans, as of December 31, 2021, as compared to $144.3 million, or 1.47% of loans held for investment, as of December 31, 2020. The decrease in the percentage from December 31, 2020 is primarily a result of changes in the Company’s internal economic forecast and improvement in credit quality. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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
Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2021		2020		2019		2018		2017
	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans
Real estate	$69.3	72.1%	$80.5	65.1%	$28.9	66.5%	$31.0	66.0%	$31.7	65.3%
Consumer	21.1	10.0	23.9	10.4	9.9	11.7	8.7	12.6	8.7	13.7
Commercial	31.6	15.8	39.2	22.0	32.6	18.7	31.3	18.4	30.5	19.2
Agricultural	0.3	2.1	0.7	2.5	1.6	3.1	2.0	3.0	1.2	1.8
Totals	$122.3	100.0%	144.3	100.0%	$73.0	100.0%	$73.0	100.0%	$72.1	100.0%
The allowance for credit losses allocated to real estate loans decreased 13.9%, consumer loans decreased 11.7%, and commercial loans decreased 19.4% as of December 31, 2021 as compared to December 31, 2020, primarily a result of improvements in the overall economy, including unemployment rates, and improvement in credit quality.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities increased $2,447.8 million, or 60.3%, to $6,508.1 million as of December 31, 2021, from $4,060.3 million as of December 31, 2020. The increase is primarily due to a greater volume of funds available for investment generated through deposit growth.
In 2021, the Company invested $500.0 million in five-year U.S. treasuries at 87 basis points, while simultaneously entering into a two-year forward starting, three-year pay-fixed interest rate swap on $500.0 million notional amount. Beginning on June 30, 2023, the Company will begin receiving effective federal funds, and will pay 1.19% interest on such funds. Additionally, the Company also invested $200.0 million in seven-year U.S. treasuries at 99 basis points, while simultaneously entering into a three-year forward starting, four-year pay-fixed interest rate swap on $200.0 million notional amount. Beginning on August 31, 2024, the Company will begin receiving effective federal funds, and will pay 1.22% interest on such funds.

During the second quarter of 2021, the Company transferred debt securities with an amortized cost of $646.7 million and an estimated fair value of $672.2 million from the available-for-sale to the held-to-maturity classification. These securities consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations ($629.4 million amortized cost and $654.5 million estimated fair value) and corporate securities ($17.3 million amortized cost and $17.7 million estimated fair value) and were transferred as the Company has the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the held-to-maturity category was recorded at fair value on the date of transfer. The net unrealized gains on the transfer date are included in accumulated other comprehensive income and are being accreted over the remaining lives of the securities. This accretion is expected to offset the amortization of the related premium created by the investment securities transfer into the held-to-maturity classification, with no expected impact on future net income.
See Notes “Investment Securities” and “Derivatives and Hedging Activities” included in Part IV, Item 15 of this report for additional details.
As of December 31, 2021, the estimated duration of our investment portfolio was 3.6 years, as compared to 3.3 years as of December 31, 2020. The weighted average yield on investment securities decreased 66 basis points to 1.36% in 2021, from 2.02% in 2020, and decreased 37 basis points to 2.02% in 2020, from 2.39% in 2019.
As of December 31, 2021, investment securities with amortized costs and fair values of $2,617.8 million and $2,610.8 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $2,323.0 million and $2,383.6 million, respectively, as of December 31, 2020. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. As of December 31, 2021, the carrying value of our investments in non-agency mortgage-backed securities totaled $174.4 million. All other mortgage-backed securities included in the table below were issued by U.S. government agencies and corporations. As of December 31, 2021, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 82.7% and 82.8% of our tax-exempt securities were general obligation securities as of December 31, 2021 and 2020, respectively, of which 72.8% and 67.4%, respectively, were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2021, we had available-for-sale investment securities with fair values aggregating $68.7 million that had been in a continuous loss position more than 12 months. Gross unrealized losses on these securities totaled $1.1 million as of December 31, 2021, and were attributable to changes in interest rates. As the Company does not have the intent to sell any of the available-for-sale securities and it is more likely than not that the Company will not have to sell any securities before a recovery in cost, no impairment or credit losses were recorded during 2021, 2020, or 2019.
The following table sets forth the carrying value as of December 31, 2021 and 2020, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2021. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	2020	2021
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing in one to five years	$—	$497.4	7.64%	0.87%
Maturing in five to ten years	—	200.2	3.08	0.99
Mark-to-market adjustments on securities available-for-sale	—	(12.9)	(0.20)	NA
Total	—	684.7	10.52	0.92
U.S. government agency securities
Maturing within one year	1.5	—	—	—
Maturing in one to five years	1.1	33.2	0.51	1.89
Maturing in five to ten years	330.3	322.8	4.96	1.26
Mark-to-market adjustments on securities available-for-sale	(1.0)	(9.1)	(0.15)	NA
Total	331.9	346.9	5.32	1.35
Mortgage-backed securities
Maturing within one year	657.1	1,312.5	20.17	2.03
Maturing in one to five years	1,505.8	1,211.5	18.62	1.90
Maturing in five to ten years	141.1	688.3	10.58	2.27
Maturing after ten years	538.7	598.4	9.19	1.96
Mark-to-market adjustments on securities available-for-sale	66.8	(10.2)	(0.16)	NA
Total	2,909.5	3,800.5	58.40	1.99
Marketable CDs
Maturing within one year	0.2	—	—	—
Mark-to-market adjustments on securities available-for-sale	—	—	—	NA
Total	0.2	—	—	—
Collateralized loan obligations
Maturing in five to ten years	—	111.0	1.71	1.17
Maturing after ten years	—	787.2	12.10	4.37
Mark-to-market adjustments on securities available-for-sale	—	1.2	0.02	NA
Total	—	899.4	13.83	3.97
Tax exempt securities
Maturing within one year	12.9	11.2	0.17	2.36
Maturing in one to five years	52.0	40.4	0.62	3.47
Maturing in five to ten years	59.8	79.0	1.21	2.22
Maturing after ten years	384.0	371.7	5.71	2.82
Mark-to-market adjustments on securities available-for-sale	3.8	(7.2)	(0.11)	NA
Total	512.5	495.1	7.60	2.81
Corporate securities
Maturing within one year	24.0	20.0	0.31	2.48
Maturing in one to five years	56.6	74.3	1.14	1.91
Maturing in five to ten years	219.1	187.8	2.89	2.91
Mark-to-market adjustments on securities available-for-sale	6.4	(0.6)	(0.01)	NA
Total	306.1	281.5	4.33	2.62
Other securities
Maturing in one to five years	0.1	—	—	—
Mark-to-market adjustments on securities available-for-sale	—	—	—	NA
Total	0.1	—	—	—
Total	$4,060.3	$6,508.1	100.00%	1.36%
Maturities of the 2021 securities noted above reflect $236.1 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $94.7 million of these securities will be called in 2022. For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.

Goodwill and Intangibles
Goodwill was $621.6 million as of December 31, 2021 and 2020.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Core deposit intangibles, net of accumulated amortization, decreased $9.9 million, or 19.3%, to $41.3 million as of December 31, 2021, from $51.2 million as of December 31, 2020, due to scheduled amortization expense.
For additional information concerning Goodwill and Intangibles, see “Notes to Consolidated Financial Statements — Goodwill and Intangibles” included in Part IV, Item 15.
Deposits
We emphasize developing relationships with our clients in order to increase our core deposit base, which is our primary funding source. Our deposits consist of non-interest bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2021	Percent	2020	Percent	2019	Percent	2018	Percent	2017	Percent
Non-interest bearing demand	$5,568.3	34.2%	$4,633.5	32.6%	$3,426.5	29.4%	$3,158.3	29.6%	$2,900.0	29.2%
Interest bearing:
Demand	4,753.2	29.2	4,118.9	29.0	3,195.4	27.4	2,957.5	27.7	2,787.5	28.1
Savings	4,981.6	30.6	4,405.9	31.0	3,591.6	30.8	3,247.9	30.4	3,095.4	31.2
Time, $250 or more	186.7	1.2	193.0	1.3	278.4	2.4	221.0	2.0	182.1	1.8
Time, other	779.8	4.8	865.7	6.1	1,171.6	10.0	1,096.0	10.3	969.9	9.8
Total interest bearing	10,701.3	65.8	9,583.5	67.4	8,237.0	70.6	7,522.4	70.4	7,034.9	70.8
Total deposits	$16,269.6	100.0%	$14,217.0	100.0%	$11,663.5	100.0%	$10,680.7	100.0%	$9,934.9	100.0%
Total deposits increased $2,052.6 million, or 14.4%, to $16,269.6 million as of December 31, 2021, from $14,217.0 million as of December 31, 2020, primarily related to an increase of $934.8 million in non-interest-bearing business deposits and an increase in interest bearing demand and savings deposits. These increases were partially offset by decreases in interest bearing time deposits. During 2021, the mix of deposits shifted from higher-costing time deposits to non-interest bearing demand deposits. Deposit mix fluctuations and deposit growth were driven by lower interest rates paid on deposits and a changes in client behavior related to the COVID-19 and economic stimulus provided by the U.S. government.
Non-interest-bearing demand deposits. Non-interest-bearing demand deposits increased $934.8 million, or 20.2%, to $5,568.3 million as of December 31, 2021, from $4,633.5 million as of December 31, 2020. The increase in 2021 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus programs provided by the U.S. government.
Interest bearing demand deposits. Interest bearing demand deposits increased $634.3 million, or 15.4%, to $4,753.2 million as of December 31, 2021, from $4,118.9 million as of December 31, 2020. The increase in 2021 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus programs provided by the U.S. government.
Savings deposits. Savings deposits increased $575.7 million, or 13.1%, to $4,981.6 million as of December 31, 2021, from $4,405.9 million as of December 31, 2020. The increase in 2021 was largely driven by changes in client behavior related to COVID-19 and the economic stimulus programs provided by the U.S. government.
Time deposits of $250,000 or more. Time deposits of $250,000 or more decreased $6.3 million, or 3.3%, to $186.7 million as of December 31, 2021, from $193.0 million as of December 31, 2020, largely driven by lower rates paid on maturity deposits.
Other time deposits. Other time deposits decreased $85.9 million, or 9.9%, to $779.8 million as of December 31, 2021, from $865.7 million as of December 31, 2020, largely driven by lower rates paid on maturity deposits.
As of December 31, 2021 and 2020, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $104.5 million and $97.3 million, respectively. As of December 31, 2021 and 2020 we had no brokered deposits.

For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.
Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $40.3 million, or 3.7%, to $1,051.1 million as of December 31, 2021, from $1,091.4 million as of December 31, 2020.
The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2021	2020	2019
Securities sold under repurchase agreements:
Balance at period end	$1,051.1	$1,091.4	$697.6
Average balance	1,025.2	765.8	677.3
Maximum amount outstanding at any month-end	1,094.0	1,092.1	713.0
Average interest rate:
During the year	0.04%	0.12%	0.58%
At period end	0.08	0.03	0.20
Deferred Tax Liability/Asset
The net deferred tax liability decreased $17.9 million, or 65.8%, to $9.3 million as of December 31, 2021, from $27.2 million as of December 31, 2020. The decrease was primarily due to tax adjustments related to the decrease in our mark-to-market gains on investment securities partially offset by a decrease in tax adjustments related to our allowance for credit losses.
Capital Resources and Liquidity
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $26.8 million, or 1.4%, to $1,986.6 million as of December 31, 2021 from $1,959.8 million as of December 31, 2020, due to retention of earnings and proceeds from stock option exercises, which were partially offset by stock repurchases related to the stock repurchase program, other comprehensive loss, and cash dividends paid. Regular cash dividends paid to common shareholders during 2021 amounted to approximately $101.6 million.
On January 26, 2022, we declared a quarterly dividend to common stockholders of $0.41 per share, which was paid on February 21, 2022 to shareholders of record as of February 10, 2022. The dividend equates to a 4.0% annual yield based on the $41.51 average closing price of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2021.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program permitting the Company to repurchase up to 2.5 million of its outstanding shares of Class A common stock. On March 23, 2020, the Company’s board of directors suspended stock repurchases in response to the COVID-19 pandemic. Effective August 24, 2020, the Company’s board of directors lifted the temporary suspension of the Company’s stock repurchase program. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares bringing the total number of shares authorized under the program to 5.5 million shares. During 2021, the Company repurchased and retired 72,700 shares of Class A common stock under the stock repurchase program at a cost of $2.9 million at an average price of $39.69 per share. At December 31, 2021, there were 1.9 million remaining shares authorized to be purchased under the program.

For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.
During 2021, the Company issued 19,081 shares of its Class A common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $0.9 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2021 and 2020, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
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
The primary effect of inflation on our operations is reflected in increased operating costs. In our management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions, and the monetary and fiscal policies of the United States government, its agencies, and various other governmental regulatory authorities.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV, Item 15 of this report.
The Company had deposits without a stated maturity of $15,303.1 million and time deposits of $776.1 million, due in one year or less in addition to time deposits due in more than one year of $190.4 million as of December 31, 2021. For additional details in regards to the Company’s deposits see “Notes to Consolidated Financial Statements—Deposits” included in Part IV, Item 15 of this report.
As of December 31, 2021, the Company had securities sold under repurchase agreements of $1,051.1 million due in one year or less as the agreements with our client counterparties mature on the next banking day.
The Company had $98.7 million of fixed-to-floating rate subordinated notes due in more than one year as of December 31, 2021. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.

The Company guarantees the distribution and payment for redemption or liquidation of capital trust preferred securities issued by our wholly-owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 1 capital under the Federal Reserve capital adequacy guidelines. As of December 31, 2021, the Company had subordinated debentures held by subsidiary trusts of $87.0 million due in more than one year. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15 of this report.
The Company has future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2021 with $6.1 million due in one year or less and $31.2 million due in more than one year. For additional information concerning leases, see “Notes to Consolidated Financial Statements—Commitments and Contingencies” included in Part IV, Item 15 of this report.
The Company is a limited partner in several tax-advantaged limited partnerships that have been formed for the purpose of investing in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of December 31, 2021, the Company expects to recover its investments through the use of tax credits generated by the investments.
The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. As of December 31, 2021, the Company had unused credit card lines of $681.6 million, commitments to extend credit of $2,539.8 million and standby letters of credit of $57.5 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15 of this report.
As a bank holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Financial Condition—Capital Resources and Liquidity” above, “Business—Government Regulation and Supervision—Dividends and Restrictions on Transfers of Funds” included in Part I, Item 1 of this report, and “Risk Factors—Liquidity Risks and Regulatory and Compliance Risks” included in Part I, Item 1A of this report.
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
The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2021. The information presented in the table is based on our mix of interest earning assets and interest-bearing liabilities and historical experience regarding their interest rate sensitivity.

Interest Rate Sensitivity Gaps (Dollars in millions)	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$2,977.5	$1,543.4	$4,161.0	$624.9	$9,306.8
Investment securities (2)	871.0	737.8	2,777.6	2,121.7	6,508.1
Interest bearing deposits in banks	2,173.7	—	1.5	0.9	2,176.1
Federal funds sold	0.1	—	—	—	0.1
Total interest earning assets	$6,022.3	$2,281.2	$6,940.1	$2,747.5	$17,991.1
Interest bearing liabilities:
Interest bearing demand accounts (3)	$1,442.1	$—	$3,311.1	$—	$4,753.2
Savings deposits (3)	1,477.8	—	3,503.8	—	4,981.6
Time deposits, $250 or more	68.1	88.5	30.1	—	186.7
Other time deposits	294.8	324.8	159.5	0.7	779.8
Securities sold under repurchase agreements	1,051.1	—	—	—	1,051.1
Long-term debt	—	5.2	0.4	106.8	112.4
Subordinated debentures held by subsidiary trusts	87.0	—	—	—	87.0
Total interest bearing liabilities	$4,420.9	$418.5	$7,004.9	$107.5	$11,951.8
Rate gap	$1,601.4	$1,862.7	$(64.8)	$2,640.0	$6,039.3
Cumulative rate gap	1,601.4	3,464.1	3,399.3	6,039.3
Cumulative rate gap as a percentage of total interest earning assets	8.90%	19.25%	18.89%	33.57%	33.57%
(1)Does not include non-accrual loans of $24.9 million. Variable rate loans are included in the three months or less category in the above table although certain of these loans have reached interest rate floors and may not immediately reprice.
(2)Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.
(3)Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three-month gap of $5.2 million, a negative cumulative one year gap of $3.4 million, and a positive cumulative one to five year gap of $3.4 million.

Net Interest Income Sensitivity
We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest income sensitivity by utilizing an income simulation model to subject 12- and 24- month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change instantaneously up or down in a parallel manner and scenarios where market rates gradually increase 200 basis points. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) repricing characteristics for market rate sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as caps and floors, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and execute appropriate asset/liability management strategies accordingly.
We continue to refine our mix of interest earning assets and interest-bearing liabilities to approach a target of no more than 4.0% of the net interest income at risk over a one-year period, should interest rates immediately shift up or down 100 basis points, or gradually shift up 200 basis points over a 12 month period. As of December 31, 2021, our income simulation model predicted net interest income would increase 7.68% on an immediate 100 basis point shock, assuming a static balance sheet. Assuming a 0.5% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would increase $31.4 million, or 7.07%.
We did not simulate the gradual 200 basis points decrease in interest rates due to the low-rate environment as of December 31, 2021. Additionally, rates are modeled not to fall below 0% with a decrease in interest rates. Although we did not simulate a ramp decrease in interest rates due to the low-rate environment as of December 31, 2021, a further decline in interest rates would result in compression of our net interest income.
Each scenario predicts that our interest-bearing assets reprice faster than our interest bearing liabilities. We are not currently engaged in significant derivative or balance sheet hedging activities to manage our interest rate risk. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
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
Report of RSM US LLP, Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets — December 31, 2021 and 2020
Consolidated Statements of Income — Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows — Years Ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2021, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2021, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on the Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion.
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
 /s/ RSM US LLP
Des Moines, Iowa
February 25, 2022

Item 9B. Other Information
There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 that were not reported.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the heading, “Directors and Executive Officers” and “Corporate Governance” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is herein incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is herein incorporated herein by reference.
The following table provides information, as of December 31, 2021, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights	Warrants, and Rights	Equity Compensation Plans(1)

Equity compensation plans
approved by shareholders(2)	23,252	$14.37	880,798

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	23,252	$14.37	880,798

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Represents stock options issued pursuant to the 2015 Equity Compensation Plan, as amended and restated. For additional information, see “Notes to Consolidated Financial Statements—Stock-Based Compensation” included in financial statements included Part IV, Item 15 of this report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is herein incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is set forth under the heading “Principal Accounting Fees and Services” in our Proxy Statement relating to our 2022 annual meeting of shareholders and is herein incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Our audited consolidated financial statements follow.
The list of all financial statements filed as part of this filing is included above under Part II, Item 8. Financial Statements and Supplementary Data, on page 59, and incorporated herein by reference. Such audited consolidated financial statements follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses - Loans Held for Investment
The Company’s loans held for investment portfolio totaled $9,331.7 million as of December 31, 2021 and the associated allowance for credit losses on loans held for investment was $122.3 million. As described in Notes 1 and 6 to the financial statements, the allowance for credit losses on loans held for investment is a valuation account that is deducted from the Company’s amortized cost basis of loans held for investment to present the net amount of loans held for investment expected to be collected. The Company’s allowance for credit losses on loans held for investment consists of three elements: (1) specific valuation allowances associated with collateral‑dependent loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) adjustments to historical loss information for differences in current loan‑specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in or forecasted changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.
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
•We tested management’s calculation of adjustments to historical loss information within the allowance for credit losses on loans held for investment calculation by agreeing calculation inputs to the Company’s internal and external source data, including for current and forecasted conditions, verifying the mathematical accuracy of the calculation of adjustments to historical loss information, and evaluating whether adjustments to historical loss information within the allowance for credit losses on loans held for investment, or lack thereof, were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We assessed the reasonableness of management’s calculated changes in adjustments to historical loss information within the allowance for credit losses on loans held for investment calculation by evaluating the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments to historical loss information between periods and evaluating whether management’s conclusions were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We agreed management’s calculated adjustments to historical loss information to the allowance for credit losses on loans held for investment calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2004.

Des Moines, Iowa
February 25, 2022

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2021	2020
Assets
Cash and due from banks	$168.6	$261.4
Interest bearing deposits in banks	2,176.1	2,015.3
Federal funds sold	0.1	0.1
Total cash and cash equivalents	2,344.8	2,276.8
Investment securities:
Available-for-sale	4,820.5	4,008.7
Held-to-maturity, net (estimated fair values of $1,667.5 and $55.0 at December 31, 2021 and 2020, respectively)	1,687.6	51.6
Total investment securities	6,508.1	4,060.3
Mortgage loans held for sale, at fair value	30.1	74.0
Loans held for investment, net of deferred fees and costs	9,331.7	9,807.5
Allowance for credit losses	122.3	144.3
Net loans held for investment	9,209.4	9,663.2
Goodwill	621.6	621.6
Company-owned life insurance	301.5	296.4
Premises and equipment, net of accumulated depreciation	299.6	312.3
Core deposit intangibles, net of accumulated amortization	41.3	51.2
Accrued interest receivable	47.4	51.1
Mortgage servicing rights, net of accumulated amortization and impairment reserve	28.2	24.0
Other real estate owned (“OREO”)	2.0	2.5
Other assets	237.9	215.3
Total assets	$19,671.9	$17,648.7
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,568.3	$4,633.5
Interest bearing	10,701.3	9,583.5
Total deposits	16,269.6	14,217.0
Securities sold under repurchase agreements	1,051.1	1,091.4
Accounts payable and accrued expenses	148.4	144.4
Accrued interest payable	3.7	5.8
Deferred tax liability, net	9.3	27.2
Long-term debt	112.4	112.4
Allowance for credit losses on off-balance sheet credit exposures	3.8	3.7
Subordinated debentures held by subsidiary trusts	87.0	87.0
Total liabilities	17,685.3	15,688.9
Stockholders’ equity:
Nonvoting noncumulative preferred stock without par value; authorized 100,000 shares; no shares issued or outstanding as of December 31, 2021 or 2020	—	—
Common stock	945.0	941.1
Retained earnings	1,052.6	962.1
Accumulated other comprehensive (loss) income, net	(11.0)	56.6
Total stockholders’ equity	1,986.6	1,959.8
Total liabilities and stockholders’ equity	$19,671.9	$17,648.7
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2021	2020	2019
Interest income:
Interest and fees on loans	$430.2	$453.4	$470.9
Interest and dividends on investment securities:
Taxable	67.1	63.4	62.3
Exempt from federal taxes	5.6	2.7	2.0
Interest on deposits in banks	2.6	4.1	18.8
Total interest income	505.5	523.6	554.0
Interest expense:
Interest on deposits	8.1	18.1	49.3
Interest on securities sold under repurchase agreements	0.4	0.9	3.9
Interest on other debt	6.0	4.6	1.3
Interest on subordinated debentures held by subsidiary trusts	2.8	3.0	4.5
Total interest expense	17.3	26.6	59.0
Net interest income	488.2	497.0	495.0
(Reversal of) provision for credit losses	(14.6)	56.9	13.9
Net interest income after provision for (reversal of) credit losses	502.8	440.1	481.1
Non-interest income:
Payment services revenues	45.1	41.1	41.5
Mortgage banking revenues	40.8	47.3	33.2
Wealth management revenues	26.3	23.8	23.8
Service charges on deposit accounts	16.5	17.6	21.1
Other service charges, commissions, and fees	7.9	12.1	7.0
Investment securities gains, net	1.1	0.3	0.1
Other income	12.8	14.5	15.9
Total non-interest income	150.5	156.7	142.6
Non-interest expense:
Salaries and wages	164.9	173.7	155.3
Employee benefits	55.8	49.4	51.5
Outsourced technology services	32.8	32.8	32.3
Occupancy, net	28.7	28.5	28.3
Furniture and equipment	17.6	15.5	13.2
OREO expense, net of income	(0.2)	(0.5)	(2.2)
Professional fees	12.1	10.9	11.6
FDIC insurance premiums	6.6	5.9	3.5
Core deposit intangibles amortization	9.9	10.9	11.2
Other expenses	65.7	60.4	63.6
Acquisition related expenses	11.6	—	20.3
Total non-interest expense	405.5	387.5	388.6
Income before income tax expense	247.8	209.3	235.1
Income tax expense	55.7	48.1	54.1
Net income	$192.1	$161.2	$181.0

Basic earnings per common share	$3.12	$2.53	$2.84
Diluted earnings per common share	3.11	2.53	2.83
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year ended December 31,	2021	2020	2019
Net income	$192.1	$161.2	$181.0
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized (losses) gains during the period	(113.7)	61.8	54.9
Reclassification adjustment for net gains included in income	(1.1)	(0.3)	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	(6.0)
Net change in unamortized gains on available-for-sale investment securities transferred into held-to-maturity	20.2	—	—
Change in net unrealized loss on derivatives	4.2	0.2	—
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	—	(0.5)	(0.8)
Other comprehensive (loss) income, before tax	(90.4)	61.2	48.0
Deferred tax benefit (expense) related to other comprehensive (loss) income	22.8	(15.6)	(12.4)
Other comprehensive (loss) income, net of tax	(67.6)	45.6	35.6
Comprehensive income, net of tax	$124.5	$206.8	$216.6
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	$866.7	$851.8	$(24.6)	$1,693.9
Net income	—	181.0	—	181.0
Other comprehensive income, net of tax expense	—	—	35.6	35.6
Common stock transactions:
43,560 common shares purchased and retired	(2.5)	—	—	(2.5)
4,356,973 common shares issued	176.1	—	—	176.1
212,587 non-vested common shares issued	—	—	—	—
46,198 non-vested common shares forfeited or canceled	—	—	—	—
143,222 stock options exercised, net of 47,971 shares tendered in payment of option price and income tax withholding amounts	1.0	—	—	1.0
Stock-based compensation expense	8.0	—	—	8.0
Common cash dividends declared ($1.24 per share)	—	(79.2)	—	(79.2)
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	161.2	—	161.2
Other comprehensive income, net of tax expense	—	—	45.6	45.6
Common stock transactions:
3,578,743 common shares purchased and retired	(116.8)	—	—	(116.8)
19,491 common shares issued	—	—	—	—
332,085 non-vested common shares issued	—	—	—	—
34,912 non-vested common shares forfeited or canceled	—	—	—	—
111,539 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	1.1	—	—	1.1
Stock-based compensation expense	7.5	—	—	7.5
Common cash dividends declared ($2.00 per share)	—	(128.6)	—	(128.6)
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	192.1	—	192.1
Other comprehensive loss, net of tax expense	—	—	(67.6)	(67.6)
Common stock transactions:
128,171 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
241,307 non-vested common shares issued	—	—	—	—
73,044 non-vested common shares forfeited or canceled	—	—	—	—
45,484 stock options exercised, net of 6,982 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	8.9	—	—	8.9
Common cash dividends declared ($1.64 per share)	—	(101.6)	—	(101.6)
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$192.1	$161.2	$181.0
Adjustments to reconcile net income from operations to net cash provided by operating activities:
(Reversal of) provision for credit losses	(14.6)	56.9	13.9
Net (gain) loss on disposal of property and equipment	(1.8)	0.3	(1.5)
Depreciation and amortization	44.4	45.1	38.7
Net premium amortization on investment securities	38.8	15.9	8.9
Net gain on investment securities transactions	(1.1)	(0.3)	(0.1)
Realized and unrealized net gains on mortgage banking activities	(26.2)	(49.3)	(30.5)
Net gain on sale of investments in unrelated entities	—	(1.0)	—
Net gain on sale of OREO	(0.3)	(0.9)	(3.6)
Write-downs of OREO and other assets pending disposal	—	0.1	0.9
Mortgage servicing rights (recovery) impairment	(6.9)	9.9	0.4
Deferred taxes	5.0	(6.6)	5.4
Net increase in cash surrender value of company-owned life insurance policies	(6.1)	(7.6)	(6.7)
Stock-based compensation expense	8.9	7.5	8.0
Originations of mortgage loans held for sale	(817.4)	(1,404.2)	(1,015.6)
Proceeds from sales of mortgage loans held for sale	883.9	1,468.4	971.2
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	3.7	(4.4)	0.3
Increase in other assets	(16.4)	(27.7)	(22.1)
Decrease in interest payable	(2.0)	(6.3)	(13.5)
Decrease (increase) in accounts payable and accrued expenses	(1.7)	11.3	(7.8)
Net cash provided by operating activities	282.3	268.3	127.3
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(1,238.0)	—	—
Available-for-sale	(2,717.8)	(2,444.1)	(1,270.0)
Proceeds from maturities, pay-downs, calls and sales of investment securities:
Held-to-maturity	257.6	40.4	35.6
Available-for-sale	1,118.0	1,441.4	978.6
Proceeds from bank-owned life insurance settlements	1.0	5.0	3.2
Extensions of credit to clients, net of repayments	458.5	(901.3)	(81.4)
Recoveries of loans charged-off	9.3	6.7	9.7
Proceeds from sales of OREO	1.7	10.1	25.4
Proceeds from the sale of health savings accounts	—	—	0.3
Proceeds from sale of investments in unrelated entities	—	2.2	—
Acquisition of banks and bank holding companies, net of cash and cash equivalents received	—	—	298.4
Capital expenditures, net of proceeds from sales	(10.3)	(30.2)	(16.6)
Net cash used in investing activities	$(2,120.0)	$(1,869.8)	$(16.8)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)
Year Ended December 31,	2021	2020	2019
Cash flows from financing activities:
Net increase in deposits	$2,052.6	$2,553.5	$276.2
Net decrease (increase) in securities sold under repurchase agreements	(40.3)	393.8	(45.2)
Net decrease in other borrowed funds	—	—	(4.1)
Repayments of long-term debt	—	(0.1)	(2.0)
Advances on long-term debt	—	98.6	0.1
Proceeds from issuance of common stock	0.4	1.1	1.0
Purchase and retirement of common stock	(5.4)	(116.8)	(2.5)
Dividends paid to common stockholders	(101.6)	(128.6)	(79.2)
Net cash provided by financing activities	1,905.7	2,801.5	144.3
Net increase in cash and cash equivalents	68.0	1,200.0	254.8
Cash and cash equivalents at beginning of period	2,276.8	1,076.8	822.0
Cash and cash equivalents at end of period	$2,344.8	$2,276.8	$1,076.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$56.8	$54.4	$51.2
Cash paid during the period for interest expense	19.3	32.9	54.7

Supplemental disclosures of noncash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	—	—	281.1
Transfer of securities from available-for-sale to held-to-maturity	672.2	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	5.9	3.6	39.6
Transfer of loans to other real estate owned	0.9	3.3	14.1
Capitalization of internally originated mortgage servicing rights	3.6	11.7	7.3

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities available for sale	$—	$—	$78.7
Loans held for sale	—	—	0.5
Loans	—	—	416.6
Premises and equipment	—	—	24.6
Goodwill	—	—	75.3
Core deposit intangible	—	—	16.6
Company-owned life insurance	—	—	15.2
Interest receivable	—	—	2.2
Other real estate owned	—	—	2.4
Other assets	—	—	6.5
Total noncash assets acquired	$—	$—	$638.6

Liabilities assumed:
Deposits	$—	$—	$706.7
Securities sold under repurchase agreements	—	—	30.4
Accounts payable and accrued expenses	—	—	19.9
Long-term debt	—	—	4.1
Deferred tax liability	—	—	0.1
Total liabilities assumed	$—	$—	$761.2
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
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2021, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2020 and 2019 to conform to the 2021 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
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
Equity Method Investments. The Company has investments in real estate joint ventures that are not consolidated because the Company does not own a majority voting interest, control the operations, or receive a majority of the losses or earnings of the joint venture. These joint ventures are accounted for using the equity method of accounting whereby the Company initially records its investment at cost (or fair value at the date of acquisition) and then subsequently adjusts the carrying value for the Company’s proportionate share of distributions and earnings or losses of the joint ventures.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the valuation of goodwill, and fair valuations of investment securities and other financial instruments.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for one-day periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2021 and 2020, the Company had cash of $2,166.1 million and $1,989.3 million, respectively, on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The Company did not maintain compensating balances with the Federal Reserve Bank as of December 31, 2021 and 2020.
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
Accrued interest receivable on investment securities totaled $16.6 million and $12.6 million at December 31, 2021 and 2020, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Management classifies the held-to-maturity portfolio into the following major security types:
State, county, and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least a “BBB”rating by Moody's and/or Standard and Poor’s, or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the Company’s Credit Department and documented prior to purchase.
Obligations of U.S. government agencies and entities. Securities held by the Company are primarily issued by The Federal Home Loan Mortgage Corporation, known as Freddie Mac, and The Federal National Mortgage Association, known as Fannie Mae, which are implicitly guaranteed by the U.S. government and are consistently highly rated by major rating agencies with very little risk to default.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
U.S. agency residential and commercial mortgage -backed securities and Collateralized Mortgage Obligations. Residential and commercial mortgage -backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies with very little risk to default. Collateralized mortgage obligations include agency and non-agency residential securities which carry ratings no lower than investment grade “BBB” and pass the federal financial institutions examinations test (Collateral Mortgage Obligation volatility test) at the time of purchase.
Corporate securities. Securities held by the Company are primarily comprised of corporate bonds (both senior and subordinated-debt) issued by a firm or public entity which carry ratings no lower than investment grade “BBB” or better by Moody’, Standard and Poor’s, or Kroll rating agencies. All corporate subordinated-debt securities are analyzed and approved by the Company prior to purchase.
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
Accrued interest receivable on loans held for investment totaled $30.2 million and $37.9 million at December 31, 2021 and 2020, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans.
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
Purchased Credit Deteriorated (“PCD”) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) have experienced more than one delinquency of more than 60 days or 60+ days as of the acquisition date; 2) have been placed on nonaccrual status at any point since origination; 3) are special mention, substandard, doubtful as of the acquisition date; 4) have a TDR status as of the acquisition date; or 5) are in high-risk industries based on macroeconomic conditions and local market conditions of the acquired entity on the acquisition date. PCD loans are recorded at the amount paid for the loan. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
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
The Company applies Probability of Default (PD) and Loss Given Default (LGD) methodologies for all portfolio segments. The Company uses a Transition Matrix (TM) for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. The Company currently has 16 portfolio segments for which we track monthly movement between either risk ratings, or delinquency date count, or delinquency band.
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
Mortgage Servicing Rights. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value based on comparable market data and are amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are evaluated quarterly for impairment by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate, and loan term. Impairment adjustments, if any, are recorded through a valuation allowance.
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
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in the Company’s consolidated balance sheets at fair value. As of December 31, 2021 and 2020, deferred compensation plan assets were $21.4 million and $19.1 million, respectively. Corresponding deferred compensation plan liabilities were $21.4 million and $19.1 million as of December 31, 2021 and 2020, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2021, 2020, or 2019.
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
Restricted Equity Securities. The Company, as a member of the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2021 and 2020, restricted equity securities of the Federal Reserve Bank and the FHLB of $42.8 million and $10.6 million, respectively, were included in other assets at cost. No ready market exists for these restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value.
The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2021, 2020, or 2019.

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
Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $4.6 million and $6.0 million at December 31, 2021 and 2020, respectively.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2018. The Company had no material penalties as of December 31, 2021, 2020, or 2019.
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
Comprehensive Income. Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and derivatives designated as fair value or cash flow hedges, and changes in the unamortized gain or loss on available-for-sale investment securities transferred to held-to-maturity.
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
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $2.6 million, $2.8 million, and $4.2 million in 2021, 2020, and 2019, respectively.

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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $8.9 million, $7.5 million, and $8.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax benefits recognized for the years ended December 31, 2021, 2020, and 2019 were $0.5 million, $0.4 million, and $1.2 million, respectively, is included in income tax expense in the Company’s consolidated statements of income.
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
(2)    GOODWILL AND CORE DEPOSIT INTANGIBLES
Goodwill

The Company has goodwill with a carrying value of $621.6 million as of December 31, 2021 and 2020 and performed its annual goodwill impairment qualitative assessment as of July 1, 2021, 2020, and 2019 and determined the Company’s goodwill was not considered impaired. In addition, there were no events or circumstances that occurred during the second half of 2021 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company did not perform interim impairment testing as of December 31, 2021.
Core deposit intangibles (“CDI”)
The following table sets forth activity for identifiable core deposit intangibles subject to amortization:

Year Ended December 31,	2021	2020
Gross CDI, beginning of period	$106.0	$106.0
Accumulated amortization	(64.7)	(54.8)
Net CDI, end of period	$41.3	$51.2
Amortization expense of CDI assets was $9.9 million, $10.9 million and $11.2 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
CDI are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years.
The following table provides estimated future CDI amortization expense:

Years ending December 31,
2022	$9.0
2023	8.2
2024	7.3
2025	6.5
2026	5.9
Thereafter	4.4
Total	$41.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$697.6	$—	$(12.9)	$684.7
State, county, and municipal securities	434.7	2.1	(9.3)	427.5
Obligations of U.S. government agencies	356.0	0.1	(9.2)	346.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,027.3	14.1	(23.3)	2,018.1
Private mortgage-backed securities	174.4	0.1	(1.1)	173.4
Collateralized loan obligations	898.2	1.2	—	899.4
Corporate Securities	271.1	3.0	(3.6)	270.5
Total	$4,859.3	$20.6	$(59.4)	$4,820.5

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county, and municipal securities	$67.6	$2.0	$(0.4)	$69.2
U.S agency residential & commercial mortgage-backed securities & collateralized mortgage obligations (1)	1,609.0	13.2	(35.3)	1,586.9
Corporate securities	11.0	0.4	—	11.4
Total	$1,687.6	$15.6	$(35.7)	$1,667.5
(1) Amortized costs presented above include $20.1 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 second quarter transfer of securities from available-for-sale to held-to-maturity.

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
State, county, and municipal securities	$462.1	$4.8	$(1.0)	$465.9
Obligations of U.S. government agencies	332.9	1.0	(2.0)	331.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,830.8	69.3	(2.5)	2,897.6
Private mortgage-backed securities	10.9	0.1	(0.1)	10.9
Corporate Securities	295.8	6.5	(0.1)	302.2
Other investments	0.2	—	—	0.2
Total	$3,932.7	$81.7	$(5.7)	$4,008.7

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county, and municipal securities	$46.6	$3.2	$—	$49.8
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1.0	0.1	—	1.1
Corporate securities	3.9	0.1	—	4.0
Other investments	0.1	—	—	0.1
Total	$51.6	$3.4	$—	$55.0
There were $3.2 million in gross realized gains and $2.1 million in gross realized losses on the disposition of available-for-sale securities during 2021, with no material gross realized gains and no material gross realized losses on the disposition of available-for-sale securities during 2020, or 2019.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On June 7, 2021, the Company transferred debt securities with an amortized cost of $646.7 million and an estimated fair value of $672.2 million from the available-for-sale to the held-to-maturity classification. These securities consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations ($629.4 million amortized cost and $654.5 million estimated fair value) and corporate securities ($17.3 million amortized cost and $17.7 million estimated fair value) and were transferred as the Company has the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the held-to-maturity category was recorded at fair value on the date of transfer. The net unrealized gains on the transfer date are included in accumulated other comprehensive income and are being accreted over the remaining lives of the securities. This accretion is expected to offset the amortization of the related premium created by the investment securities transfer into the held-to-maturity classification, with no expected impact on future net income.
As of December 31, 2021, the Company had general obligation securities with amortized costs of $55.9 million included in state, county, and municipal securities, of which $40.7 million, or 72.8% were issued by political subdivisions or agencies within the states of Idaho, Montana, Oregon, South Dakota, Washington, and Wyoming.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2021 and 2020. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2020.

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$684.7	$(12.9)	$—	$—	$684.7	$(12.9)
State, county, and municipal securities	278.7	(9.1)	5.0	(0.2)	283.7	(9.3)
Obligations of U.S. government agencies	297.0	(8.9)	16.4	(0.3)	313.4	(9.2)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,262.8	(23.0)	26.4	(0.3)	1,289.2	(23.3)
Private mortgage-backed securities	127.2	(1.1)	—	—	127.2	(1.1)
Corporate securities	109.9	(3.3)	20.9	(0.3)	130.8	(3.6)
Total	$2,760.3	$(58.3)	$68.7	$(1.1)	$2,829.0	$(59.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,038.7	(35.3)	—	—	1,038.7	(35.3)
State, county and municipal securities	29.0	(0.4)	—	—	29.0	(0.4)
Total	$1,067.7	$(35.7)	$—	$—	$1,067.7	$(35.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
State, county, and municipal securities	$148.1	$(1.0)	$—	$—	$148.1	$(1.0)
Obligations of U.S. government agencies	$235.6	$(2.0)	$—	$—	$235.6	$(2.0)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	434.0	(2.4)	12.3	(0.1)	446.3	(2.5)
Private mortgage-backed securities	—	—	4.3	(0.1)	4.3	(0.1)
Corporate securities	20.9	(0.1)	—	—	20.9	(0.1)
Total	$838.6	$(5.5)	$16.6	$(0.2)	$855.2	$(5.7)

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
The Company had 285 and 181 individual investment securities as of December 31, 2021 and 2020, respectively, that were in an unrealized loss position, related primarily to fluctuations in the current interest rates. As of December 31, 2021, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. Furthermore, the Company does not intend to sell any of the available-for-sale securities in the above table and the Company does not anticipate it will have to sell any securities before a recovery in cost. There were no material allowances for credit loss as of December 31, 2021 or 2020 and no impairment losses were recorded during 2019 for investment securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. In the table below, the Company had variable rate mortgage-backed securities and corporate securities which had an amortized costs of $84.8 million and $220.7 million, as of December 31, 2021 and 2020, respectively. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2021	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$647.4	$742.8	$696.4	$687.2
After one year but within five years	1,482.4	1,577.4	374.5	363.6
After five years but within ten years	1,313.4	1,165.6	275.6	276.2
After ten years	1,416.1	1,334.7	341.1	340.5
Total	$4,859.3	$4,820.5	$1,687.6	$1,667.5
As of December 31, 2021, the Company held investment securities callable within one year with amortized costs and estimated fair values of $236.1 million and $235.7 million, respectively. These investment securities are primarily classified as available-for-sale and included in the “after ten years category” in the table above. As of December 31, 2021, the Company had no callable structured notes.
There were no significant concentrations of investments at December 31, 2021, (greater than 10 percent of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2021 and 2020, the Company recorded amortized costs of $2,617.8 million and $2,323.0 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of December 31, 2021 and 2020 of $2,610.8 million and $2,383.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
(4) LOANS HELD FOR SALE
Mortgage loans held for immediate sale in the secondary market were $30.1 million as of December 31, 2021, compared to $74.0 million as of December 31, 2020. Residential loans that the Company originated with the intent to sell are recorded at fair value. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis.
(5)    LOANS HELD FOR INVESTMENT
The following table presents loans by segment as of the dates indicated:

	2021	2020
Real estate loans:
Commercial	$3,971.5	$3,743.2
Construction loans:
Land acquisition & development	247.8	265.0
Residential	262.0	250.9
Commercial	498.0	523.5
Total construction loans	1,007.8	1,039.4
Residential	1,538.2	1,396.3
Agricultural	213.9	220.6
Total real estate loans	6,731.4	6,399.5
Consumer loans:
Indirect	737.6	805.1
Direct and advance lines	129.2	150.6
Credit card	64.9	70.2
Total consumer loans	931.7	1,025.9
Commercial	1,475.5	2,153.9
Agricultural	203.9	247.6
Other, including overdrafts	1.5	1.6
Loans held for investment	9,344.0	9,828.5
Deferred loan fees and costs	(12.3)	(21.0)
Loans held for investment, net of deferred fees and costs	9,331.7	9,807.5
Allowance for credit losses	(122.3)	(144.3)
Net loans held for investment	$9,209.4	$9,663.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

December 31, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(8.3)	$—	$0.1	$17.3
Owner occupied	18.3	(2.7)	(2.3)	—	13.3
Multi-family	11.0	2.3	—	—	13.3
Total commercial real estate	54.8	(8.7)	(2.3)	0.1	43.9
Construction:
Land acquisition & development	1.3	(0.1)	(1.2)	0.5	0.5
Residential construction	1.6	0.9	(0.1)	—	2.4
Commercial construction	7.3	(1.3)	(0.1)	0.1	6.0
Total construction	10.2	(0.5)	(1.4)	0.6	8.9
Residential real estate:
Residential 1-4 family	11.4	2.0	—	—	13.4
Home equity and HELOC	1.4	(0.4)	(0.1)	0.3	1.2
Total residential real estate	12.8	1.6	(0.1)	0.3	14.6
Agricultural real estate	2.7	(0.1)	(0.7)	—	1.9
Total real estate	80.5	(7.7)	(4.5)	1.0	69.3
Consumer:
Indirect	16.7	(1.4)	(3.5)	2.5	14.3
Direct and advance lines	4.6	1.7	(2.9)	1.2	4.6
Credit card	2.6	0.6	(1.8)	0.8	2.2
Total consumer	23.9	0.9	(8.2)	4.5	21.1
Commercial:
Commercial and floor plans	34.2	(7.3)	(3.0)	3.2	27.1
Commercial purpose secured by 1-4 family	4.7	(0.5)	(0.3)	0.5	4.4
Credit card	0.3	0.1	(0.4)	0.1	0.1
Total commercial	39.2	(7.7)	(3.7)	3.8	31.6
Agricultural:
Agricultural	0.7	(0.2)	(0.2)	—	0.3
Total agricultural	0.7	(0.2)	(0.2)	—	0.3
Total allowance for credit losses	$144.3	$(14.7)	$(16.6)	$9.3	$122.3

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2020	Beginning Balance	Initial Impact of Adopting ASC 326	Provision for (reversal of) Credit Loss	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$8.8	$4.9	$11.7	$—	$0.1	$25.5
Owner occupied	10.0	3.5	5.0	(0.4)	0.2	18.3
Multi-family	0.7	6.9	3.4	—	—	11.0
Total commercial real estate	19.5	15.3	20.1	(0.4)	0.3	54.8
Construction:
Land acquisition & development	1.9	(0.1)	(0.4)	(0.5)	0.4	1.3
Residential construction	1.5	(0.9)	1.0	—	—	1.6
Commercial construction	2.7	1.3	3.3	—	—	7.3
Total construction	6.1	0.3	3.9	(0.5)	0.4	10.2
Residential real estate:
Residential 1-4 family	1.8	10.6	(1.1)	—	0.1	11.4
Home equity and HELOC	1.0	0.5	(0.4)	—	0.3	1.4
Total residential real estate	2.8	11.1	(1.5)	—	0.4	12.8
Agricultural real estate	0.5	1.8	0.4	—	—	2.7
Total real estate	28.9	28.5	22.9	(0.9)	1.1	80.5
Consumer:
Indirect	4.5	8.8	5.4	(4.1)	2.1	16.7
Direct and advance lines	2.9	3.0	1.6	(3.9)	1.0	4.6
Credit card	2.5	0.3	1.8	(2.8)	0.8	2.6
Total consumer	9.9	12.1	8.8	(10.8)	3.9	23.9
Commercial:
Commercial and floor plans	25.5	(5.1)	20.4	(8.0)	1.4	34.2
Commercial purpose secured by 1-4 family	5.9	(3.8)	2.5	(0.1)	0.2	4.7
Credit card	1.2	(1.1)	1.1	(1.0)	0.1	0.3
Total commercial	32.6	(10.0)	24.0	(9.1)	1.7	39.2
Agricultural:
Agricultural	1.6	(0.6)	(0.2)	(0.1)	—	0.7
Total agricultural	1.6	(0.6)	(0.2)	(0.1)	—	0.7
Total allowance for credit losses	$73.0	$30.0	$55.5	$(20.9)	$6.7	$144.3

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
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	As of December 31, 2021				As of December 31, 2020
Collateral Type	Business Assets	Real Property	Other	Total	Business Assets	Real Property	Other	Total
Real estate	$1.2	$7.0	$—	$8.2	$1.3	$6.5	$1.1	$8.9
Commercial	1.8	1.0	—	2.8	6.1	1.3	0.4	7.8
Agricultural	—	0.7	—	0.7	—	0.8	—	0.8
Total collateral-dependent	$3.0	$8.7	$—	$11.7	$7.4	$8.6	$1.5	$17.5
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Interest income recognized by the Company on impaired loans primarily related to loans modified in troubled debt restructurings that remained on accrual status. Interest payments received on non-accrual impaired loans were applied to principal. Interest income was subsequently recognized only to the extent cash payments were received in excess of the principal due. The following tables present information on the Company’s recorded investment of impaired loans as of the date indicated:

	December 31, 2019
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$29.2	$12.9	$10.8	$23.7	$0.7
Construction:
Land acquisition & development	9.2	0.4	2.6	3.0	0.5
Residential	0.1	—	—	—	—
Commercial	1.0	0.5	—	0.5	0.1
Total construction loans	10.3	0.9	2.6	3.5	0.6
Residential	6.9	3.9	1.8	5.7	0.2
Agricultural	8.6	5.2	3.0	8.2	0.2
Total real estate loans	55.0	22.9	18.2	41.1	1.7
Commercial	25.5	12.0	5.3	17.3	1.7
Agricultural	6.9	2.3	4.0	6.3	0.2
Total	$87.4	$37.2	$27.5	$64.7	$3.6
The following table presents the average recorded investment in and income recognized on impaired loans for the periods indicated:

	Year Ended December 31, 2019
	Average Recorded Investment	Income Recognized
Real estate	$41.4	$0.1
Commercial	18.7	0.2
Agricultural	4.6	—
Total	$64.7	$0.3

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

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2021	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$1.1	$1.0	$0.6	$2.7	$3,960.8	$8.0	$3,971.5
Construction:
Land acquisition & development	0.2	—	—	0.2	246.9	0.7	247.8
Residential	4.2	—	—	4.2	257.8	—	262.0
Commercial	—	—	—	—	498.0	—	498.0
Total construction loans	4.4	—	—	4.4	1,002.7	0.7	1,007.8
Residential	3.0	0.8	0.1	3.9	1,531.4	2.9	1,538.2
Agricultural	1.9	0.2	—	2.1	206.9	4.9	213.9
Total real estate loans	10.4	2.0	0.7	13.1	6,701.8	16.5	6,731.4
Consumer:
Indirect consumer	5.1	1.4	0.4	6.9	729.0	1.7	737.6
Other consumer	0.5	0.2	0.1	0.8	128.3	0.1	129.2
Credit card	0.6	0.2	0.5	1.3	63.6	—	64.9
Total consumer loans	6.2	1.8	1.0	9.0	920.9	1.8	931.7
Commercial	4.9	0.7	1.1	6.7	1,463.8	5.0	1,475.5
Agricultural	0.7	—	—	0.7	201.6	1.6	203.9
Other, including overdrafts	—	—	—	—	1.5	—	1.5
Loans held for investment	$22.2	$4.5	$2.8	$29.5	$9,289.6	$24.9	$9,344.0

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2020	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$7.6	$1.2	$4.0	$12.8	$3,720.8	$9.6	$3,743.2
Construction:
Land acquisition & development	2.5	1.1	0.1	3.7	260.6	0.7	265.0
Residential	1.5	0.4	—	1.9	247.9	1.1	250.9
Commercial	12.2	—	—	12.2	511.2	0.1	523.5
Total construction loans	16.2	1.5	0.1	17.8	1,019.7	1.9	1,039.4
Residential	4.7	1.6	0.5	6.8	1,384.9	4.6	1,396.3
Agricultural	2.0	—	—	2.0	212.4	6.2	220.6
Total real estate loans	30.5	4.3	4.6	39.4	6,337.8	22.3	6,399.5
Consumer:
Indirect consumer	6.4	2.0	0.5	8.9	794.3	1.9	805.1
Other consumer	0.8	0.2	0.2	1.2	149.0	0.4	150.6
Credit card	0.6	0.4	0.6	1.6	68.6	—	70.2
Total consumer loans	7.8	2.6	1.3	11.7	1,011.9	2.3	1,025.9
Commercial	6.2	1.8	1.2	9.2	2,132.9	11.8	2,153.9
Agricultural	0.4	0.6	1.4	2.4	242.1	3.1	247.6
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$44.9	$9.3	$8.5	$62.7	$9,726.3	$39.5	$9,828.5
(1) As of December 31, 2021 and December 31, 2020, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans at December 31, 2021 and 2020, respectively and no material accrued interest was reversed at December 31, 2021.

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
The 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided financial institutions with options on the treatment of troubled debt restructurings, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company can elect: (1) to suspend the requirements under GAAP for loan modifications related to the Coronavirus Disease 2019 (“COVID–19”) pandemic that would otherwise be categorized as a troubled debt restructuring; and/or (2) to suspend any determination of a loan modified as being a troubled debt restructuring as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions ended on January 2, 2022.
The Company renegotiated loans in troubled debt restructurings in the amount of $6.2 million as of December 31, 2021, of which $3.9 million were included in non-accrual loans and $2.3 million were on accrual status. As of December 31, 2021, the Company allocated $0.1 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
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
The Company had no material new troubled debt restructurings during the periods ended December 31, 2021 and 2020. The following table presents information of the Company’s troubled debt restructurings that occurred for the period indicated:

December 31, 2019	Number of Notes	Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)	Principal Balance at Restructure
Commercial real estate	4	$0.2	$0.2	$—	$2.9	$3.3
Commercial	1	—	—	—	5.0	$5.0
Agriculture	6	—	—	—	2.1	2.1
Total loans restructured during period	11	$0.2	$0.2	$—	$10.0	$10.4
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and recognizes credit loss through the allowance. Additionally, these loans continue to work through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during December 31, 2021, 2020, and 2019.
The Company had no material troubled debt restructurings during the previous 12 months for which there was a payment default during December 31, 2021, 2020, and 2019. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

The terms of certain other loans were modified during the quarter ended December 31, 2021 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $43.5 million as of December 31, 2021. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, the Company evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Credit Quality Indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt including, among other factors, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed no less than on an annual basis, dependent upon the size of exposure and the financial reporting frequency to which the borrower is contractually obligated. Homogeneous loans, including small business loans are typically managed by payment performance. The Company risk rates its loans internally in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies to internally risk rate loans, which defines three broad categories of criticized assets the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
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
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$507.9	$452.2	$237.9	$150.4	$76.3	$409.0	$15.3	$1,849.0
Special mention	0.2	3.1	2.1	—	—	3.6	—	9.0
Substandard	3.9	15.3	2.3	0.7	1.0	12.4	—	35.6
Total	$512.0	$470.6	$242.3	$151.1	$77.3	$425.0	$15.3	$1,893.6
Commercial real estate owner occupied:
Pass	$452.7	$314.9	$235.0	$151.0	$94.5	$322.5	$14.2	$1,584.8
Special mention	1.3	3.2	1.5	7.4	3.5	13.8	—	30.7
Substandard	3.8	4.3	4.7	5.4	2.7	20.3	—	41.2
Total	$457.8	$322.4	$241.2	$163.8	$100.7	$356.6	$14.2	$1,656.7
Commercial multi-family:
Pass	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Total	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Land, acquisition and development:
Pass	$113.0	$41.5	$34.2	$14.8	$19.8	$20.8	$1.2	$245.3
Special mention	—	0.1	—	—	0.1	0.3	—	0.5
Substandard	0.8	0.2	—	0.6	0.3	0.1	—	2.0
Total	$113.8	$41.8	$34.2	$15.4	$20.2	$21.2	$1.2	$247.8
Residential construction:
Pass	$112.4	$7.0	$13.7	$0.9	$—	$—	$127.2	$261.2
Substandard	—	0.4	—	—	0.4	—	—	0.8
Total	$112.4	$7.4	$13.7	$0.9	$0.4	$—	$127.2	$262.0
Commercial construction:
Pass	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0
Total	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0
Agricultural real estate:
Pass	$58.3	$36.9	$35.1	$22.6	$11.8	$28.1	$4.9	$197.7
Special mention	0.1	1.3	1.2	0.1	0.1	0.9	0.9	4.6
Substandard	4.0	0.4	1.0	0.6	1.3	4.3	—	11.6
Total	$62.4	$38.6	$37.3	$23.3	$13.2	$33.3	$5.8	$213.9
Commercial and floor plans:
Pass	$394.2	$165.7	$94.5	$73.5	$47.1	$91.3	$224.7	$1,091.0
Special mention	0.8	11.4	0.8	0.8	3.0	2.3	7.0	26.1
Substandard	1.3	2.8	1.6	2.6	0.6	4.1	2.6	15.6
Total	$396.3	$179.9	$96.9	$76.9	$50.7	$97.7	$234.3	$1,132.7
Commercial purpose secured by 1-4 family:
Pass	$94.9	$55.0	$27.8	$23.1	$15.3	$32.2	$14.4	$262.7
Special mention	—	0.2	0.2	0.5	0.1	0.6	—	1.6
Substandard	1.3	1.2	0.6	0.6	0.2	1.3	0.1	5.3
Total	$96.2	$56.4	$28.6	$24.2	$15.6	$34.1	$14.5	$269.6
Agricultural:
Pass	$35.1	$16.2	$9.0	$5.4	$2.1	$1.6	$108.9	$178.3
Special mention	0.2	4.1	0.1	0.4	0.6	0.3	7.0	12.7
Substandard	4.9	0.7	0.6	2.5	—	0.1	2.6	11.4
Total	$40.2	$21.0	$9.7	$8.3	$2.7	$2.0	$118.5	$202.4

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

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$360.9	$477.0	$74.7	$27.5	$25.7	$176.5	$—	$1,142.3
Nonperforming	—	0.3	—	—	0.2	0.8	—	1.3
Total	$360.9	$477.3	$74.7	$27.5	$25.9	$177.3	$—	$1,143.6
Consumer home equity and HELOC:
Performing	$11.1	$7.0	$3.7	$4.8	$3.6	$12.0	$350.7	$392.9
Nonperforming	0.3	—	0.3	—	0.6	0.5	—	1.7
Total	$11.4	$7.0	$4.0	$4.8	$4.2	$12.5	$350.7	$394.6
Consumer indirect:
Performing	$272.6	$208.6	$108.3	$64.0	$37.0	$45.0	$—	$735.5
Nonperforming	0.5	0.5	0.4	0.2	0.1	0.4	—	2.1
Total	$273.1	$209.1	$108.7	$64.2	$37.1	$45.4	$—	$737.6
Consumer direct and advance line:
Performing	$42.5	$27.9	$15.0	$13.3	$5.8	$7.6	$16.9	$129.0
Nonperforming	0.1	—	—	0.1	—	—	—	0.2
Total	$42.6	$27.9	$15.0	$13.4	$5.8	$7.6	$16.9	$129.2

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

	As of December 31, 2021				As of December 31, 2020
	Consumer	Commercial	Agricultural	Total	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.4	$73.1	$1.5	$139.0	$69.6	$66.3	$1.5	$137.4
Nonperforming	0.5	0.1	—	0.6	0.6	0.3	—	0.9
Total credit card	$64.9	$73.2	$1.5	$139.6	$70.2	$66.6	$1.5	$138.3
There were no material purchases of portfolio loans and no material sales of loans held for investment during the periods ended December 31, 2021 or 2020.

(6)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2021	2020
Land	$52.0	$52.9
Buildings and improvements	346.8	349.5
Furniture and equipment	97.0	88.9
Total premises and equipment	495.8	491.3
Less accumulated depreciation	(196.2)	(179.0)
Premises and equipment, net	$299.6	$312.3
Depreciation expense was $28.0 million, $25.8 million, and $23.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note —Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(7)    COMPANY-OWNED LIFE INSURANCE
Company-owned life insurance consists of the following:

December 31,	2021	2020
Key executive, principal shareholder	$3.2	$3.1
Key executive split dollar	7.1	7.0
Group life	291.2	286.3
Total	$301.5	$296.4
The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3.2 million and $3.1 million at December 31, 2021 and 2020, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $7.1 million and $7.0 million at December 31, 2021 and 2020, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $291.2 million and $286.3 million at December 31, 2021 and 2020, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement at the election of each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured’s designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured’s designated beneficiary if the insured is employed by the Company at the time of death.
(8)    OTHER REAL ESTATE OWNED
Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2021	2020	2019
Balance at beginning of year	$2.5	$8.5	$14.4
OREO acquired through acquisitions	—	—	2.4
Additions	0.9	3.3	14.1
Capitalized improvements	—	—	0.3
Valuation adjustments	—	(0.1)	(0.9)
Dispositions	(1.4)	(9.2)	(21.8)
Balance at end of year	$2.0	$2.5	$8.5
There were no write-downs during 2021. Write-downs of $0.1 million and $0.9 million during 2020 and 2019, respectively, were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals.
The carrying value of foreclosed residential real estate properties included in other real estate owned was $0.2 million as of December 31, 2021 and zero as of December 31, 2020. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.2 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(9)    DERIVATIVES AND HEDGING ACTIVITIES
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates no material amounts will be reclassified as an increase to interest expense.
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
The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivatives. The Company has determined at the onset of the hedge that the derivative instruments will be highly effective hedges throughout the term of the contracts, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	December 31, 2021		December 31, 2020
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$695.6	$(4.4)	$—	$—

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
The table below presents the fair value of the Company’s derivative financial instruments and classification on the balance sheet for the periods indicated:

	December 31, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap contracts	$700.0		$4.1	$—		$—

Derivatives not designated as hedges:
Interest rate swap contracts	913.9		22.2	799.7		52.0
Interest rate lock commitments	77.3		1.8	101.9		3.3
Derivative assets in the balance sheet	$1,691.2	Other Assets	$28.1	$901.6	Other Assets	$55.3

Derivatives designated as hedges:
Interest rate swap contracts	$87.6		$0.1	$87.6		$0.2

Derivatives not designated as hedges:
Interest rate swap contracts	913.9		18.1	799.7		16.6
Forward loan sales contracts	102.4		—	126.8		1.1
Derivative liabilities in the balance sheet	$1,103.9	Accrued Expenses	$18.2	$1,014.1	Accrued Expenses	$17.9
There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive income during the periods ended December 31, 2021 or 2020.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the periods ended December 31, 2021 or 2020.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

		December 31,
		2021	2020
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$(0.5)	$1.2
The Company recorded fee revenues of $3.1 million and $7.7 million for the periods ended December 31, 2021 and December 31, 2020, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	December 31, 2021
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$26.3	$—	$26.3	$—	$8.0	$18.3
Mortgage related derivatives	1.8	—	1.8	—	—	1.8
Total derivatives	28.1	—	28.1	—	8.0	20.1
Total assets	$28.1	$—	$28.1	$—	$8.0	$20.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$18.2	$—	$18.2	$—	$—	$18.2
Total derivatives	18.2	—	18.2	—	—	18.2
Repurchase agreements	1,051.1	—	1,051.1	—	1,051.1	—
Total liabilities	$1,069.3	$—	$1,069.3	$—	$1,051.1	$18.2

	December 31, 2020
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$52.0	$—	$52.0	$—	$17.2	$34.8
Mortgage related derivatives	3.3	—	3.3	—	—	3.3
Total derivatives	55.3	—	55.3	—	17.2	38.1
Total assets	$55.3	$—	$55.3	$—	$17.2	$38.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$16.8	$—	$16.8	$—	$—	$16.8
Mortgage related derivatives	1.1	—	1.1	—	—	1.1
Total derivatives	17.9	—	17.9	—	—	17.9
Repurchase agreements	1,091.4	—	1,091.4	—	1,091.4	—
Total liabilities	$1,109.3	$—	$1,109.3	$—	$1,091.4	$17.9
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2021, the fair value of derivatives in a net liability position includes accrued interest but excludes any adjustment for nonperformance risk, which was $7.8 million related to these agreements. As of December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted excess collateral of $0.2 million. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $7.8 million.
(10)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2021	2020	2019
Balance at beginning of year	$34.3	$30.6	$27.7
Originations of mortgage servicing rights	3.7	11.7	7.3
Amortization expense	(6.4)	(8.0)	(4.4)
Balance at end of year	31.6	34.3	30.6
Less valuation reserve	(3.4)	(10.3)	(0.4)
Balance at end of year, net of valuation reserve	$28.2	$24.0	$30.2

Principal balance of serviced loans underlying mortgage servicing rights	$3,203.7	$3,585.5	$3,710.1
Mortgage servicing rights as a percentage of serviced loans	0.88%	0.67%	0.81%
At December 31, 2021, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $28.2 million and 5.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.6% to 10.4% and monthly prepayment speeds ranging from 0.7% to 2.0% depending upon the risk characteristics of the underlying loans. At December 31, 2020, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $24.0 million and 3.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.3% to 10.0% and monthly prepayment speeds ranging from 1.2% to 2.5% depending upon the risk characteristics of the underlying loans. There were $6.9 million of impairments reversed in 2021, compared to a valuation impairment charge of $9.9 million and $0.4 million in 2020 and 2019, respectively. No permanent impairment was recorded in 2021, 2020, or 2019.
(11)    DEPOSITS
Deposits are summarized as follows:

December 31,	2021	2020
Non-interest bearing demand	$5,568.3	$4,633.5
Interest bearing:
Demand	4,753.2	4,118.9
Savings	4,981.6	4,405.9
Time, $250 and over	186.7	193.0
Time, other	779.8	865.7
Total interest bearing	10,701.3	9,583.5
Total deposits	$16,269.6	$14,217.0
Other time deposits include time deposits under $250,000, brokered deposits, and deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $104.5 million and $97.3 million as of December 31, 2021 and 2020, respectively. The Company had no brokered deposits as of December 31, 2021 and 2020, respectively
As of December 31, 2021 and 2020, the Company had time deposits of $186.7 million and $193.0 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Maturities of time deposits at December 31, 2021 are as follows:

	Time, $250 and Over	Total Time
Due within 3 months or less	$38.8	$272.7
Due after 3 months and within 6 months	47.2	209.7
Due after 6 months and within 12 months	70.6	293.7
Due within 2023	18.1	100.6
Due within 2024	4.5	43.7
Due within 2025	4.4	28.7
Due within 2026 and thereafter	3.1	17.4
Total	$186.7	$966.5
Interest expense on time deposits of $250,000 and over was $0.9 million, $2.7 million, and $4.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(12)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2021	2020
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$98.7	$98.6
Subsidiaries:
8.00% finance lease obligation with term ending October 25, 2029	1.0	1.1
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	5.0	5.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until December 31, 2025 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
Total long-term debt	$112.4	$112.4

Maturities of long-term debt at December 31, 2021 were as follows:
2022	$5.2
2023	0.1
2024	0.1
2025	0.1
2026	0.1
Thereafter	106.8
Total	$112.4
The Company has available lines of credit with the FHLB of approximately $2,065.6 million, subject to collateral availability. As of December 31, 2021 and 2020, there were no long or short-term advances outstanding with the FHLB.
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
Unamortized debt issuance costs of $1.3 million, as of December 31, 2021, are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
Additionally, the Company borrowed or assumed through acquisitions $12.7 million as of December 31, 2021 and 2020, related to New Market Tax Credits. The long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from July 29, 2022 through December 31, 2041, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
As of December 31, 2021 and 2020, the Company had no material other borrowed funds.
The Company has federal funds lines of credit with third parties amounting to $205.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has a line of credit with the Federal Reserve Bank for borrowings up to $436.7 million secured by a blanket pledge of indirect consumer loans, and has an unused $50.0 million revolving line of credit with U.S. Bank National Association.
(13)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors seven wholly-owned business trusts, Trust I, Trust II, Trust III, Trust IV, Trust V, Trust VI, and Trust VII (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $84.2 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $2.8 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
A summary of Subordinated Debenture issuances follows:

		Principal Amount Outstanding as of December 31,
Issuance	Maturity Date	2021	2020
October 2007	January 1, 2038	$10.3	$10.3
November 2007	December 15, 2037	15.5	15.5
December 2007	December 15, 2037	20.6	20.6
December 2007	April 1, 2038	15.5	15.5
January 2008	April 1, 2038	10.3	10.3
January 2008	April 1, 2038	10.3	10.3
June 2005	June 30, 2035	4.5	4.5
Total subordinated debentures held by subsidiary trusts		$87.0	$87.0
In October 2007, the Company issued $10.3 million of Subordinated Debentures to Trust II. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum. As of December 31, 2021, the interest rate on the Subordinated Debentures was 2.38%.
In November 2007, the Company issued $15.5 million of Subordinated Debentures to Trust I. The Subordinated Debentures bore interest at a fixed rate of 7.50% for five years after issuance until December 16, 2012, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2021, the interest rate on the Subordinated Debentures was 2.95%.
In December 2007, the Company issued $20.6 million of Subordinated Debentures to Trust III. The Subordinated Debentures bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to LIBOR plus 2.40% per annum. As of December 31, 2021, the interest rate on the Subordinated Debentures was 2.60%.
In December 2007, the Company issued $15.5 million of Subordinated Debentures to Trust IV. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.70% per annum. As of December 31, 2021 the interest rate on the Subordinated Debentures was 2.83%.
In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust V. The Subordinated Debentures bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to LIBOR plus 2.75% per annum. As of December 31, 2021 the interest rate on the Subordinated Debentures was 2.88%.
In January 2008, the Company issued $10.3 million of Subordinated Debentures to Trust VI. The Subordinated Debentures bear a cumulative floating interest rate equal to LIBOR plus 2.75% per annum. As of December 31, 2021, the interest rate on the Subordinated Debentures was 2.88%.
In conjunction with the acquisition of Northwest in August 2018, the Company acquired Northwest Bancorporation Capital Trust I (“Trust VII”). The Northwest Trust was formed for the exclusive purpose of issuing an aggregate of $5.0 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Northwest Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $0.2 million of common equity securities to Northwest. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Northwest Subordinated Debentures”) issued by Northwest. The Subordinated Debentures bore interest at a fixed rate of 5.95% for five years after issuance until June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 1.70% per annum. As of December 31, 2021 the interest rate on the Subordinated Debentures was 1.92%.

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
As of December 31, 2021, the Trust Preferred Securities qualified as tier 1 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines. In conjunction with the merger of Great Western, effective February 1, 2022, our trust preferred securities will qualify as tier 2 capital. Proceeds from the issuance of the Trust Preferred Securities were used to fund acquisitions.
(14)    CAPITAL STOCK AND DIVIDEND RESTRICTIONS
As of December 31, 2021, the Company’s authorized common stock consists of 200,000,000 shares, of which, 100,000,000 shares are designated as Class A common stock and 100,000,000 are designated as Class B common stock. The Class A common stock has one vote per share. The Class B common stock has five votes per share and is convertible to Class A common stock on a share-for-share basis at any time.
The Company had 41,699,409 shares of Class A common stock and 20,501,047 shares of Class B common stock outstanding as of December 31, 2021. The Company had 40,335,113 shares of Class A common stock and 21,760,686 shares of Class B common stock outstanding as of December 31, 2020.
During 2021, the Company issued 19,081 shares of its Class A common stock with an aggregate value of $0.9 million to directors for their service on the Company’s board of directors during 2021. During 2020, the Company issued 19,491 shares of its Class A common stock with an aggregate value of $0.6 million to directors for their service on the Company’s board of directors during 2020. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program permitting the Company to repurchase up to 2.5 million of its outstanding shares of Class A common stock. On March 23, 2020, the Company’s board of directors suspended stock repurchases in response to the COVID-19 pandemic. Effective August 24, 2020, the Company’s board of directors lifted the temporary suspension of the Company’s stock repurchase program. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares bringing the total number of shares authorized under the program to 5.5 million shares. During 2021, the Company repurchased and retired 72,700 shares of Class A common stock under the stock repurchase program.
All other stock repurchases during 2021 and 2020 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
On November 4, 2021, the Company filed a registration statement on Form S-4, as amended on December 14, 2021 with registration statement on Form S-4/A, to register 47,158,390 shares of Class A common stock to be issued as consideration for our acquisition of Great Western.

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
The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2021	2020	2019
Net income, basic and diluted	$192.1	$161.2	$181.0
Weighted average common shares outstanding for basic earnings per share computation	61,650,312	63,611,891	63,645,029
Dilutive effects of stock-based compensation	91,516	117,579	239,839
Weighted average common shares outstanding for diluted earnings per common share computation	61,741,828	63,729,470	63,884,868

Basic earnings per common share	$3.12	$2.53	$2.84
Diluted earnings per common share	3.11	2.53	2.83
The Company had 83,952, 3,094, and 150 unvested time restricted stock outstanding as of December 31, 2021, 2020, and 2019 respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 333,767, 291,540, and 138,298 shares of unvested restricted stock as of December 31, 2021, 2020, and 2019, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2021, the Company exceeded all capital adequacy requirements to which it is subject.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2021, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2021 and 2020, the Bank met these requirements.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2021 and 2020 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,659.3	14.11	$940.9	8.00%	$1,235.0	10.50%	$1,176.2	10.00%
FIB	1,472.5	12.56	938.0	8.00	1,231.1	10.50	1,172.5	10.00
Tier 1 risk-based capital:
Consolidated	1,469.0	12.49	705.7	6.00	999.7	8.50	940.9	8.00
FIB	1,382.2	11.79	703.5	6.00	996.6	8.50	938.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,384.8	11.77	529.3	4.50	823.3	7.00	764.5	6.50
FIB	1,382.2	11.79	527.6	4.50	820.8	7.00	762.1	6.50
Leverage capital ratio:
Consolidated	1,469.0	7.68	765.5	4.00	765.5	4.00	956.9	5.00
FIB	1,382.2	7.24	764.1	4.00	764.1	4.00	955.1	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,575.7	14.19%	$888.3	8.00%	$1,165.8	10.50%	$1,110.3	10.00%
FIB	1,426.8	12.89	885.6	8.00	1,162.3	10.50	1,107.0	10.00
Tier 1 risk-based capital:
Consolidated	1,369.0	12.33	666.2	6.00	943.8	8.50	888.3	8.00
FIB	1,320.1	11.93	664.2	6.00	940.9	8.50	885.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,284.9	11.57	499.6	4.50	777.2	7.00	721.7	6.50
FIB	1,320.1	11.93	498.1	4.50	774.9	7.00	719.5	6.50
Leverage capital ratio:
Consolidated	1,369.0	8.16	671.0	4.00	671.0	4.00	838.7	5.00
FIB	1,320.1	7.88	669.7	4.00	669.7	4.00	837.2	5.00
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of CECL, or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allowed banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period under the capital transition rule issued in February 2019. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allowed an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extended the transition period whereby an institution could defer the impact from ASC 326 on the current period, determined based on the difference between the ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted the transition relief over the permissible five-year period.
(17)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $2.5 million as of December 31, 2021.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $4.3 million, $5.1 million, and $4.8 million, in 2021, 2020, and 2019, respectively.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2021, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2022	$4.8	$1.3	$6.1
2023	4.5	1.1	5.6
2024	4.0	1.1	5.1
2025	3.7	1.2	4.9
2026	3.5	0.7	4.2
Thereafter	11.4	—	11.4
Total	$31.9	$5.4	$37.3
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.4 million and $0.6 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2021 and 2020, respectively.
The Company did not repurchase any significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2021, 2020 and 2019. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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
(18)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company’s policy for obtaining collateral, and determining the nature of such collateral, is essentially the same as in the Company’s policies for making commitments to extend credit. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	December 31, 2021	December 31, 2020
Beginning balance	$3.7	$—
Initial impact of adopting ASC 326	—	2.3
Provision for credit loss expense	0.1	1.4
Ending balance of allowance for off-balance sheet credit losses	$3.8	$3.7

	December 31, 2021	December 31, 2020
Unused credit card lines	$681.6	$682.8
Commitments to extend credit	2,539.8	2,280.0
Standby letter of credit	57.5	59.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(19)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2021	2020	2019
Current:
Federal	$39.4	$42.4	$40.5
State	11.3	12.3	8.2
Total current	50.7	54.7	48.7
Deferred:
Federal	3.7	(5.7)	3.7
State	1.3	(0.9)	1.7
Total deferred	5.0	(6.6)	5.4
Total income tax expense	$55.7	$48.1	$54.1
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year ended December 31,	2021	2020	2019
Tax expense at the statutory tax rate	$52.0	$44.0	$49.4
Increase (decrease) in tax resulting from:
Tax-exempt income	(2.8)	(2.1)	(2.8)
State income tax, net of federal income tax benefit	9.9	9.0	9.9
Benefit of stock-based compensation plans	(0.5)	(0.4)	(1.2)
Nondeductible transaction costs	0.8	—	0.2
Federal tax credits	(4.3)	(2.3)	(2.0)
Other, net	0.6	(0.1)	0.6
Tax expense at effective tax rate	$55.7	$48.1	$54.1
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2021	2020
Deferred tax assets:
Loans, principally due to allowance for credit losses	$30.7	$36.5
Loan discount	1.6	4.0
Investment securities, unrealized losses	4.6	—
Deferred compensation	19.3	19.5
Non-performing loan interest	1.0	1.2
Net operating loss carryforwards (1)	1.7	2.0
Lease liabilities	8.7	9.5
Other	3.5	3.2
Deferred tax assets	71.1	75.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31,	2021	2020
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(7.7)	(10.9)
Deferred loan costs	(1.9)	(4.4)
Investment securities, unrealized gains	—	(19.2)
Derivatives, unrealized gains	(1.0)	—
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(0.9)	(0.9)
Right of use assets	(8.3)	(9.2)
Prepaid amounts	(0.7)	(0.5)
Government agency stock dividends	(1.2)	(1.2)
Goodwill and core deposit intangibles	(51.2)	(50.3)
Mortgage servicing rights	(6.8)	(5.6)
Other	(0.7)	(0.9)
Deferred tax liabilities	(80.4)	(103.1)
Net deferred tax assets (liabilities)	$(9.3)	$(27.2)
(1) As of December 31, 2021, we had remaining federal net operating loss carryforwards of $3.1 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2030 and ending in 2036 and the state net operating losses will expire beginning in 2023 and ending in 2034. The use of these carryforwards is subject to annual limitations.
The Company had current net income tax receivables of $16.1 million and $8.1 million at December 31, 2021 and 2020, respectively.
(20)    STOCK-BASED COMPENSATION
The Company has equity awards outstanding under two stock-based compensation plans; the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2006 Equity Compensation Plan, as amended and restated (the “2006 Plan”). These plans were primarily established to enhance the Company’s ability to attract, retain, and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation Committee of the Board of Directors (“Compensation Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plans.
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
The 2006 Plan, approved by the Company’s shareholders in May 2006 and May 2014, was established to consolidate into one plan the benefits available under all other than existing share-based award plans. The 2006 Plan continues with respect to awards made prior to June 2015. All shares of common stock available for future grant under the 2006 Plan were transferred into the 2015 Plan. At December 31, 2021, there were 880,798 common shares available for future grant under the 2015 Plan.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
No stock option awards were granted in 2021 or 2020. All outstanding stock option awards were fully vested as of December 31, 2016. As such, there was no compensation expense or related income tax benefits recognized related to stock option awards in 2021 or 2020. Compensation expense related to stock option awards and the related income tax benefits for the year ended December 31, 2016 were not considered material.
The following table summarizes Class A and Class B stock option activity under the Company’s active stock option plans:

Year Ended December 31, 2021	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	79,318	$14.49
Granted	—	—
Exercised	(52,466)	14.29
Forfeited	(3,600)	14.30
Expired	—	—
Outstanding options, end of year	23,252	$14.37	0.13
Outstanding options exercisable, end of year	23,252	$14.37	0.13
The total intrinsic value of fully-vested stock options outstanding as of December 31, 2021 was $0.6 million. The total intrinsic value of options exercised was $1.5 million, $3.1 million, and $4.9 million during the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.2 million, $0.5 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company received cash of $0.5 million, $1.1 million, and $1.0 million from stock option exercises during the years ended December 31, 2021, 2020, and 2019, respectively. The Company redeemed common stock with aggregate values of $0.3 million, $1.0 million, and $2.0 million tendered in payment for stock option exercises during the years ended December 31, 2021, 2020, and 2019, respectively.
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
All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $8.9 million, $7.5 million and $8.0 million was included in employee benefits on the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, respectively. Related income tax benefit of $0.3 million was recognized for the year ended December 31, 2021 and related income tax expense of $0.1 million and a benefit of $0.4 million was recognized for the years ended December 31, 2020 and 2019, respectively.
The following table presents information regarding the Company’s restricted stock:

As of December 31, 2021	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	524,829	$33.65
Granted	241,306	48.47
Vested	(172,079)	38.88
Forfeited	(73,044)	38.40
Canceled	—	—
Restricted stock, end of year	521,012	$39.73

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
During 2021, the Company issued 241,306 restricted common shares. The 2021 restricted share awards included 14,355 additional shares related to the 2018 performance restricted stock grants and 131,320 performance restricted shares, of which 65,660 vest in varying percentages upon achievement of defined return on equity performance goals, and 65,660 vest in varying percentages upon achievement of defined total return to shareholder goals. Vesting of the 2021 performance restricted shares is also contingent on employment as of March 15, 2024. Additionally, 95,631 time-restricted shares were issued during 2021 that vest one-third on each annual anniversary of the grant date through March 15, 2024, contingent on continued employment through the vesting date.
As of December 31, 2021, there was $10.5 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.20 years.
(21)    EMPLOYEE BENEFIT PLANS
Profit Sharing Plan. The Company had a noncontributory profit sharing plan which was terminated on January 1, 2020. All employees, other than temporary employees, working 20 hours or more per week were eligible to participate in the profit sharing plan. The Company’s Board of Directors authorized all contributions to the profit sharing plan. Participants became 100% vested upon the completion of two years of vesting service. Accrued contribution expense for this plan of $2.1 million in 2019, is included in employee benefits expense in the Company’s consolidated statements of income.
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% of the participating employee’s eligible compensation in 2021 and 2020, respectively and 5% of the participating employee’s eligible compensation in 2019. Contribution expense for this plan of $8.8 million, $8.9 million, and $7.0 million in 2021, 2020, and 2019, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
(22)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2021	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(113.7)	$(28.7)	$(85.0)
Reclassification adjustment for net gains included in net income	(1.1)	(0.3)	(0.8)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	20.2	5.1	15.1
Change in net unrealized loss on derivatives	4.2	1.1	3.1
Total other comprehensive loss	$(90.4)	$(22.8)	$(67.6)

Year Ended December 31, 2020	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gains during period	$61.8	$15.8	$46.0
Reclassification adjustment for net gains included in net income	(0.3)	(0.1)	(0.2)
Change in net unrealized loss on derivatives	0.2	—	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.5)	(0.1)	(0.4)
Total other comprehensive income	$61.2	$15.6	$45.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Year Ended December 31, 2019	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gains during period	$54.9	$14.1	$40.8
Reclassification adjustment for net gains included in net income	(0.1)	—	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(6.0)	(1.6)	(4.4)
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.8)	(0.1)	(0.7)
Total other comprehensive income	$48.0	$12.4	$35.6

The components of accumulated other comprehensive income, net of income taxes, are as follows:

Years ended December 31,	2021	2020
Net unrealized (loss) gain on investment securities available-for-sale	$(29.0)	$56.8
Net unrealized gain on investment securities transferred to held-to-maturity	15.0	—
Net unrealized gain (loss) on derivatives	3.0	(0.2)
Net accumulated other comprehensive (loss) income	$(11.0)	$56.6

(23)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2021	2020
Condensed balance sheets:
Cash and cash equivalents	$181.1	$123.2
Investment in bank subsidiary	1,948.9	1,986.6
Advances to subsidiaries, net	5.9	41.0
Other assets	63.2	61.3
Total assets	$2,199.1	$2,212.1

Other liabilities	$26.8	$66.7
Long-term debt	98.7	98.6
Subordinated debentures held by subsidiary trusts	87.0	87.0
Total liabilities	212.5	252.3
Stockholders’ equity	1,986.6	1,959.8
Total liabilities and stockholders’ equity	$2,199.1	$2,212.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2021	2020	2019
Condensed statements of income:
Dividends from subsidiaries	$160.0	$130.0	$178.0
Other interest income	—	0.1	0.3
Other income, primarily management fees from subsidiaries	41.3	28.7	25.9
Total income	201.3	158.8	204.2
Salaries and benefits	36.4	31.5	34.2
Interest expense	8.2	6.6	4.7
Acquisition related expenses	11.6	—	17.0
Other operating expenses, net	17.6	15.6	14.8
Total expenses	73.8	53.7	70.7
Earnings before income tax benefit	127.5	105.1	133.5
Income tax benefit	(7.6)	(6.1)	(11.9)
Income before undistributed earnings of subsidiaries	135.1	111.2	145.4
Undistributed earnings of subsidiaries	57.0	50.0	35.6
Net income	$192.1	$161.2	$181.0

Years Ended December 31,	2021	2020	2019
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$192.1	$161.2	$181.0
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(57.0)	(50.0)	(35.6)
Stock-based compensation expense	8.9	7.5	8.0
Other, net	(3.2)	(13.6)	8.1
Net cash provided by operating activities	140.8	105.1	161.5
Cash flows from financing activities:
Net (decrease) increase in advances from subsidiaries	23.7	16.7	(6.6)
Proceeds from issuance of long-term debt	—	98.6	—
Proceeds from issuance of common stock, net of stock issuance costs	0.4	1.1	1.0
Purchase and retirement of common stock	(5.4)	(116.8)	(2.5)
Dividends paid to common stockholders	(101.6)	(128.6)	(79.2)
Net cash used in financing activities	(82.9)	(129.0)	(87.3)
Net change in cash and cash equivalents	57.9	(23.9)	74.2
Cash and cash equivalents, beginning of year	123.2	147.1	72.9
Cash and cash equivalents, end of year	$181.1	$123.2	$147.1
There was $176.1 million of noncash financing activities for the issuance of common stock related to the CMYF and IIBK acquisitions in 2019.
(24)    FAIR VALUE MEASUREMENTS
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The three levels of inputs that may be used to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2021 and 2020.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2021 and 2020. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury Notes	$684.7	$684.7	$—	$—
State, county, and municipal securities	427.5	—	427.5	—
Obligations of U.S. government agencies	346.9	—	346.9	—
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,018.1	—	2,018.1	—
Private mortgage-backed securities	173.4	—	173.4	—
Collateralized loan obligations	899.4	—	899.4	—
Corporate Securities	270.5	—	270.5	—
Loans held for sale	30.1	—	30.1	—
Derivative assets:
Interest rate swap contracts	26.3	—	26.3	—
Interest rate lock commitments	1.8	—	1.8	—
Derivative liabilities:
Interest rate swap contracts	18.2	—	18.2	—
Deferred compensation plan assets	21.4	—	21.4	—
Deferred compensation plan liabilities	21.4	—	21.4	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
State, county, and municipal securities	$465.9	$—	$465.9	$—
Obligations of U.S. government agencies	331.9	—	331.9	—
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,897.6	—	2,897.6	—
Private mortgage-backed securities	10.9	—	10.9	—
Corporate securities	302.2	—	302.2	—
Other investments	0.2	—	0.2	—
Loans held for sale	74.0	—	74.0	—
Derivative assets:
Interest rate swap contracts	52.0	—	52.0	—
Interest rate lock commitments	3.3	—	3.3	—
Derivative liabilities:
Interest rate swap contracts	16.8	—	16.8	—
Forward loan sales contracts	1.1	—	1.1	—
Deferred compensation plan assets	19.1	—	19.1	—
Deferred compensation plan liabilities	19.1	—	19.1	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Collateral-dependent loans	$11.7	$—	$—	$11.7	$—
Other real estate owned	2.0	—	—	2.0	—
Long-lived assets to be disposed of by sale	1.3	—	—	1.3	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Collateral-dependent loans	$14.7	$—	$—	$14.7	$(2.8)
Other real estate owned	2.5	—	—	2.5	—
Long-lived assets to be disposed of by sale	5.3	—	—	5.3	(0.2)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2021, the Company had collateral-dependent loans with a carrying and fair value of $11.7 million. As of December 31, 2020, certain collateral-dependent loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations of $2.8 million resulting in a reported fair value of $14.7 million.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.3 million, with no write-downs charged to other expense. As of December 31, 2020, the Company had long-lived assets to be disposed of by sale with carrying values of $5.5 million, reduced by write-downs of $0.2 million, resulting in a fair value of $5.3 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$11.7	Appraisal	Appraisal adjustment	1.4%	-	18%	(7%)

As of December 31, 2020
Collateral-dependent loans	$14.7	Appraisal	Appraisal adjustment	0%	-	18%	(9%)
Long-lived assets to be disposed of by sale	5.3	Appraisal	Appraisal adjustment	0%	-	37%	(4%)
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$2,344.8	$2,344.8	$2,344.8	$—	$—
Investment debt securities available-for-sale	4,820.5	4,820.5	684.7	4,135.8	—
Investment debt securities held-to-maturity	1,687.6	1,667.5	—	1,667.5	—
Accrued interest receivable	47.4	47.4	—	47.4	—
Mortgage servicing rights, net	28.2	28.2	—	28.2	—
Loans held for sale	30.1	30.1	—	30.1	—
Net loans held for investment	9,209.4	9,254.3	—	9,242.6	11.7
Derivative assets	28.1	28.1	—	28.1	—
Deferred compensation plan assets	21.4	21.4	—	21.4	—
Total financial assets	$18,217.5	$18,242.3	$3,029.5	$15,201.1	$11.7

Financial liabilities:
Total deposits, excluding time deposits	$15,303.1	$15,303.1	$15,303.1	$—	$—
Time deposits	966.5	963.1	—	963.1	—
Securities sold under repurchase agreements	1,051.1	1,051.1	—	1,051.1	—
Accrued interest payable	3.7	3.7	—	3.7	—
Long-term debt	112.4	120.7	—	120.7	—
Subordinated debentures held by subsidiary trusts	87.0	85.5	—	85.5	—
Derivative liabilities	18.2	18.2	—	18.2	—
Deferred compensation plan liabilities	21.4	21.4	—	21.4	—
Total financial liabilities	$17,563.4	$17,566.8	$15,303.1	$2,263.7	$—

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
(25)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors, and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $19.5 million and $22.4 million at December 31, 2021 and 2020, respectively. During 2021, new loans and advances on existing loans of $10.4 million were funded and loan repayments totaled $13.2 million. No loans were removed or added due to changes in related parties during the year. All deposit and loan transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.
Prior to 2020, the Company leased an aircraft from an entity wholly-owned by a member of the Scott family control group. Under the terms of the lease, the Company paid a fee for each flight hour plus certain third-party operating expenses related to the aircraft. During 2019, the Company paid total fees and operating expenses of $22 thousand for its use of the aircraft. In addition, we lease a portion of our hanger and provide pilot services to the Scott family control group’s related entity. During 2021, 2020, and 2019, the Company received payments from the related entity of $61 thousand, $54 thousand, and $30 thousand, respectively, for hangar use, pilot fees, and reimbursement of certain third-party operating expenses related to the use of the aircraft.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company purchases services from an entity which includes certain members of the Company’s control group. Services provided for the Company’s benefit include shareholder communication and corporate governance coordination. During 2021, 2020, and 2019, the Company paid $87 thousand, $85 thousand, and $85 thousand, respectively, for these services. In addition, the Company provides human resource services to members of the Company’s control group. During 2021, 2020, and 2019, the Company received payments from these related parties of $0.7 million, $0.7 million, and $0.5 million, respectively, for the reimbursement of human resource services provided.
(26)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
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
ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” In October 2021, the FASB issued ASU 2021-08, Business Combinations Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
(27)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 26, 2022, the Company declared a quarterly dividend to common shareholders of $0.41 per share, which was paid on February 21, 2022 to shareholders of record as of February 10, 2022.
On February 1, 2022, the Company completed its previously announced merger with Great Western, the parent company of GWB, pursuant to Agreement and Plan of Merger, dated September 15, 2021 (the “Merger Agreement”), by and between the Company and Great Western. Pursuant to the Merger Agreement, Great Western merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Immediately following the Merger, Great Western’s wholly owned banking subsidiary, GWB, merged with and into the Company’s wholly owned banking subsidiary, FIB (the “Bank Merger”), with FIB continuing as the surviving bank in the Bank Merger. The total aggregate consideration paid in the Merger to the Great Western stockholders was approximately 46.9 million shares of the Company’s Class A Common Stock, representing approximately $1.7 billion in value in the aggregate based on the opening price per share of the Company’s Class A common stock on the February 1, 2022 closing date of the Merger.
In conjunction with the Merger, the Company paid $8.2 million of acquisition-related legal and advisory services incurred by the Scott family and a contribution of $21.5 million was made by the Company to the First Interstate Foundation.
This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is also unable to provide the supplemental pro forma revenue and earnings for the combined entity. The Company expects to file all required financial statements of Great Western and related pro forma financial information through an amendment to its Form 8-K filed with the SEC on February 1, 2022 no later than 71 days following the date that such Form 8-K was required to be filed with the SEC.
No other events requiring recognition or disclosure were identified.

(a)(2) Financial statement schedules.
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the financial statements filed herewith or in notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company and Great Western Bancorp, Inc. dated September 15, 2021 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

3.1	Third Amended and Restated Articles of Incorporation of the Company dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2019)

3.2	First Amendment to the Third Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on January 20, 2022)

3.3	Second Amendment to the Third Amended and Restated Articles of Incorporation of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

3.4	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2020)

3.5	First Amendment to the Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

4.1*	Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended

4.2	Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	First Supplemental Indenture, dated May 15, 2020, between First Interstate BancSystem, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.4	Stockholders’ Agreement, dated September 15, 2021, between the Company and the individuals and entities listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1	Lease Agreement, dated September 20, 1985, as amended and with addenda, between Billings 401 LLC and First Interstate Bank Montana, including addendum thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2017)

10.2†	Deferred Compensation Plan of the Company dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, File No. 333-164380, filed on March 23, 2010)

10.3†	First Amendment to the Deferred Compensation Plan of the Company dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	Amendment to the Deferred Compensation Plan of the Company effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 7, 2021)

10.5†	Amendment 2021-1 to the Deferred Compensation Plan of the Company effective as of July 1, 2021 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on November 4, 2021)

10.6†	2006 Equity Compensation Plan of the Company, amended and restated as of November 21, 2013 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-193543, filed on January 24, 2014)

10.7†	2015 Equity and Incentive Plan of the Company, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.10†	Letter Agreement, dated September 15, 2021, between the Company and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.11*†	Company Director Compensation Summary

10.12†	Executive Employment Agreement, dated August 19, 2021, between the Company and Kevin P. Riley (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.13*†	Executive Employment Agreement, dated December 14, 2021, between the Company and Marcy D. Mutch

10.14*†	Executive Employment Agreement, dated December 14, 2021, between the Company and Kirk D. Jensen

10.15*†	Executive Employment Agreement, dated December 14, 2021, between the Company and Jodi Delahunt Hubbell

10.16*†	Executive Employment Agreement, dated December 14, 2021, between the Company and Philip G. Gaglia

10.17*†	Executive Employment Agreement, dated February 1, 2022, between the Company and Scott E. Erkonen

10.18*†	Executive Employment Agreement, dated February 1, 2022, between the Company and Karlyn M. Knieriem

10.19*†	Executive Employment Agreement, dated December 14, 2021, between the Company and Russell A. Lee

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the fiscal year ended December 31, 2010)

21.1*	Subsidiaries of the Company

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

    † Denotes Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith
(b)The exhibits filed or incorporated herein are as set forth in Item 15(a)3 above.
(c)Financial Statements Schedules
See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 25, 2022
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. JAHNKE	February 25, 2022
David L. Jahnke, Chair of the Board	Date

/s/ ALICE S. CHO	February 25, 2022
Alice S. Cho, Director	Date

/s/ DENNIS L. JOHNSON	February 25, 2022
Dennis L. Johnson, Director	Date

/s/ JAMES R. SCOTT	February 25, 2022
James R. Scott, Director	Date

/s/ JONATHAN R. SCOTT	February 25, 2022
Jonathan R. Scott, Director	Date

/s/ JOHN M. HEYNEMAN, JR.	February 25, 2022
John M. Heyneman, Jr., Director	Date

/s/ JOYCE A. PHILLIPS	February 25, 2022
Joyce Phillips, Director	Date

/s/ PATRICIA L. MOSS	February 25, 2022
Patricia L. Moss, Director	Date

/s/ ROSS E. LECKIE	February 25, 2022
Ross E. Leckie, Director	Date

/s/ STEPHEN B. BOWMAN	February 25, 2022
Stephen B. Bowman, Director	Date

/s/ JAMES P. BRANNEN	February 25, 2022
James P. Brannen, Director	Date

/s/ FRANCES P. GRIEB	February 25, 2022
Frances P. Grieb, Director	Date

/s/ THOMAS E. HENNING	February 25, 2022
Thomas E. Henning, Director	Date

February 25, 2022
Stephen M. Lacy, Director	Date

/s/ DANIEL A. RYKHUS	February 25, 2022
Daniel A. Rykhus, Director	Date

/s/ KEVIN P. RILEY	February 25, 2022
Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

/s/ MARCY D. MUTCH	February 25, 2022
Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date