Form 10-Q
period 2022-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2022-05-09
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
OR
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
Registrant’s telephone number, including area code: (406) 255-5311
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2022 – Class A common stock	109,493,618

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$387.6	$168.6
Interest bearing deposits in banks	3,423.6	2,176.1
Federal funds sold	0.1	0.1
Total cash and cash equivalents	3,811.3	2,344.8
Securities purchased under agreement to resell	102.0	—
Investment securities:
Available-for-sale, at estimated fair value	6,283.8	4,820.5
Held-to-maturity, net of allowance for credit losses of $1.6 and $0 at March 31, 2022 and December 31, 2021 (estimated fair values of $3,029.1 and $1,667.5 at March 31, 2022 and December 31, 2021)	3,218.7	1,687.6
Total investment securities	9,502.5	6,508.1
Loans held for sale	178.1	30.1
Loans held for investment, net of deferred fees and costs	16,945.0	9,331.7
Allowance for credit losses	247.2	122.3
Net loans held for investment	16,697.8	9,209.4
Goodwill	1,137.6	621.6
Company-owned life insurance	490.1	301.5
Premises and equipment, net of accumulated depreciation	444.4	299.6
Other intangibles, net of accumulated amortization	109.6	41.3
Accrued interest receivable	81.1	47.4
Mortgage servicing rights, net of accumulated amortization and impairment reserve	32.7	28.2
Other real estate owned	17.5	2.0
Deferred tax asset, net	137.4	—
Other assets	420.1	237.9
Total assets	$33,162.2	$19,671.9
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$8,240.6	$5,568.3
Interest bearing	19,847.7	10,701.3
Total deposits	28,088.3	16,269.6
Securities sold under repurchase agreements	1,071.0	1,051.1
Accounts payable and accrued expenses	266.1	148.4
Accrued interest payable	6.0	3.7
Deferred tax liability, net	—	9.3
Long-term debt	120.4	112.4
Allowance for credit losses on off-balance sheet credit exposures	6.2	3.8
Subordinated debentures held by subsidiary trusts	163.1	87.0
Total liabilities	29,721.1	17,685.3
Stockholders’ equity:
Preferred stock, no par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 109,503,010 shares and 62,200,456 shares issued and outstanding, respectively	2,668.6	945.0
Retained earnings	974.5	1,052.6
Accumulated other comprehensive loss, net	(202.0)	(11.0)
Total stockholders’ equity	3,441.1	1,986.6
Total liabilities and stockholders’ equity	$33,162.2	$19,671.9
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$151.7	$107.8
Interest and dividends on investment securities:
Taxable	29.3	15.8
Exempt from federal taxes	1.3	1.4
Interest on deposits in banks	1.7	0.3
Total interest income	184.0	125.3
Interest expense:
Interest on deposits	3.0	2.3
Interest on securities sold under repurchase agreements	0.3	0.1
Interest on long-term debt	1.7	1.5
Interest on subordinated debentures held by subsidiary trusts	1.0	0.7
Total interest expense	6.0	4.6
Net interest income	178.0	120.7
Provision for (reversal of) credit losses	61.3	(5.1)
Net interest income after provision for (reversal of) credit losses	116.7	125.8
Non-interest income:
Payment services revenues	14.8	10.2
Mortgage banking revenues	8.4	11.6
Wealth management revenues	8.1	6.3
Service charges on deposit accounts	7.7	3.8
Other service charges, commissions, and fees	4.3	2.1
Investment securities losses, net	(0.1)	—
Other income	6.0	4.1
Total non-interest income	49.2	38.1
Non-interest expense:
Salaries and wages	60.0	39.0
Employee benefits	21.2	16.1
Outsourced technology services	11.3	8.1
Occupancy, net	10.0	7.3
Furniture and equipment	5.4	4.4
OREO expense, net of income	0.1	(0.1)
Professional fees	3.9	3.4
FDIC insurance premiums	3.3	1.6
Other intangibles amortization	3.6	2.5
Other expenses	23.2	16.1
Acquisition related expenses	65.2	—
Total non-interest expense	207.2	98.4
(Loss) income before income tax	(41.3)	65.5
(Benefit from) provision for income tax	(7.9)	14.1
Net (loss) income	$(33.4)	$51.4

(Loss) earnings per common share (Basic)	$(0.36)	$0.83
(Loss) earnings per common share (Diluted)	(0.36)	0.83
Weighted average common shares outstanding (Basic)	92,855,173	61,591,877
Weighted average common shares outstanding (Diluted)	92,855,173	61,714,063
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(33.4)	$51.4
Other comprehensive (loss) income, before tax:
Investment securities available-for sale:
Change in net unrealized loss during period	(252.6)	(66.8)
Reclassification adjustment for net loss included in income	0.1	—
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	—
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(23.0)	—
Change in unrealized loss (gain) on derivatives	21.3	(0.1)
Other comprehensive loss, before tax	(254.0)	(66.9)
Changes in deferred taxes related to other comprehensive loss	63.0	17.0
Other comprehensive loss, net of tax	(191.0)	(49.9)
Comprehensive (loss) income, net of tax	$(224.4)	$1.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net loss	—	(33.4)	—	(33.4)
Other comprehensive loss, net of tax expense	—	—	(191.0)	(191.0)
Common stock transactions:
37,698 common shares purchased and retired	(1.4)	—	—	(1.4)
46,887,104 common shares issued	1,722.5	—	—	1,722.5
450,813 non-vested common shares issued	—	—	—	—
15,472 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	2.4	—	—	2.4
Common stock cash dividends declared ($0.41 per share)	—	(44.7)	—	(44.7)
Balance at March 31, 2022	$2,668.6	$974.5	$(202.0)	$3,441.1

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	51.4	—	51.4
Other comprehensive loss, net of tax expense	—	—	(49.9)	(49.9)
Common stock transactions:
127,180 common shares purchased and retired	(5.4)	—	—	(5.4)
604 common shares issued	—	—	—	—
239,525 non-vested common shares issued	—	—	—	—
19,068 non-vested common shares forfeited or canceled	—	—	—	—
40,663 stock options exercised, net of 6,177 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	2.4	—	—	2.4
Common stock cash dividends declared ($0.41 per share)	—	(25.3)	—	(25.3)
Balance at March 31, 2021	$938.5	$988.2	$6.7	$1,933.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(33.4)	$51.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (reversal of) credit losses	61.3	(5.1)
Net gain on disposal of premises and equipment	(0.2)	(0.4)
Depreciation and amortization	13.3	11.4
Net premium amortization on investment securities	8.1	7.7
Net loss on investment securities transactions	0.1	—
Realized and unrealized net gains on mortgage banking activities	(3.3)	(3.9)
Net gain on sale of OREO	—	(0.1)
Net gain on extinguishment of debt	(1.4)	—
Mortgage servicing rights recovery	(3.4)	(5.9)
Deferred taxes	(6.5)	9.6
Net increase in cash surrender value of company-owned life insurance	(2.0)	(1.2)
Stock-based compensation expense	2.4	2.4
Originations of mortgage loans held for sale	(98.8)	(156.4)
Proceeds from sales of mortgage loans held for sale	112.0	177.2
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(0.6)	1.1
Decrease (increase) in other assets	4.3	(7.8)
(Decrease) increase in accrued interest payable	(0.1)	1.1
Increase (decrease) in accounts payable and accrued expenses	13.1	(10.6)
Net cash provided by operating activities	64.9	70.5
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(370.0)	(825.1)
Available-for-sale	(1,144.5)	(378.6)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	106.4	9.3
Available-for-sale	826.5	293.7
Extensions of credit to clients, net of repayments	106.4	(58.7)
Proceeds from sale of OREO	0.3	0.7
Acquisition of bank and bank holding company, net of cash and cash equivalents received	2,006.9	—
Capital expenditures, net of sales	(9.5)	(0.5)
Net cash provided by (used in) investing activities	$1,522.5	$(959.2)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Net increase in deposits	$130.8	$877.0
Net decrease in securities sold under repurchase agreements	(55.0)	(38.8)
Repayments of long-term debt	(157.9)	—
Advances on long-term debt	8.0	—
Payment of stock issuance costs	(0.8)	—
Proceeds from issuance of common stock, net	0.1	0.4
Purchase and retirement of common stock	(1.4)	(5.4)
Dividends paid to common stockholders	(44.7)	(25.3)
Net cash (used in) provided by financing activities	(120.9)	807.9
Net increase (decrease) in cash and cash equivalents	1,466.5	(80.8)
Cash and cash equivalents at beginning of period	2,344.8	2,276.8
Cash and cash equivalents at end of period	$3,811.3	$2,196.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$0.1	$21.0
Cash paid during the period for interest expense	6.0	3.5

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$19.9	$—
Transfer of held-to-maturity to available-for sale securities	10.9	—
Transfer of available-for sale to held-to-maturity securities	463.6	—
Transfer of held-for-sale to held for investment loans	19.8	—
Transfer of loans to other real estate owned	—	0.3
Shares issued for acquisition	1,723.3	—
Capitalization of internally originated mortgage servicing rights	1.1	0.1

Supplemental schedule of noncash investing activities from acquisition:
Investment securities	$2,699.0	$—
Securities purchased under agreement to resell	101.1	—
Loans held for sale	181.9	—
Loans held for investment, net	7,629.1	—
Premises and equipment	144.1	—
Goodwill	516.0	—
Other intangibles	71.9	—
Mortgage servicing rights	1.3	—
Company-owned life insurance	186.6	—
Deferred tax assets	76.1	—
Other real estate owned	15.8	—
Other assets	198.0	—
Total noncash assets acquired	11,820.9	—

Liabilities assumed:
Deposits	$11,688.0	$—
Securities sold under repurchase agreements	74.0	—
Accounts payable and accrued expenses	107.1	—
Long-term debt	159.3	—
Subordinated debentures held by subsidiary trusts	76.1	—
Total liabilities assumed	$12,104.5	$—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2022 and December 31, 2021, the results of operations, changes in stockholders’ equity, and cash flows for each of the three month periods ended March 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2021 is derived from the audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the March 31, 2022 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    Acquisition

Great Western Bank. On September 15, 2021, the Company entered into a definitive agreement (“Agreement”) to acquire 100% of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota. The acquisition of GWB expanded the Company’s geographical footprint with an enhanced platform for future growth. The acquisition was completed on February 1, 2022.
Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of shares of Great Western common stock received 0.8425 shares of First Interstate Class A common stock for each whole share of Great Western common stock and received cash in lieu of fractional shares. Previously unvested Great Western restricted stock awards that were outstanding immediately prior to the close of the transaction became vested and were considered issued and outstanding at acquisition close and included in consideration.
The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, and market conditions at the time of the acquisition, as well as other future events that are highly subjective in nature. This determination is subject to refinement for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.
The following table provides the provisional purchase price allocation as of the acquisition date and the Great Western assets acquired and liabilities assumed at their estimated fair value as of the acquisition date. We recorded the estimate of fair value based on initial valuations available at the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation resulted in provisional goodwill of $516.0 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Great Western and the Company. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of February 1, 2022

Assets acquired:
Cash and cash equivalents	$2,006.9
Investment securities	2,699.0
Securities purchased under agreement to resell	101.1
Loans held for sale	181.9
Loans held for investment	7,713.4
Allowance for credit losses	(84.3)
Premises and equipment, including right of use lease assets	144.1
Other real estate owned (“OREO”)	15.8
Company owned life insurance	186.6
Core deposit intangibles	49.1
Customer relationship intangible	22.8
Mortgage servicing rights	1.3
Deferred tax assets, net	76.1
Other assets	198.0
Total assets acquired	13,311.8

Liabilities assumed:
Deposits	11,688.0
Securities sold under repurchase agreements	74.0
Accrued expenses and other liabilities	107.1
FHLB advances	122.9
Subordinated debt	36.4
Subordinated debentures held by subsidiary trusts	76.1
Total liabilities assumed	12,104.5

Net assets acquired	$1,207.3

Consideration paid:
Class A common stock	1,723.3
Total consideration paid (1)	$1,723.3

Goodwill	$516.0

(1) Includes $13 thousand of cash paid in lieu of fractional shares.
The Company determined the fair value of loans, core deposit and customer relationship intangible assets, investment securities, premises and equipment, leases, mortgage servicing rights, deposits, FHLB advances, subordinated debt, and subordinated debentures held by subsidiary trusts with the assistance of third-party valuation specialists. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents
The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment Securities
Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.
Loans held for sale
The loans held for sale portfolio was recorded at fair value at the date of acquisition based on quotes or bids from third party investors.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Loans held for investment
The loans held for investment portfolio was recorded at fair value at the date of acquisition. A valuation of the loans held for investment portfolio was performed by a third party as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for interest rate risk, required equity return, servicing, credit, and liquidity risk. The loans held for investment portfolio was segmented into two groups including purchase credit deteriorated (PCD) loans and non-PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The PCD loans were valued at the loan level with similar characteristics noted above. The fair value was calculated using a discounted cash flow analysis. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards.
The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as credit loss expense (or reversal of credit loss expense) arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired at the acquisition date is as follows:

(In millions)
PCD loans:
Unpaid principal balance	$979.2
Principal amounts previously written off by GWB	(238.7)
Interest applied to principal by GWB	(18.1)
Adjusted unpaid principal balance	722.4
Credit discount	(90.9)
Discount attributable to other factors	(24.6)
Fair value	606.9

Allowance for credit losses	84.3
Amortized cost basis	691.2

Non-PCD loans:
Unpaid principal balance	7,107.9
Credit discount (1)	(76.5)
Non-credit discount	(9.2)
Fair value	7,022.2

Amortized cost basis	$7,713.4
(1) Represents the best estimate of the contractual cash flows not expected to be collected as of the acquisition date.
Core deposit intangible
Core deposit intangible assets of $49.1 million on non-maturing deposits were determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates and maintenance costs, and costs of alternative funding using the discounted cash flow approach. The core deposit intangibles represent the costs saved by the Company between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. These costs are amortized using an accelerated method over the estimated useful life of 10 years for the related deposits.
Premises and equipment
The fair values of premises are based on a market approach, using third-party appraisals of value for land and premises.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Deposits
The fair values used for the demand and savings deposits equal the amounts payable on demand at the acquisition date. In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.
Customer relationship intangible
Customer relationship intangible assets of $22.8 million were determined using an excess earnings model associated with the expected fee income related to the underlying client relationships and is being amortized using the straight-line method over the estimated useful life of 12 years.
FHLB advances
The fair value of fixed rate Federal Home Loan Bank of Des Moines (“FHLB”) advances was determined using a discounted cash flow approach. The cash flows of the advances were projected based on scheduled payments of the fixed rate advances, which factored in prepayment fees. The cash flows were then discounted to present value using the FHLB rates as of February 1, 2022.
Subordinated debt and subordinated debentures held by subsidiary trusts
The fair value of subordinated debt and subordinated debentures held by subsidiary trusts was determined by using a discounted cash flow method using a market participant discount rate for similar instruments over the remaining terms.
Acquisition related expenses related to the GWB acquisition of $65.2 million for the three month period ended March 31, 2022 were included as a component of non-interest expense in the consolidated income statement, of which approximately $25.8 million are acquisition related costs as defined by ASC 805. The Company contributed $21.5 million to the First Interstate Foundation and reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses pursuant to the Agreement.
The accompanying consolidated statements of loss for the three months ended March 31, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date. The disclosure of GWB post-acquisition revenue and net income is not practical due to the combining of certain GWB operations with and into FIB as of the acquisition date. Although legally merged with FIB, the acquired entity will continue to do business as GWB until system conversion, expected to occur in May 2022, at which point GWB’s operations will be integrated with the Company’s operations.
The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three month periods ended March 31, 2022 and 2021 as if GWB had been acquired on January 1, 2021. This unaudited pro forma information combines the historical results of GWB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended March 31,
	2022	2021
Total revenues	$268.9	$321.6

Net income (loss)	$76.4	$(78.2)

Earnings (loss) per common share (Basic)	$0.70	$(0.72)
Earnings (loss) per common share (Diluted)	$0.70	$(0.72)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    Goodwill and Other Intangible Assets

Goodwill
Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2021 and 2020 and concluded that there was no impairment to goodwill.
The following table details changes in the recorded amount of goodwill as of the dates indicated:

	March 31, 2022	December 31, 2021
Net carrying value at beginning of the period	$621.6	$621.6
Provisional additions to goodwill from acquisition	516.0	—
Net carrying value at end of period	$1,137.6	$621.6
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at March 31, 2022 and December 31, 2021:

	CDI	OCRI	Total
March 31, 2022
Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Provisional amounts established through acquisition	49.1	22.8	71.9
Accumulated amortization	(68.0)	(0.3)	(68.3)
Net other intangible assets, end of period	$87.1	$22.5	$109.6

December 31, 2021
Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Accumulated amortization	(64.7)	—	(64.7)
Net other intangible assets, end of period	$41.3	$—	$41.3
The Company recorded $3.6 million and $2.5 million of other intangible asset amortization expense for the three months ended March 31, 2022 and 2021, respectively.
CDI and OCRI are evaluated for impairment if events and circumstances indicate a possible impairment. CDI is amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally 10 years. OCRI is amortized using a straight-line method over its estimated useful life of 12 years based on customer revenue attrition on an annualized basis.
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years Ending December 31,	CDI	OCRI	Total
2022 remaining	$10.9	$1.4	$12.3
2023	13.7	1.9	15.6
2024	12.7	1.9	14.6
2025	11.8	1.9	13.7
2026	11.0	1.9	12.9
Thereafter	27.0	13.5	40.5
Total	$87.1	$22.5	$109.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$698.2	$—	$(53.3)	$644.9
State, county, and municipal securities	320.3	0.2	(27.8)	292.7
Obligations of U.S. government agencies	144.6	—	(6.7)	137.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	3,816.4	1.1	(171.8)	3,645.7
Private mortgage-backed securities	288.4	—	(13.6)	274.8
Collateralized loan obligations	1,075.4	—	(4.5)	1,070.9
Corporate securities	231.8	0.5	(15.4)	216.9
Total	$6,575.1	$1.8	$(293.1)	$6,283.8

March 31, 2022	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$296.2	$—	$296.2	$—	$—	$296.2
State, county, and municipal securities	197.3	(0.1)	197.2	0.8	(21.4)	176.6
Obligations of U.S. government agencies	340.8	—	340.8	—	(32.3)	308.5
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations (1)	2,302.0	—	2,302.0	18.2	(152.4)	2,167.8
Corporate securities	84.0	(1.5)	82.5	0.2	(2.7)	80.0
Total	$3,220.3	$(1.6)	$3,218.7	$19.2	$(208.8)	$3,029.1
(1) Amortized cost presented above include $21.8 million of unamortized losses and $17.9 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$697.6	$—	$(12.9)	$684.7
State, county, and municipal securities	434.7	2.1	(9.3)	427.5
Obligations of U.S. government agencies	356.0	0.1	(9.2)	346.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,027.3	14.1	(23.3)	2,018.1
Private mortgage-backed securities	174.4	0.1	(1.1)	173.4
Collateralized loan obligation	898.2	1.2	—	899.4
Corporate securities	271.1	3.0	(3.6)	270.5
Total	$4,859.3	$20.6	$(59.4)	$4,820.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2021	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$67.6	$—	$67.6	$2.0	$(0.4)	$69.2
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations(1)	1,609.0	—	1,609.0	13.2	(35.3)	1,586.9
Corporate securities	11.0	—	11.0	0.4	—	11.4
Total	$1,687.6	$—	$1,687.6	$15.6	$(35.7)	$1,667.5
(1) Amortized cost presented above include $20.1 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity.

On February 1, 2022, in conjunction with the acquisition of GWB and under ASC 320, the Company transferred debt securities classified as held-to-maturity with an amortized cost of $10.7 million and an estimated fair value of $10.9 million to the available-for-sale category classification and transferred debt securities classified as available-for-sale with an amortized cost of $485.9 million and an estimated fair value of $463.6 million to the held-to-maturity classification to maintain the Company’s intended risk profile. The transfer of debt securities into the available-for-sale and held-to-maturity categories were recorded at fair value on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in accumulated other comprehensive (loss) income will offset the effect on interest income of the accretion of the discount. No gains or losses were recorded at the time of transfer.
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in an unrealized loss position as of March 31, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$644.9	$(53.3)	$—	$—	$644.9	$(53.3)
State, county, and municipal securities	223.6	(22.7)	29.6	(5.1)	253.2	(27.8)
Obligations of U.S. government agencies	101.5	(5.4)	15.4	(1.3)	116.9	(6.7)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	3,238.5	(163.4)	84.9	(8.4)	3,323.4	(171.8)
Private mortgage-backed securities	274.8	(13.6)	—	—	274.8	(13.6)
Collateralized loan obligations	1,020.9	(4.5)	—	—	1,020.9	(4.5)
Corporate securities	146.7	(13.5)	19.3	(1.9)	166.0	(15.4)
Total	$5,650.9	$(276.4)	$149.2	$(16.7)	$5,800.1	$(293.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$684.7	$(12.9)	$—	$—	$684.7	$(12.9)
State, county, and municipal securities	278.7	(9.1)	5.0	(0.2)	283.7	(9.3)
Obligations of U.S. government agencies	297.0	(8.9)	16.4	(0.3)	313.4	(9.2)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,262.8	(23.0)	26.4	(0.3)	1,289.2	(23.3)
Private mortgage-backed securities	127.2	(1.1)	—	—	127.2	(1.1)
Corporate securities	109.9	(3.3)	20.9	(0.3)	130.8	(3.6)
Total	$2,760.3	$(58.3)	$68.7	$(1.1)	$2,829.0	$(59.4)
As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three month period ended March 31, 2022, the Company acquired $2,356.9 million of available-for-sale securities and $342.1 million of held-to-maturity securities in connection with the acquisition of GWB. Such securities were evaluated and it was determined that there were no investment securities that met the definition of a PCD asset and classified as PCD upon acquisition.
The Company determines credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach using the security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. Credit losses on held-to-maturity investment securities are representative of current expected credit losses that may be incurred over the life of the investment. The allowance for credit losses is established through a charge to provision for credit losses in current period earnings.
The available-for-sale securities portfolio contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or prepayment and liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company had no allowance for credit losses for available-for-sale investment securities as of March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the Company had 965 and 285 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of March 31, 2022, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table and the Company does not anticipate it will have to sell any securities before a recovery in cost.
The following table presents the activity in the allowance for credit losses related to held-to-maturity securities classified as corporate and state, county, and municipal securities:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$—
Provision for credit loss expense	1.6	—
Ending balance of allowance for credit losses	$1.6	$—
There was no allowance for credit losses on held-to-maturity securities at December 31, 2021.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On a quarterly basis, the Company refreshes the credit quality of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

March 31, 2022	AAA	AA	A	BBB	Not Rated	Total
U.S. Treasury notes	$296.2	$—	$—	$—	$—	$296.2
State, county, and municipal securities	72.6	102.7	13.7	—	8.3	197.3
Obligations of U.S. government agencies	340.8	—	—	—	—	340.8
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	1,958.2	—	—	—	—	1,958.2
GNMA	343.8	—	—	—	—	343.8
Corporate securities	—	—	4.0	75.0	5.0	84.0
Total	$3,011.6	$102.7	$17.7	$75.0	$13.3	$3,220.3

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
State, county, and municipal securities	$17.2	$31.6	$14.7	$—	$4.1	$67.6
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	1,439.1	—	—	—	—	1,439.1
GNMA	169.9	—	—	—	—	169.9
Corporate securities	—	—	4.0	7.0	—	11.0
Total	$1,626.2	$31.6	$18.7	$7.0	$4.1	$1,687.6
As of March 31, 2022 and December 31, 2021, the Company had $23.6 million and $16.6 million, respectively, of accrued interest receivable on the consolidated balance sheet. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the allowance for credit losses calculation.
As of March 31, 2022 and December 31, 2021, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. As of March 31, 2022 and December 31, 2021, there were no collateral dependent available-for-sale or held-to-maturity securities.
There were no material gross realized gains and no material gross realized losses on the disposition of available-for-sale investment securities during the three month periods ended March 31, 2022 and 2021.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. In the table below, the Company had variable rate mortgage-backed and corporate securities which had an amortized cost of $253.0 million and were classified as available-for-sale as of March 31, 2022. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$926.6	$886.6	$377.1	$355.3
After one year but within five years	2,724.4	2,592.0	1,334.1	1,274.0
After five years but within ten years	1,139.8	1,074.3	1,026.2	956.0
After ten years	1,784.3	1,730.9	482.9	443.8
Total	$6,575.1	$6,283.8	$3,220.3	$3,029.1
As of March 31, 2022, the Company held investment securities callable within one year having amortized costs and estimated fair values of $206.3 million and $202.3 million, respectively. These investment securities are primarily included in the “after five years but within ten years” category in the table above. As of March 31, 2022, the Company held no callable structured notes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of March 31, 2022 and December 31, 2021, the Company has amortized costs of $2,587.0 million and $2,617.8 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values of $2,421.8 million and $2,610.8 million, as of March 31, 2022 and December 31, 2021, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
(5)     Loans Held for Sale

The following table presents loans held for sale by segment for the dates indicated:

	March 31, 2022	December 31, 2021
Loans Held for Sale:
Agricultural	$132.1	$—
Commercial	23.4	—
Residential real estate	22.6	30.1
Total loans held for sale	$178.1	$30.1
Residential real estate loans that the Company originated with the intent to sell are recorded at fair value. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the consolidated statements from operations. Net gains and losses on loan sales are recorded as a component of non-interest income.
As of March 31, 2022, loans held for sale included nonaccrual loans of $32.7 million, all of which were agricultural loans. There were no loans held for sale that were considered a troubled debt restructuring as of March 31, 2022.
On February 1, 2022, in conjunction with the acquisition of GWB, agricultural loans with a carrying value of $155.8 million and commercial loans with a carrying value of $24.0 million were reclassified as loans held for sale from loans held for investment due to management’s intent and decision to sell the loans.
During the period ended March 31, 2022, agricultural loans with a carrying value of $19.8 million were reclassified from loans held for sale to loans held for investment due to management’s change in intent and decision not to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Company recorded a charge-off of $5.1 million to the allowance for credit losses, which established a new aggregate cost basis for the loans of $14.7 million on the date of transfer.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	March 31, 2022	December 31, 2021
Real estate loans:
Commercial	$7,805.7	$3,971.5
Construction loans:
Land acquisition & development	344.8	247.8
Residential	406.0	262.0
Commercial	844.8	498.0
Total construction loans	1,595.6	1,007.8
Residential	1,997.5	1,538.2
Agricultural	833.6	213.9
Total real estate loans	12,232.4	6,731.4
Consumer loans:
Indirect	739.6	737.6
Direct and advance lines	142.5	129.2
Credit card	73.5	64.9
Total consumer loans	955.6	931.7
Commercial	3,017.9	1,475.5
Agricultural	744.3	203.9
Other, including overdrafts	4.6	1.5
Loans held for investment	16,954.8	9,344.0
Deferred loan fees and costs	(9.8)	(12.3)
Loans held for investment, net of deferred fees and costs	16,945.0	9,331.7
Allowance for credit losses	(247.2)	(122.3)
Net loans held for investment	$16,697.8	$9,209.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2022	Beginning Balance	Initial ACL Recorded for PCD loans	Provision for (reversal of) Credit Losses (2)	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$24.1	$6.7	$(2.9)	$—	$45.2
Owner occupied	13.3	9.5	4.6	(2.2)	—	25.2
Multi-family	13.3	29.9	11.4	—	—	54.6
Total commercial real estate	43.9	63.5	22.7	(5.1)	—	125.0
Construction:
Land acquisition & development	0.5	3.4	(0.8)	(2.7)	0.1	0.5
Residential construction	2.4	—	0.9	—	—	3.3
Commercial construction	6.0	0.2	4.0	—	—	10.2
Total construction	8.9	3.6	4.1	(2.7)	0.1	14.0
Residential real estate:
Residential 1-4 family	13.4	0.1	5.2	(0.1)	0.1	18.7
Home equity and HELOC	1.2	—	0.1	—	0.1	1.4
Total residential real estate	14.6	0.1	5.3	(0.1)	0.2	20.1
Agricultural real estate	1.9	2.3	6.4	(5.2)	—	5.4
Total real estate	69.3	69.5	38.5	(13.1)	0.3	164.5
Consumer:
Indirect	14.3	—	(0.3)	(0.9)	0.4	13.5
Direct and advance lines	4.6	—	(0.1)	(0.8)	0.9	4.6
Credit card	2.2	—	0.6	(0.6)	0.1	2.3
Total consumer	21.1	—	0.2	(2.3)	1.4	20.4
Commercial:
Commercial and floor plans	27.1	11.2	18.4	(4.2)	0.4	52.9
Commercial purpose secured by 1-4 family	4.4	0.2	0.4	—	—	5.0
Credit card	0.1	—	0.3	(0.1)	—	0.3
Total commercial	31.6	11.4	19.1	(4.3)	0.4	58.2
Agricultural:
Agricultural	0.3	3.4	(0.5)	(0.2)	1.1	4.1
Total agricultural	0.3	3.4	(0.5)	(0.2)	1.1	4.1
Total allowance for credit losses	$122.3	$84.3	$57.3	$(19.9)	$3.2	$247.2

(1) Amounts presented exclude the allowance for credit losses related to unfunded commitments. These amounts are included in Note “Financial Instruments with Off-Balance Sheet Risk” and the allowance for credit losses related to investment securities which are included in Note “Investment Securities” included in this report.

(2) Amounts include $68.3 million related to the acquired GWB non-PCD loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended March 31, 2021	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(2.5)	$—	$—	$23.0
Owner occupied	18.3	(0.8)	(0.1)	—	17.4
Multi-family	11.0	0.8	—	—	11.8
Total commercial real estate	54.8	(2.5)	(0.1)	—	52.2
Construction:
Land acquisition & development	1.3	(0.2)	—	0.1	1.2
Residential construction	1.6	(0.2)	—	—	1.4
Commercial construction	7.3	(0.2)	—	0.1	7.2
Total construction	10.2	(0.6)	—	0.2	9.8
Residential real estate:
Residential 1-4 family	11.4	0.1	—	—	11.5
Home equity and HELOC	1.4	—	(0.1)	0.1	1.4
Total residential real estate	12.8	0.1	(0.1)	0.1	12.9
Agricultural real estate	2.7	0.1	—	—	2.8
Total real estate	80.5	(2.9)	(0.2)	0.3	77.7
Consumer:
Indirect	16.7	—	(1.3)	0.6	16.0
Direct and advance lines	4.6	0.7	(0.8)	0.3	4.8
Credit card	2.6	(0.7)	(0.6)	0.2	1.5
Total consumer	23.9	—	(2.7)	1.1	22.3
Commercial:
Commercial and floor plans	34.2	(1.8)	(1.8)	0.4	31.0
Commercial purpose secured by 1-4 family	4.7	(0.2)	—	0.2	4.7
Credit card	0.3	0.2	(0.2)	—	0.3
Total commercial	39.2	(1.8)	(2.0)	0.6	36.0
Agricultural:
Agricultural	0.7	(0.1)	—	—	0.6
Total agricultural	0.7	(0.1)	—	—	0.6
Total allowance for credit losses	$144.3	$(4.8)	$(4.9)	$2.0	$136.6

(1) Amounts presented exclude the allowance for credit losses related to unfunded commitments. These amounts are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers (1) character, overall financial condition and resources, and payment record of the borrower; (2) the prospects for support from any financially responsible guarantors; and (3) the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent when the borrower is experiencing financial difficulty and, its sources of repayment become inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of March 31, 2022	Business Assets	Real Property	Other	Total
Real estate	$0.2	$67.5	$—	$67.7
Commercial	4.8	4.6	—	9.4
Agricultural	—	24.0	—	24.0
Total collateral-dependent	$5.0	$96.1	$—	$101.1

	Collateral Type
As of December 31, 2021	Business Assets	Real Property	Other	Total
Real estate	$1.2	$7.0	$—	$8.2
Commercial	1.8	1.0	—	2.8
Agricultural	—	0.7	—	0.7
Total collateral-dependent	$3.0	$8.7	$—	$11.7
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$7.2	$2.2	$0.3	$9.7	$7,758.6	$37.4	$7,805.7
Construction:
Land acquisition & development	2.6	0.1	—	2.7	338.2	3.9	344.8
Residential	2.6	—	—	2.6	403.4	—	406.0
Commercial	0.4	—	—	0.4	844.4	—	844.8
Total construction loans	5.6	0.1	—	5.7	1,586.0	3.9	1,595.6
Residential	4.4	1.6	0.1	6.1	1,984.3	7.1	1,997.5
Agricultural	0.1	3.9	0.4	4.4	790.8	38.4	833.6
Total real estate loans	17.3	7.8	0.8	25.9	12,119.7	86.8	12,232.4
Consumer:
Indirect consumer	5.2	0.9	0.2	6.3	731.5	1.8	739.6
Other consumer	0.5	0.3	—	0.8	141.6	0.1	142.5
Credit card	0.3	0.2	0.4	0.9	72.6	—	73.5
Total consumer loans	6.0	1.4	0.6	8.0	945.7	1.9	955.6
Commercial	2.0	3.8	1.3	7.1	2,995.6	15.2	3,017.9
Agricultural	11.4	4.7	—	16.1	713.2	15.0	744.3
Other, including overdrafts	—	—	—	—	4.6	—	4.6
Loans held for investment	$36.7	$17.7	$2.7	$57.1	$16,778.8	$118.9	$16,954.8

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
(1) As of March 31, 2022 and December 31, 2021, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three months ended March 31, 2022 and 2021, respectively. The Company reversed $1.0 million of accrued interest at March 31, 2022 and none for the same period in 2021.
Troubled Debt Restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide borrowers payment relief and typically include adjustments such as changes to interest rates, the implementation of interest only periods of less than twelve months, the deferment of short-term payments, and extension of amortization periods. A loan modification is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not under other circumstances. Certain troubled loans are on non-accrual status at the time of debt restructuring. These restructured loans may be returned to accrual status if the borrower has exhibited sustained repayment performance in compliance with the restructuring agreement for a period of at least six months and the Company is reasonably assured of the borrower’s future performance. If the troubled debt restructuring meets these performance criteria, and the interest rate granted at the modification date is equal to or greater than the rate that the Company might grant for a new loan at the same time at comparable risk, then the loan will be reclassified to performing status and the accrual of interest will resume. Loans that return to performing status will continue to be evaluated individually for credit deterioration in the ordinary course of business.
The Company renegotiated loans in troubled debt restructurings in the amount of $23.0 million as of March 31, 2022, of which $8.3 million were included in non-accrual loans and $14.7 million were on accrual status. As of March 31, 2022, the Company allocated $0.6 million of its allowance for credit losses to these loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans had been renegotiated or classified as non-accrual.
The Company renegotiated loans in troubled debt restructurings in the amount of $6.2 million as of December 31, 2021, of which $3.9 million were included in non-accrual loans and $2.3 million were on accrual status. As of December 31, 2021, the Company allocated $0.1 million of its allowance for credit losses to these loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans had been renegotiated or classified as non-accrual.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company had $17.2 million of new troubled debt restructurings during the three months ended March 31, 2022, which were primarily attributable to the GWB acquisition.

	Number of Notes	Type of Concession				Principal Balance at Restructure
Three Months Ended March 31, 2022		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	2	$3.2	$4.2	$—	$—	$7.4
Residential real estate	1	—	0.5	—	—	0.5
Agricultural real estate	1	—	8.9	—	—	8.9
Commercial	1	—	—	—	0.4	0.4
Total loans restructured during period	5	$3.2	$13.6	$—	$0.4	$17.2
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before a modification, the Company may record an allowance for credit losses depending on the circumstances. In periods after modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and, where deterioration is observed, recognizes credit loss through the allowance. Additionally, the Company continues to work these loans through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had no charge-offs directly related to modifying troubled debt restructurings during the three months ended March 31, 2022 or 2021.
The Company had no material troubled debt restructurings resulting in payment default during the previous 12 months ended March 31, 2022. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification.

The Company modified the terms of certain other loans with a total recorded investment of $94.7 million as of March 31, 2022, where the loan did not meet the definition of a troubled debt restructuring and the borrowers had not been experiencing financial difficulties or there were delays in a payment considered to be insignificant. The Company determines whether a borrower is experiencing financial difficulty by evaluating the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification as required under the Company’s internal underwriting policy.
Purchased Credit Deteriorated Loans (PCD)
The Company analyzes all acquired loans at the time of acquisition for more-than-insignificant deterioration in credit quality since their origination date. Such loans are classified as PCD, also referred to as PCD loans. Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans plus the initial allowance for credit losses for the loans, and any resulting discount or premium related to factors other than credit. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield.
The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the GWB acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans):

Purchase price (initial fair value)	$606.9
Allowance for credit losses (1)	323.0
Discount attributable to other factors (2)	49.3
Par value (unpaid principal balance)	$979.2
(1) For acquired PCD loans, an allowance of $323.0 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off by GWB, or would be subject to write-off under the Company’s charge-off policy, a CECL allowance of $238.7 million, included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $84.3 million.
(2) Non-credit discount includes the difference between the amortized cost basis and the unpaid principal balance of $31.2 million established on GWB PCD loans acquired and interest applied to principal of $18.1 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Credit Quality Indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt. The factors considered by the Company include, among other factors, the borrower’s current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial loans and commercial real estate loans. This analysis is performed no less than on an annual basis, depending upon the size of exposure and the contractual obligations governing the borrower’s financial reporting frequency. Homogeneous loans, including small business loans, are typically managed by payment performance. The Company internally risk rates its loans in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
Special Mention — includes loans that exhibit a potential weakness in financial condition, loan structure, or documentation that warrants management’s close attention. If not promptly corrected, the potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard — includes loans that are inadequately protected by the current net worth and paying capacity of the borrower which have well-defined weaknesses that jeopardize the liquidation of the debt. Although the primary source of repayment for a substandard loan may not currently be sufficient, collateral or other sources of repayment are sufficient to satisfy the debt. Continuance of a substandard loan is not warranted unless positive steps are taken to improve the worthiness of the credit.
Doubtful — includes loans that exhibit pronounced weaknesses based on currently existing facts, conditions, and values to a point where collection or liquidation for full repayment is highly questionable and improbable. Doubtful loans are required to be placed on non-accrual status and are assigned specific loss exposure.
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass-rated loans.
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale for the periods indicated:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$182.1	$845.0	$737.0	$517.2	$344.9	$1,023.6	$67.6	$3,717.4
Special mention	—	33.4	5.9	21.6	34.0	37.1	—	132.0
Substandard	3.7	21.5	25.5	49.8	36.8	27.8	23.8	188.9
Doubtful	—	0.3	—	—	—	—	—	0.3
Total	$185.8	$900.2	$768.4	$588.6	$415.7	$1,088.5	$91.4	$4,038.6
Commercial real estate owner occupied:
Pass	$189.4	$843.8	$585.4	$336.9	$220.4	$585.0	$54.7	$2,815.6
Special mention	0.7	3.2	4.2	8.5	7.9	15.7	0.1	40.3
Substandard	6.8	6.1	4.2	6.3	15.4	22.0	0.2	61.0
Doubtful	—	—	—	—	1.8	2.0	—	3.8
Total	$196.9	$853.1	$593.8	$351.7	$245.5	$624.7	$55.0	$2,920.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial multi-family:
Pass	$86.2	$218.9	$194.7	$62.2	$45.5	$141.1	$4.7	$753.3
Special mention	—	—	—	—	—	0.1	—	0.1
Substandard	—	—	37.7	1.2	47.2	0.3	—	86.4
Doubtful	—	—	6.6	—	—	—	—	6.6
Total	$86.2	$218.9	$239.0	$63.4	$92.7	$141.5	$4.7	$846.4
Land, acquisition and development:
Pass	$25.3	$175.2	$43.4	$28.8	$16.2	$37.5	$13.2	$339.6
Special mention	—	—	0.1	—	0.2	0.4	—	0.7
Substandard	—	0.7	0.2	—	—	0.4	—	1.3
Doubtful	—	3.2	—	—	—	—	—	3.2
Total	$25.3	$179.1	$43.7	$28.8	$16.4	$38.3	$13.2	$344.8
Residential construction:
Pass	$29.7	$165.4	$6.7	$10.3	$0.8	$6.4	$185.9	$405.2
Substandard	—	—	0.4	—	—	0.4	—	0.8
Total	$29.7	$165.4	$7.1	$10.3	$0.8	$6.8	$185.9	$406.0
Commercial construction:
Pass	$118.2	$353.6	$201.4	$161.6	$6.6	$0.6	$0.4	$842.4
Substandard	—	—	—	2.4	—	—	—	2.4
Total	$118.2	$353.6	$201.4	$164.0	$6.6	$0.6	$0.4	$844.8
Agricultural real estate:
Pass	$44.2	$220.5	$132.1	$76.7	$59.7	$131.8	$56.2	$721.2
Special mention	—	7.1	2.8	1.2	12.7	7.6	10.0	41.4
Substandard	0.8	18.1	5.4	5.0	20.0	17.8	—	67.1
Doubtful	—	0.2	1.2	—	—	2.5	—	3.9
Total	$45.0	$245.9	$141.5	$82.9	$92.4	$159.7	$66.2	$833.6
Commercial and floor plans:
Pass	$142.4	$582.5	$282.5	$169.5	$162.9	$233.4	$818.5	$2,391.7
Special mention	—	4.1	0.6	1.1	1.3	3.0	18.1	28.2
Substandard	9.2	7.6	5.1	2.2	5.4	8.8	16.1	54.4
Doubtful	—	—	—	—	—	3.3	0.2	3.5
Total	$151.6	$594.2	$288.2	$172.8	$169.6	$248.5	$852.9	$2,477.8
Commercial purpose secured by 1-4 family:
Pass	$48.0	$152.9	$78.0	$37.6	$35.5	$53.3	$15.5	$420.8
Special mention	—	0.2	0.6	0.6	2.0	0.7	—	4.1
Substandard	0.1	1.3	1.2	0.7	0.5	1.5	0.1	5.4
Total	$48.1	$154.4	$79.8	$38.9	$38.0	$55.5	$15.6	$430.3
Agricultural:
Pass	$25.9	$137.5	$40.6	$15.1	$12.3	$9.5	$396.4	$637.3
Special mention	0.4	3.1	0.7	1.2	2.7	0.3	17.9	26.3
Substandard	1.8	25.8	6.8	0.9	4.4	1.1	34.8	75.6
Doubtful	—	—	—	—	2.5	0.9	—	3.4
Total	$28.1	$166.4	$48.1	$17.2	$21.9	$11.8	$449.1	$742.6

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$34.5	$446.5	$581.5	$112.5	$35.5	$260.3	$0.9	$1,471.7
Nonperforming	—	—	0.1	0.3	0.3	3.8	—	4.5
Total	$34.5	$446.5	$581.6	$112.8	$35.8	$264.1	$0.9	$1,476.2
Consumer home equity and HELOC:
Performing	$4.6	$16.5	$10.6	$5.8	$6.9	$19.5	$454.8	$518.7
Nonperforming	—	0.5	0.2	0.2	0.1	1.1	0.5	2.6
Total	$4.6	$17.0	$10.8	$6.0	$7.0	$20.6	$455.3	$521.3
Consumer indirect:
Performing	$78.4	$251.6	$187.0	$94.4	$54.9	$71.3	$—	$737.6
Nonperforming	—	0.5	0.5	0.3	0.2	0.5	—	2.0
Total	$78.4	$252.1	$187.5	$94.7	$55.1	$71.8	$—	$739.6
Consumer direct and advance line:
Performing	$13.4	$42.4	$25.7	$13.8	$11.1	$12.4	$23.7	$142.5
Total	$13.4	$42.4	$25.7	$13.8	$11.1	$12.4	$23.7	$142.5

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$360.9	$477.0	$74.7	$27.5	$25.7	$176.5	$—	$1,142.3
Nonperforming	—	0.3	—	—	0.2	0.8	—	1.3
Total	$360.9	$477.3	$74.7	$27.5	$25.9	$177.3	$—	$1,143.6
Consumer home equity and HELOC:
Performing	$11.1	$7.0	$3.7	$4.8	$3.6	$12.0	$350.7	$392.9
Nonperforming	0.3	—	0.3	—	0.6	0.5	—	1.7
Total	$11.4	$7.0	$4.0	$4.8	$4.2	$12.5	$350.7	$394.6
Consumer indirect:
Performing	$272.6	$208.6	$108.3	$64.0	$37.0	$45.0	$—	$735.5
Nonperforming	0.5	0.5	0.4	0.2	0.1	0.4	—	2.1
Total	$273.1	$209.1	$108.7	$64.2	$37.1	$45.4	$—	$737.6
Consumer direct and advance line:
Performing	$42.5	$27.9	$15.0	$13.3	$5.8	$7.6	$16.9	$129.0
Nonperforming	0.1	—	—	0.1	—	—	—	0.2
Total	$42.6	$27.9	$15.0	$13.4	$5.8	$7.6	$16.9	$129.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
While the Company considers the performance of the loan portfolio on the allowance for credit losses, for certain credit card loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity of the credit card holder. The following table presents the recorded investment in credit card loans based on payment activity for the periods indicated:

As of March 31, 2022	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$73.1	$109.5	$1.8	$184.4
Nonperforming	0.4	0.3	—	0.7
Total credit card	$73.5	$109.8	$1.8	$185.1

As of December 31, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.4	$73.1	$1.5	$139.0
Nonperforming	0.5	0.1	—	0.6
Total credit card	$64.9	$73.2	$1.5	$139.6
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2022 or 2021.
(7)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned is reflected in the following table:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$2.0	$2.5
OREO acquired through acquisition	15.8	—
Additions	—	0.3
Dispositions	(0.3)	(0.6)
Ending balance	$17.5	$2.2
The carrying value of foreclosed residential real estate properties included in other real estate owned was $0.2 million as of March 31, 2022 and $0.2 million as of December 31, 2021. The Company had recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure of $0.4 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.
(8)    Derivatives and Hedging Activities
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
In the normal course of business, the Company enters into interest rate lock commitments to finance residential mortgage loans that are not designated as accounting hedges. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee, provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently on closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are marked to market through earnings. In addition to the effects of the change in market interest rate, the fair value measurement of the derivative also contemplates the expected cash flows to be received from the counterparty from the future sale of the loan.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021 and the first quarter of 2022, such derivatives were used to hedge the variable cash flows associated with the existing variable-rate borrowings (trust preferred securities).
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that no material amounts will be reclassified as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During 2021, the Company entered into two forward starting, fixed interest rate fair value hedges associated with U.S. Treasury securities.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	March 31, 2022		December 31, 2021
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$674.5	$(25.5)	$695.6	$(4.4)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Non-designated Hedge Derivatives
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
Risk Participation Agreements
The Company acquired from GWB risk participation agreements under which it assumes credit risk associated with a borrower’s performance related to derivative contracts. The Company only enters into these credit risk participation agreements in instances in which the Company is also a party to the related loan participation agreements for such borrowers. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.
The following table summarizes the fair values of our derivative instruments on a gross and net basis for the periods indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet.

	March 31, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap contracts	$700.0		$25.3	$700.0		$4.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,827.1		0.3	913.9		22.2
Interest rate lock commitments	107.6		—	77.3		1.8
Forward loan sales contracts	81.2		1.3	—		—
Derivative assets in the balance sheet	$2,715.9	Other Assets	$26.9	$1,691.2	Other Assets	$28.1

Derivatives designated as hedges:
Interest rate swap contracts	$46.4		$—	$87.6		$0.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,827.1		62.3	913.9		18.1
Risk participation agreements	109.6		0.4	—		—
Forward loan sales contracts	—		—	102.4		—
Derivative liabilities in the balance sheet	$1,983.1	Accrued Expenses	$62.7	$1,103.9	Accrued Expenses	$18.2
There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive (loss) income during the three months ended March 31, 2022 or 2021.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the three months ended March 31, 2022 or 2021.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

	Three Months Ended March 31,
		2022	2021
	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$0.5	$0.3
The Company recorded fee revenues of $2.0 million and $1.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees.
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	March 31, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$25.6	$—	$25.6	$—	$6.4	$19.2
Mortgage related derivatives	1.3	—	1.3	—	—	1.3
Total derivatives	26.9	—	26.9	—	6.4	20.5
Total assets	$26.9	$—	$26.9	$—	$6.4	$20.5

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$62.3	$—	$62.3	$—	$1.0	$61.3
Risk participation agreements	0.4	—	0.4	—	—	0.4
Total derivatives	62.7	—	62.7	—	1.0	61.7
Repurchase agreements	1,071.0	—	1,071.0	—	1,071.0	—
Total liabilities	$1,133.7	$—	$1,133.7	$—	$1,072.0	$61.7

	December 31, 2021
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$26.3	$—	$26.3	$—	$8.0	$18.3
Mortgage related derivatives	1.8	—	1.8	—	—	1.8
Total derivatives	28.1	—	28.1	—	8.0	20.1
Total assets	$28.1	$—	$28.1	$—	$8.0	$20.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$18.2	$—	$18.2	$—	$—	$18.2
Total derivatives	18.2	—	18.2	—	—	18.2
Repurchase agreements	1,051.1	—	1,051.1	—	1,051.1	—
Total liabilities	$1,069.3	$—	$1,069.3	$—	$1,051.1	$18.2
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
As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.3 million related to these agreements. As of March 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted excess collateral of $0.3 million. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $1.3 million.

(9)    Capital Stock
On March 25, 2022, all outstanding shares of the Company’s Class B common stock automatically converted into shares of the Company’s Class A common stock on a one-for-one basis, pursuant to the terms of the Company’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”). No additional shares of Class B common stock are permitted to be issued. The conversion occurred automatically pursuant to the Company’s Charter because the number of the Company’s outstanding shares of Class B common stock represented on March 25, 2022, the record date for determining the shareholders of the Company entitled to notice of, and to vote at, the Company’s upcoming 2022 Annual Meeting of Shareholders, was less than twenty percent (20%) of the aggregate number of all of the outstanding shares of Class A common stock and Class B common stock of the Company. The former holders of Class B common stock now hold Class A common stock with the same voting powers, preferences, rights and qualifications, limitations and restrictions as the other holders of Class A common stock. All shares of the Company’s outstanding capital stock are now composed solely of shares of Class A common stock and are entitled to one vote per share. The Company’s Class A common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol “FIBK”
The Company had 109,503,010 shares of Class A common stock outstanding as of March 31, 2022. The Company had 41,699,409 shares of Class A common stock and 20,501,047 shares of Class B common stock outstanding as of December 31, 2021.
On February 1, 2022, the Company issued 46,879,601 shares of its Class A common stock with an aggregate value of approximately $1.7 billion as consideration for the acquisition of Great Western. During the three months ended March 31, 2022 and 2021, the Company also issued 7,503 shares and 604 shares, respectively, of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors is included in employee benefits in the consolidated statement of income and in stock-based compensation expense in the consolidated statements of changes in stockholders' equity.
On June 11, 2019, the Company’s board of directors adopted a stock repurchase program pursuant to which the Company may repurchase up to 2.5 million of its outstanding shares of Class A common stock. On September 12, 2020, the Company’s board of directors increased the number of shares of Class A common stock authorized to be repurchased by the Company under the stock repurchase program by an additional 3.0 million shares for a total of 5.5 million shares. There were no shares repurchased under the program during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased and retired 72,700 shares of our Class A common stock at a total cost of $2.9 million, including costs and commissions, at an average cost of $39.69 per share. The shares of common stock repurchased during the period represented 1.3% of the total 5.5 million shares authorized to be repurchased. As of March 31, 2022, there were 1.9 million shares remaining authorized under the repurchase program.
All other stock repurchases during the three months ended March 31, 2022 and 2021, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(33.4)	$51.4
Weighted average common shares outstanding for basic earnings per share computation	92,855,173	61,591,877
Dilutive effects of stock-based compensation	—	122,186
Weighted average common shares outstanding for diluted earnings per common share computation	92,855,173	61,714,063

Basic (loss) earnings per common share	$(0.36)	$0.83
Diluted (loss) earnings per common share	$(0.36)	$0.83

Anti-dilutive unvested time restricted stock	55,504	92,602
The Company had 537,374 and 368,793 shares of unvested restricted stock as of March 31, 2022 and 2021, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. As a result of incurring a net loss during the three months ended March 31, 2022, potential common shares of 71,379 were excluded from diluted loss per share because the effect would have been anti-dilutive.
(11)    Regulatory Capital
As of March 31, 2022 and December 31, 2021, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2022 and December 31, 2021 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,930.9	14.27%	$1,643.5	8.00%	$2,157.1	10.50%	$2,054.4	10.00%
FIB	2,787.3	13.61	1,638.3	8.00	2,150.2	10.50	2,047.9	10.00
Tier 1 risk-based capital:
Consolidated	2,446.7	11.91	1,232.6	6.00	1,746.2	8.50	1,643.5	8.00
FIB	2,560.7	12.50	1,228.7	6.00	1,740.7	8.50	1,638.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,446.7	11.91	924.5	4.50	1,438.1	7.00	1,335.3	6.50
FIB	2,560.7	12.50	921.5	4.50	1,433.5	7.00	1,331.1	6.50
Leverage capital ratio:
Consolidated	2,446.7	8.96	1,091.7	4.00	1,091.7	4.00	1,364.6	5.00
FIB	2,560.7	9.36	1,093.8	4.00	1,093.8	4.00	1,367.2	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,659.3	14.11%	$940.9	8.00%	$1,235.0	10.50%	$1,176.2	10.00%
FIB	1,472.5	12.56	938.0	8.00	1,231.1	10.50	1,172.5	10.00
Tier 1 risk-based capital:
Consolidated	1,469.0	12.49	705.7	6.00	999.7	8.50	940.9	8.00
FIB	1,382.2	11.79	703.5	6.00	996.6	8.50	938.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,384.8	11.77	529.3	4.50	823.3	7.00	764.5	6.50
FIB	1,382.2	11.79	527.6	4.50	820.8	7.00	762.1	6.50
Leverage capital ratio:
Consolidated	1,469.0	7.68	765.5	4.00	765.5	4.00	956.9	5.00
FIB	1,382.2	7.24	764.1	4.00	764.1	4.00	955.1	5.00
(1) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis.
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
As of March 31, 2022, the Company had commitments under construction contracts of $6.7 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
specific terms stated in the agreements, the Company had $0.8 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2022.
(13)    Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to clients. The Company’s policy for obtaining collateral, and determining the nature of such collateral, is essentially the same as in the Company’s policies for making commitments to extend credit. The estimated fair value of the obligation undertaken by the Company in issuing standby letters of credit is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$3.8	$3.7
Provision for (reversal of) credit loss expense	2.4	(0.3)
Ending balance of allowance for off-balance sheet credit losses	$6.2	$3.4

	March 31, 2022	December 31, 2021
Unused credit card lines	$819.0	$681.6
Commitments to extend credit	4,899.4	2,539.8
Standby letter of credit	100.2	57.5
(14)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Investment securities available-for sale:
Change in net unrealized loss during period	$(252.6)	$(66.8)	$(62.7)	$(17.0)	$(189.9)	$(49.8)
Reclassification adjustment for net loss included in net income	0.1	—	—	—	0.1	—
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	—	0.1	—	0.1	—
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(23.0)	—	(5.7)	—	(17.3)	—
Change in net unrealized loss (gain) on derivatives	21.3	(0.1)	5.3	—	16.0	(0.1)
Total other comprehensive loss	$(254.0)	$(66.9)	$(63.0)	$(17.0)	$(191.0)	$(49.9)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(218.1)	$(29.0)
Net unrealized (loss) gain on investment securities transferred to held-to-maturity	(2.9)	15.0
Net unrealized gain on derivatives	19.0	3.0
Net accumulated other comprehensive loss	$(202.0)	$(11.0)

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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2022 and 2021.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2022 and 2021.
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
Loans Held for Sale. Fair value measurements for residential mortgage loans held for sale are obtained from an independent pricing service. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments. Commercial and agricultural loans held for sale are derived from quotes or bids from third party investors.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$644.9	$644.9	$—	$—
State, county, and municipal securities	292.7	—	292.7	—
Obligations of U.S. government agencies	137.9	—	137.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	3,645.7	—	3,645.7	—
Private mortgage-backed securities	274.8	—	274.8	—
Collateralized loan obligations	1,070.9	—	1,070.9	—
Corporate securities	216.9	—	216.9	—
Loans held for sale	178.1	—	178.1	—
Derivative assets:
Interest rate swap contracts	25.6	—	25.6	—
Forward loan sale contracts	1.3	—	1.3	—
Derivative liabilities:
Interest rate swap contracts	62.3	—	62.3	—
Risk participation agreements	0.4	—	0.4	—
Deferred compensation plan assets	19.7	—	19.7	—
Deferred compensation plan liabilities	19.7	—	19.7	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$684.7	$684.7	$—	$—
State, county and municipal securities	$427.5	$—	427.5	$—
Obligations of U.S. government agencies	346.9	—	346.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	2,018.1	—	2,018.1	—
Private mortgage-backed securities	173.4	—	173.4	—
Collateralized loan obligations	899.4	—	899.4	—
Corporate securities	270.5	—	270.5	—
Loans held for sale	30.1	—	30.1	—
Derivative assets:
Interest rate swap contracts	26.3	—	26.3	—
Interest rate lock commitments	1.8	—	1.8	—
Derivative liabilities
Interest rate swap contracts	18.2	—	18.2	—
Deferred compensation plan assets	21.4	—	21.4	—
Deferred compensation plan liabilities	21.4	—	21.4	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$101.1	$—	$—	$101.1
Other real estate owned	17.5	—	—	17.5
Long-lived assets to be disposed of by sale	1.5	—	—	1.5

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$11.7	$—	$—	$11.7
Other real estate owned	2.0	—	—	2.0
Long-lived assets to be disposed of by sale	1.3	—	—	1.3
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2022 and December 31, 2021, the Company had collateral-dependent loans with a carrying and fair value of $101.1 million and $11.7 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the three months ended March 31, 2022 and 2021, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2022, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.5 million, with no write-downs charged to other expense. As of December 31, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.3 million, with no write-downs charged to other expense.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2022	December 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$101.1	$11.7	Appraisal	Appraisal adjustment	1%	-	18%	(7%)
Other real estate owned	17.5	2.0	Appraisal	Appraisal adjustment	0%	-	0%	0%
Long-lived assets to be disposed of by sale	1.5	1.3	Appraisal	Appraisal adjustment	0%	-	0%	0%
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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts that are payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates that are currently offered for deposits that have similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The carrying values of the interest-bearing demand notes to the United States Treasury are deemed an approximation of fair values due to the frequent repayment and repricing at market rates. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, notes payable to the FHLB, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances that have similar characteristics.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$3,811.3	$3,811.3	$3,811.3	$—	$—
Securities purchased under agreement to resell	102.0	102.0	—	102.0	—
Investment debt securities available-for-sale	6,283.8	6,283.8	644.9	5,638.9	—
Investment debt securities held-to-maturity	3,218.7	3,029.1	296.2	2,732.9	—
Accrued interest receivable	81.1	81.1	—	81.1	—
Mortgage servicing rights, net	32.7	35.8	—	35.8	—
Loans held for sale	178.1	178.1	—	178.1	—
Net loans held for investment	16,697.8	16,676.6	—	16,575.5	101.1
Derivative assets	26.9	26.9	—	26.9	—
Deferred compensation plan assets	19.7	19.7	—	19.7	—
Total financial assets	$30,452.1	$30,244.4	$4,752.4	$25,390.9	$101.1

Financial liabilities:
Total deposits, excluding time deposits	$26,489.9	$26,489.9	$26,489.9	$—	$—
Time deposits	1,598.4	1,579.8	—	1,579.8	—
Securities sold under repurchase agreements	1,071.0	1,071.0	—	1,071.0	—
Accrued interest payable	6.0	6.0	—	6.0	—
Long-term debt	120.4	122.8	—	122.8	—
Subordinated debentures held by subsidiary trusts	163.1	162.3	—	162.3	—
Derivative liabilities	62.7	62.7	—	62.7	—
Deferred compensation plan liabilities	19.7	19.7	—	19.7	—
Total financial liabilities	$29,531.2	$29,514.2	$26,489.9	$3,024.3	$—

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

(16)    Recent Authoritative Accounting Guidance
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
ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method” In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging Topic 815, Fair Value Hedging—Portfolio Layer Method that clarifies the accounting for and promotes consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. The amendments allow nonprepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption in an interim period is permitted for public business entities, with the effect of adopting the amendments related to basis adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings (TDRs) and Vintage Disclosures that eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The amendment also requires an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the amendments prospectively except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption of the amendments are permitted, including adoption in an interim period. If an entity elects to early adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations.
(17)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On April 27, 2022, the Company declared a quarterly dividend to common shareholders of $0.41 per share, to be paid on May 20, 2022 to shareholders of record as of May 10, 2022.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2021, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. Today, we operate 319 banking offices, including detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

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
Recent Trends and Developments
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions and have expanded into the Midwest and Southwest regions, in large part due to our acquisition activity. We continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
On September 15, 2021, the Company entered into a definitive agreement (“Agreement”) to acquire all of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota. The acquisition of GWB expanded the Company’s geographical footprint with an enhanced platform for future growth. The acquisition was completed on February 1, 2022. Although legally merged with FIB, the acquired entity will continue to do business as GWB until system conversion, expected to occur in May 2022, at which point GWB’s operations will be integrated with the Company’s operations. The accompanying consolidated statements of (loss) income for the three months ended March 31, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date.
Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. Holders of shares of Great Western common stock received 0.8425 shares of First Interstate Class A common stock for each whole share of Great Western common stock and also received cash in lieu of fractional shares. Previously unvested Great Western restricted stock awards that were outstanding immediately prior to the close of the transaction became vested and were considered issued and outstanding at acquisition close and included in consideration. Due to the recent closing of the transaction, all amounts reported related to the assets acquired and liabilities assumed as of the acquisition date are provisional.
Management continues to monitor the impact of COVID-19 on the Company’s financial results. Over the past year, the COVID-19 pandemic has affected our operations to a limited degree, although it has had varying degrees of disruptions and restrictions on our borrowers and to our borrowers’ operations, staffing, and demand for certain products and services.
U.S. inflation data hit a multidecade high in March 2022, climbing to 8.5%, as reported by the Bureau of Labor Statistics. The effect of inflation on the Company differs significantly from the effect on other industries. While our operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of the Company is largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also have impacts on the Company’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans.
The Federal Reserve increased short-term interest rates 25 bps in mid-March 2022. Prior to this, short-term interest rates remained steady since March 2020. With this recent interest rate increase, the short end (up to two years) of the yield curve has begun to steepen. Margins remain depressed from the pressures of a low interest rate environment, though interest income dollars continue to rise on favorable asset volumes.
Gross domestic product declined at a 1.4% annualized rate in the quarter ended March 31, 2022. The negative growth rate for the first quarter of 2022 has been described as unexpected, making it unclear whether the economic performance of the U.S. economy suffered a minor slip from its regular pattern of growth or whether the negative growth is the beginning of an economic slowdown, downturn, or recession; any one of which could impact the Company whether it impacts the level of deposits by our clients, and thus impacts one of our primary lending sources, or causes an increase in credit losses or other expenses.

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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information “Item 1A – Risk Factors” for an update of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as referenced in Note 1 to the unaudited financial statements in this quarterly report. There have been no material changes in our critical accounting estimates and policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, during the quarterly period covered by this quarterly report.
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
Net income decreased $84.8 million, or 165.0%, to a net loss of $33.4 million, or $0.36 loss per share during the three months ended March 31, 2022, as compared to net income of $51.4 million, or $0.83 per share for the same period in 2021. The decrease was primarily attributable to acquisition costs associated with the acquisition of Great Western during the quarter ended March 31, 2022.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2022			March 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$14,460.6	$153.0	4.29%	$9,873.1	$108.1	4.44%
Investment securities (2)	8,279.3	30.9	1.51	4,445.2	17.6	1.61
Interest bearing deposits in banks	3,263.1	1.7	0.21	1,880.5	0.3	0.06
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$26,003.1	$185.6	2.89%	$16,198.9	$126.0	3.15%
Non-earning assets	2,492.0			1,692.4
Total assets	$28,495.1			$17,891.3
Interest-bearing liabilities:
Demand deposits	$6,901.8	$0.9	0.05%	$4,177.7	$0.5	0.05%
Savings deposits	8,332.7	1.1	0.05	4,531.3	0.3	0.03
Time deposits	1,397.2	1.0	0.29	1,039.3	1.5	0.59
Repurchase agreements	1,077.0	0.3	0.11	1,067.7	0.1	0.04
Long-term debt	127.5	1.7	5.41	112.4	1.5	5.41
Subordinated debentures held by subsidiary trusts	136.9	1.0	2.96	87.0	0.7	3.26
Total interest-bearing liabilities	$17,973.1	$6.0	0.14%	$11,015.4	$4.6	0.17%
Non-interest-bearing deposits	7,211.4			4,704.2
Other non-interest-bearing liabilities	260.5			205.2
Stockholders’ equity	3,050.1			1,966.5
Total liabilities and stockholders’ equity	$28,495.1			$17,891.3
Net FTE interest income		$179.6			$121.4
Less FTE adjustments (2)		(1.6)			(0.7)
Net interest income from consolidated statements of income		$178.0			$120.7
Interest rate spread			2.75%			2.98%
Net FTE interest margin (3)			2.80			3.04
Cost of funds, including non-interest-bearing demand deposits (4)			0.10			0.12

(1) Average loan balances include loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $3.5 million and $10.7 million at March 31, 2022 and March 31, 2021, respectively.

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
Net interest income increased $57.3 million, or 47.5%, to $178.0 million during the three months ended March 31, 2022, as compared to $120.7 million for the same period in 2021. The increase is a result of the impact of the GWB acquisition, which was partially offset by a decrease of $9.5 million in PPP loan income. The Company earned a total of $2.8 million of interest income, including loan fees, on PPP loans during the three months ended March 31, 2022 as compared to $12.3 million of interest income, including loan fees, on PPP loans for the same period in 2021.

Net interest income included interest accretion related to the fair valuation of acquired loans of $7.6 million during the three months ended March 31, 2022. This compares to interest accretion of $2.3 million during the three months ended March 31, 2021. Interest accretion attributable to the GWB acquisition accounted for $6.0 million during the three months ended March 31, 2022.
Our net FTE interest margin ratio decreased 24 basis points to 2.80% for the three months ended March 31, 2022, as compared to 3.04% for the same period in 2021. The decrease in net FTE interest margin ratio during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily the result of a reduction in yields on earning assets, due to a shift in the mix of earning assets toward investment securities and cash.

Exclusive of the impact of interest accretion on acquired loans and PPP income, our net FTE interest margin ratio was 2.65% during the three months ended March 31, 2022, as compared to 2.81% for the same period in 2021, or a 16 basis point decrease. This decrease was primarily due to a shift in the mix of earning assets toward investment securities that were invested at lower yields, and higher interest-earning cash balances and lower yields on loans excluding PPP balances, which were partially offset by lower deposits costs.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three month period ended March 31, 2022 and 2021. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2022 compared with Three Months Ended March 31, 2021
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$50.2	$(5.3)	$44.9
Investment securities (1)	15.2	(1.9)	13.3
Interest bearing deposits in banks	0.2	1.2	1.4
Total change	65.6	(6.0)	59.6
Interest bearing liabilities:
Demand deposits	0.3	0.1	0.4
Savings deposits	0.3	0.5	0.8
Time deposits	0.5	(1.0)	(0.5)
Repurchase agreements	—	0.2	0.2
Long-term debt	0.2	—	0.2
Subordinated debentures held by subsidiary trusts	0.4	(0.1)	0.3
Total change	1.7	(0.3)	1.4
Increase (decrease) in FTE net interest income (1)	$63.9	$(5.7)	$58.2
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for (Reversal of) Credit Losses
The Company had a $61.3 million provision for credit losses during the three months ended March 31, 2022, as compared to a reversal of credit losses of $5.1 million during same period in 2021. The provision during the first quarter of 2022 includes $68.3 million related to the acquired non-PCD loans, $2.1 million related to the acquired unfunded commitments, $1.6 million related to the held-to-maturity securities, and a net provision reversal of $10.7 million related primarily to the legacy loan portfolio as a result of sustained improvement in related loan quality indicators. The provision considered the impact of net charge-offs of $16.7 million, or an annualized 0.47% of average loans outstanding, for the first quarter of 2022, compared to $2.9 million, or an annualized 0.12% of average loans outstanding during same period in 2021. During the first quarter of 2022, net charge-offs of $15.4 million was attributable to the loans acquired from GWB in order to facilitate accelerated restructuring of several loans.
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

Non-interest income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2022	2021
Payment services revenues	$14.8	$10.2	$4.6	45.1%
Mortgage banking revenues	8.4	11.6	(3.2)	(27.6)
Wealth management revenues	8.1	6.3	1.8	28.6
Service charges on deposit accounts	7.7	3.8	3.9	102.6
Other service charges, commissions and fees	4.3	2.1	2.2	104.8
Investment securities gains (losses), net	(0.1)	—	(0.1)	NM
Other income	6.0	4.1	1.9	46.3
Total non-interest income	$49.2	$38.1	$11.1	29.1%
Total non-interest income increased $11.1 million, or 29.1%, to $49.2 million for the three months ended March 31, 2022, as compared to $38.1 million for the same period in 2021. Significant components of these fluctuations are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $4.6 million, or 45.1%, to $14.8 million during the three months ended March 31, 2022, as compared to $10.2 million earned during the same period in 2021. The increase in payment services revenues is mainly the result of increased revenue from the GWB acquisition and higher business credit card volume during the three months ended March 31, 2022.
Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $3.2 million, or 27.6%, to $8.4 million during the three months ended March 31, 2022, as compared to $11.6 million during the same period in 2021. Included in the three months ended March 31, 2022 was a $3.4 million recovery of mortgage servicing rights impairment compared to a $5.9 million recovery of impairment during the same period in 2021. Excluding the impairment recovery in both periods, mortgage banking revenues decreased $0.7 million as a result of lower refinance volumes during the three months ended March 31, 2022.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $1.8 million, or 28.6%, to $8.1 million during the three months ended March 31, 2022, as compared to $6.3 million during the same period in 2021, primarily due to the acquisition of GWB.
Service charge fees are primarily driven by service and overdraft charges on deposit accounts. Service charges increased $3.9 million, or 102.6%, to $7.7 million during the three months ended March 31, 2022, as compared to $3.8 million during the same period in 2021, primarily due to the acquisition of GWB.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees increased $2.2 million, or 104.8%, to $4.3 million during the three months ended March 31, 2022, as compared to $2.1 million during the same period in 2021, primarily due to the acquisition of GWB and increased swap fee revenues earned on derivative interest rate swap contracts offered to clients during the three months ended March 31, 2022.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends and gains on sales of miscellaneous assets. Other income increased $1.9 million, or 46.3%, to $6.0 million during the three months ended March 31, 2022, as compared to $4.1 million during the same period in 2021, primarily due to a $1.4 million gain on the disposition of the GWB acquired subordinated debt.

Non-interest Expense
Non-interest expense increased $108.8 million, or 110.6%, to $207.2 million during the three months ended March 31, 2022 as compared to $98.4 million during the same period in 2021, primarily due to $65.2 million in acquisition related costs and an increase in operating expenses as a result of the GWB acquisition. For additional information regarding acquisition related expenses, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2022	2021
Salaries and wages	$60.0	$39.0	$21.0	53.8%
Employee benefits	21.2	16.1	5.1	31.7
Outsourced technology services	11.3	8.1	3.2	39.5
Occupancy, net	10.0	7.3	2.7	37.0
Furniture and equipment	5.4	4.4	1.0	22.7
OREO expense, net of income	0.1	(0.1)	0.2	—
Professional fees	3.9	3.4	0.5	14.7
FDIC insurance premiums	3.3	1.6	1.7	106.3
Other intangibles amortization	3.6	2.5	1.1	44.0
Other expenses	23.2	16.1	7.1	44.1
Acquisition related expenses	65.2	—	65.2	100.0
Total non-interest expense	$207.2	$98.4	$108.8	110.6%
Salaries and wages expense increased $21.0 million, or 53.8%, to $60.0 million during the three months ended March 31, 2022, as compared to $39.0 million during the same period in 2021, primarily as a result of the additional employee-related expenses as a result of the acquisition of GWB, which were partially offset by lower commission expenses.
The increases in employee benefits, outsourced technology services, occupancy, net, furniture and equipment, FDIC insurance premiums, and other intangibles amortization expenses are primarily due to increased expenses as a result of the GWB acquisition.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $7.1 million, or 44.1%, to $23.2 million during the three months ended March 31, 2022, as compared to $16.1 million during the same period in 2021, primarily as a result of the acquisition of GWB in addition to higher donation expenses, and increased new market tax credit amortization during 2022.
Income Tax (Benefit) Expense
Our effective tax rate was 19.1% for the three months ended March 31, 2022 compared to 21.5% for the three months ended March 31, 2021. The change in effective tax rate from an expense to a benefit is primarily as a result of the net loss during the three months ended March 31, 2022, which was partially offset by non-deductible acquisition expenses related to the acquisition of GWB.
Financial Condition
Total Assets
Total assets increased $13,490.3 million, or 68.6%, to $33,162.2 million as of March 31, 2022, from $19,671.9 million as of December 31, 2021, primarily due to $13,311.8 million of assets acquired in the acquisition of GWB. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale increased $148.0 million, or 491.7%, to $178.1 million as of March 31, 2022, compared to $30.1 million as of December 31, 2021, primarily as a result of a reclassification of certain agricultural and commercial loans transferred from loans held for investment to loans held for sale as a result of the GWB acquisition, which was partially offset by a decrease in originations of mortgage loans held for sale.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $7,613.3 million, or 81.6%, to $16,945.0 million as of March 31, 2022, as compared to $9,331.7 million as of December 31, 2021, primarily due to $7,713.4 million of loans acquired held for investment in the GWB acquisition. Loans held for investment included PPP loans, net of deferred fees, of $56.7 million and $96.3 million as of March 31, 2022 and December 31, 2021, respectively. Excluding the impact of GWB acquired loans and PPP loans, loans held for investment as of March 31, 2022, decreased from December 31, 2021, primarily due to charge-offs and pay downs of GWB acquired loans subsequent to February 1, 2022.
The following table presents the composition and comparison of loans held for investment, including the February 1, 2022 loans acquired from GWB:

					GWB Acquired Loans as of February 1, 2022
	March 31, 2022	December 31, 2021	$ Change	% Change
Real estate loans:
Commercial	$7,805.7	$3,971.5	$3,834.2	96.5%	$3,977.1
Construction loans:
Land acquisition & development	344.8	247.8	97.0	39.1	116.4
Residential	406.0	262.0	144.0	55.0	122.1
Commercial	844.8	498.0	346.8	69.6	245.1
Total construction loans	1,595.6	1,007.8	587.8	58.3	483.6
Residential	1,997.5	1,538.2	459.3	29.9	495.0
Agricultural	833.6	213.9	619.7	289.7	631.8
Total real estate loans	12,232.4	6,731.4	5,501.0	81.7	5,587.5
Consumer loans:
Indirect	739.6	737.6	2.0	0.3	13.5
Direct and advance lines	142.5	129.2	13.3	10.3	17.0
Credit card	73.5	64.9	8.6	13.3	11.9
Total consumer loans	955.6	931.7	23.9	2.6	42.4
Commercial	3,017.9	1,475.5	1,542.4	104.5	1,503.2
Agricultural	744.3	203.9	540.4	265.0	580.2
Other, including overdrafts	4.6	1.5	3.1	206.7	—
Deferred loan fees and costs	(9.8)	(12.3)	2.5	(20.3)	—
Loans held for investment, net of deferred loan fees and costs	16,945.0	9,331.7	7,613.3	81.6%	7,713.3
Non-performing Assets
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $94.0 million, or 377.5%, to $118.9 million, as of March 31, 2022, from $24.9 million as of December 31, 2021, primarily as a result of the GWB acquisition. Non-accrual loans acquired from GWB totaled $100.7 million as of March 31, 2022.
Accruing loans past due 90 days or more decreased $0.1 million, or 3.6%.

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2022	Percent of Total	December 31, 2021	Percent of Total
Real estate:
Commercial	$37.7	31.0%	$8.6	31.1%
Construction:
Land acquisition and development	3.9	3.2	0.7	2.5
Total construction	3.9	3.2	0.7	2.5
Residential	7.2	5.9	3.0	10.8
Agricultural	38.8	31.9	4.9	17.7
Total real estate	87.6	72.0	17.2	62.1
Consumer	2.5	2.1	2.8	10.1
Commercial	16.5	13.6	6.1	22.0
Agricultural	15.0	12.3	1.6	5.8
Total non-performing loans	$121.6	100.0%	$27.7	100.0%
Non-performing assets. Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.
Other real estate owned increased $15.5 million, or 775.0%, from December 31, 2021, primarily attributable to the $15.8 million of provisional other real estate owned acquired in the GWB acquisition.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Non-performing loans:
Non-accrual loans	$118.9	$24.9	$29.9	$30.4	$37.0
Accruing loans past due 90 days or more	2.7	2.8	5.2	5.2	4.4
Total non-performing loans	121.6	27.7	35.1	35.6	41.4
OREO	17.5	2.0	2.3	2.0	2.2
Total non-performing assets	$139.1	$29.7	$37.4	$37.6	$43.6

Troubled debt restructurings not included above (1)	$14.7	$2.3	$2.1	$2.2	$3.1

Non-accrual loans to loans held for investment	0.70%	0.27%	0.31%	0.31%	0.38%
Non-performing loans to loans held for investment	0.72	0.30	0.36	0.36	0.42
Non-performing assets to loans held for investment and OREO	0.82	0.32	0.39	0.38	0.44
Non-performing assets to total assets	0.42	0.15	0.19	0.20	0.24
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
(3)Qualitative allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions or forecasts, and other qualitative risk factors, both internal and external to us, including the incorporation of a one-year forecast period for economic conditions.
As part of the qualitative adjustments, the Company considers future economic conditions over the one year forecast period. There are 10 economic factors that are considered in our assessment which are compared against the Moody’s Analytics economic scenarios. The outcome of this analysis adjusts the one-year forecasted expectations which are incorporated into the qualitative adjustments. Other qualitative factors, including changes in loan and lending policies, underwriting standards and personnel, and assessments of portfolio loan quality, among others, are also considered. During the period ending March 31, 2022, other qualitative factors were adjusted based on our assessment of loan quality and sustained loan quality trends in certain loan categories..
Based on the assessment of the adequacy of the allowance for credit losses, the Company records provisions for credit losses to maintain the allowance for credit losses at appropriate levels.
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An allowance for credit loss is recorded for the expected credit losses over the life of the loan on loans acquired without evidence of credit deterioration. The Company established an allowance for credit losses and recorded a provision of $68.3 million on GWB non-PCD loans acquired. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
For loans acquired in business combinations with evidence of deterioration in credit quality since origination, the Company determines the fair value of the loans by estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. The Company established an allowance for credit losses and recorded a provision of $84.3 million on GWB PCD loans acquired. Differences between the established amortized cost basis, and the unpaid principal balance of the asset, is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the level yield interest method. The difference between the amortized cost basis and the unpaid principal balance of $31.2 million was established on GWB PCD loans acquired. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.

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
Our allowance for credit losses on loans was $247.2 million, or 1.46% of loans held for investment as of March 31, 2022, including PPP loans, as compared to $122.3 million, or 1.31% of loans held for investment, as of December 31, 2021. The increase in the percentage from December 31, 2021 is primarily a result of GWB acquired loans, which included a higher percentage of criticized assets than the Company’s legacy loans. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Allowance for credit losses on loans:
Beginning balance	$122.3	$135.1	$135.5	$136.6	$144.3
Initial ACL recorded on PCD loans	84.3	—	—	—	—
Provision for (reversal of) credit losses	57.3	(10.1)	0.2	—	(4.8)
Charge offs:
Real estate
Commercial	5.1	—	—	2.2	0.1
Construction	2.7	1.1	—	0.3	—
Residential	0.1	—	—	—	0.1
Agricultural	5.2	0.7	—	—	—
Consumer	2.3	1.9	2.0	1.6	2.7
Commercial	4.3	1.1	0.1	0.5	2.0
Agricultural	0.2	—	—	0.2	—
Total charge-offs	19.9	4.8	2.1	4.8	4.9
Recoveries:
Real estate
Commercial	—	—	—	0.1	—
Construction	0.1	—	0.1	0.3	0.2
Residential	0.2	—	0.1	0.1	0.1
Consumer	1.4	1.1	1.1	1.2	1.1
Commercial	0.4	1.0	0.2	2.0	0.6
Agricultural	1.1	—	—	—	—
Total recoveries	3.2	2.1	1.5	3.7	2.0
Net charge-offs	16.7	2.7	0.6	1.1	2.9
Ending balance	$247.2	$122.3	$135.1	$135.5	$136.6

Allowance for off-balance sheet credit losses:
Beginning balance	$3.8	$3.2	$3.4	$3.4	$3.7
Provision for (reversal of) credit losses	2.4	0.6	(0.2)	—	(0.3)
Ending balance	$6.2	$3.8	$3.2	$3.4	$3.4

Allowance for credit losses on investment securities:
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	1.6	—	—	—	—
Ending balance	$1.6	$—	$—	$—	$—

Total allowance for credit losses	$255.0	$126.1	$138.3	$138.9	$140.0
Total provision for (reversal of) credit losses	61.3	(9.5)	—	—	(5.1)
Loans held for investment	16,945.0	9,331.7	9,622.5	9,834.7	9,863.2
Average loans	14,460.6	9,512.3	9,805.2	9,969.2	9,873.1
Net loans charged-off to average loans, annualized	0.47%	0.11%	0.02%	0.04%	0.12%
Allowance to non-accrual loans	207.91	491.16	451.84	445.72	369.19
Allowance to loans held for investment	1.46	1.31	1.40	1.38	1.38

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
Investment securities increased $2,994.4 million, or 46.0%, to $9,502.5 million as of March 31, 2022, from $6,508.1 million as of December 31, 2021. The increase was primarily due to $2,699.0 million of securities acquired in the GWB acquisition. In conjunction with the acquisition of GWB, the Company transferred debt securities categorized as held-to-maturity with an estimated fair value of $10.9 million to the available-for-sale category classification and transferred debt securities categorized as available-for-sale with an estimated fair value of $463.6 million to the held-to-maturity classification.
As of March 31, 2022, the estimated duration of our investment portfolio was 3.8 years, as compared to 3.6 years as of December 31, 2021.
As of March 31, 2022, we had $247.9 million of investment securities that had been in a continuous loss position for more than twelve months. At March 31, 2022, the Company has an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $1.6 million. There was no allowance for credit losses on held-to-maturity securities at December 31, 2021.
Goodwill
Goodwill increased $516.0 million, or 83.0%, to $1,137.6 million as of March 31, 2022, from $621.6 million as of December 31, 2021, attributable to the provisional goodwill recorded in conjunction with the acquisition of GWB.

Company-Owned Life Insurance
Company-owned life insurance increased $188.6 million, or 62.6%, to $490.1 million as of March 31, 2022, from $301.5 million as of December 31, 2021, attributable to provisional amounts recorded in conjunction with the acquisition of GWB.

Other Intangibles, Net of Accumulated Amortization
Other intangibles, net of accumulated amortization, increased $68.3 million, or 165.4%, to $109.6 million as of March 31, 2022, from $41.3 million as of December 31, 2021, attributable to provisional core deposit intangibles of $49.1 million and other customer relationship intangibles of $22.8 million recorded in conjunction with the acquisition of GWB offset by amortization expense.
Premises and equipment
Premises and equipment, net of accumulated depreciation increased $144.8 million, or 48.3%, to $444.4 million as of March 31, 2022, from $299.6 million as of December 31, 2021, attributable to provisional amounts recorded in conjunction with the acquisition of GWB offset by depreciation expense.
Total Liabilities
Total liabilities increased $12,035.8 million, or 68.1%, to $29,721.1 million as of March 31, 2022, from $17,685.3 million as of December 31, 2021, primarily due to $12,104.5 million of liabilities assumed with the acquisition of GWB, which was partially offset by the redemption of the subordinated debt and payoff of the FHLB advances assumed with the acquisition of GWB. Significant fluctuations in liability accounts are discussed below.

Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $11,818.7 million, or 72.6%, to $28,088.3 million as of March 31, 2022, from $16,269.6 million as of December 31, 2021, primarily due to $11,688.0 million in deposits acquired as a result of the GWB acquisition and organic increases in interest-bearing demand and non-interest bearing business deposits. These increases were partially offset by decreases in savings deposits and interest-bearing time deposits. Exclusive of $11,682.6 million of deposits acquired as a result of the GWB acquisition, deposits grew $136.1 million, or 0.84%, compared to December 31, 2021.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2022	Percent of Total	December 31, 2021	Percent of Total
Non-interest-bearing demand	$8,240.6	29.3%	$5,568.3	34.2%
Interest bearing:
Demand	8,245.0	29.4	4,753.2	29.2
Savings	10,004.3	35.6	4,981.6	30.6
Time, $250 and over	359.8	1.3	186.7	1.2
Time, other (1)	1,238.6	4.4	779.8	4.8
Total interest bearing	19,847.7	70.7	10,701.3	65.8
Total deposits	$28,088.3	100.0%	$16,269.6	100.0%

(1)Included in “Time, other” are Certificate of Deposit Account Registry Service, or CDARS, deposits of $107.9 million and $104.5 million as of March 31, 2022 and December 31, 2021, respectively.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $19.9 million, or 1.9%, to $1,071.0 million as of March 31, 2022, from $1,051.1 million as of December 31, 2021. Exclusive of $74.0 million in securities sold under repurchase agreements acquired from GWB, securities sold under repurchase agreements decreased $54.1 million, or 5.1% from December 31, 2021. Fluctuations in repurchase agreement balances correspond with fluctuations in the liquidity of the Company’s clients.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses increased $117.7 million, or 79.3%, to $266.1 million as of March 31, 2022, from $148.4 million as of December 31, 2021, attributable to provisional amounts recorded in conjunction with the acquisition of GWB.
Subordinated debentures held by subsidiary trusts
Subordinated debentures held by subsidiary trusts increased $76.1 million, or 87.5%, to $163.1 million as of March 31, 2022, from $87.0 million as of December 31, 2021, primarily attributable to provisional amounts recorded in conjunction with the acquisition of GWB.

Deferred Tax Asset / Liability
As of March 31, 2022, we had a net deferred tax asset of $137.4 million, as compared to a net deferred tax liability of $9.3 million as of December 31, 2021, primarily due to the provisional net deferred tax asset benefit recorded in conjunction with the acquisition of GWB and the increase in our mark-to-market losses on investment securities.

Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $1,454.5 million, or 73.2%, to $3,441.1 million as of March 31, 2022, from $1,986.6 million as of December 31, 2021, due to the issuance of additional Class A common stock as consideration for the acquisition of GWB and proceeds from stock option exercises, which are partially offset by a net loss, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, other comprehensive loss, and cash dividends paid.
On April 27, 2022, the Company’s board of directors declared a dividend of $0.41 per common share, payable on May 20, 2022, to common stockholders of record as of May 10, 2022. The dividend equates to a 4.2% annual yield based on the $39.40 average closing pricing of the Company’s common stock during the first quarter of 2022.
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
During the three months ended March 31, 2022, the Company did not repurchase shares of our Class A common stock under the stock repurchase program. As of March 31, 2022, there were 1.9 million shares remaining authorized under the repurchase program.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2022 and December 31, 2021, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
As of March 31, 2022, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2022, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 during the period covered by this quarterly report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2022.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2022.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 2022	—	$—	—	1,889,158
February 2022	20,613	38.09	—	1,889,158
March 2022	17,085	39.25	—	1,889,158
Total	37,698	$38.62	—	1,889,158
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

3.1
First Amendment to the Third Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on January 20, 2022)

3.2
Second Amendment to the Third Amended and Restated Articles of Incorporation of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

3.3
First Amendment to the Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

4.1*	Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended

10.1
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Form of Time Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.2
First Interstate BancSystem, Inc. 2015 Equity and Incentive Plan Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 9, 2022	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 9, 2022	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer