Form 10-Q
period 2022-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2022-11-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 31, 2022 – Class A common stock	104,447,711

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$390.4	$168.6
Interest bearing deposits in banks	201.4	2,176.1
Federal funds sold	0.1	0.1
Total cash and cash equivalents	591.9	2,344.8
Investment securities:
Available-for-sale, at estimated fair value	6,783.4	4,820.5
Held-to-maturity, net of allowance for credit losses of $1.9 and $0 at September 30, 2022 and December 31, 2021 (estimated fair values of $3,063.5 and $1,667.5 at September 30, 2022 and December 31, 2021)	3,485.7	1,687.6
Total investment securities	10,269.1	6,508.1
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	131.9	53.8
Loans held for sale	93.6	30.1
Loans held for investment, net of deferred fees and costs	17,603.5	9,331.7
Allowance for credit losses	213.0	122.3
Net loans held for investment	17,390.5	9,209.4
Goodwill	1,100.0	621.6
Company-owned life insurance	495.6	301.5
Premises and equipment, net of accumulated depreciation	445.4	299.6
Other intangibles, net of accumulated amortization	101.0	41.3
Accrued interest receivable	106.4	47.4
Mortgage servicing rights, net of accumulated amortization and impairment reserve	31.8	28.2
Other real estate owned	16.4	2.0
Deferred tax asset, net	223.8	—
Other assets	347.3	184.1
Total assets	$31,344.7	$19,671.9
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$8,163.3	$5,568.3
Interest bearing	17,721.5	10,701.3
Total deposits	25,884.8	16,269.6
Securities sold under repurchase agreements	1,075.6	1,051.1
Accounts payable and accrued expenses	452.9	148.4
Accrued interest payable	7.4	3.7
Deferred tax liability, net	—	9.3
Long-term debt	120.7	112.4
Other borrowed funds	625.0	—
Allowance for credit losses on off-balance sheet credit exposures	9.7	3.8
Subordinated debentures held by subsidiary trusts	163.1	87.0
Total liabilities	28,339.2	17,685.3
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 104,450,804 shares and 62,200,456 shares issued and outstanding, respectively	2,477.4	945.0
Retained earnings	1,035.8	1,052.6
Accumulated other comprehensive loss, net	(507.7)	(11.0)
Total stockholders’ equity	3,005.5	1,986.6
Total liabilities and stockholders’ equity	$31,344.7	$19,671.9
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$218.3	$111.9	$561.7	$325.1
Interest and dividends on investment securities:
Taxable	64.3	17.1	142.4	48.7
Exempt from federal taxes	1.4	1.4	4.1	4.2
Interest and dividends on FHLB and FRB stock	1.3	0.2	2.8	0.2
Interest on deposits in banks	1.4	0.7	6.5	1.7
Total interest income	286.7	131.3	717.5	379.9
Interest expense:
Interest on deposits	13.3	1.9	20.6	6.4
Interest on securities sold under repurchase agreements	0.8	0.1	1.4	0.3
Interest on other borrowed funds	2.4	—	2.4	—
Interest on long-term debt	1.5	1.5	4.6	4.5
Interest on subordinated debentures held by subsidiary trusts	1.9	0.7	4.3	2.1
Total interest expense	19.9	4.2	33.3	13.3
Net interest income	266.8	127.1	684.2	366.6
Provision for (reversal of) credit losses	8.4	—	68.0	(5.1)
Net interest income after provision for (reversal of) credit losses	258.4	127.1	616.2	371.7
Non-interest income:
Payment services revenues	20.4	12.2	54.7	33.8
Mortgage banking revenues	2.7	11.6	16.1	32.8
Wealth management revenues	8.5	6.5	25.9	19.1
Service charges on deposit accounts	5.7	4.4	19.7	12.1
Other service charges, commissions, and fees	4.7	1.4	12.6	5.1
Investment securities losses, net	(24.2)	0.3	(24.4)	0.2
Other income	5.1	3.1	17.0	9.8
Total non-interest income	22.9	39.5	121.6	112.9
Non-interest expense:
Salaries and wages	71.9	42.0	206.7	122.6
Employee benefits	19.6	12.9	60.2	43.7
Outsourced technology services	15.9	8.2	40.0	24.7
Occupancy, net	11.3	7.3	32.5	21.7
Furniture and equipment	5.8	4.5	17.0	13.0
OREO expense, net of income	—	—	0.1	(0.1)
Professional fees	5.1	2.7	14.5	9.3
FDIC insurance premiums	4.1	1.7	10.2	4.8
Other intangibles amortization	4.1	2.4	11.8	7.4
Other expenses	31.4	17.6	82.7	49.6
Acquisition related expenses	4.0	6.6	115.0	6.6
Total non-interest expense	173.2	105.9	590.7	303.3
Income before income tax	108.1	60.7	147.1	181.3
Provision for income tax	22.4	13.6	30.7	40.3
Net income	$85.7	$47.1	$116.4	$141.0

Earnings per common share (Basic)	$0.80	$0.76	$1.13	$2.29
Earnings per common share (Diluted)	$0.80	$0.76	$1.13	$2.28
Weighted average common shares outstanding (Basic)	106,525,974	61,673,656	102,879,422	61,641,342
Weighted average common shares outstanding (Diluted)	106,589,699	61,747,972	102,935,360	61,732,822
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$85.7	$47.1	$116.4	$141.0
Other comprehensive loss, before tax:
Investment securities available-for sale:
Change in net unrealized loss during period	(236.4)	(13.4)	(650.6)	(81.0)
Reclassification adjustment for net loss (gain) included in income	24.2	(0.3)	24.4	(0.2)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	0.2	—
Net change in unamortized (losses) gains on available-for-sale securities transferred into held-to-maturity	(1.7)	(2.5)	(25.6)	22.3
Change in unrealized (gain) loss on derivatives	(15.9)	3.2	(9.6)	2.3
Other comprehensive loss, before tax	(229.8)	(13.0)	(661.2)	(56.6)
Deferred tax benefit related to other comprehensive loss	51.9	3.2	164.5	14.3
Other comprehensive loss, net of tax	(177.9)	(9.8)	(496.7)	(42.3)
Comprehensive (loss) income, net of tax	$(92.2)	$37.3	$(380.3)	$98.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2022	$2,607.9	$993.8	$(329.8)	$3,271.9
Net income	—	85.7	—	85.7
Other comprehensive loss, net of tax expense	—	—	(177.9)	(177.9)
Common stock transactions:
3,280,042 common shares purchased and retired	(133.0)	—	—	(133.0)
251 non-vested common shares issued	—	—	—	—
27,443 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.5	—	—	2.5
Common stock cash dividends declared ($0.41 per share)	—	(43.7)	—	(43.7)
Balance at September 30, 2022	$2,477.4	$1,035.8	$(507.7)	$3,005.5

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2021	$941.6	$1,005.2	$24.1	$1,970.9
Net income	—	47.1	—	47.1
Other comprehensive loss, net of tax expense	—	—	(9.8)	(9.8)
Common stock transactions:
574 common shares purchased and retired	—	—	—	—
1,782 common shares issued	—	—	—	—
12,620 non-vested common shares issued	—	—	—	—
2,324 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.0	—	—	2.0
Common stock cash dividends declared ($0.41 per share)	—	(25.4)	—	(25.4)
Balance at September 30, 2021	$943.6	$1,026.9	$14.3	$1,984.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net income	—	116.4	—	116.4
Other comprehensive loss, net of tax expense	—	—	(496.7)	(496.7)
Common stock transactions:
5,039,784 common shares purchased and retired	(198.9)	—	—	(198.9)
46,913,370 common shares issued	1,722.5	—	—	1,722.5
453,690 non-vested common shares issued	—	—	—	—
94,735 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	8.7	—	—	8.7
Common cash dividends declared ($1.23 per share)	—	(133.2)	—	(133.2)
Balance at September 30, 2022	$2,477.4	$1,035.8	$(507.7)	$3,005.5

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	141.0	—	141.0
Other comprehensive loss, net of tax expense	—	—	(42.3)	(42.3)
Common stock transactions:
128,038 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
241,307 non-vested common shares issued	—	—	—	—
39,993 non-vested common shares forfeited or canceled	—	—	—	—
42,987 stock options exercised, net of 6,177 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	7.5	—	—	7.5
Common cash dividends declared ($1.23 per share)	—	(76.2)	—	(76.2)
Balance at September 30, 2021	$943.6	$1,026.9	$14.3	$1,984.8

See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$116.4	$141.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	68.0	(5.1)
Net gain on disposal of premises and equipment	(2.3)	(1.9)
Depreciation and amortization	41.4	33.4
Net premium amortization on investment securities	16.7	29.0
Net loss on investment securities transactions	24.4	(0.2)
Realized and unrealized net gains on mortgage banking activities	(8.1)	(19.1)
Net gain on sale of OREO	(0.4)	(0.2)
Write-downs of OREO and other assets pending disposal	0.2	—
Net gain on extinguishment of debt	(1.4)	—
Mortgage servicing rights recovery	(3.4)	(5.9)
Deferred taxes	(4.8)	4.6
Net increase in cash surrender value of company-owned life insurance	(7.6)	(4.1)
Stock-based compensation expense	8.7	7.5
Originations of mortgage loans held for sale	(369.5)	(596.6)
Proceeds from sales of mortgage loans held for sale	387.2	645.1
Changes in operating assets and liabilities:
Increase in interest receivable	(25.9)	(1.8)
Increase in other assets	(14.9)	(21.8)
Increase in accrued interest payable	1.3	0.8
Increase in accounts payable and accrued expenses	212.6	0.7
Net cash provided by operating activities	438.6	205.4
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(1,316.0)	(1,069.5)
Available-for-sale	(2,521.2)	(1,891.4)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	304.8	163.9
Available-for-sale	1,753.6	747.8
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(115.8)	—
Proceeds from Federal Home Loan Bank and Federal Reserve Bank stock	53.3	—
Extensions of credit to clients, net of repayments	(465.6)	172.5
Recoveries of loans charged-off	10.8	7.2
Proceeds from sale of OREO	2.0	1.1
Proceeds from the sale of Health Savings Accounts	1.4	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	2,006.9	—
Capital expenditures, net of sales	(27.2)	(5.5)
Net cash used in investing activities	$(313.0)	$(1,873.9)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,072.8)	$1,790.3
Net increase (decrease) in securities sold under repurchase agreements	51.6	(83.9)
Net increase in other borrowed funds	625.0	—
Repayments of long-term debt	(164.0)	—
Advances on long-term debt	14.4	—
Payment of stock issuance costs	(0.8)	—
Proceeds from issuance of common stock, net	0.1	0.4
Purchase and retirement of common stock	(198.9)	(5.4)
Dividends paid to common stockholders	(133.1)	(76.2)
Net cash (used in) provided by financing activities	(1,878.5)	1,625.2
Net decrease in cash and cash equivalents	(1,752.9)	(43.3)
Cash and cash equivalents at beginning of period	2,344.8	2,276.8
Cash and cash equivalents at end of period	$591.9	$2,233.5

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$42.2	$41.3
Cash paid during the period for interest expense	32.0	12.5

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$22.9	$0.8
Transfer of held-to-maturity to available-for sale securities	10.9	—
Transfer of available-for sale to held-to-maturity securities	463.6	672.2
Transfer of held-for-sale to held for investment loans	19.8	—
Transfer of held for investment loans to held-for-sale	12.4	—
Transfer of loans to other real estate owned	0.4	0.7
Shares issued for acquisition	1,723.3	—
Capitalization of internally originated mortgage servicing rights	2.3	2.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental schedule of noncash investing activities from acquisition:
Investment securities	$2,699.0	$—
Securities purchased under agreement to resell	101.1	—
Loans held for sale	217.0	—
Loans held for investment, net	7,645.5	—
Premises and equipment	144.7	—
Goodwill	478.4	—
Other intangibles	72.9	—
Mortgage servicing rights	1.3	—
Company-owned life insurance	186.6	—
Deferred tax assets	63.6	—
Other real estate owned	15.8	—
Other assets	198.9	—
Total noncash assets acquired	11,824.8	—

Liabilities assumed:
Deposits	$11,688.0	$—
Securities sold under repurchase agreements	74.0	—
Accounts payable and accrued expenses	111.0	—
Long-term debt	159.3	—
Subordinated debentures held by subsidiary trusts	76.1	—
Total liabilities assumed	$12,108.4	$—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2022 and December 31, 2021, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the nine month periods ended September 30, 2022 and 2021, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2021 is derived from the audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the September 30, 2022 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a description of significant accounting policies. Operating results for the three and the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
(2)    Acquisition

Great Western Bank. On September 15, 2021, the Company entered into a definitive agreement (“Agreement”) to acquire 100% of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota. The acquisition of GWB expanded the Company’s geographical footprint with an enhanced platform for future growth. Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was completed on February 1, 2022.
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
The following table provides the provisional purchase price allocation as of the acquisition date and the Great Western assets acquired and liabilities assumed at their estimated fair value as of the acquisition date as amended for measurement period adjustments as of September 30, 2022. We recorded the estimate of fair value based on initial valuations available at the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation resulted in provisional goodwill of $478.4 million, which is not deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Great Western and the Company. Due to the recent closing of the transaction, all amounts reported are provisional pending the review of valuations obtained from third parties and other necessary information in support of related fair value accounting.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of February 1, 2022

Assets acquired:
Cash and cash equivalents	$2,006.9
Investment securities	2,699.0
Securities purchased under agreement to resell	101.1
Loans held for sale	217.0
Loans held for investment	7,705.0
Allowance for credit losses	(59.5)
Premises and equipment, including right of use lease assets	144.7
Other real estate owned (“OREO”)	15.8
Company owned life insurance	186.6
Core deposit intangibles	50.1
Customer relationship intangible	22.8
Mortgage servicing rights	1.3
Deferred tax assets, net	63.6
Other assets	198.9
Total assets acquired	13,353.3

Liabilities assumed:
Deposits	11,688.0
Securities sold under repurchase agreements	74.0
Accrued expenses and other liabilities	111.0
FHLB advances	122.9
Subordinated debt	36.4
Subordinated debentures held by subsidiary trusts	76.1
Total liabilities assumed	12,108.4

Net assets acquired	$1,244.9

Consideration paid:
Class A common stock	1,723.3
Total consideration paid (1)	$1,723.3

Goodwill	$478.4

(1) Includes $13 thousand of cash paid in lieu of fractional shares.
As of September 30, 2022, the Company recorded measurement period adjustments to the fair value marks. These adjustments included increases of $0.9 million in other assets and $0.9 million in accrued expenses and a decrease of $0.2 million in premises and equipment, which resulted in a net increase to goodwill of $0.2 million from the June 30, 2022 reported balances. The related impact to net income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was not material to the consolidated financial statements.
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
The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as credit loss expense (or reversal of credit loss expense) arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired at the acquisition date as amended for measurement period adjustments as of September 30, 2022 were as follows:

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
Acquisition related expenses related to the GWB acquisition of $4.0 million and $115.0 million for the three and the nine month periods ended September 30, 2022, respectively, were included as a component of non-interest expense in the consolidated statements of income, of which none and approximately $26.8 million for the three and the nine month periods ended September 30, 2022, respectively, are acquisition related costs as defined by ASC 805. During the nine months ended September 30, 2022, the Company contributed $21.5 million to the First Interstate Foundation and reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses pursuant to the Agreement.
The accompanying consolidated statements of income for the three and the nine months ended September 30, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date. The disclosure of GWB post-acquisition revenue and net income is not practical due to the combining of certain GWB operations with and into FIB as of the acquisition date. GWB was merged with our existing bank subsidiary, First Interstate Bank, contemporaneously with the closing of the parent company merger. The core system conversion was completed on May 23, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and the nine month periods ended September 30, 2022 and 2021 as if GWB had been acquired on January 1, 2021. This unaudited pro forma information combines the historical results of GWB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$314.0	$295.8	$883.5	$909.1

Net income	$90.3	$110.9	$267.8	$177.0

Earnings per common share (Basic)	$0.85	$1.02	$2.60	$1.63
Earnings per common share (Diluted)	$0.85	$1.02	$2.60	$1.63
(3)    Goodwill and Other Intangible Assets

Goodwill
Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 1, 2022 and 2021 and concluded that there was no impairment to goodwill.
The following table details changes in the recorded amount of goodwill as of the dates indicated:

	As of September 30,
	September 30, 2022	December 31, 2021
Net carrying value at beginning of the period	$621.6	$621.6
Provisional additions to goodwill from acquisition	478.4	—
Net carrying value at end of period	$1,100.0	$621.6
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at September 30, 2022 and December 31, 2021:

As of September 30, 2022	CDI	OCRI	Total

Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Provisional amounts established through acquisition	50.1	22.8	72.9
Reductions due to sale of health savings accounts	(1.4)	—	(1.4)
Accumulated amortization	(75.2)	(1.3)	(76.5)
Net other intangible assets, end of period	$79.5	$21.5	$101.0

December 31, 2021
Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Accumulated amortization	(64.7)	—	(64.7)
Net other intangible assets, end of period	$41.3	$—	$41.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company recorded $4.1 million and $2.4 million of other intangible asset amortization expense for the three months ended September 30, 2022 and 2021, respectively, and recorded $11.8 million and $7.4 million of other intangible asset amortization expense for the nine months ended September 30, 2022 and 2021, respectively
CDI and OCRI are evaluated for impairment if events and circumstances indicate a possible impairment. CDI is amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally 10 years. OCRI is amortized using a straight-line method over its estimated useful life of 12 years based on customer revenue attrition on an annualized basis.
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years Ending December 31,	CDI	OCRI	Total
2022 remaining	$3.6	$0.5	$4.1
2023	13.7	1.9	15.6
2024	12.7	1.9	14.6
2025	11.8	1.9	13.7
2026	10.9	1.9	12.8
Thereafter	26.8	13.4	40.2
Total	$79.5	$21.5	$101.0
(4)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$373.5	$—	$(36.7)	$336.8
State, county, and municipal securities	317.8	—	(57.3)	260.5
Obligations of U.S. government agencies	216.3	—	(17.3)	199.0
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	4,852.2	0.2	(442.7)	4,409.7
Private mortgage-backed securities	270.3	—	(37.1)	233.2
Collateralized loan obligations	1,145.5	—	(40.4)	1,105.1
Corporate securities	272.6	—	(33.5)	239.1
Total	$7,448.2	$0.2	$(665.0)	$6,783.4

September 30, 2022	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$396.1	$—	$396.1	$—	$(10.6)	$385.5
State, county, and municipal securities	184.0	(0.1)	183.9	0.2	(33.2)	150.9
Obligations of U.S. government agencies	350.8	—	350.8	—	(51.2)	299.6
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations (1)	2,476.6	—	2,476.6	—	(320.0)	2,156.6
Corporate securities	80.1	(1.8)	78.3	—	(7.4)	70.9
Total	$3,487.6	$(1.9)	$3,485.7	$0.2	$(422.4)	$3,063.5
(1) Amortized cost presented above include $20.8 million of unamortized losses and $15.2 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

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
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$168.2	$(5.1)	$168.6	$(31.6)	$336.8	$(36.7)
State, county, and municipal securities	110.6	(14.4)	136.4	(42.9)	247.0	(57.3)
Obligations of U.S. government agencies	152.4	(10.9)	45.9	(6.4)	198.3	(17.3)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	3,697.1	(308.8)	699.8	(133.9)	4,396.9	(442.7)
Private mortgage-backed securities	206.1	(32.3)	27.0	(4.8)	233.1	(37.1)
Collateralized loan obligations	1,076.1	(39.8)	29.0	(0.6)	1,105.1	(40.4)
Corporate securities	144.0	(10.4)	95.0	(23.1)	239.0	(33.5)
Total	$5,554.5	$(421.7)	$1,201.7	$(243.3)	$6,756.2	$(665.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$684.7	$(12.9)	$—	$—	$684.7	$(12.9)
State, county, and municipal securities	278.7	(9.1)	5.0	(0.2)	283.7	(9.3)
Obligations of U.S. government agencies	297.0	(8.9)	16.4	(0.3)	313.4	(9.2)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,262.8	(23.0)	26.4	(0.3)	1,289.2	(23.3)
Private mortgage-backed securities	127.2	(1.1)	—	—	127.2	(1.1)
Corporate securities	109.9	(3.3)	20.9	(0.3)	130.8	(3.6)
Total	$2,760.3	$(58.3)	$68.7	$(1.1)	$2,829.0	$(59.4)
As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
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
The available-for-sale securities portfolio contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or prepayment and liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company had no allowance for credit losses for available-for-sale investment securities as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Company had 1,239 and 285 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of September 30, 2022, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table and the Company does not anticipate it will have to sell any securities before a recovery in cost.
The following table presents the activity in the allowance for credit losses related to held-to-maturity securities classified as corporate and state, county, and municipal securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$1.6	$—	$—	$—
Provision for credit loss expense	0.3	—	1.9	—
Ending balance of allowance for credit losses	$1.9	$—	$1.9	$—
There was no allowance for credit losses on held-to-maturity securities at December 31, 2021.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On a quarterly basis, the Company refreshes the credit quality of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

September 30, 2022	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$396.1	$—	$—	$—	$—	$—	$396.1
State, county, and municipal securities	69.4	93.8	12.0	—	—	8.8	184.0
Obligations of U.S. government agencies	350.8	—	—	—	—	—	350.8
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	2,261.3	—	—	—	—	—	2,261.3
GNMA	215.3	—	—	—	—	—	215.3
Corporate securities	—	—	—	65.1	10.0	5.0	80.1
Total	$3,292.9	$93.8	$12.0	$65.1	$10.0	$13.8	$3,487.6

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
State, county, and municipal securities	$17.2	$31.6	$14.7	$—	$4.1	$67.6
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	1,439.1	—	—	—	—	1,439.1
GNMA	169.9	—	—	—	—	169.9
Corporate securities	—	—	4.0	7.0	—	11.0
Total	$1,626.2	$31.6	$18.7	$7.0	$4.1	$1,687.6
As of September 30, 2022 and December 31, 2021, the Company had $34.3 million and $16.6 million, respectively, of accrued interest receivable on the consolidated balance sheet. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the allowance for credit losses calculation.
As of September 30, 2022 and December 31, 2021, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of September 30, 2022 and December 31, 2021, there were no collateral dependent available-for-sale or held-to-maturity securities.
There were no material gross realized gains and $46.3 million in gross realized losses on the disposition of available-for-sale investment securities, primarily related to the $500.0 million in US treasury notes, during the three months ended September 30, 2022. The gross realized losses were offset by $22.1 million in deferred gains realized related to the termination of the fair value derivative for a net realized loss of $24.2 million. For the nine months ended September 30, 2022, there were no material gross realized gains and $46.4 million in gross realized losses. For the three and the nine month periods ended September 30, 2021, there were no material gross realized gains and no material gross realized losses.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
September 30, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$57.1	$56.4	$5.1	$5.0
After one year but within five years	1,049.0	998.0	546.0	524.2
After five years but within ten years	1,918.3	1,710.2	797.1	695.2
After ten years	4,423.8	4,018.8	2,139.4	1,839.1
Total	$7,448.2	$6,783.4	$3,487.6	$3,063.5
As of September 30, 2022, the Company held investment securities callable within one year having amortized costs and estimated fair values of $777.7 million and $706.2 million, respectively. These investment securities are primarily included in the “after five years but within ten years” category in the table above. As of September 30, 2022, the Company had no callable structured notes.
As of September 30, 2022 and December 31, 2021, the Company has amortized costs of $4,836.7 million and $2,617.8 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values of $4,265.1 million and $2,610.8 million, as of September 30, 2022 and December 31, 2021, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of September 30, 2022 and December 31, 2021, the Company held $131.9 million and $53.8 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(5)     Loans Held for Sale

The following table presents loans held for sale by segment for the dates indicated:

	September 30, 2022	December 31, 2021
Loans Held for Sale:
Agricultural	$63.0	$—
Commercial construction	12.4	—
Residential real estate	18.2	30.1
Total loans held for sale	$93.6	$30.1
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
As of September 30, 2022, loans held for sale included nonaccrual loans of $43.1 million, of which $30.7 million were agricultural loans and $12.4 million was a commercial construction loan. There were no loans held for sale that were considered a troubled debt restructuring as of September 30, 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Subsequent to the acquisition date, agricultural loans with a carrying value of $19.8 million were reclassified from loans held for sale to loans held for investment due to management’s change in intent and decision not to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Company recorded a charge-off of $5.1 million to the allowance for credit losses, which established a new aggregate cost basis for the loans of $14.7 million on the date of transfer. In addition to the reclassification of agricultural loans, subsequent to the acquisition date, the Company increased the fair value mark on loans held for sale of $35.1 million, transferred a $12.4 million legacy commercial construction loan from loans held for investment to loans held for sale, sold $23.4 million of commercial loans, and recorded $108.7 million of net repayments and discounted pay-offs.
(6)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	September 30, 2022	December 31, 2021
Real estate loans:
Commercial	$8,026.9	$3,971.5
Construction loans:
Land acquisition & development	393.2	247.8
Residential	501.4	262.0
Commercial	1,128.4	498.0
Total construction loans	2,023.0	1,007.8
Residential	2,127.7	1,538.2
Agricultural	800.9	213.9
Total real estate loans	12,978.5	6,731.4
Consumer loans:
Indirect	780.8	737.6
Direct and advance lines	155.0	129.2
Credit card	74.2	64.9
Total consumer loans	1,010.0	931.7
Commercial	2,966.1	1,475.5
Agricultural	658.2	203.9
Other, including overdrafts	3.8	1.5
Loans held for investment	17,616.6	9,344.0
Deferred loan fees and costs	(13.1)	(12.3)
Loans held for investment, net of deferred fees and costs	17,603.5	9,331.7
Allowance for credit losses	(213.0)	(122.3)
Net loans held for investment	$17,390.5	$9,209.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2022	Beginning Balance	Provisional ACL Recorded for PCD loans	Provision for (reversal of) Credit Losses	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$29.5	$—	$(5.5)	$(0.1)	$—	$23.9
Owner occupied	26.6	—	(3.7)	—	1.8	24.7
Multi-family	33.4	—	(2.6)	(5.7)	—	25.1
Total commercial real estate	89.5	—	(11.8)	(5.8)	1.8	73.7
Construction:
Land acquisition & development	0.8	—	(0.2)	—	0.1	0.7
Residential construction	3.4	—	(0.3)	—	—	3.1
Commercial construction	14.9	—	16.4	(6.6)	—	24.7
Total construction	19.1	—	15.9	(6.6)	0.1	28.5
Residential real estate:
Residential 1-4 family	18.2	—	0.9	—	—	19.1
Home equity and HELOC	1.5	—	0.1	(0.1)	0.1	1.6
Total residential real estate	19.7	—	1.0	(0.1)	0.1	20.7
Agricultural real estate	5.4	—	0.4	—	—	5.8
Total real estate	133.7	—	5.5	(12.5)	2.0	128.7
Consumer:
Indirect	13.1	—	1.6	(1.2)	0.6	14.1
Direct and advance lines	5.0	—	1.3	(1.4)	0.4	5.3
Credit card	2.2	—	0.3	(0.3)	0.2	2.4
Total consumer	20.3	—	3.2	(2.9)	1.2	21.8
Commercial:
Commercial and floor plans	54.1	—	(2.2)	(0.5)	1.0	52.4
Commercial purpose secured by 1-4 family	5.5	—	0.4	—	—	5.9
Credit card	0.3	—	0.2	(0.3)	—	0.2
Total commercial	59.9	—	(1.6)	(0.8)	1.0	58.5
Agricultural:
Agricultural	6.5	—	(2.5)	—	—	4.0
Total agricultural	6.5	—	(2.5)	—	—	4.0
Total allowance for credit losses	$220.4	$—	$4.6	$(16.2)	$4.2	$213.0

(1) Amounts presented exclude the allowance for credit losses related to unfunded commitments. These amounts are included in Note “Financial Instruments with Off-Balance Sheet Risk” and the allowance for credit losses related to investment securities which are included in Note “Investment Securities” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2022	Beginning Balance	Provisional ACL Recorded for PCD loans	Provision for (reversal of) Credit Losses (2)	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$17.2	$(7.6)	$(3.0)	$—	$23.9
Owner occupied	13.3	9.5	2.3	(2.2)	1.8	24.7
Multi-family	13.3	10.9	5.9	(5.7)	0.7	25.1
Total commercial real estate	43.9	37.6	0.6	(10.9)	2.5	73.7
Construction:
Land acquisition & development	0.5	3.4	(0.8)	(2.7)	0.3	0.7
Residential construction	2.4	—	0.7	—	—	3.1
Commercial construction	6.0	0.2	25.1	(6.6)	—	24.7
Total construction	8.9	3.6	25.0	(9.3)	0.3	28.5
Residential real estate:
Residential 1-4 family	13.4	0.1	5.4	(0.1)	0.3	19.1
Home equity and HELOC	1.2	—	0.1	(0.1)	0.4	1.6
Total residential real estate	14.6	0.1	5.5	(0.2)	0.7	20.7
Agricultural real estate	1.9	2.3	1.7	(0.2)	0.1	5.8
Total real estate	69.3	43.6	32.8	(20.6)	3.6	128.7
Consumer:
Indirect	14.3	—	0.9	(2.9)	1.8	14.1
Direct and advance lines	4.6	—	1.7	(2.8)	1.8	5.3
Credit card	2.2	—	1.6	(1.8)	0.4	2.4
Total consumer	21.1	—	4.2	(7.5)	4.0	21.8
Commercial:
Commercial and floor plans	27.1	11.2	18.1	(5.8)	1.8	52.4
Commercial purpose secured by 1-4 family	4.4	0.2	1.2	—	0.1	5.9
Credit card	0.1	—	0.6	(0.5)	—	0.2
Total commercial	31.6	11.4	19.9	(6.3)	1.9	58.5
Agricultural:
Agricultural	0.3	4.5	3.3	(5.4)	1.3	4.0
Total agricultural	0.3	4.5	3.3	(5.4)	1.3	4.0
Total allowance for credit losses	$122.3	$59.5	$60.2	$(39.8)	$10.8	$213.0

(1) Amounts presented are exclusive of the allowance for credit losses related to unfunded commitments which are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

(2) Amounts include $68.3 million related to the acquired GWB non-PCD loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended September 30, 2021	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$22.9	$1.1	$—	$—	$24.0
Owner occupied	16.6	(0.6)	—	—	16.0
Multi-family	11.6	0.2	—	—	11.8
Total commercial real estate	51.1	0.7	—	—	51.8
Construction:
Land acquisition & development	1.0	(0.2)	—	0.1	0.9
Residential construction	1.5	0.3	—	—	1.8
Commercial construction	8.0	(1.3)	—	—	6.7
Total construction	10.5	(1.2)	—	0.1	9.4
Residential real estate:
Residential 1-4 family	13.4	(0.2)	—	—	13.2
Home equity and HELOC	1.4	(0.1)	—	0.1	1.4
Total residential real estate	14.8	(0.3)	—	0.1	14.6
Agricultural real estate	3.0	0.1	—	—	3.1
Total real estate	79.4	(0.7)	—	0.2	78.9
Consumer:
Indirect	15.8	(0.1)	(0.8)	0.5	15.4
Direct and advance lines	4.6	0.5	(0.8)	0.4	4.7
Credit card	1.6	0.4	(0.4)	0.2	1.8
Total consumer	22.0	0.8	(2.0)	1.1	21.9
Commercial:
Commercial and floor plans	29.0	0.3	(0.1)	0.2	29.4
Commercial purpose secured by 1-4 family	4.4	(0.2)	—	—	4.2
Credit card	0.3	—	—	—	0.3
Total commercial	33.7	0.1	(0.1)	0.2	33.9
Agricultural:
Agricultural	0.4	—	—	—	0.4
Total agricultural	0.4	—	—	—	0.4
Total allowance for credit losses	$135.5	$0.2	$(2.1)	$1.5	$135.1

(1) Amounts presented exclude the allowance for credit losses related to unfunded commitments. These amounts are included in Note “Financial Instruments with Off-Balance Sheet Risk” included in this report.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2021	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(1.6)	$—	$0.1	$24.0
Owner occupied	18.3	—	(2.3)	—	16.0
Multi-family	11.0	0.8	—	—	11.8
Total commercial real estate	54.8	(0.8)	(2.3)	0.1	51.8
Construction:
Land acquisition & development	1.3	(0.8)	(0.1)	0.5	0.9
Residential construction	1.6	0.3	(0.1)	—	1.8
Commercial construction	7.3	(0.6)	(0.1)	0.1	6.7
Total construction	10.2	(1.1)	(0.3)	0.6	9.4
Residential real estate:
Residential 1-4 family	11.4	1.8	—	—	13.2
Home equity and HELOC	1.4	(0.2)	(0.1)	0.3	1.4
Total residential real estate	12.8	1.6	(0.1)	0.3	14.6
Agricultural real estate	2.7	0.4	—	—	3.1
Total real estate	80.5	0.1	(2.7)	1.0	78.9
Consumer:
Indirect	16.7	(0.3)	(2.9)	1.9	15.4
Direct and advance lines	4.6	1.2	(2.0)	0.9	4.7
Credit card	2.6	—	(1.4)	0.6	1.8
Total consumer	23.9	0.9	(6.3)	3.4	21.9
Commercial:
Commercial and floor plans	34.2	(4.9)	(2.2)	2.3	29.4
Commercial purpose secured by 1-4 family	4.7	(0.8)	(0.1)	0.4	4.2
Credit card	0.3	0.2	(0.3)	0.1	0.3
Total commercial	39.2	(5.5)	(2.6)	2.8	33.9
Agricultural:
Agricultural	0.7	(0.1)	(0.2)	—	0.4
Total agricultural	0.7	(0.1)	(0.2)	—	0.4
Total allowance for credit losses	$144.3	$(4.6)	$(11.8)	$7.2	$135.1

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of September 30, 2022	Business Assets	Real Property	Other	Total
Real estate	$2.2	$39.1	$—	$41.3
Commercial	1.4	4.9	—	6.3
Agricultural	0.3	9.7	—	10.0
Total collateral-dependent	$3.9	$53.7	$—	$57.6

	Collateral Type
As of December 31, 2021	Business Assets	Real Property	Other	Total
Real estate	$1.2	$7.0	$—	$8.2
Commercial	1.8	1.0	—	2.8
Agricultural	—	0.7	—	0.7
Total collateral-dependent	$3.0	$8.7	$—	$11.7
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$9.7	$2.7	$1.4	$13.8	$7,986.6	$26.5	$8,026.9
Construction:
Land acquisition & development	0.6	0.4	0.2	1.2	388.1	3.9	393.2
Residential	3.9	—	0.4	4.3	497.1	—	501.4
Commercial	6.8	—	—	6.8	1,121.6	—	1,128.4
Total construction loans	11.3	0.4	0.6	12.3	2,006.8	3.9	2,023.0
Residential	1.1	3.4	1.2	5.7	2,115.6	6.4	2,127.7
Agricultural	1.3	—	0.7	2.0	783.3	15.6	800.9
Total real estate loans	23.4	6.5	3.9	33.8	12,892.3	52.4	12,978.5
Consumer:
Indirect consumer	6.0	1.3	0.2	7.5	771.3	2.0	780.8
Other consumer	0.7	0.2	0.1	1.0	153.9	0.1	155.0
Credit card	0.6	0.4	0.5	1.5	72.7	—	74.2
Total consumer loans	7.3	1.9	0.8	10.0	997.9	2.1	1,010.0
Commercial	9.5	1.7	1.8	13.0	2,941.4	11.7	2,966.1
Agricultural	2.1	0.1	0.1	2.3	642.7	13.2	658.2
Other, including overdrafts	—	—	—	—	3.8	—	3.8
Loans held for investment	$42.3	$10.2	$6.6	$59.1	$17,478.1	$79.4	$17,616.6

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
(1) As of September 30, 2022 and December 31, 2021, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2022 and 2021, respectively. There were $0.6 million and no reversals of accrued interest at September 30, 2022 and September 30, 2021. respectively.
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
The Company renegotiated loans in troubled debt restructurings in the amount of $68.1 million as of September 30, 2022, of which $8.4 million were included in non-accrual loans and $59.7 million were on accrual status. As of September 30, 2022, the Company allocated $0.4 million of its allowance for credit losses to these loans. The Company had no material commitments to lend additional funds to borrowers whose existing loans had been renegotiated or classified as non-accrual.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company had $48.1 million and $71.7 million of new troubled debt restructurings during the three and the nine months ended September 30, 2022, respectively.

	Number of Notes	Type of Concession				Principal Balance at Restructure
Three Months Ended September 30, 2022		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	1	$—	$—	$—	$46.1	$46.1
Agricultural real estate	1	—	0.1	—	—	0.1
Commercial	1	—	1.9	—	—	1.9
Total loans restructured during period	3	$—	$2.0	$—	$46.1	$48.1
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

	Number of Notes	Type of Concession				Principal Balance at Restructure
Nine Months Ended September 30, 2022		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	4	$3.2	$4.2	$—	$46.3	$53.7
Residential real estate	2	—	0.6	—	—	0.6
Agriculture real estate	2	—	9.0	—	—	9.0
Commercial	3	—	1.9	—	0.6	2.5
Agriculture	1	—	—	—	5.9	5.9
Total loans restructured during period	12	$3.2	$15.7	$—	$52.8	$71.7
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.

For troubled debt restructurings that were on non-accrual status or otherwise deemed collateral-dependent before a modification, the Company may record an allowance for credit losses depending on the circumstances. In periods after modification, the Company continues to evaluate all troubled debt restructurings for possible credit deterioration and, where deterioration is observed, recognizes credit loss through the allowance. Additionally, the Company continues to work these loans through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of troubled debt restructurings may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had $5.7 million in charge-offs directly related to modifying an acquired PCD loan, for which a troubled debt restructuring was initiated during the three and the nine months ended September 30, 2022. The Company had no charge-offs directly related to troubled debt restructurings during the three and the nine months ended September 30, 2021.
The Company had no material troubled debt restructurings resulting in payment default during the previous 12 months ended September 30, 2022. The Company considers a payment default to occur on troubled debt restructurings when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification.

The Company modified the terms of certain other loans with a total recorded investment of $191.4 million as of September 30, 2022, where the loan did not meet the definition of a troubled debt restructuring and the borrowers had not been experiencing financial difficulties or there were delays in a payment considered to be insignificant. The Company determines whether a borrower is experiencing financial difficulty by evaluating the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification as required under the Company’s internal underwriting policy.

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
The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the GWB acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans) as amended for measurement period adjustments as of September 30, 2022:

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale for the periods indicated:

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$784.9	$784.8	$666.7	$463.9	$279.4	$913.3	$27.5	$3,920.5
Special mention	6.0	4.4	0.4	4.7	8.3	19.8	—	43.6
Substandard	3.5	33.2	10.7	18.9	20.1	9.5	—	95.9
Doubtful	—	—	—	—	1.8	—	—	1.8
Total	$794.4	$822.4	$677.8	$487.5	$309.6	$942.6	$27.5	$4,061.8
Commercial real estate owner occupied:
Pass	$621.4	$757.4	$552.2	$282.9	$177.4	$589.9	$16.3	$2,997.5
Special mention	5.2	8.8	1.5	11.1	2.8	9.8	0.3	39.5
Substandard	12.1	3.0	2.3	4.6	2.8	17.8	0.4	43.0
Doubtful	0.4	1.5	—	—	7.9	2.0	—	11.8
Total	$639.1	$770.7	$556.0	$298.6	$190.9	$619.5	$17.0	$3,091.8
Commercial multi-family:
Pass	$267.4	$209.6	$188.8	$52.5	$35.7	$115.7	$1.5	$871.2
Special mention	—	—	—	—	—	1.8	—	1.8
Substandard	—	—	—	—	—	0.3	—	0.3
Total	$267.4	$209.6	$188.8	$52.5	$35.7	$117.8	$1.5	$873.3
Land, acquisition and development:
Pass	$122.7	$141.0	$31.7	$25.6	$12.4	$30.1	$17.7	$381.2
Special mention	6.7	—	—	—	0.2	0.3	—	7.2
Substandard	—	0.8	0.2	—	—	0.6	—	1.6
Doubtful	—	3.2	—	—	—	—	—	3.2
Total	$129.4	$145.0	$31.9	$25.6	$12.6	$31.0	$17.7	$393.2
Residential construction:
Pass	$104.2	$133.9	$0.4	$9.2	$0.4	$5.5	$247.0	$500.6
Substandard	—	0.4	—	—	—	0.4	—	0.8
Total	$104.2	$134.3	$0.4	$9.2	$0.4	$5.9	$247.0	$501.4
Commercial construction:
Pass	$358.1	$469.0	$180.9	$76.2	$0.5	$—	$15.6	$1,100.3
Special mention	2.1	—	23.1	—	—	—	—	25.2
Substandard	2.9	—	—	—	—	—	—	2.9
Total	$363.1	$469.0	$204.0	$76.2	$0.5	$—	$15.6	$1,128.4
Agricultural real estate:
Pass	$162.5	$175.6	$119.5	$67.3	$48.0	$111.9	$28.7	$713.5
Special mention	2.0	2.8	2.3	2.3	9.6	3.3	11.2	33.5
Substandard	1.1	13.9	3.6	3.4	3.2	14.2	11.4	50.8
Doubtful	—	—	3.1	—	—	—	—	3.1
Total	$165.6	$192.3	$128.5	$73.0	$60.8	$129.4	$51.3	$800.9
Commercial and floor plans:
Pass	$415.9	$406.3	$233.4	$138.5	$130.3	$178.9	$707.5	$2,210.8
Special mention	10.1	9.6	2.1	3.9	1.4	5.2	64.5	96.8
Substandard	8.0	1.2	3.4	2.7	3.5	2.4	6.6	27.8
Doubtful	0.3	4.7	—	—	—	—	—	5.0
Total	$434.3	$421.8	$238.9	$145.1	$135.2	$186.5	$778.6	$2,340.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial purpose secured by 1-4 family:
Pass	$155.8	$140.4	$71.6	$31.4	$31.0	$43.2	$29.9	$503.3
Special mention	0.2	1.1	2.3	0.2	1.5	0.3	—	5.6
Substandard	0.2	0.3	0.1	0.3	0.9	1.2	0.1	3.1
Total	$156.2	$141.8	$74.0	$31.9	$33.4	$44.7	$30.0	$512.0
Agricultural:
Pass	$107.6	$70.9	$35.0	$12.8	$9.9	$1.5	$356.3	$594.0
Special mention	1.5	3.4	0.6	1.2	0.7	—	12.1	19.5
Substandard	23.1	6.5	5.0	0.9	4.2	1.1	1.4	42.2
Doubtful	—	0.6	—	—	—	—	—	0.6
Total	$132.2	$81.4	$40.6	$14.9	$14.8	$2.6	$369.8	$656.3

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$507.9	$452.2	$237.9	$150.4	$76.3	$409.0	$15.3	$1,849.0
Special mention	0.2	3.1	2.1	—	—	3.6	—	9.0
Substandard	3.9	15.3	2.3	0.7	1.0	12.4	—	35.6
Total	$512.0	$470.6	$242.3	$151.1	$77.3	$425.0	$15.3	$1,893.6
Commercial real estate owner occupied:
Pass	$452.7	$314.9	$235.0	$151.0	$94.5	$322.5	$14.2	$1,584.8
Special mention	1.3	3.2	1.5	7.4	3.5	13.8	—	30.7
Substandard	3.8	4.3	4.7	5.4	2.7	20.3	—	41.2
Total	$457.8	$322.4	$241.2	$163.8	$100.7	$356.6	$14.2	$1,656.7
Commercial multi-family:
Pass	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Total	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Land, acquisition and development:
Pass	$113.0	$41.5	$34.2	$14.8	$19.8	$20.8	$1.2	$245.3
Special mention	—	0.1	—	—	0.1	0.3	—	0.5
Substandard	0.8	0.2	—	0.6	0.3	0.1	—	2.0
Total	$113.8	$41.8	$34.2	$15.4	$20.2	$21.2	$1.2	$247.8
Residential construction:
Pass	$112.4	$7.0	$13.7	$0.9	$—	$—	$127.2	$261.2
Substandard	—	0.4	—	—	0.4	—	—	0.8
Total	$112.4	$7.4	$13.7	$0.9	$0.4	$—	$127.2	$262.0
Commercial construction:
Pass	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0
Total	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0

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

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$195.3	$466.3	$550.2	$102.3	$32.6	$230.2	$—	$1,576.9
Nonperforming	—	0.2	0.4	0.5	0.4	3.4	—	4.9
Total	$195.3	$466.5	$550.6	$102.8	$33.0	$233.6	$—	$1,581.8
Consumer home equity and HELOC:
Performing	$14.9	$8.7	$5.4	$4.4	$5.7	$17.6	$486.5	$543.2
Nonperforming	0.5	0.3	0.1	0.1	0.1	1.2	0.4	2.7
Total	$15.4	$9.0	$5.5	$4.5	$5.8	$18.8	$486.9	$545.9
Consumer indirect:
Performing	$279.0	$194.9	$144.5	$69.0	$39.5	$51.7	$—	$778.6
Nonperforming	0.2	0.6	0.4	0.3	0.2	0.5	—	2.2
Total	$279.2	$195.5	$144.9	$69.3	$39.7	$52.2	$—	$780.8
Consumer direct and advance line:
Performing	$45.0	$36.2	$20.9	$10.5	$7.9	$9.7	$24.6	$154.8
Nonperforming	—	0.1	—	—	—	0.1	—	0.2
Total	$45.0	$36.3	$20.9	$10.5	$7.9	$9.8	$24.6	$155.0

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

As of September 30, 2022	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$73.8	$113.3	$1.9	$189.0
Nonperforming	0.4	0.4	—	0.8
Total credit card	$74.2	$113.7	$1.9	$189.8

As of December 31, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.4	$73.1	$1.5	$139.0
Nonperforming	0.5	0.1	—	0.6
Total credit card	$64.9	$73.2	$1.5	$139.6
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the nine months ended September 30, 2022 or 2021.
(7)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$16.8	$2.0	$2.0	$2.5
Acquired through acquisition	—	—	15.8	—
Additions	0.3	0.4	0.4	0.7
Valuation adjustments	(0.2)	—	(0.2)	—
Dispositions	(0.5)	(0.1)	(1.6)	(0.9)
Ending balance	$16.4	$2.3	$16.4	$2.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The carrying value of foreclosed residential real estate properties included in other real estate owned was not material as of September 30, 2022 and December 31, 2021. The Company had no material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of September 30, 2022 and December 31, 2021.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps that were designated as cash flow hedges on the trust preferred securities involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021 and the first quarter of 2022, such derivatives were used to hedge the variable cash flows associated with the existing variable-rate borrowings (trust preferred securities). The trades that the Company had in place on its trust preferred securities matured during the first and second quarters of 2022. As part of the Company’s overall asset and liability management strategy, in August 2022 the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fixes the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount.

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
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During 2021, the Company entered into two forward starting, fixed interest rate fair value hedges associated with U.S. Treasury securities. During the second quarter of 2022, the Company terminated the $500.0 million, two-year forward starting, three-year pay-fixed interest rate swap, resulting in a $23.3 million gain. The gain associated with the $500.0 million interest rate swap was to be accreted into income through May 2026. However, the U.S. Treasury securities associated with the swap were sold during the third quarter of 2022. As such, the gain was accreted through August 2022 and then in September 2022 the remaining gain was recognized as income. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	September 30, 2022		December 31, 2021
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$—	$—	$695.6	$(4.4)

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

	September 30, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap contracts	—		—	700.0		4.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,743.3		42.1	913.9		22.2
Interest rate lock commitments	—		—	77.3		1.8
Forward loan sales contracts	32.3		0.6	—		—
Derivative assets in the balance sheet	$1,775.6	Other Assets	$42.7	$1,691.2	Other Assets	$28.1

Derivatives designated as hedges:
Interest rate collars	$300.0		$5.6	$—		$—
Interest rate swap contracts	—		—	87.6		0.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,743.3		163.7	913.9		18.1
Risk participation agreements	107.2		0.1	—		—
Interest rate lock commitments	25.9		0.5	—		—
Forward loan sales contracts	—		—	102.4		—
Derivative liabilities in the balance sheet	$2,176.4	Accrued Expenses	$169.9	$1,103.9	Accrued Expenses	$18.2
There was a $5.6 million unrealized fair value loss on derivative instruments in accumulated other comprehensive loss during the three and the nine months ended September 30, 2022. There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive (loss) income during the three and the nine months ended 2021.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the three and the nine months ended September 30, 2022 or 2021.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2022	2021		2022	2021
	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$(0.2)	$1.3	Mortgage banking revenues	$(1.7)	$1.7
The Company recorded swap fee revenues of $2.5 million and $0.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $5.6 million and $1.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees.
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	September 30, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap contracts	$42.1	$—	$42.1	$—	$42.1	$—
Mortgage related derivatives	0.6	—	0.6	—	—	0.6
Total derivatives	42.7	—	42.7	—	42.1	0.6
Total assets	$42.7	$—	$42.7	$—	$42.1	$0.6
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$169.3	$—	$169.3	$—	$5.6	$163.7
Risk participation agreements	0.1	—	0.1	—	—	0.1
Mortgage related derivatives	0.5	—	0.5	—	—	0.5
Total derivatives	169.9	—	169.9	—	5.6	164.3
Repurchase agreements	1,075.6	—	1,075.6	—	1,075.6	—
Total liabilities	$1,245.5	$—	$1,245.5	$—	$1,081.2	$164.3

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
As of September 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $5.6 million related to these agreements. As of September 30, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at their termination value of $5.6 million.

(9)    Capital Stock
On February 1, 2022, the Company issued 46,879,601 shares of its Class A common stock with an aggregate value of approximately $1.7 billion as consideration for the acquisition of Great Western. During the nine months ended September 30, 2022 and 2021, the Company also issued 33,769 shares and 19,081 shares, respectively, of its Class A common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors is included in employee benefits in the consolidated statement of income and in stock-based compensation expense in the consolidated statements of changes in stockholders' equity.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On May 25, 2022, the Company’s board of directors adopted a new stock repurchase program to replace the program that had been in place since 2019 and had 1,889,158 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company may repurchase up to 5.0 million of its outstanding shares of Class A common stock. There were 3,279,300 shares repurchased and retired under the new program during the three months ended September 30, 2022 at a total cost of $133.1 million, including costs and commissions, at an average cost of $40.59 per share. The shares of common stock repurchased during the period completes the 5.0 million shares authorized to be repurchased. The 5.0 million shares repurchased during the nine months ended September 30, 2022 were purchased at a total cost of $197.4 million, including costs and commissions, at an average per share cost of $39.48.
All other stock repurchases during the nine months ended September 30, 2022 and 2021, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
The Company had 104,450,804 shares of Class A common stock outstanding as of September 30, 2022. The Company had 41,699,409 shares of Class A common stock and 20,501,047 shares of Class B common stock outstanding as of December 31, 2021.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$85.7	$47.1	$116.4	$141.0
Weighted average common shares outstanding for basic earnings per share computation	106,525,974	61,673,656	102,879,422	61,641,342
Dilutive effects of stock-based compensation	63,725	74,316	55,938	91,480
Weighted average common shares outstanding for diluted earnings per common share computation	106,589,699	61,747,972	102,935,360	61,732,822

Basic earnings per common share	$0.80	$0.76	$1.13	$2.29
Diluted earnings per common share	$0.80	$0.76	$1.13	$2.28

Anti-dilutive unvested time restricted stock	48,871	89,142	51,161	88,677
The Company had 481,567 and 355,981 shares of unvested restricted stock as of September 30, 2022 and 2021, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(11)    Regulatory Capital
As of September 30, 2022 and December 31, 2021, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2022 and December 31, 2021 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,820.2	12.50%	$1,804.7	8.00%	$2,368.7	10.50%	$2,255.9	10.00%
FIB	2,704.8	12.01	1,801.1	8.00	2,363.9	10.50	2,251.4	10.00
Tier 1 risk-based capital:
Consolidated	2,366.8	10.49	1,353.5	6.00	1,917.5	8.50	1,804.7	8.00
FIB	2,508.9	11.14	1,350.8	6.00	1,913.7	8.50	1,801.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,366.8	10.49	1,015.1	4.50	1,579.1	7.00	1,466.3	6.50
FIB	2,508.9	11.14	1,013.1	4.50	1,576.0	7.00	1,463.4	6.50
Leverage capital ratio:
Consolidated	2,366.8	7.67	1,234.4	4.00	1,234.4	4.00	1,543.0	5.00
FIB	2,508.9	8.14	1,232.2	4.00	1,232.2	4.00	1,540.2	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(1)
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,659.3	14.11%	$940.9	8.00%	$1,235.0	10.50%	$1,176.2	10.00%
FIB	1,472.5	12.56	938.0	8.00	1,231.1	10.50	1,172.5	10.00
Tier 1 risk-based capital:
Consolidated	1,469.0	12.49	705.7	6.00	999.7	8.50	940.9	8.00
FIB	1,382.2	11.79	703.5	6.00	996.6	8.50	938.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,384.8	11.77	529.3	4.50	823.3	7.00	764.5	6.50
FIB	1,382.2	11.79	527.6	4.50	820.8	7.00	762.1	6.50
Leverage capital ratio:
Consolidated	1,469.0	7.68	765.5	4.00	765.5	4.00	956.9	5.00
FIB	1,382.2	7.24	764.1	4.00	764.1	4.00	955.1	5.00
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of the Current Expected Credit Loss accounting standard (“CECL”), or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer transitioning the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted transition relief over the permissible five-year period.
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
As of September 30, 2022, the Company had commitments under construction contracts of $1.6 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $1.0 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$6.2	$3.4	$3.8	$3.7
Provision for (reversal of) credit loss expense	3.5	(0.2)	5.9	(0.5)
Ending balance of allowance for off-balance sheet credit losses	$9.7	$3.2	$9.7	$3.2

	September 30, 2022	December 31, 2021
Unused credit card lines	$814.9	$681.6
Commitments to extend credit	5,011.0	2,539.8
Standby letter of credit	92.4	57.5
(14)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Investment securities available-for sale:
Change in net unrealized loss during period	$(236.4)	$(13.4)	$(53.4)	$(3.3)	$(183.0)	$(10.1)
Reclassification adjustment for net loss (gain) included in net income	24.2	(0.3)	5.5	(0.1)	18.7	(0.2)
Net change in unamortized (gains) losses on available-for-sale securities transferred into held-to-maturity	(1.7)	(2.5)	(0.4)	(0.6)	(1.3)	(1.9)
Change in net unrealized gain (loss) on derivatives	(15.9)	3.2	(3.6)	0.8	(12.3)	2.4
Total other comprehensive loss	$(229.8)	$(13.0)	$(51.9)	$(3.2)	$(177.9)	$(9.8)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Investment securities available-for sale:
Change in net unrealized loss during period	$(650.6)	$(81.0)	$(161.3)	$(20.5)	$(489.3)	$(60.5)
Reclassification adjustment for net loss (gain) included in net income	24.4	(0.2)	5.5	(0.1)	18.9	(0.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	—	0.1	—	0.1	—
Net change in unamortized (gains) losses on available-for-sale securities transferred into held-to-maturity	(25.6)	22.3	(6.3)	5.7	(19.3)	16.6
Change in net unrealized gain (loss) on derivatives	(9.6)	2.3	(2.5)	0.6	(7.1)	1.7
Total other comprehensive loss	$(661.2)	$(56.6)	$(164.5)	$(14.3)	$(496.7)	$(42.3)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(499.1)	$(29.0)
Net unrealized (loss) gain on investment securities transferred to held-to-maturity	(4.4)	15.0
Net unrealized gain on derivatives	(4.2)	3.0
Net accumulated other comprehensive loss	$(507.7)	$(11.0)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and the nine months ended September 30, 2022 and 2021.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three and the nine months ended September 30, 2022 and 2021.
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
Interest Rate Collars: The fair values of interest rate collars are obtained from an independent third party. The values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions, was not significant in the reported periods. The Company also compares the reasonableness of the pricing semi-annually through a validation process involving additional independent third parties.

Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the three-month LIBOR forward curve to estimate variable rate cash inflows and the Secured Overnight Financing Rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions, was not significant in the reported periods. The Company also compares the reasonableness of the pricing semi-annually through a validation process involving additional independent third parties..

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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$336.8	$336.8	$—	$—
State, county, and municipal securities	260.5	—	260.5	—
Obligations of U.S. government agencies	199.0	—	199.0	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	4,409.7	—	4,409.7	—
Private mortgage-backed securities	233.2	—	233.2	—
Collateralized loan obligations	1,105.1	—	1,105.1	—
Corporate securities	239.1	—	239.1	—
Loans held for sale	93.6	—	93.6	—
Derivative assets:
Interest rate swap contracts	42.1	—	42.1	—
Forward loan sale contracts	0.6	—	0.6	—
Derivative liabilities:
Interest rate collars	5.6	—	5.6	—
Interest rate swap contracts	163.7	—	163.7	—
Risk participation agreements	0.1	—	0.1	—
Interest rate lock commitments	0.5	—	0.5	—
Deferred compensation plan assets	19.0	—	19.0	—
Deferred compensation plan liabilities	19.0	—	19.0	—

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
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$57.6	$—	$—	$57.6
Other real estate owned	16.4	—	—	16.4
Long-lived assets to be disposed of by sale	6.7	—	—	6.7

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$11.7	$—	$—	$11.7
Other real estate owned	2.0	—	—	2.0
Long-lived assets to be disposed of by sale	1.3	—	—	1.3
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2022 and December 31, 2021, the Company had collateral-dependent loans with a carrying and fair value of $57.6 million and $11.7 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had no material write downs on OREO properties during the nine months ended September 30, 2022 and 2021, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2022, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $6.7 million, with no write-downs charged to other expense. As of December 31, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.3 million, with no write-downs charged to other expense.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2022	December 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$57.6	$11.7	Appraisal	Appraisal adjustment	1%	-	18%	(7%)
Other real estate owned	16.4	2.0	Appraisal	Appraisal adjustment	0%	-	0%	0%
Long-lived assets to be disposed of by sale	6.7	1.3	Appraisal	Appraisal adjustment	0%	-	0%	0%
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$591.9	$591.9	$591.9	$—	$—
Investment debt securities available-for-sale	6,783.4	6,783.4	336.8	6,446.6	—
Investment debt securities held-to-maturity	3,485.7	3,063.5	385.5	2,678.0	—
Accrued interest receivable	106.4	106.4	—	106.4	—
Mortgage servicing rights, net	31.8	36.6	—	36.6	—
Loans held for sale	93.6	93.6	—	93.6	—
Net loans held for investment	17,390.5	17,293.6	—	17,236.0	57.6
Derivative assets	42.7	42.7	—	42.7	—
Deferred compensation plan assets	19.0	19.0	—	19.0	—
Total financial assets	$28,545.0	$28,030.7	$1,314.2	$26,658.9	$57.6

Financial liabilities:
Total deposits, excluding time deposits	$24,255.6	$24,255.6	$24,255.6	$—	$—
Time deposits	1,629.2	1,587.2	—	1,587.2	—
Securities sold under repurchase agreements	1,075.6	1,075.6	—	1,075.6	—
Other borrowed funds	625.0	625.0	—	625.0	—
Accrued interest payable	7.4	7.4	—	7.4	—
Long-term debt	120.7	116.7	—	116.7	—
Subordinated debentures held by subsidiary trusts	163.1	157.1	—	157.1	—
Derivative liabilities	169.9	169.9	—	169.9	—
Deferred compensation plan liabilities	19.0	19.0	—	19.0	—
Total financial liabilities	$28,065.5	$28,013.5	$24,255.6	$3,757.9	$—

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

(16)    Other Borrowed Funds

At September 30, 2022, the Company had $625.0 million in outstanding Federal Home Loan Bank (“FHLB”) borrowings consisting of $550.0 million in 3.29% variable rate overnight borrowings and $75.0 million in 3.20% fixed rate one-month borrowings, as compared to no outstanding borrowings from the FHLB at December 31, 2021. The Company has a remaining borrowing capacity at FHLB of $3,962.4 million. The borrowings are collateralized by certain loans with an advance equivalent collateral value of $4,588.0 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(17)    Recent Authoritative Accounting Guidance
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
(18)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 24, 2022, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on November 18, 2022 to shareholders of record as of November 8, 2022.
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

We also derive income from non-interest sources such as: (i) fees received in connection with various lending and deposit services; (ii) wealth management services, such as trust, employee benefit, investment, and insurance services; (iii) mortgage loan originations, sales, and servicing; (iv) merchant and electronic banking services; and (v) from time-to-time, gains on sales of assets and securities.
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
On September 15, 2021, the Company entered into a definitive agreement to acquire all of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota. The acquisition of GWB expanded the Company’s geographical footprint with an enhanced platform for future growth. Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was completed on February 1, 2022 and core systems converted in May 2022, at which point GWB’s operations were integrated with the Company’s operations. The accompanying consolidated statements of income for the nine months ended September 30, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date.
On March 25, 2022, all outstanding shares of the Company’s Class B common stock automatically converted into shares of the Company’s Class A common stock on a one-for-one basis, pursuant to the terms of the Company’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”). No additional shares of Class B common stock are permitted to be issued. The former holders of Class B common stock now hold Class A common stock with the same voting powers, preferences, rights and qualifications, limitations and restrictions as the other holders of Class A common stock. All shares of the Company’s outstanding capital stock are now composed solely of shares of Class A common stock and are entitled to one vote per share. The Company’s Class A common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol “FIBK”
U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, and then decreased slightly to 8.2% in September 2022. The effect of inflation on the Company differs significantly from the effect on other industries. While our operating expenses are affected by general inflation, the asset and liability structure of the Company is largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans.
The Federal Reserve has stated its objective of returning inflation to 2% and has been aggressively acting to achieve this goal. The Federal Reserve increased short-term interest rates 25 basis points on March 16, 2022, 50 basis points on May 4, 2022, 75 basis points on June 15, 2022, 75 basis points on July 27, 2022, 75 basis points on September 21, 2022, and another 75 basis points on November 2, 2022. The Federal Reserve has also signaled an expectation on ongoing increases in the short-term interest rates at each of its remaining meetings in 2022, with a target rate of 4.40% by December 31, 2022. Prior to this, short-term interest rates had remained steady since March 2020. With these recent interest rate increases, the short end (up to two years) of the yield curve has steepened. While net interest margins remain below historical levels, net interest income continues to rise as a result of higher yields and a more favorable asset mix. However, increases in interest rates may have negative impacts on the Company’s clients and their ability to repay loans.

Gross domestic product declined for the first and second quarters of 2022 with the recent advance estimate released for the third quarter of 2022 suggesting a 2.6% increase for the quarter ending September 30, 2022. It is unclear whether the economic performance of the U.S. economy suffered a minor slip in 2022 from its regular pattern of growth or whether the negative growth is the beginning of a more sustained economic slowdown, downturn, or recession; any one of these could impact the Company whether it impacts the level of deposits by our clients, whether by causing higher volume of withdrawals or lower volume of deposits, and thus impacting one of our primary lending sources. The credit quality of the Company’s loans may also be impacted as clients weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
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
Net income increased $38.6 million, or 82.0%, to $85.7 million, or $0.80 per share during the three months ended September 30, 2022, as compared to net income of $47.1 million, or $0.76 per share for the same period in 2021. The increase during the quarter ended September 30, 2022 was primarily attributable to the acquisition of Great Western, partially offset by the loss on the sale of securities. Net income decreased $24.6 million, or 17.4%, to $116.4 million, or $1.13 per share during the nine months ended September 30, 2022, as compared to net income of $141.0 million, or $2.29 per share for the same period in 2021. The decrease was primarily attributable to the loss on sale of securities, along with the acquisition costs and the purchase accounting provision expense for the nine months ended September 30, 2022 associated with the acquisition of Great Western.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2022			September 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$17,543.8	$220.2	4.98%	$9,805.2	$112.2	4.54%
Investment securities (2)	10,819.6	65.9	2.42	5,875.0	18.8	1.27
Investment in FHLB and FRB stock	121.7	1.3	4.24	53.4	0.2	1.49
Interest bearing deposits in banks	244.4	1.4	2.27	1,712.2	0.7	0.16
Federal funds sold	1.7	—	—	0.1	—	—
Total interest earning assets	$28,731.2	$288.8	3.99%	$17,445.9	$131.9	3.00%
Non-earning assets	2,922.5			1,635.3
Total assets	$31,653.7			$19,081.2
Interest-bearing liabilities:
Demand deposits	$7,824.3	$5.1	0.26%	$4,474.0	$0.4	0.04%
Savings deposits	8,689.0	7.0	0.32	4,842.9	0.4	0.03
Time deposits	1,502.3	1.2	0.32	996.9	1.1	0.44
Repurchase agreements	1,107.7	0.8	0.29	993.5	0.1	0.04
Other borrowed funds	370.9	2.4	2.57	—	—	—
Long-term debt	120.4	1.5	4.94	112.4	1.5	5.29
Subordinated debentures held by subsidiary trusts	163.1	1.9	4.62	87.0	0.7	3.19
Total interest-bearing liabilities	$19,777.7	$19.9	0.40%	$11,506.7	$4.2	0.14%
Non-interest-bearing deposits	8,212.6			5,416.5
Other non-interest-bearing liabilities	423.7			172.7
Stockholders’ equity	3,239.7			1,985.3
Total liabilities and stockholders’ equity	$31,653.7			$19,081.2
Net FTE interest income		$268.9			$127.7
Less FTE adjustments (2)		(2.1)			(0.6)
Net interest income from consolidated statements of income		$266.8			$127.1
Interest rate spread			3.59%			2.86%
Net FTE interest margin (3)			3.71			2.90
Cost of funds, including non-interest-bearing demand deposits (4)			0.28			0.10

(1) Average loan balances include loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs of $0.7 million and $13.6 million at September 30, 2022 and September 30, 2021, respectively.

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
Net interest income included interest accretion related to the fair valuation of acquired loans of $17.7 million during the three months ended September 30, 2022, compared to interest accretion of $2.3 million during the three months ended September 30, 2021.
Net interest income increased $139.7 million, or 109.9%, to $266.8 million during the three months ended September 30, 2022, as compared to $127.1 million for the same period in 2021. The increase is a result of the growth in average earning assets, primarily related to the GWB acquisition, a favorable shift in the mix of earning assets, and higher yields on earning assets, which was partially offset by a decrease of $13.9 million in PPP loan income and higher interest expense. The Company earned a total of $0.3 million of interest income, including loan fees, on PPP loans during the three months ended September 30, 2022 as compared to $14.2 million of interest income, including loan fees, on PPP loans for the same period in 2021.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2022			September 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$16,425.3	$566.7	4.61%	$9,882.3	$325.9	4.41%
Investment securities (2)	9,835.0	147.3	2.00	5,147.5	53.8	1.40
Investment in FHLB and FRB stock	103.2	2.8	3.63	53.4	0.2	0.50
Interest bearing deposits in banks	1,841.5	6.5	0.47	1,824.9	1.7	0.12
Federal funds sold	0.6	—	—	0.1	—	—
Total interest earning assets	$28,205.6	$723.3	3.43%	$16,908.2	$381.6	3.02%
Non-earning assets	2,726.5			1,633.1
Total assets	$30,932.1			$18,541.3
Interest bearing liabilities:
Demand deposits	$7,596.0	$7.8	0.14%	$4,349.1	$1.4	0.04%
Savings deposits	8,829.1	9.7	0.15	4,710.1	1.1	0.03
Time deposits	1,485.4	3.1	0.28	1,020.3	3.9	0.51
Repurchase agreements	1,122.4	1.4	0.17	1,020.8	0.3	0.04
Other borrowed funds	125.0	2.4	2.57	—	—	—
Long-term debt	122.7	4.6	5.01	112.4	4.5	5.35
Subordinated debentures held by subsidiary trusts	154.4	4.3	3.72	87.0	2.1	3.23
Total interest-bearing liabilities	$19,435.0	$33.3	0.23%	$11,299.7	$13.3	0.16%
Non-interest-bearing deposits	7,925.0			5,096.5
Other non-interest-bearing liabilities	335.7			179.6
Stockholders’ equity	3,236.4			1,965.5
Total liabilities and stockholders’ equity	$30,932.1			$18,541.3
Net FTE interest income		$690.0			$368.3
Less FTE adjustments (2)		(5.8)			(1.7)
Net interest income from consolidated statements of income		$684.2			$366.6
Interest rate spread			3.20%			2.86%
Net FTE interest margin (3)			3.27			2.91
Cost of funds, including non-interest-bearing demand deposits (4)			0.16			0.11

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs of $6.3 million at September 30, 2022 and $30.7 million at September 30, 2021.

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

Net interest income included interest accretion related to the fair valuation of acquired loans of $34.4 million during the nine months ended September 30, 2022, compared to interest accretion of $7.2 million for the same period in 2021.
Our net FTE interest margin ratio increased 81 basis points to 3.71% for the three months ended September 30, 2022, as compared to 2.90% for the same period in 2021. Similarly, our net FTE interest margin ratio increased 36 basis points to 3.27% for the nine months ended September 30, 2022, as compared to 2.91% for the same period in 2021. The increases in net FTE interest margin ratio during the three months ended September 30, 2022, as compared to the same period in 2021, and during the nine months ended September 30, 2022, as compared to the same period in 2021, were primarily the result of increased yields on earning assets, due to a shift in the mix of earning assets toward investment securities and loans, and higher yields on loans, investment securities and cash.

Exclusive of the impact of interest accretion on acquired loans and PPP loan income, our net FTE interest margin ratio was 3.47% during the three months ended September 30, 2022, as compared to 2.60% for the same period in 2021, or an 87-basis point increase, and 3.06% during the nine months ended September 30, 2022, as compared to 2.69% in the same period in 2021, or a 37-basis point increase. These increases were primarily the result of increased yields on earning assets and a shift in the mix of earning assets toward loans and investment securities and away from cash.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the nine month periods ended September 30, 2022 and 2021. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2022 compared with Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 compared with Nine Months Ended September 30, 2021
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$88.6	$19.4	$108.0	$215.8	$25.0	$240.8
Investment securities (1)	15.8	31.3	47.1	49.0	44.5	93.5
Investment in FHLB and FRB stock	0.3	0.8	1.1	0.2	2.4	2.6
Interest bearing deposits in banks	(0.6)	1.3	0.7	—	4.8	4.8
Total change	104.1	52.8	156.9	265.0	76.7	341.7
Interest bearing liabilities:
Demand deposits	0.3	4.4	4.7	1.0	5.4	6.4
Savings deposits	0.3	6.3	6.6	0.9	7.7	8.6
Time deposits	0.6	(0.5)	0.1	1.8	(2.6)	(0.8)
Repurchase agreements	—	0.7	0.7	—	1.1	1.1
Other borrowed funds	—	2.4	2.4	—	2.4	2.4
Long-term debt	0.1	(0.1)	—	0.4	(0.3)	0.1
Subordinated debentures held by subsidiary trusts	0.6	0.6	1.2	1.6	0.6	2.2
Total change	1.9	13.8	15.7	5.7	14.3	20.0
Increase (decrease) in FTE net interest income (1)	$102.2	$39.0	$141.2	$259.3	$62.4	$321.7
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for (Reversal of) Credit Losses
The Company had an $8.4 million provision for credit losses during the three months ended September 30, 2022, as compared to no provision for or reversal of credit losses during same period in 2021. The provision incorporated the impact of net charge-offs of $12.0 million, or an annualized 0.27% of average loans outstanding, for the third quarter of 2022, compared to $0.6 million, or an annualized 0.02% of average loans outstanding during same period in 2021. The Company had a $68.0 million provision for credit losses during the nine months ended September 30, 2022, as compared to a $5.1 million reversal of credit losses during same period in 2021. The provision during the nine months ended September 30, 2022 includes $68.3 million related to the acquired non-PCD loans, $5.9 million related to the unfunded commitments, $1.9 million related to the held-to-maturity securities, and a net provision reversal of $8.1 million as a result of sustained improvement in loan quality trends in certain loan categories, offset by a negative trend in the economic outlook. The nine months ended September 30, 2022 provision considered the impact of net charge-offs of $29.0 million, or an annualized 0.24% of average loans outstanding, compared to $4.6 million, or an annualized 0.06% of average loans outstanding during same period in 2021. Charge-offs incurred during the first nine months of 2022 were primarily related to the restructuring of loans acquired in the GWB transaction.
For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.

Non-interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2022	2021			2022	2021
Payment services revenues	$20.4	$12.2	$8.2	67.2%	$54.7	$33.8	$20.9	61.8%
Mortgage banking revenues	2.7	11.6	(8.9)	(76.7)	16.1	32.8	(16.7)	(50.9)
Wealth management revenues	8.5	6.5	2.0	30.8	25.9	19.1	6.8	35.6
Service charges on deposit accounts	5.7	4.4	1.3	29.5	19.7	12.1	7.6	62.8
Other service charges, commissions and fees	4.7	1.4	3.3	235.7	12.6	5.1	7.5	147.1
Investment securities gains (losses), net	(24.2)	0.3	(24.5)	NM	(24.4)	0.2	(24.6)	NM
Other income	5.1	3.1	2.0	64.5	17.0	9.8	7.2	73.5
Total non-interest income	$22.9	$39.5	$(16.6)	(42.0)%	$121.6	$112.9	$8.7	7.7%
Total non-interest income decreased $16.6 million, or 42.0%, to $22.9 million for the three months ended September 30, 2022, as compared to $39.5 million for the same period in 2021 and increased $8.7 million, or 7.7%, to $121.6 million for the nine months ended September 30, 2022, as compared to $112.9 million for the same period in 2021. Significant components of theses fluctuations are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $8.2 million, or 67.2%, to $20.4 million during the three months ended September 30, 2022, as compared to $12.2 million earned during the same period in 2021. For the nine months ended September 30, 2022, payment services revenues increased $20.9 million, or 61.8%, to $54.7 million, as compared to $33.8 million during the same period in 2021. The increase in payment services revenues is mainly the result of increased volume associated with the acquisition of GWB and overall higher business credit card volume during the three and the nine months ended September 30, 2022.
Mortgage banking revenues include gains on residential real estate loans sold, mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $8.9 million, or 76.7%, to $2.7 million during the three months ended September 30, 2022, as compared to $11.6 million during the same period in 2021. For the nine months ended September 30, 2022, mortgage banking revenues decreased $16.7 million, or 50.9%, to $16.1 million as compared to $32.8 million during the same period in 2021. Included in the nine months ending September 30, 2022 was a $3.4 million recovery of mortgage servicing rights impairment compared to a $5.9 million recovery of impairment during the same period in 2021. Excluding the impairment recovery in both periods, mortgage banking revenues decreased $14.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease in mortgage banking revenues was driven by a decline in both home loan production volume and tighter gain-on-sale spreads, largely as a result of higher interest rates during the nine months ended September 30, 2022.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $2.0 million, or 30.8%, to $8.5 million during the three months ended September 30, 2022, as compared to $6.5 million during the same period in 2021. For the nine months ended September 30, 2022, wealth management revenues increased $6.8 million, or 35.6%, to $25.9 million as compared to $19.1 million during the same period in 2021. The increases are primarily due to increased volume associated with the acquisition of GWB, which were partially offset by the decline in market values impacting assets under management. The Company had $7.3 billion of assets under management at September 30, 2022 compared to $5.7 billion at September 30, 2021.

Service charge fees are primarily driven by service and overdraft charges on deposit accounts. Service charges increased $1.3 million, or 29.5%, to $5.7 million during the three months ended September 30, 2022, as compared to $4.4 million during the same period in 2021. For the nine months ended September 30, 2022, service charges on deposit accounts increased $7.6 million, or 62.8%, to $19.7 million as compared to $12.1 million during the same period in 2021, primarily due to increased volume as a result of the acquisition of GWB, partially offset by the Company’s decision to discontinue assessing non-sufficient fund charges and reducing overdraft fees.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees increased $3.3 million, or 235.7%, to $4.7 million during the three months ended September 30, 2022, as compared to $1.4 million during the same period in 2021. For the nine months ended September 30, 2022, other service charges, commissions and fees increased $7.5 million, or 147.1%, to $12.6 million as compared to $5.1 million during the same period in 2021. The increases were primarily due to increased volume as a result of the acquisition of GWB and increased swap fee revenues earned on derivative interest rate swap contracts offered to clients during the three and the nine months ended September 30, 2022.
Investment securities gains (losses), net includes realized gains and losses associated with the sales of investment securities. Investment securities gain (losses), net decreased $24.5 million to a loss of $24.2 million during the three months ended September 30, 2022 as compared to a gain of $0.3 million during the same period in 2021. For the nine months ended September 30, 2022, investment securities gains (losses), net decreased $24.6 million to a loss of $24.4 million as compared to a gain of $0.2 million during the same period in 2021. The decrease was due to a loss of $46.3 million incurred on the sale of $500 million in U.S. treasury notes previously swapped. The loss was offset by the recognition of a deferred swap termination gain of $22.1 million.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income increased $2.0 million, or 64.5%, to $5.1 million during the three months ended September 30, 2022, as compared to $3.1 million during the same period in 2021 primarily due to an increase in the cash surrender value of life insurance. For the nine months ended September 30, 2022, other income increased $7.2 million or 73.5%, to $17.0 million as compared to $9.8 million during the same period in 2021. The increases were primarily due to an increase in the cash surrender value of life insurance, gains on the sale of premises and equipment, a $1.7 million recovery in the credit valuation discount on derivatives acquired in the GWB acquisition, and a $1.4 million gain on the disposition of the GWB acquired subordinated debt.
Non-interest Expense
Non-interest expense increased $67.3 million, or 63.6%, to $173.2 million during the three months ended September 30, 2022 as compared to $105.9 million during the same period in 2021 and increased $287.4 million, or 94.8%, to $590.7 million during the nine months ended September 30, 2022 as compared to $303.3 million during the same period in 2021. For the nine months ended September 30, 2022, the increase was mainly a result of $115.0 million of acquisition expenses related to the GWB acquisition, increased expenses related to the now combined operations, post-GWB acquisition, and higher incentive and donation expenses as a result of Company performance. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included herein and “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2022	2021			2022	2021
Salaries and wages	$71.9	$42.0	$29.9	71.2%	$206.7	$122.6	$84.1	68.6%
Employee benefits	19.6	12.9	6.7	51.9	60.2	43.7	16.5	37.8
Outsourced technology services	15.9	8.2	7.7	93.9	40.0	24.7	15.3	61.9
Occupancy, net	11.3	7.3	4.0	54.8	32.5	21.7	10.8	49.8
Furniture and equipment	5.8	4.5	1.3	28.9	17.0	13.0	4.0	30.8
OREO expense, net of income	—	—	—	NM	0.1	(0.1)	0.2	(200.0)
Professional fees	5.1	2.7	2.4	88.9	14.5	9.3	5.2	55.9
FDIC insurance premiums	4.1	1.7	2.4	141.2	10.2	4.8	5.4	112.5
Other intangibles amortization	4.1	2.4	1.7	70.8	11.8	7.4	4.4	59.5
Other expenses	31.4	17.6	13.8	78.4	82.7	49.6	33.1	66.7
Acquisition related expenses	4.0	6.6	(2.6)	(39.4)	115.0	6.6	108.4	100.0
Total non-interest expense	$173.2	$105.9	$67.3	63.6%	$590.7	$303.3	$287.4	94.8%
Salaries and wages expense increased $29.9 million, or 71.2%, to $71.9 million during the three months ended September 30, 2022, as compared to $42.0 million during the same period in 2021 and increased $84.1 million, or 68.6%, to $206.7 million during the nine months ended September 30, 2022 as compared to $122.6 million during the same period in 2021, primarily as a result of the additional employee-related expenses resulting from the acquisition of GWB and higher incentive accruals, which were partially offset by lower commission expenses.
Employee benefits expense increased $6.7 million, or 51.9%, to $19.6 million during the three months ended September 30, 2022, as compared to $12.9 million during the same period in 2021 and increased $16.5 million, or 37.8%, to $60.2 million during the nine months ended September 30, 2022 as compared to $43.7 million during the same period in 2021, primarily due to higher benefit costs related to the additional employees resulting from the GWB acquisition.
Outsourced technology services expense increased $7.7 million, or 93.9%, to $15.9 million during the three months ended September 30, 2022, as compared to $8.2 million during the same period in 2021 and increased $15.3 million, or 61.9%, to $40.0 million during the nine months ended September 30, 2022, as compared to $24.7 million during the same period in 2021. The increases are primarily due to technology costs associated with higher transaction volumes associated with the GWB acquisition.
The increases in occupancy, net expense, furniture and equipment, professional fees, FDIC insurance premiums, and other intangibles amortization during the three and the nine month periods ended September 30, 2022, as compared to the same periods in 2021 are primarily due to additional operating expenses, maintenance and repairs, depreciation and amortization, legal and consulting costs from the acquisition of additional banking offices as a result of the GWB acquisition.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $13.8 million, or 78.4%, to $31.4 million during the three months ended September 30, 2022, as compared to $17.6 million during the same period in 2021. Other expenses increased $33.1 million, or 66.7%, to $82.7 million during the nine months ended September 30, 2022, as compared to $49.6 million during the same period in 2021. Increases in other expenses in both periods are mainly attributable to the GWB acquisition and increases in travel, donations, postage, internet, telephone, insurance, credit and debit card processing, credit card rewards, and public relation and promotions expenses. The Company contributes 2% of its net income before tax, which also resulted in higher donations expense in both periods.
Income Tax Expense
Our effective tax rate was 20.7% for the three months ended September 30, 2022 compared to 22.4% for the three months ended September 30, 2021 and 20.9% for the nine months ended September 30, 2022 and 22.2% for the same period in 2021.

Financial Condition
Total Assets
Total assets increased $11,672.8 million, or 59.3%, to $31,344.7 million as of September 30, 2022, from $19,671.9 million as of December 31, 2021, primarily due to $13,353.3 million of assets acquired in the acquisition of GWB. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021.
Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale increased $63.5 million, or 211.0%, to $93.6 million as of September 30, 2022, compared to $30.1 million as of December 31, 2021, primarily due to $217.0 million of certain agricultural and commercial loans transferred from loans held for investment to loans held for sale as a result of the GWB acquisition and a transfer of a commercial construction loan from loans held for investment during the third quarter of 2022, which was partially offset by resolutions of loans acquired from GWB and a decrease in mortgage loan refinance activity.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $8,271.8 million, or 88.6%, to $17,603.5 million as of September 30, 2022, as compared to $9,331.7 million as of December 31, 2021, primarily due to $7,705.0 million of loans acquired that were classified as held for investment in the GWB acquisition. Loans held for investment included PPP loans, net of deferred fees, of $5.9 million and $96.3 million as of September 30, 2022 and December 31, 2021, respectively. Excluding the impact of GWB acquired loans and PPP loans, loans held for investment as of September 30, 2022, increased $657.2 million from December 31, 2021, primarily driven by increases in real estate and commercial loans, partially offset by decreases in agricultural and consumer loans.
The following table presents the composition and comparison of loans held for investment, including the February 1, 2022 loans acquired from GWB:

					GWB Acquired Loans as of February 1, 2022
	September 30, 2022	December 31, 2021	$ Change	% Change
Real estate loans:
Commercial	$8,026.9	$3,971.5	$4,055.4	102.1%	$3,968.8
Construction loans:
Land acquisition & development	393.2	247.8	145.4	58.7	116.4
Residential	501.4	262.0	239.4	91.4	122.1
Commercial	1,128.4	498.0	630.4	126.6	245.1
Total construction loans	2,023.0	1,007.8	1,015.2	100.7	483.6
Residential	2,127.7	1,538.2	589.5	38.3	495.0
Agricultural	800.9	213.9	587.0	274.4	631.8
Total real estate loans	12,978.5	6,731.4	6,247.1	92.8	5,579.2
Consumer loans:
Indirect	780.8	737.6	43.2	5.9	13.5
Direct and advance lines	155.0	129.2	25.8	20.0	17.0
Credit card	74.2	64.9	9.3	14.3	11.9
Total consumer loans	1,010.0	931.7	78.3	8.4	42.4
Commercial	2,966.1	1,475.5	1,490.6	101.0	1,503.3
Agricultural	658.2	203.9	454.3	222.8	580.1
Other, including overdrafts	3.8	1.5	2.3	153.3	—
Deferred loan fees and costs	(13.1)	(12.3)	(0.8)	6.5	—
Loans held for investment, net of deferred loan fees and costs	$17,603.5	$9,331.7	$8,271.8	88.6%	$7,705.0

Non-performing Assets
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $54.5 million, or 218.9%, to $79.4 million, as of September 30, 2022, from $24.9 million as of December 31, 2021, primarily as a result of the loans acquired from GWB.
Accruing loans past due 90 days or more increased $3.8 million, or 135.7%.
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2022	Percent of Total	December 31, 2021	Percent of Total
Real estate:
Commercial	$27.9	32.4%	$8.6	31.1%
Construction:
Land acquisition and development	4.1	4.8	0.7	2.5
Residential	0.4	0.5	—	—
Total construction	4.5	5.2	0.7	2.5
Residential	7.6	8.8	3.0	10.8
Agricultural	16.3	19.0	4.9	17.7
Total real estate	56.3	65.5	17.2	62.1
Consumer	2.9	3.4	2.8	10.1
Commercial	13.5	15.7	6.1	22.0
Agricultural	13.3	15.5	1.6	5.8
Total non-performing loans	$86.0	100.0%	$27.7	100.0%
Non-performing assets. Non-performing assets include non-performing loans and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated.
Other real estate owned increased $14.4 million, or 720.0%, to $16.4 million as of September 30, 2022, from $2.0 million as of December 31, 2021, primarily attributable to the $15.8 million of provisional other real estate owned acquired in the GWB acquisition, partially offset by dispositions.

Non-Performing Assets and Troubled Debt Restructurings
(Dollars in millions)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Non-performing loans:
Non-accrual loans	$79.4	$107.0	$118.9	$24.9	$29.9
Accruing loans past due 90 days or more	6.6	2.9	2.7	2.8	5.2
Total non-performing loans	86.0	109.9	121.6	27.7	35.1
OREO	16.4	16.8	17.5	2.0	2.3
Total non-performing assets	$102.4	$126.7	$139.1	$29.7	$37.4

Troubled debt restructurings not included above (1)	$59.7	$20.5	$14.7	$2.3	$2.1

Non-accrual loans to loans held for investment	0.45%	0.62%	0.70%	0.27%	0.31%
Non-performing loans to loans held for investment	0.49	0.64	0.72	0.30	0.36
Non-performing assets to loans held for investment and OREO	0.58	0.74	0.82	0.32	0.39
Non-performing assets to total assets	0.33	0.40	0.42	0.15	0.19
(1) Accruing loans modified in trouble debt restructurings are not considered non-performing loans as the loans are performing as agreed under their modified terms and management expects performance to continue.

Allowance for Credit Losses
The Company performs a quarterly assessment of the adequacy of its allowance for credit losses in accordance with GAAP. The methodology used to assess the adequacy is consistently applied to the Company’s loans held for investment portfolio. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio, measured at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current and forecasted economic conditions on certain historical loan loss rates.
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
As part of the qualitative adjustments, the Company considers future economic conditions over the one-year forecast period. There are 10 economic factors that are considered in our assessment which are compared against the Moody’s Analytics economic scenarios. The outcome of this analysis adjusts the one-year forecasted expectations which are incorporated into the qualitative adjustments. Other qualitative factors, including changes in loan and lending policies, underwriting standards and personnel, and assessments of portfolio loan quality, among others, are also considered. During the period ending September 30, 2022, other qualitative factors were adjusted based on our assessment of loan quality and sustained loan quality trends in certain loan categories, offset by a more conservative set of assumptions about the economic outlook.
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
Our allowance for credit losses on loans was $213.0 million, or 1.21% of loans held for investment as of September 30, 2022, including PPP loans, as compared to $122.3 million, or 1.31% of loans held for investment, as of December 31, 2021. The decrease in the percentage from December 31, 2021 is primarily a result of the improvement in the credit quality and sustained loan quality trends of our portfolio, partially offset by a more cautious economic forecast. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Allowance for credit losses on loans:
Beginning balance	$220.4	$247.2	$122.3	$135.1	$135.5
Provisional ACL recorded on PCD loans	—	(24.8)	84.3	—	—
Provision for (reversal of) credit losses	4.6	(1.7)	57.3	(10.1)	0.2
Charge offs:
Real estate
Commercial	5.8	—	5.1	—	—
Construction	6.6	—	2.7	1.1	—
Residential	0.1	—	0.1	—	—
Agricultural	—	0.1	0.1	0.7	—
Consumer	2.9	2.3	2.3	1.9	2.0
Commercial	0.8	1.2	4.3	1.1	0.1
Agricultural	—	0.1	5.3	—	—
Total charge-offs	16.2	3.7	19.9	4.8	2.1
Recoveries:
Real estate
Commercial	1.8	0.7	—	—	—
Construction	0.1	0.1	0.1	—	0.1
Residential	0.1	0.4	0.2	—	0.1
Consumer	1.2	1.4	1.4	1.1	1.1
Commercial	1.0	0.5	0.4	1.0	0.2
Agricultural	—	0.2	1.1	—	—
Total recoveries	4.2	3.4	3.2	2.1	1.5
Net charge-offs	12.0	0.3	16.7	2.7	0.6
Ending balance	$213.0	$220.4	$247.2	$122.3	$135.1

Allowance for off-balance sheet credit losses:
Beginning balance	$6.2	$6.2	$3.8	$3.2	$3.4
Provision for (reversal of) credit losses	3.5	—	2.4	0.6	(0.2)
Ending balance	$9.7	$6.2	$6.2	$3.8	$3.2

Allowance for credit losses on investment securities:
Beginning balance	$1.6	$1.6	$—	$—	$—
Provision for credit losses	0.3	—	1.6	—	—
Ending balance	$1.9	$1.6	$1.6	$—	$—

Total allowance for credit losses	$224.6	$228.2	$255.0	$126.1	$138.3
Total provision for (reversal of) credit losses	8.4	(1.7)	61.3	(9.5)	—
Loans held for investment	17,603.5	17,162.5	16,945.0	9,331.7	9,622.5
Average loans	17,543.8	17,220.4	14,460.6	9,512.3	9,805.2
Net loans charged-off to average loans, annualized	0.27%	0.01%	0.47%	0.11%	0.02%
Allowance to non-accrual loans	268.26	205.98	207.91	491.16	451.84
Allowance to loans held for investment	1.21	1.28	1.46	1.31	1.40

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
Investment securities increased $3,761.0 million, or 57.8%, to $10,269.1 million as of September 30, 2022, from $6,508.1 million as of December 31, 2021. The increase was primarily due to $2,699.0 million of securities acquired in the GWB acquisition and the redeployment of cash and cash equivalents into the securities portfolio. In conjunction with the acquisition of GWB, the Company transferred debt securities categorized as held-to-maturity with an estimated fair value of $10.9 million to the available-for-sale category classification and transferred debt securities categorized as available-for-sale with an estimated fair value of $463.6 million to the held-to-maturity classification during the first quarter of 2022.
During the second quarter of 2022, the Company terminated the $500.0 million, two-year forward starting, three-year pay-fixed interest rate swap, resulting in a $23.3 million gain. The gain associated with the $500.0 million interest rate swap was to be accreted into income through May 2026. However, the U.S. Treasury securities associated with the swap were sold on September 1, 2022 for a loss of $46.3 million. As such, the derivative gain was accreted through August 2022 and then in September 2022 the remaining derivative gain was recognized as income in investment securities gains (losses), for a net loss of $24.2 million. During the third quarter of 2022, the Company also terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028.
As of September 30, 2022, the estimated duration of our investment portfolio was 3.9 years, as compared to 3.6 years as of December 31, 2021.
As of September 30, 2022, we had $2,065.2 million of investment securities that had been in a continuous loss position for more than twelve months. At September 30, 2022, the Company has an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $1.9 million. There was no allowance for credit losses on held-to-maturity securities at December 31, 2021.
Goodwill
Goodwill increased $478.4 million, or 77.0%, to $1,100.0 million as of September 30, 2022, from $621.6 million as of December 31, 2021, attributable to the provisional goodwill recorded in conjunction with the acquisition of GWB.

Company-Owned Life Insurance
Company-owned life insurance increased $194.1 million, or 64.4%, to $495.6 million as of September 30, 2022, from $301.5 million as of December 31, 2021, attributable to provisional amounts recorded in conjunction with the acquisition of GWB.

Other Intangibles, Net of Accumulated Amortization
Other intangibles, net of accumulated amortization, increased $59.7 million, or 144.6%, to $101.0 million as of September 30, 2022, from $41.3 million as of December 31, 2021, attributable to provisional core deposit intangibles of $50.1 million and other customer relationship intangibles of $22.8 million recorded in conjunction with the acquisition of GWB, partially offset by the intangible related to health savings accounts that were sold during the second quarter of 2022 and amortization expense.
Premises and equipment
Premises and equipment, net of accumulated depreciation increased $145.8 million, or 48.7%, to $445.4 million as of September 30, 2022, from $299.6 million as of December 31, 2021, attributable to provisional amounts recorded in conjunction with the acquisition of GWB offset by depreciation expense.

Total Liabilities
Total liabilities increased $10,653.9 million, or 60.2%, to $28,339.2 million as of September 30, 2022, from $17,685.3 million as of December 31, 2021, primarily due to $12,108.4 million of liabilities assumed with the acquisition of GWB, which was partially offset by the redemption of the subordinated debt and payoff of the FHLB advances assumed with the acquisition of GWB. Significant fluctuations in liability accounts are discussed below.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits increased $9,615.2 million, or 59.1%, to $25,884.8 million as of September 30, 2022, from $16,269.6 million as of December 31, 2021, primarily due to $11,688.0 million in deposit balances acquired as a result of the GWB acquisition. Exclusive of the $11,688.0 million of deposits acquired in the GWB acquisition on February 1, deposits subsequently decreased $2,072.8 million, or 12.7%, compared to December 31, 2021, largely due to a decrease in higher-cost, non-relationship deposits acquired from GWB, held in interest-bearing savings and time deposits, $250 and over.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2022	Percent of Total	December 31, 2021	Percent of Total
Non-interest-bearing demand	$8,163.3	31.6%	$5,568.3	34.2%
Interest bearing:
Demand	7,595.1	29.3	4,753.2	29.2
Savings	8,497.2	32.8	4,981.6	30.6
Time, $250 and over	319.3	1.2	186.7	1.2
Time, other (1)	1,309.9	5.1	779.8	4.8
Total interest bearing	17,721.5	68.4	10,701.3	65.8
Total deposits	$25,884.8	100.0%	$16,269.6	100.0%

(1)Included in “Time, other” are Certificate of Deposit Account Registry Service, or CDARS, deposits of $49.3 million and $104.5 million as of September 30, 2022 and December 31, 2021, respectively.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $24.5 million, or 2.3%, to $1,075.6 million as of September 30, 2022, from $1,051.1 million as of December 31, 2021. The increase is primarily related to $74.0 million in securities sold under repurchase agreements acquired from GWB in addition to the more typical fluctuations in repurchase agreement balances that correspond with fluctuations in the liquidity of the Company’s clients.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses increased $304.5 million, or 205.2%, to $452.9 million as of September 30, 2022, from $148.4 million as of December 31, 2021, primarily attributable to $111.0 million of provisional amounts recorded in conjunction with the acquisition of GWB, the deferral of $34.0 million in payment service incentives primarily related to the GWB acquisition, and an increase in derivative liabilities of $110.3 million.
Other Borrowed Funds
Other borrowed funds increased $625.0 million as of September 30, 2022 compared to December 31, 2021, primarily due to the Company’s overnight borrowing with the Federal Home Loan Bank during the third quarter of 2022.

Subordinated debentures held by subsidiary trusts
Subordinated debentures held by subsidiary trusts increased $76.1 million, or 87.5%, to $163.1 million as of September 30, 2022, from $87.0 million as of December 31, 2021, primarily attributable to provisional amounts recorded in conjunction with the acquisition of GWB.

Deferred Tax Asset / Liability
As of September 30, 2022, we had a net deferred tax asset of $223.8 million, as compared to a net deferred tax liability of $9.3 million as of December 31, 2021, primarily due to the provisional net deferred tax asset benefit recorded in conjunction with the acquisition of GWB and the increase in our mark-to-market losses on investment securities.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $1,018.9 million, or 51.3%, to $3,005.5 million as of September 30, 2022, from $1,986.6 million as of December 31, 2021, due to the issuance of additional Class A common stock as consideration for the acquisition of GWB and proceeds from stock option exercises and retention of earnings, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, stock purchases pursuant to the new stock repurchase program (described below), other comprehensive loss, and cash dividends paid.
On October 24, 2022, the Company’s board of directors declared a dividend of $0.47 per common share, payable on November 18, 2022, to common stockholders of record as of November 8, 2022. The dividend equates to a 4.7% annual yield based on the $40.28 average closing pricing of the Company’s common stock during the third quarter of 2022.
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
During the three months ended September 30, 2022, the Company did repurchase 3,279,300 shares of our Class A common stock under the stock repurchase program at an average price of $40.59 per share. The shares of common stock repurchased during the period completes the 5.0 million shares authorized to be repurchased. The 5.0 million shares repurchased were purchased at an average per share cost of $39.48.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2022 and December 31, 2021, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Based on the changes in interest rates and the composition of the Company’s balance sheet subsequent to December 31, 2021, the following update of the Company’s assessment of market risk as of September 30, 2022 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of September 30, 2022, our simulation model predicted net interest income would increase 1.97% on an immediate plus 100 basis point parallel shock over the following twelve months, assuming a static balance sheet, which was lower than the previous increase of 7.68% as of December 31, 2021. Assuming a 2.0% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would increase 2.43%, which was lower than the previous increase of 7.07% at December 31, 2021.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2022, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, such control.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2022.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2022.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs (2)
July 2022	924,044	$38.62	923,507	2,355,793
August 2022	394,355	40.53	394,206	1,961,587
September 2022	1,961,643	41.49	1,961,587	—
Total	3,280,042	$40.59	3,279,300	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan and purchases related to our stock repurchase program.
(2)    On May 25, 2022, the Company’s board of directors adopted a new stock repurchase program to replace the program that had been in place since 2019 and had 1,889,158 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company was authorized to repurchase up to 5.0 million of its outstanding shares of Class A common stock, which was completed as of September 30, 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 7, 2022	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	November 7, 2022	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer