Form 10-K
period 2022-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2023-02-24
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3.4 billion.
As of January 31, 2023, there were 104,441,157 shares outstanding of the registrant’s Class A common stock.

Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2023. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

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
•changes in accounting standards; and
•any failure to comply with applicable laws and regulations, including, but not limited to, the CRA and fair lending laws, the USA PATRIOT ACT, OFAC guidelines and requirements, the BSA, and the related FinCEN and FFIEC Guidelines and regulations (as each of such terms and acronyms is defined below);
Credit Risks, including:
•lending risks and risks associated with loan sector concentrations;
•a decline in economic conditions that could reduce demand for our products and services and negatively impact the credit quality of loans;
•loan credit losses exceeding estimates;
•the soundness of other financial institutions; and
Liquidity Risks, including:
•the ability to meet cash flow needs and availability of financing sources for working capital and other needs; and
•a loss of deposits or a change in product mix that increases the Company’s funding costs;
Market Risks, including:
•changes in interest rates;
•changes to United States trade policies, including the imposition of tariffs and retaliatory tariffs;
•competition from new or existing financial institutions and non-banks;
•variable interest rates tied to LIBOR (defined below) that may no longer be available, or may become unreliable, to us; and
•exposure to losses in collateralized loan obligation securities;

Operational Risks, including:
•cyber-security risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information;
•privacy, information security, and data protection laws, rules, and regulations that affect or limit how we collect and use personal information;
•the potential impairment of our goodwill and other intangible assets;
•our reliance on other companies that provide key components of our business infrastructure;
•events that may tarnish our reputation;
•the loss of the services of key members of our management team and directors;
•our ability to attract and retain qualified employees to operate our business;
•costs associated with repossessed properties, including environmental remediation;
•the effectiveness of our systems of internal operating and accounting controls; and
•our ability to implement technology-facilitated products and services or be successful in marketing these products and services to our clients;
Strategic Risks, including:
•difficulties we may face in combining the operations of acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships; and
•incurrence of significant costs related to mergers and related integration activities;
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
•the ongoing impact of the COVID-19 pandemic and the U.S., state and local government’s response to the pandemic;
•the effect of global conditions, earthquakes, volcanoes, tsunamis, floods, fires, drought, and other natural catastrophic events; and
•the impact of climate change and environmental sustainability matters.
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
Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions, most recently through our acquisition on February 1, 2022 of Great Western Bancorp, Inc. (“Great Western”) and its wholly-owned banking subsidiary, Great Western Bank (“GWB”). As of December 31, 2022, we operated 307 banking offices, including detached drive-up facilities, in communities across 14 states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. For additional information regarding the Great Western and GWB acquisition see Part II, Item 7, “Management’s Discussion and Analysis of Financial Information and Results of Operations—Recent Trends and Developments.”
Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Hospitality	•Technology
•Construction	•Housing	•Tourism
•Education	•Professional services	•Technology
•Governmental services	•Real Estate Development	•Wholesale trade
•Healthcare	•Retail

We completed a recapitalization of our previously-existing common stock in March 2010, pursuant to which we effected a 4-for-1 split of our previously-existing common stock, a redesignation of our previously-existing common stock into Class B common stock, which was entitled to five votes per share, and the creation of a new class of common stock designated as Class A common stock, which has been since creation and continues to be entitled to one vote per share. Holders of Class B common stock and Class A common stock voted together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by law or by our articles of incorporation. The recapitalization was completed in preparation for our initial public offering, or IPO, of Class A common stock later that same month on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.” Since our IPO, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, Community 1st Bank, and most recently, as mentioned above, GWB. At the record date for our first annual stockholders’ meeting following the completion of the GWB acquisition, all outstanding shares and rights to acquire shares of Class B common stock were automatically converted into the same number of outstanding shares and rights to acquire the same number of shares, as applicable, of Class A common stock. As a result, we now have only one class of common stock outstanding and issuable upon exercise of outstanding rights to acquire common stock, all with equivalent voting rights: namely, Class A common stock. As of December 31, 2022, we had consolidated assets of $32.3 billion, deposits of $25.1 billion, loans held for investment of $18.1 billion, and total stockholders’ equity of $3.1 billion.
Our mission is to help people and their money work better together. With that as our guiding focus, we strive to be the most relevant everyday experience our clients have with their money. With our focus on community banking, we adhere to common values that have long provided a foundation for our growth and success:
(1)Put people first, always;
(2)Seek greatness;
(3)Demonstrate integrity;
(4)Celebrate success; and
(5)Be committed to our communities.
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
By adhering to a strong set of values, we have significantly and strategically grown our business. Our long-term philosophy emphasizes providing high-quality financial products and services, delivering exceptional client service, influencing business leadership within our communities through professional and dedicated bankers, supporting our communities through financial contributions and socially responsible leadership, and cultivating a strong corporate culture. We plan to continue to advance our business in a disciplined and prudent manner, fueled by organic growth in our existing market areas and expansion into new and complementary markets when appropriate acquisition and other opportunities arise.

Community Banking
We have one operating segment—community banking. Community banking encompasses commercial and consumer banking services provided through our Bank: primarily the acceptance of deposits, the extension of credit, mortgage loan origination and servicing, and wealth management, which includes trust, employee benefit, investment management, insurance, agency, and custodial services to individuals, businesses, and nonprofit organizations. Our philosophy emphasizes a local focus through a personalized service approach while also strengthening the communities in our market areas through community involvement, service activities, and philanthropy. We grant our banking offices significant authority in delivering products in response to local market considerations and client needs. This autonomy enables our banking offices to remain competitive by quickly responding to local market conditions and enhancing relationships with our clients in those markets. While our banking offices enjoy a level of authority and flexibility, they remain accountable to company-wide standards and established limits on the authority and discretion. This combination of authority and accountability allows our banking offices to provide personalized service and localized community support while at the same time remaining focused on our overall financial vitality.
Lending Activities
We offer real estate, consumer, commercial, agricultural, and other loans to individuals and businesses in our market areas. We have comprehensive credit policies establishing company-wide underwriting and documentation standards to assist management in the lending process and to limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies and procedures. Minimum underwriting standards generally specify that loans:
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
(8)include medium-term fixed interest rates or variable rates that are adjusted within designated time frames; and
(9)require compliance with laws and regulations including a flood zone and risk determination prior to closing.
In addition, our credit policies include lending limitations to minimize concentrations of credit in agricultural, commercial, real estate, or consumer loans. Furthermore, each minimum underwriting standard must be documented, with exceptions noted, as a part of the loan approval process.
While each loan must meet minimum underwriting standards established in our credit policies, qualified bankers are granted levels of credit authority in approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Lending authorities are established at individual, branch, and market levels. Credit authorities are established and assigned based on the credit experience and credit acumen of each branch loan officer. Credit authority is under the direction of our Chief Credit Officer or such officer’s designee and is reviewed on an ongoing basis. Credit granted over the authority of our loan officers are approved by designated Credit Officers and/or the Chief Credit Officer with the concurrence of our Chief Risk Officer as necessary.
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

Centralized Services
We have centralized certain operational activities to provide consistent service levels to our clients across the Bank, which helps us gain efficiency in management of those activities as well as ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to clients and include:
•marketing;
•credit review;
•loan servicing;
•credit card issuance and servicing;
•mortgage loan sales and servicing;
•indirect consumer loan purchasing and processing;
•loan collections; and
•other operational activities.
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.
Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Arizona	0.3	25	9
Colorado	0.6	22	20
Idaho	4.3	7	22
Iowa	2.4	7	46
Kansas	0.2	106	2
Minnesota	—	309	1
Missouri	0.1	147	6
Montana	16.9	2	43
Nebraska	3.1	7	45
North Dakota	0.1	76	1
Oregon	2.4	10	33
South Dakota	0.6	4	46
Washington	0.3	32	18
Wyoming	13.7	1	15
Total			307
(1) Source: FDIC.gov-data as of June 30, 2022.
(2) As of December 31, 2022.
We operate in markets with a diverse employment base covering numerous industries and we believe our community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets.

Competition
There is significant competition among commercial banks in our market areas. We also compete with other providers of financial services that actively engage in providing various types of loans and other financial services to their clients, such as:
•savings and loan associations;
•credit unions;
•financial technology companies;
•internet banks;
•consumer finance companies;
•brokerage firms;
•mortgage banking companies;
•insurance companies;
•securities firms;
•mutual funds;
•government agencies; and
•major retailers.
To remain competitive in this congested industry, we continue to develop our omni-channel experience across our website, social media, and email, in addition to our offline channels, such as brick and mortar banking offices. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. We generally compete on the basis of service and responsiveness to client needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of services such as trust, employee benefit, investment, and insurance services.
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
Regulatory Authorities
As a public company with our securities listed for trading on the NASDAQ stock market, we are subject to the disclosure and regulatory requirements of the Securities and Exchange Commission, or SEC, including under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and listing standards of the NASDAQ stock market.
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

Financial and Bank Holding Company
First Interstate BancSystem, Inc. is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. As a financial holding company, we may engage in business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized generally to bank holding companies. We may continue to engage in authorized financial activities provided that we remain a financial holding company and are “well-capitalized” and “well-managed.” We do not currently engage in significant financial holding company business or activities not otherwise permitted generally for bank holding companies.
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
Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2022, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 16.9% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.
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
The Dodd-Frank Act and the revised regulations limit the use of hybrid capital instruments in meeting regulatory capital requirements, including instruments similar to those which we currently have issued and outstanding. As of December 31, 2021, we met the criteria for grandfathering under the Dodd-Frank Act, therefore, the limitations on use of hybrid capital instruments did not then apply to our outstanding instruments which included Tier 1 qualification for trust preferred securities. Our acquisition by merger of Great Western, however, negated qualification for the grandfathering provisions as the Company surpassed $15.0 billion in assets by that acquisition, effective February 1, 2022, with the result that our trust preferred securities now qualify only as Tier 2 capital.
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

Safety and Soundness Standards and Other Supervisory and Enforcement Mechanisms
The federal banking agencies have adopted guidelines establishing standards for safety and soundness, asset quality and earnings, loan documentation, credit underwriting, interest rate risk exposure, internal controls, and audit systems. These standards are designed to identify potential concerns and ensure action is taken to address those concerns before they pose a risk to the DIF. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. If the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may take other supervisory action.
Pursuant to the Dodd-Frank Act, federal banking regulators impose additional supervisory measures on banking organizations such as us when they exceed $10 billion in assets. These include enhanced risk management and corporate governance processes specified by the regulators.
The Federal Reserve has authority to bring an enforcement action against a bank or bank holding company and all “institution-affiliated parties” of a bank or bank holding company, including directors, officers, stockholders, and under certain circumstances, attorneys, appraisers, and accountants for the bank or holding company. Formal enforcement actions may include measures such as the issuance of a capital directive or cease and desist order for the removal of officers and/or directors or the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and can range up to $5,000 per day, unless a finding of knowing or reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Federal Reserve that enforcement action be taken with respect to a particular bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. Montana law also provides the Montana Division with various enforcement mechanisms and, ultimately, authority to appoint a receiver or conservator for a Montana bank.
Deposit Insurance
The FDIC insures our client deposits through the DIF up to $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on financial measures and supervisory ratings derived from a statistical model estimating the probability of failure within a three-year period, with banks deemed more risky paying higher assessments.
The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. On September 30, 2018, the DIF Reserve Ratio reached 1.36%. As of September 30, 2020, the FDIC had announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years, but did not change its assessment schedule. On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by two basis points, beginning with the first quarterly assessment period of 2023. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The rule will become effective as of January 1, 2023.
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
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, also known as Regulation II, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions, which alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets. Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to specify, among other things, that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule becomes effective July 1, 2023. We are subject to the interchange fee cap and having at least two unaffiliated payment card networks because our assets exceed $10 billion.

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
The Fair Housing Act regulates, among other things, lending practices in residential housing and prohibits discrimination in housing-related lending activities on the basis of race, color, religion, national origin, sex, handicap, disability, or familial status.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act prohibits, among other things, lending practices to consumers that are unfair, deceptive, or abusive.
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
Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016. Although final rules had not been adopted as of as of December 31, 2022, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
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

Human Capital
Culture is critically important to the Company’s success; our people are our number one priority. During this past year, we focused on integrating the employees of Great Western Bank into our culture. We approach our culture with an aspirational lens. It is not a stand-alone initiative or program—it is integrated in our systems, our processes, and our DNA. Our values guide how we make decisions, treat each other, and serve our clients.
Employee Base
As of December 31, 2022, we employed 3,783 full-time equivalent employees, with none represented by a collective bargaining agreement. This represents an increase of 1,425 employees from December 31, 2021. As of December 31, 2022, approximately 68.4% of our workforce was female, 31.4% was male, and 0.2% have not declared. The executive team is comprised equally of men and women, and the Company’s senior leadership team was 54.5% female and 45.5% male.
Commitment to Community/ Volunteerism
We are “all-in” when it comes to giving back—with time, money, and heart. We have a vested interest in the strength of our communities and strive to make them better places to live and work. Each year, the Company creates commitment to community plans for all our markets, which includes donating 2% of our net income before tax for charitable purposes. These plans help align strategies for philanthropy, volunteering and leadership, financial education outreach, community development, and sustainability.
We encourage employees to take active leadership roles within their communities to further demonstrate our values and help us respond to the needs of the markets we serve. The Company provides employees an opportunity to participate in a Bank-sponsored service project annually, marking the second Wednesday in September as our Commitment to Community Volunteer Day. We close all offices in the afternoon on Volunteer Day so employees can lend a hand in their community, either as teams or as individuals.
Employee Engagement
Our employee engagement strategy is focused on creating and maintaining a work environment where all employees’ voices are heard. The organization’s success is measured by assessing the consistency in which we meet workplace needs and the activation of progress by local-level leaders. An annual census survey is conducted each fall and strategic pulse surveys help us dig deeper into organizational nuances, allowing us to gain additional insight into the needs of our organization and task appropriate departments with creating solutions.
Leaders in our organization are held accountable for encouraging participation, reviewing and sharing team results, holding action-oriented engagement discussions, and submitting an annual action plan to encourage engagement throughout the year. Aggregated employee engagement data is provided to the Board of Directors as a key indicator of the health of our workforce.
Compensation and Benefits
We strive to provide competitive wages, benefits, and programs that meet the varying needs of our workforce. We continually review our programs to ensure we remain competitive and take care of our employees. In 2022, we added two weeks of Parental/Caregiver Leave to facilitate family bonding after birth, adoption, or foster care placement; or to care for a family member that may be suffering from a serious health condition. In April 2022, in response to high fuel costs, we created a fuel stipend program that provided an extra $130 per month to eligible employees through September 2022. In the fourth quarter of 2022, we raised our company minimum hourly wage to $17 per hour and adjusted other compensation for those directly and indirectly impacted. These programs impacted 64% of our total employees.
Our compensation strategies are designed to pay for performance, pay competitively within our markets, and support pay equity among comparable jobs and markets across the company. We make data-driven decisions regarding employee compensation based on the job, experience, and performance.
The approach we take in our benefit offerings is a holistic one to address our employees’ total well-being, which includes aspects of their health, physical, mental/emotional, social, and financial needs.
We offer the following compensation and benefit programs as part of our total rewards package:
•Competitive Total Compensation
•Base salary
•Pay for performance short-term and long-term incentive programs for eligible employees

•Comprehensive Benefit Programs
•Medical, dental, and vision plans
•401(k) plan with a 100% match on the first 6% contributed
•Paid time off
•Health savings accounts with employer contribution
•Flexible spending accounts
•Company paid childcare assistance program
•Student debt employer repayment program
•Additional Benefits: short-term disability; long-term disability; employee assistance program; free or discounted banking products and services; wellness program; and flexible work arrangements
Growth and Development
We invest time and resources to develop the talent needed to remain competitive in our markets and remain an employer of choice. In 2022, we offered our employees a leadership development program centered around neuroscience and self-awareness; foundational role-based training programs; and on-demand learning opportunities and resources.
Diversity, Equity, and Inclusion
We work to foster a culture of diversity, equity, and inclusion, or DEI, not only within our Company, but within the communities where we live and work. We take pride in creating a workplace environment that values our employees for their differences while ensuring equity in all we do. We are committed to advocating for the rights and respect of all and actively participate in achieving this by setting an example.
To further promote the importance of DEI, in 2021 the Company formed our DEI Council to help formulate and implement strategic ways we can support DEI as part of everything we do. Our efforts focus on educating employees about DEI and celebrating the differences within our workforce. We champion DEI initiatives in the communities we serve and engage with new partners to ensure we are recruiting and retaining diverse talent across our footprint. In 2022, Kevin Riley, CEO and President, signed the CEO Action Pledge that aligns First Interstate Bank with 2,000 other organizations which pledge to take action to cultivate environments where diverse experiences and perspectives are welcomed. In September 2022, we added a DEI Specialist with a full-time focus on implementing our DEI efforts, and in October of 2022, 40 employees from across the Bank participated in DEI implementation training. This training provided participants with new perspectives, tools, and skills for employees to lead and facilitate conversations about DEI. We will begin facilitating and deploying this experience throughout the Bank’s footprint during 2023 and beyond.
In October 2022, we launched the DEI Collective Learning Series where we host a monthly educational and community-building webinar series that provides opportunities for our employees to learn about our DEI efforts. The intent of this series is to provide a safe space to ask questions and learn and grow together as an organization. Each event features a rotating panel of employees, community members, and external partners who share about designated topics on DEI and belonging.
Website Access to SEC Filings
The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com by clicking through the “Financials” tab found there and selecting “SEC Filings,” as soon as reasonably practicable after the Company files such material with, or furnishes such materials to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.
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

Regulatory and Compliance Risks
New governmental regulations and/or changes in existing governmental regulations could have a material adverse effect on the Company.
The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the DIF, and the banking system as a whole. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years in response, we believe, to a number of factors including the 2008 financial crisis as well as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. The Company expects its business will remain subject to extensive regulation and supervision.
Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary, and other laws and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. In recent years, the CFPB has increased its scrutiny of fee-based business models and various fees on consumer financial products and services, including depositor, overdraft and late fee charges. For example, in February 2023, the CFPB proposed changes that would limit the amount of late fees that could be charged for late credit card payments. Certain members of the executive branch of the federal government have also expressed an interest in increased regulation of these types of fees. Any of these changes or new legislation could increase our future compliance and other operating expenses and could have a material adverse effect on our business, financial condition, and results of operation.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and in the various state and local jurisdictions in which we operate. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States and by state and local tax authorities in all the jurisdictions in which we conduct business operations. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes or apply existing laws and regulations more broadly, which could result in a significant increase in liabilities for taxes and interest in excess of accrued liabilities and harm our business and financial condition.
New tax legislative initiatives, including increases in the corporate tax rate, may be enacted, impacting negatively our effective tax rate at the federal and state level and potentially adversely affecting our tax positions or tax liabilities. For example, the U.S. has implemented a 15% minimum tax on corporations and a 1% excise tax on certain share buybacks. We have adopted and completed material share repurchase programs over the past several years as a means by which to return value to shareholders, and the new excise tax may materially negatively impact our willingness to engage in such programs in the future may materially increase or our costs associated with engaging in any such programs to the extent we determine to engage in them in the future. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities. In any event, significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential and already implemented changes in tax laws. These and other tax related items could increase our future tax expense, could change our future intentions regarding the use of our earnings, and could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to more stringent capital requirements in the future, the impact of which could have a material risk on our operations.
Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us by adopting “Basel III” regulatory capital reforms and other changes required by the Dodd-Frank Act.
The Basel III-based U.S. capital rules, among other things, impose a capital measure called Common Equity Tier 1 Capital, or CET1 capital, to which most deductions/adjustments to regulatory capital measures must be made. In addition, the Basel III-based U.S. capital rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.

Under the U.S. Basel III-based capital rules, the minimum capital ratios are:
•4.5% CET1 capital to risk-weighted assets;
•6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;
•8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and
•4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).
The minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, refined the definition of what constitutes “capital” for calculating these ratios. The rule required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. In addition, the final rule established a “capital conservation buffer” that, once fully phased in and combined with established minimum common equity, risk-based assets capital, and total capital ratios, will exceed the prompt corrective action “well-capitalized” thresholds. (According to the FDIC Improvement Act of 1991, a depository institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 8.0% or greater; a Tier 1 leverage ratio of 5.0% or greater; a common equity Tier 1 capital ratio of 6.5% or greater; and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.)
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Changes include, among other things:
•Changes to risk-weights under the standardized approach
•Restrictions on the use of models under the advanced approaches
•Revisions to the credit valuation adjustment risk framework
•An overhaul of the operational risk framework, including a more explicit operational risk capital charge under the standardized approach
•Refinements to the leverage ratio framework
•Creation of an output floor on the regulatory capital benefits that a banking organization using the advanced approaches can derive relative to the standardized approach
On September 9, 2022, the federal banking regulators announced their intent to revise U.S. regulatory capital requirements to align with Basel IV requirements. It is unclear, however, when further guidance will become available and when any changes will go into effect. The impact of Basel IV will depend upon the manner in which it is implemented in the U.S. with respect to institutions like First Interstate and FIB.
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

We are subject to the USA PATRIOT Act, OFAC guidelines and requirements, the Bank Secrecy Act (“BSA”), and related Financial Crimes Enforcement Network (“FinCEN”) and Federal Financial Institutions Examination Council (“FFIEC”) Guidelines and regulations and any failure to comply with them could result in material implications that could harm our business.
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
Credit Risks
We may be subject to lending risks and risks associated with loan sector concentrations to which other companies may not be exposed, which could adversely affect the Company.
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses, particularly in light of recent market developments including the recent increases by the Federal Reserve to its benchmark interest rate.
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2022, we had $11.4 billion of commercial loans, including $8.5 billion of commercial real estate loans, representing approximately 63.0% of our loans held for investment portfolio.
Commercial loans may involve greater risks than our other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans can be more sensitive to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of their commercial venture. If the cash flow from business operations is reduced as a result of adverse conditions, the borrower’s ability to repay the loan may be impaired. Commercial loans are, on average, larger loans as compared to other loans with less readily-marketable collateral. Given these factors, losses incurred on commercial real estate and commercial loans could have a material adverse impact on our business, financial condition, and results of operations.
In addition, many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture and livestock businesses, as well as businesses indirectly impacted by commodities prices, such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or man-made disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any factor or combination of factors identified above could negatively impact our business, financial condition, results of operations, and prospects.
A decline in economic conditions could reduce demand for our products and services and negatively impact the credit quality of loans, which could have an adverse effect on our results of operations.
Our clients are located predominantly in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Unlike larger banks that are more geographically diversified, our profitability largely depends on the general economic conditions in these areas. Deterioration in economic conditions could result in the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets, and foreclosures may increase;
•increases in the provisions for credit losses and loans and lease charge-offs;
•decrease in net interest income derived from lending activities;
•collateral for loans, especially real estate, may decline in value;
•future borrowing power of our clients may be reduced;
•the value of our securities portfolio may decline;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•increases in our operating expenses associated with attending to the effects of the above noted consequences.

Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other interest-earning assets. In response to sustained inflationary pressures, the Federal Reserve increased interest rates by 25 basis points on March 16, 2022, by 50 basis points on May 4, 2022, by 75 basis points on June 15, 2022, by 75 basis points on July 27, 2022, by 75 basis points on September 21, 2022, by 75 basis points on November 2, 2022, by 50 basis points on December 14, 2022, and an additional 25 basis points on February 1, 2023. The Federal Reserve has also signaled its intention to continue to raise interest rates as necessary in 2023 and will continue to taper its purchases of agency mortgage-backed securities and treasury securities. To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
Deflationary pressures, while possibly lowering our operating costs, could also have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.
Additionally, a significant decline in general economic conditions caused by the economic slowdown in Europe and the United States, the impact of trade negotiations, escalating tensions with China, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia’s invasion of Ukraine or elsewhere, the outbreak of other international or domestic hostilities or other unrest, a default by the United States or other governments in repaying financial obligations, a shutdown of all or part of the United States government or other governments, the effects of the pandemic or other health crises, acts of terrorism, climate-related events such as prolonged drought, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.
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
Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and repay deposit liabilities as they become due or are demanded by clients. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to provide adequate liquidity to fund our operations. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. We may experience potential stresses on liquidity management. We may see deposit levels decrease as clients adjust to distressed economic conditions by using the funds that would otherwise be savings. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged for collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities, the sale of available-for-sale securities which may require the sale of securities in a loss position, securities sold under repurchase agreements, federal funds purchased, and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry, or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, unfavorable market conditions, difficult or illiquid credit markets, or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material, adverse effect on our regulatory standing, business, financial condition, and results of operations.
Loss of deposits or a change in deposit mix could increase the Company’s funding costs and negatively affect the Company’s operations.
Deposits are a low cost and stable source of funding. We depend on checking and savings, negotiable order of withdrawal, money market deposit account balances, and other forms of client deposits as our primary source of funding. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. The availability of internet banking products has increased the mobility of client deposits. We compete with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding. Clients may shift their deposits into higher-cost products, or the Company may need to raise its interest rates to remain competitive in the marketplace. Higher funding costs reduce the Company’s net interest income and net income.
Market Risks
Changes in interest rates may have an adverse effect on demand for our products and services and on our profitability.
Our earnings and cash flows are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. The Federal Reserve increased the federal funds target range by 425 basis points during 2022 in an effort to dampen increasing inflation rates. Interest rate increases have continued into 2023 with a 25 basis point increase on February 1, 2023. We anticipate that there may be further increases throughout 2023, although we cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense.
As of December 31, 2022, 42.0% of our loans were advanced to our clients on a variable or adjustable-rate basis. The higher borrowing costs resulting from the increases by the Federal Reserve may cause financial hardship on our borrowers, reducing the ability of borrowers to repay their current loan obligations. As a result, these increases in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability and uncertainty about the timing and magnitude of future interest rate increases could reduce borrowing demand and, thus, the need for our lending services.

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
Changes in interest rates can also affect the slope of the yield curve. The impact from a decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve or downward shift in interest rates may also adversely affect the yield on investment securities by increasing the prepayment risk on certain securities. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
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
The Company may experience significant competition from new or existing competitors, which may reduce its client base or cause it to adjust prices for its products and services in order to maintain market share.
There is intense competition among banks in the Company’s market area. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, financial technology (“fintech”) companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and client expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services.
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

The Company also experiences competition from non-bank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies have begun to focus on the financial sector and offer software and products primarily over the internet, with an increasing focus on mobile device delivery. These companies generally are not subject to regulatory requirements comparable to those to which financial institutions are subject and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the client. For example, a number of companies offer bill pay and funds transfer services that allow clients to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and client deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect our operations, and the Company may be unable to develop competitive and timely new products and services in response. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.
Many of our loans held for investment and our obligations for borrowed money are priced based on variable interest rates tied to the London Inter-Bank Offered Rate, or LIBOR, which became unavailable for new originations as of December 31, 2021, and uncertainties caused by any transition away from LIBOR may have material adverse effect on our business, financial condition, or results of operations.
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
The Federal Reserve, FDIC and the Office of the Comptroller of the Currency, because of concerns associated with consumer protection, litigation and reputational risks that could in turn create safety and soundness risks, encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practical. The Company ceased USD LIBOR origination as of December 31, 2021. The cessation of or practical inability to use LIBOR quotes or the future unavailability or unreliability of LIBOR creates substantial risks to the banking industry, including us with LIBOR exposure. Unless alternative rates can be negotiated and become accepted, our variable-rate loans, funding, and derivative obligations that specify the use of a LIBOR index would no longer be able to adjust as anticipated. This could adversely affect our asset and liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also disrupt the capital and credit markets as a result of confusion or uncertainty. The Company has programmatically applied LIBOR unavailability within financial contracts, as well as defined alternative indexes for new origination. Legacy LIBOR contracts are being prepared for transition away from LIBOR prior to the June 30, 2023, final cessation date.
The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and may be subject to disputes or litigation with our borrowers over the appropriateness or comparability of the replacement reference rates to LIBOR. On December 16, 2022, the Federal Reserve formally adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR in certain financial contracts after June 30, 2023. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Company’s preparation and readiness for the replacement of LIBOR with alternative reference rates. The Company is working through this transition via a multi-disciplinary project team, while there could be operational issues that may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be predicted with certainty and could have an adverse impact on the market value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

We invest in Collateralized Loan Obligations (CLO) securities, which may expose us to losses in connection with such investments.
We invest in certain AAA senior tranches of the capital structure in CLO securities. The senior tranche takes priority with respect to the interest and principal cash flows of the CLO security, while retaining the last priority in a loss scenario. The senior tranches are relatively more liquid than the subordinated notes due to the accompanying credit enhancement. The value of any investment in this asset class could decrease depending on the performance of the underlying collateral in the CLO. As of December 31, 2022, we had available-for-sale CLO securities with an estimated fair value of $1,111.6 million, or 16.0% of our available-for-sale investment portfolio.
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
Our goodwill and other intangible assets may become impaired, which may adversely impact our results of operations and financial condition.
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2022, we had goodwill of $1,100.9 million, or 35.8% of our total stockholders’ equity.
Identifiable intangible assets other than goodwill consist of core deposit intangibles and other intangible assets (primarily customer relationships). Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded which could have a material adverse effect on our results of operations.
The Company relies on other companies to provide certain key components of its business infrastructure.
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations and we outsource many of our major systems, such as certain data processing, loan servicing, and deposit processing systems. Through our contractual relationships, external vendors are subject to some of the same rules and regulations that are applicable to the Company and their compliance with regulatory requirements is our responsibility. While the Company has selected these external vendors and systems carefully and continues to manage and oversee these vendors, it does not control their operations. Failure of certain external vendors or systems to perform or provide services in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our clients. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained, or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above could negatively impact our financial condition, results of operations, cash flows, and prospects. Replacing these third-party vendors could also entail significant delay and expense.

Our reputation is very important to our ability to maintain, attract and retain client relationships and if our reputation were impaired it, could have an adverse effect on the Company.
Our clients expect us to deliver personalized financial services with the highest standards of performance, professionalism, compliance, and ethics. Damage to our reputation could undermine retention of our current clients and our ability to attract potential clients while also impairing the confidence of our counterparties and vendors, the result of which affects our ability to effect transactions. Maintaining our reputation depends, in part, on our ability to identify and address issues that may arise such as potential conflicts of interest, anti-money laundering, fair lending issues, client personal information and privacy issues, cyber-security, employee, client and other third-party fraud, record-keeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. To maintain our reputation, we also must prevent third parties from infringing on the “First Interstate Bank” brand and associated trademarks and our other intellectual property. Our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, reported in the news, or posted in other parts of the internet. Defending our reputation, trademarks, and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.
We are dependent upon the services of our management team and directors and if the services of any of them were to become unavailable, it could have an adverse effect on the Company.
Our future success and profitability is substantially dependent upon the management skills of senior management and directors. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. The Company faces significant competition in the recruitment of highly motivated individuals who can deliver our Company’s purpose, mission, and values, which has recently intensified as a result of changes in the labor market and COVID-19. The FRB, FDIC, SEC, and other federal regulatory agencies have jointly proposed rules, which would affect incentive compensation. If finalized, these rules may result in additional costs and restrictions on the form of the Company’s incentive compensation. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.
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

If our systems of internal operating and accounting controls were to become ineffective, our financial information could be negatively impacted.
We establish and maintain systems of internal operational and accounting controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time-to-time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. Any future deficiencies, weaknesses, or losses related to internal operating control systems could have an adverse effect on our business, financial condition, results of operations, and prospects.
We may not effectively implement technology-facilitated products and services or be successful in marketing these products and services to our clients, which could negatively impact our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-facilitated products and services. The effective use of technology enables financial institutions to better serve clients and perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy clients’ demands for convenience, as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-facilitated products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material, adverse impact on our business and, in turn, on our financial condition, results of operations, and prospects.
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
We expect to incur significant costs related to acquisitions by merger and subsequent integration activities.
We have incurred and expect to incur certain non-recurring costs associated with mergers. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs.
We are also expected to incur substantial costs in connection with the integration of acquired companies. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings, the amount and timing of which are uncertain at present.
Common Stock Risks
Volatility in the price and volume of our common stock may be unfavorable.
The market price of our common stock is volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•general economic conditions;
•prevailing market conditions;
•our historical performance and capital structure;
•estimates of our business potential and earnings prospects;
•an overall assessment of our management;
•our performance relative to our peers;
•market demand for our shares;
•perceptions of the banking industry in general;
•political influences on investor sentiment;
•consumer confidence;
•consummation of a strategic acquisition or other implementation of our expansion plans;
•international or domestic hostilities, or other international or domestic calamities, including wars or international conflicts with respect to which the United States may or may not be directly involved; and
•global conditions, earthquakes, tsunamis, tornados, floods, fires, pandemics, and other natural catastrophic events.
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
We are a financial and bank holding company incorporated in the State of Montana. Anti-takeover provisions in Montana law and our articles of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market price of our common stock and could reduce the amount stockholders might receive if we are sold.
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
 Shares of our Class A common stock are equity interests and do not constitute indebtedness. As such, shares of our Class A common stock rank junior to all our indebtedness, including any subordinated term loans, subordinated debentures held by trusts that have issued trust-preferred securities, and other non-equity claims on us with respect to assets available to satisfy claims on us. In the future, we may make additional offerings of debt or equity securities, or we may issue additional debt or equity securities as consideration for future mergers and acquisitions.

General Risk Factors
The COVID-19 pandemic and government response to the pandemic has caused a significant global disruption which has adversely affected, and may continue to adversely affect, our business, results of operations, liquidity, and financial condition.
Since the onset of the pandemic in the spring of 2020, Federal, state, and local governments have responded to the disease caused by the novel coronavirus (also known as, and referred to herein, as “COVID-19”) pandemic in a variety of ways including, without limitation, by declaring states of emergency and implementing various measures to slow the spread of COVID-19. The initial restrictions and other developments of the COVID-19 pandemic resulted in significant adverse effects for many different types of businesses, including, among others, our clients, whether in the retail sales, travel, hospitality, entertainment, or food and beverage industries. These other developments include, among others, supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. The initial restrictions have been largely lifted nationally and within the Company’s operating footprint. An increase in virus spread or infection rates, or the emergence of new variants of the virus could result in restrictions being re-implemented with negative impacts on economic activity.
The extent to which the continuation of the COVID-19 pandemic and its aftermath economic results in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general and the Federal, state, and local government responses to it, fiscal stimulus, interest rate policies, and other government intervention, and the recovery in the United States economy impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that remain uncertain and cannot be predicted.
Our business is subject to the risks of certain global conditions, earthquakes, volcanoes, tsunamis, tornados, floods, fires, drought, and other natural catastrophic events.
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tornados, tsunami, flood, fire, drought, winter storms, or other type of natural disaster, could adversely affect our financial condition or results in a prolonged interruption of our business. We have operations and clients in the West and Midwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, tornados, fires, drought, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations and prospects.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,107 square feet of office space in the building. We also own a 66,112 square foot building that houses our operations center in Billings, Montana. As of December 31, 2022, we provided banking services at 307 locations in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming, of which 72 properties are leased from independent third parties, one property was leased from a related entity, and 234 physical properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.” As of December 31, 2022, we had 2,488 record shareholders, including the Wealth Management division of FIB as trustee for 376,464 shares of common stock held on behalf of 508 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. On January 25, 2023, the Company declared a quarterly cash dividend amount of $0.47 per share of common stock. While we currently intend to continue paying quarterly dividends, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the years ended December 31, 2022, 2021, or 2020 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2022.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs
October 2022	—	$—	—	—
November 2022	1,112	44.88	—	—
December 2022	—	—	—	—
Total	1,112	$44.88	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.

Performance Graph
The performance graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on equity securities of companies included in the NASDAQ Composite Index, KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index, measured on the last trading day of each year shown. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the NASDAQ Stock Market. The KBW NASDAQ Bank Index is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S. and includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions. The KBW NASDAQ Regional Banking Index seeks to reflect the performance of U.S. companies that do business as publicly traded regional banks or thrifts in the U.S.
This graph assumes a $100 investment in our Class A common stock on December 31, 2017, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by S&P Global Market Intelligence. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cumulative Returns on $100 Investment Made on December 31, 2017

250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
First Interstate BancSystem, Inc.
NASDAQ Composite
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
First Interstate BancSystem, Inc.	$100.00	$93.78	$110.84	$114.38	$118.48	$117.55
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
KBW NASDAQ Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2022, we had consolidated assets of $32.3 billion, deposits of $25.1 billion, loans held for investment of $18.1 billion, and total stockholders’ equity of $3.1 billion.
As of December 31, 2022, we had 307 banking offices in operation, including detached drive-up facilities, in communities across Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. Our clients participate in a wide variety of industries, including:

•Agriculture	•Hospitality	•Technology
•Construction	•Housing	•Tourism
•Education	•Professional services	•Technology
•Governmental services	•Real Estate Development	•Wholesale trade
•Healthcare	•Retail
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions for individuals, businesses, municipalities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments. We also derive income from non-interest sources such as: (i) fees received in connection with various lending and deposit services; (ii) wealth management services, such as trust, employee benefit, investment, and insurance services; (iii) mortgage loan originations, sales, and servicing; (iv) merchant and electronic banking services; and (v) from time-to-time, gains on sales of assets and securities.
Our principal expenses include: (i) interest expense on deposits accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other ancillary expenses including legal expenses, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we also incur acquisition costs related to our strategic acquisitions.
Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial, and land development construction loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan we originate must meet minimum underwriting standards we establish through our credit policies, our bankers are granted discretion to approve and price loans within pre-approved limits which assures that we are responsive to community needs in each market area and remain competitive. We fund our loan portfolio primarily with the core deposits from our clients and cash flows off of the investment portfolio. We generally do not rely on brokered deposits to fund our loans and rely to a limited extent on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see “Business—Lending Activities,” included in Part I, Item 1 of this report.

Recent Trends and Developments
Acquisitions
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions and have expanded into the Midwest and Southwest regions, in large part due to our acquisition activity. As part of our overall growth strategy, we will continue to evaluate bank acquisitions and other strategic opportunities in a strategic thoughtful manner in which we believe will provide greater shareholder value.
We recently acquired Great Western, the parent company of GWB, a Sioux Falls, South Dakota based community bank, for total consideration of $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The merger was completed on February 1, 2022 and the core systems were converted in May 2022, at which point GWB’s operations were integrated with the Company’s operations. The acquisition of GWB’s 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota expanded the Company’s geographical footprint. The accompanying consolidated statements of income for the period ended December 31, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date.
Common Stock
On March 25, 2022, all outstanding shares of the Company’s Class B common stock automatically converted into shares of the Company’s Class A common stock on a one-for-one basis, pursuant to the terms of the Company’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”). No additional shares of Class B common stock are permitted to be issued. The former holders of Class B common stock now hold Class A common stock with the same voting powers, preferences, rights and qualifications, limitations and restrictions as the other holders of Class A common stock. All shares of the Company’s outstanding capital stock are now composed solely of shares of Class A common stock and are entitled to one vote per share. The Company’s Class A common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol “FIBK.”
Economic Conditions
U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, and then decreased to 6.5% in December 2022. The effect of inflation on the Company differs significantly from the effect on other industries. While our operating expenses are affected by general inflation, the asset and liability structure of the Company is largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have more of an impact on a Company’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients, including on their businesses and consumers and their ability or willingness to invest, save or spend. It may also impact their ability to repay loans.
The Federal Reserve has stated its objective of returning inflation to 2% and has been aggressively acting to achieve this goal. In response to sustained inflationary pressures, the Federal Reserve increased short-term interest rates 450 basis points between March 16, 2022 and February 2, 2023. While there have been some signs that general inflation pressures are easing, the Federal Reserve has continued to raise interest rates into 2023 and is currently reducing its ownership of agency mortgage-backed securities and treasury securities. With these recent interest rate increases, the short end (up to two years) of the yield curve has increased. Net interest income continued to rise into the end of 2022 as a result of higher yields and a more favorable asset mix. However, increases in interest rates may have negative impacts on the Company’s funding base, as the Company’s deposits have recently declined, following industry-wide trends, and could potentially diminish our clients demand for and their ability to repay loans.
Gross domestic product declined 2.2% for the first and second quarters of 2022, increased 3.2% for the third quarter of 2022, and increased 2.9% in the fourth quarter of 2022. It is unclear whether the economic performance of the U.S. economy in 2022 will result in an economic slowdown, downturn, or recession in 2023 or after; any one of which could impact the Company. Such changes impact the level of deposits by our clients, and thus impact one of our primary lending sources, by causing higher volumes of withdrawals or lower volume of deposits by our clients. The credit quality of the Company’s loans may also be impacted as clients weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
COVID-19
Management continues to monitor the impact of COVID-19 on the Company’s financial results. Over the past year, the COVID-19 pandemic has affected our operations to a limited degree, although it has had varying degrees of disruptions and restrictions on our clients and to our clients’ operations, staffing, and demand for certain products and services.

Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate our financial condition and our results of operations. We monitor and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels as well as and the financial condition and performance of comparable banking institutions in our region and nationally.
Results of Operations
Principal tools we use to manage and evaluate the results of our operations include tracking performance through metrics such as return on average equity, return on average assets, efficiency ratio, non-interest expense as a percent of total average assets, earnings per share, total shareholder return, net interest income, non-interest income, non-interest expense, and net income. Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits and other indebtedness, also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help support earning assets.
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
We seek to increase our non-interest income over time, and we evaluate our non-interest income relative to the trends of the individual types of non-interest income in view of changes in the regulatory environment and prevailing market conditions. We manage our non-interest expenses in consideration of growth opportunities and our community banking model that emphasizes client service and responsiveness. We evaluate our non-interest expense on factors that include our non-interest expense relative to our average assets, our efficiency ratio, and the trends of the individual categories of non-interest expense.
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

Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including leverage capital ratio, tier 1 common capital to total risk-weighted assets, tier 1 risk-based capital ratio, and total risk-based capital ratio.
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow practices prescribed within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that creates an allowance for credit losses expected over the life of loans at each balance sheet date, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Increases in the allowance are recorded through net income as a provision for credit loss expense. Decreases in the allowance are recorded through net income as a reversal of provision for credit loss expense. Loans are charged-off against the allowance when management confirms the uncollectibility of a loan balance. Expected recoveries recorded in the valuation account do not exceed the aggregate of loan amounts previously charged-off and loans expected to be charged-off. The allowance for credit losses represents management’s estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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
Our annual goodwill impairment test is performed each year as of July 1. The Company performed its 2022 annual goodwill impairment qualitative assessment and determined the Company’s goodwill was not considered impaired.
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
Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with ASC Topic 326-20 “Financial instruments - credit losses.” Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and then discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value, or amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method accounted for in accordance with ASC 310-10. Subsequent changes to the allowance for credit losses are recorded through provision for credit loss expense using the same methodology as other loans held for investment.
For additional information regarding acquired loans, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” “Notes to Consolidated Financial Statements—Acquisitions,” and “Notes to Consolidated Financial Statements—Loans Held for Investment,” included in Part IV, Item 15 of this report.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2022 to December 31, 2021. A similar discussion and analysis that compares the fiscal year 2021 to the fiscal year ended December 31, 2020, may be found in Part II, Item 7, “Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Net Income
Net income increased $10.1 million, or 5.3%, to $202.2 million, or $1.96 per diluted share, in 2022, compared to $192.1 million, or $3.11 per diluted share, in 2021. This included $118.9 million of acquisition related expenses in 2022 related to the 2022 acquisition of GWB compared to $11.6 million of acquisition related expenses incurred in 2021. The after-tax impact of acquisition related expenses on earnings per share was $0.90 and $0.15 in 2022 and 2021, respectively.

Performance Ratios
As of or for the year ended December 31,	2022	2021	2020
Return on average assets	0.65%	1.02%	1.00%
Return on average common stockholders’ equity	6.34	9.73	8.12
Efficiency ratio (1)	67.83	61.94	57.61
Common stock dividend payout ratio (2)	86.73	52.56	79.05
(1)Our efficiency ratio definition conforms with the FDIC definition for all periods presented as non-interest expense less amortization of intangible assets divided by net interest income plus non-interest income.
(2)Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.
Net Interest Income
Net interest income, the largest source of our operating income, is derived from interest, dividends, and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits and various forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates, volume of loans, and changes in the composition of interest earning assets and interest-bearing liabilities.
Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest-bearing deposits and other indebtedness also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.
Net interest income increased $453.4 million to $942.6 million during 2022, as compared to $489.2 million in 2021. On a fully taxable equivalent (FTE) basis, net interest income increased $459.3 million during 2022. The increase is a result of the impact of higher levels of earning assets largely related to the GWB acquisition and higher market yields on earning assets following the Federal Fund rate increases during 2022. Also contributing to the increase in net interest income during 2022, as compared to 2021, was interest accretion related to the fair value of acquired loans of $50.4 million during 2022 as compared to $9.1 million in 2021, of which $21.8 million was the result of early loan payoffs during 2022, as compared to $5.0 million in 2021. There were no material recoveries of previously charged-off loan interest in 2022 or 2021. Partially offsetting these increases in net interest income were decreased levels of interest income earned as the Payroll Protection Program (“PPP”) loans were forgiven, and increased interest expense on other borrowed funds, and higher cost of funds on interest-bearing deposit balances.
The Company’s net interest margin ratio increased 51 basis points to 3.36% during 2022, as compared to 2.85% in 2021. Exclusive of interest accretion related to loans acquired through acquisition and the impact of recoveries of charged-off interest, our 2022 net interest margin ratio increased 38 basis points over our similarly calculated net interest margin ratio in 2021, as a result of a shift in the mix of earning assets toward investment securities and loans and increases in yields on earning assets, partially offset by higher costs associated with interest bearing liabilities.

The following table presents, for the periods indicated, condensed average balance sheet information using daily average balances, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields, and Rates
	Year Ended December 31,
	2022			2021			2020
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans (1) (2)	$16,802.2	$797.2	4.74%	$9,788.9	$431.2	4.40%	$9,825.0	$454.7	4.63%
Investment securities (2)	9,973.4	218.9	2.19	5,423.3	73.9	1.36	3,303.5	66.8	2.02
Investment in FHLB and FRB Stock	116.6	4.8	4.12	53.4	1.0	1.87	53.4	0.8	1.50
Interest bearing deposits in banks	1,432.8	8.7	0.61	1,946.7	2.6	0.13	1,255.2	4.1	0.33
Federal funds sold	0.5	—	—	0.1	—	—	0.1	—	—
Total interest earnings assets	28,325.5	1,029.6	3.63	17,212.4	508.7	2.96	14,437.2	526.4	3.65
Non-earning assets	2,804.2			1,631.8			1,672.1
Total assets	$31,129.7			$18,844.2			$16,109.3
Interest-bearing liabilities:
Demand deposits	$7,549.8	$15.7	0.21%	$4,459.6	$1.8	0.04%	$3,631.1	$2.2	0.06%
Savings deposits	8,732.7	24.5	0.28	4,770.8	1.5	0.03	3,968.7	2.4	0.06
Time deposits	1,577.0	8.1	0.51	1,009.3	4.8	0.48	1,225.2	13.5	1.10
Repurchase agreements	1,114.5	2.5	0.22	1,025.2	0.4	0.04	765.8	0.9	0.12
Other borrowed funds	411.1	15.3	3.72	—	—	—	—	—	—
Long-term debt	122.2	6.0	4.91	112.4	6.0	5.34	76.1	4.6	6.04
Subordinated debentures held by subsidiary trusts	156.6	6.8	4.34	87.0	2.8	3.22	86.9	3.0	3.45
Total interest-bearing liabilities	19,663.9	78.9	0.40	11,464.3	17.3	0.15	9,753.8	26.6	0.27
Non-interest-bearing deposits	7,911.6			5,227.9			4,158.8
Other non-interest-bearing liabilities	364.7			177.9			211.5
Stockholders’ equity	3,189.5			1,974.1			1,985.2
Total liabilities and stockholders’ equity	$31,129.7			$18,844.2			$16,109.3
Net FTE interest income		$950.7			$491.4			$499.8
Less FTE adjustments (2)		(8.1)			(2.2)			(2.0)
Net interest income from consolidated statements of income		$942.6			$489.2			$497.8
Interest rate spread			3.23%			2.81%			3.38%
Net FTE interest margin (3)			3.36			2.85			3.46
Cost of funds, including non-interest- bearing demand deposits (4)			0.29			0.10			0.19
(1)Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $7.5 million, $40.6 million, and $32.5 million during 2022, 2021, and 2020, respectively.
(2)Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 26.25%, 21.00%, and 21.00% tax rate for 2022, 2021, and 2020, respectively.
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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2022 compared with December 31, 2021			Year Ended December 31, 2021 compared with December 31, 2020			Year Ended December 31, 2020 compared with December 31, 2019
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$308.6	$57.4	$366.0	$(1.7)	$(21.8)	$(23.5)	$50.3	$(67.8)	$(17.5)
Investment Securities (1)	61.9	83.1	145.0	42.8	(35.7)	7.1	13.8	(12.0)	1.8
Investment in FHLB and FRB Stock	1.2	2.6	3.8	—	0.2	0.2	0.1	(0.5)	(0.4)
Interest bearing deposits in banks	(0.7)	6.8	6.1	2.3	(3.8)	(1.5)	9.2	(23.9)	(14.7)
Total change	371.0	149.9	520.9	43.4	(61.1)	(17.7)	73.4	(104.2)	(30.8)
Interest bearing liabilities:
Demand deposits	1.2	12.7	13.9	0.5	(0.9)	(0.4)	1.7	(8.1)	(6.4)
Savings deposits	1.2	21.8	23.0	0.5	(1.4)	(0.9)	2.7	(18.7)	(16.0)
Time deposits	2.7	0.6	3.3	(2.4)	(6.3)	(8.7)	(3.8)	(5.0)	(8.8)
Repurchase agreements	—	2.1	2.1	0.3	(0.8)	(0.5)	0.5	(3.5)	(3.0)
Other borrowed funds	—	15.3	15.3	—	—	—	—	—	—
Long-term debt	0.5	(0.5)	—	2.2	(0.8)	1.4	5.2	(1.9)	3.3
Subordinated debentures held by subsidiary trusts	2.2	1.8	4.0	—	(0.2)	(0.2)	—	(1.5)	(1.5)
Total change	7.8	53.8	61.6	1.1	(10.4)	(9.3)	6.3	(38.7)	(32.4)
Increase in FTE net interest income (1)	$363.2	$96.1	$459.3	$42.3	$(50.7)	$(8.4)	$67.1	$(65.5)	$1.6
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
Provision for Credit Losses
Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment and investment securities portfolios.
During 2022, the Company recorded a provision for credit losses of $82.7 million, as compared to a $14.6 million reversal of provision for credit losses in 2021. The provision during 2022 includes $68.4 million related to loans held for investment, of which $59.5 million was related to acquired non-PCD loans related to the acquisition of GWB, $12.4 million related to unfunded commitments, and $1.9 million related to held-to-maturity securities. The allowance for credit losses is updated quarterly based on the current loan and investment securities portfolios, asset quality metrics, and a review of the current economic outlook. The provision for credit losses is reflective of net charge-offs of $30.1 million, or 0.18% of average loans outstanding, for 2022, compared to $7.3 million, or 0.07% of average loans outstanding in 2021.
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

Non-interest Income
Our principal sources of non-interest income primarily include fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest Income	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
Payment services revenues	$74.1	$45.1	$41.1	$29.0	$4.0	64.3%	9.7%
Mortgage banking revenues	18.7	40.8	47.3	(22.1)	(6.5)	(54.2)	(13.7)
Wealth management revenues	34.3	26.3	23.8	8.0	2.5	30.4	10.5
Service charges on deposit accounts	24.6	16.5	17.6	8.1	(1.1)	49.1	(6.3)
Other service charges, commissions, and fees	15.5	7.9	12.1	7.6	(4.2)	96.2	(34.7)
Investment securities (losses) gains, net	(24.4)	1.1	0.3	(25.5)	0.8	NM	266.7
Other income*	20.4	11.8	13.7	8.6	(1.9)	72.9	(13.9)
Total non-interest income	$163.2	$149.5	$155.9	$13.7	$(6.4)	9.2	(4.1)
* Certain reclassifications, none of which were material, have been made to conform 2020 and 2021 amounts to the 2022 presentation.
Non-interest income increased $13.7 million, or 9.2%, to $163.2 million in 2022, as compared to $149.5 million in 2021. Significant components of these fluctuations are discussed below.
Payment services revenues consist of interchange revenue that merchants pay for processing electronic payment transactions, associated fees earned from the issuance of business credit cards, consumer credit cards, and debit cards, and ATM service fees. Payment services revenues increased $29.0 million, or 64.3%, to $74.1 million in 2022, as compared to $45.1 million for the same period in 2021, mainly as result of increased volume associated with the acquisition of GWB.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale, gains on residential real estate loans sold to third parties, income earned from the servicing of mortgages originated by the Company which are held by third parties, and any impairments to or subsequent recovery of the Company’s mortgage servicing rights valuation. Mortgage banking revenues decreased $22.1 million, or 54.2%, to $18.7 million in 2022, as compared to $40.8 million in 2021, primarily as a result of the decline in both home loan production volume as a result of rising interest rates, along with tighter gain-on-sale spreads compared to 2021. The realized revenue was also impacted by a $3.4 million recovery of a previous impairment of our mortgage servicing rights during 2022 as compared with a $6.9 million recovery in 2021.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $8.0 million in 2022, or 30.4%, to $34.3 million, as compared to $26.3 million in 2021, primarily due to increased volume associated with the acquisition of GWB, which were partially offset by the decline in market values impacting assets under management, which is the basis on which we assess fees. The Company had $7.5 billion of assets under management at December 31, 2022 compared to $5.9 billion at December 31, 2021.
Service charge fees are primarily driven by service and overdraft charges on deposit accounts. These service charges increased $8.1 million, or 49.1%, to $24.6 million in 2022, as compared to $16.5 million in 2021. The increase in 2022 is primarily due to increased volume as a result of the acquisition of GWB, partially offset by the Company’s decision to discontinue assessing non-sufficient fund charges and reducing overdraft fees mid-year, and the decision to increase the earnings credit rate on business deposits late in the year.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees increased $7.6 million, or 96.2%, to $15.5 million in 2022, as compared $7.9 million in 2021, primarily due to increased volume as a result of the acquisition of GWB and increased swap fee revenues earned on derivative interest rate swap contracts offered to clients.
Investment securities gains (losses), net includes realized gains and losses associated with the sales of investment securities. Investment securities gain (losses), net decreased $25.5 million to a loss of $24.4 million as compared to a gain of $1.1 million during 2021. The decrease was primarily due to a loss of $46.3 million incurred on the sale of $500 million in U.S. treasury notes previously swapped, partially offset by the recognition of the remaining deferred swap termination gain of $22.1 million. Notional proceeds from the transactions were reinvested back into the securities portfolio at higher yields, with the incremental interest income recovering the net realized loss in approximately 2.5 years.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income increased $8.6 million, or 72.9%, to $20.4 million in 2022, as compared to $11.8 million for the same period in 2021, primarily due to an increase in the cash surrender value of life insurance of $4.9 million, a $1.7 million recovery in the credit valuation discount on derivatives acquired in the GWB acquisition, and a $1.4 million gain on the disposition of the GWB acquired subordinated debt.
Non-interest Expense
Non-interest expense increased $360.5 million, or 88.9%, to $766.0 million in 2022, as compared to $405.5 million in 2021. The increase was mainly a result of $118.9 million of acquisition expenses related to the GWB acquisition, increased operating expenses related to the GWB acquisition, and higher incentive and donation expenses as a result of Company performance.
The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest Expense	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
Salaries and wages	$282.1	$164.9	$173.7	$117.2	$(8.8)	71.1%	(5.1)%
Employee benefits	77.5	55.8	49.4	21.7	6.4	38.9	13.0
Outsourced technology services	54.3	32.8	32.8	21.5	—	65.5	—
Occupancy, net	44.0	28.7	28.5	15.3	0.2	53.3	0.7
Furniture and equipment	23.4	17.6	15.5	5.8	2.1	33.0	13.5
OREO expense, net of income	2.3	(0.2)	(0.5)	2.5	0.3	NM	(60.0)
Professional fees	19.1	12.1	10.9	7.0	1.2	57.9	11.0
FDIC insurance premiums	14.0	6.6	5.9	7.4	0.7	112.1	11.9
Other intangibles amortization	15.9	9.9	10.9	6.0	(1.0)	60.6	(9.2)
Other expenses	114.5	65.7	60.4	48.8	5.3	74.3	8.8
Acquisition related expenses	118.9	11.6	—	107.3	11.6	NM	—
Total non-interest expense	$766.0	$405.5	$387.5	$360.5	$18.0	88.9	4.6
Salaries and wages expense increased $117.2 million, or 71.1%, to $282.1 million in 2022, as compared to $164.9 million in 2021, primarily as a result of the additional employee-related expenses resulting from the acquisition of GWB, a fuel stipend provided to lower wage earners for six months, an increase of minimum wage to $17, and higher incentive accruals, which were partially offset by lower commission expenses.
Employee benefits expense increased $21.7 million, or 38.9%, to $77.5 million in 2022, as compared to $55.8 million in 2021, primarily due to higher benefit costs related to the additional employees resulting from the GWB acquisition.
Outsourced technology services primarily includes technology services related to the core system platform, software as a service products, automated teller machines, technology equipment and software maintenance. Outsourced technology services expense increased $21.5 million, or 65.5%, to $54.3 million in 2022, as compared to $32.8 million in 2021, primarily due to inflationary impacts to technology contracts and costs associated with higher transaction volumes associated with the GWB acquisition.
The increases in net occupancy expense, furniture and equipment, professional fees, FDIC insurance premiums, and other intangibles amortization during 2022, as compared to 2021 are primarily due to additional operating expenses, maintenance and repairs, and depreciation from the additional banking offices added in the GWB acquisition, along with higher amortization, legal and consulting costs related to the GWB acquisition.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other operational losses. Other expenses increased $48.8 million, or 74.3%, to $114.5 million in 2022, as compared to $65.7 million in 2021. The increase in other expenses are mainly attributable to the GWB acquisition. Donations expense is calculated based on net income before tax, resulting in a year-over-year increase.
Acquisition related expenses primarily include legal and professional fees; technology, conversion, and contract termination costs; employee severance and retention payments; and travel expenses. Acquisition related expenses of $118.9 million were incurred during 2022 related to the 2022 acquisition of GWB, compared to $11.6 million of acquisition related expenses incurred during 2021. For additional information regarding our GWB acquisition, see “Recent Trends and Developments” included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Income Tax Expense
Our effective federal tax rate was 16.1% for the year ended December 31, 2022 compared to 17.4% for the year ended December 31, 2021. Fluctuations in effective federal income tax rates are primarily due to an increase in tax exempt interest income realized from the loan portfolio acquired in the GWB acquisition and an increase in the cash surrender value of company owned life insurance, which was partially offset by an increase in non-deductible acquisition costs and an increase in the non-deductible portion of FDIC premium expense related to the Company’s increase in total assets related to the GWB acquisition.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.2% for the year ended December 31, 2022 compared to 5.1% for the year ended December 31, 2021.
Financial Condition
The financial condition discussion below is based upon our Consolidated Balance Sheet in Part IV, Item 15 of this Report. A similar discussion and analysis comparing fiscal year 2021 to fiscal year ended December 31, 2020 may be found in Part II, Item 7, “Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.
Total assets increased $12,615.9 million, or 64.1%, to $32,287.8 million as of December 31, 2022, from $19,671.9 million as of December 31, 2021, primarily due to $13,351.8 million of assets acquired in the acquisition of GWB. Significant fluctuations in balance sheet accounts are discussed below.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, corporate securities, and tax-exempt securities. Debt securities rated in the highest category by nationally recognized rating agencies and held-to-maturity debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 94.4% of the investment portfolio at December 31, 2022. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5.6% of total debt securities at December 31, 2022. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities increased $3,889.8 million, or 59.8%, to $10,397.9 million as of December 31, 2022, from $6,508.1 million as of December 31, 2021. The increase was primarily due to $2,699.0 million of securities acquired in the GWB acquisition and the redeployment of cash and cash equivalents into the securities portfolio. In conjunction with the acquisition of GWB, the Company transferred debt securities categorized as held-to-maturity with an estimated fair value of $10.9 million to the available-for-sale category classification and transferred debt securities categorized as available-for-sale with an estimated fair value of $463.6 million to the held-to-maturity classification during the first quarter of 2022.
In 2022, the Company terminated the $500.0 million, two-year forward starting, three-year pay-fixed interest rate swap, resulting in a $23.3 million gain. The gain associated with the $500.0 million interest rate swap was to be accreted into income through May 2026. However, the U.S. Treasury securities associated with the swap were sold on September 1, 2022 for a loss of $46.3 million. As such, the derivative gain was accreted through August 2022 and then in September 2022 the remaining derivative gain of $22.1 million was recognized as income in investment securities gains (losses), for a net loss of $24.2 million. The Company also terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028.
See Notes “Investment Securities” and “Derivatives and Hedging Activities” included in Part IV, Item 15 of this report for additional details.
As of December 31, 2022, the estimated duration of our investment portfolio was 3.7 years, as compared to 3.6 years as of December 31, 2021. The weighted average yield on investment securities increased 83 basis points to 2.19% in 2022, from 1.36% in 2021.

As of December 31, 2022, investment securities with amortized costs and fair values of $4,998.9 million and $4,432.0 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $2,617.8 million and $2,610.8 million, respectively, as of December 31, 2021. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. As of December 31, 2022, the carrying value of our investments in non-agency mortgage-backed securities totaled $264.9 million. All other mortgage-backed securities included in the table below were issued by U.S. government agencies and corporations. As of December 31, 2022, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 77.9% and 82.7% of our tax-exempt securities were general obligation securities as of December 31, 2022 and 2021, respectively, of which 38.0% and 72.8%, respectively, were issued by political subdivisions or agencies within the states of Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2022, we had investment securities with fair values aggregating $2,620.8 million that had been in a continuous loss position more than 12 months. Gross unrealized losses on these securities totaled $495.9 million as of December 31, 2022, and were attributable to changes in interest rates. No impairment or credit losses were recorded during 2022, 2021, or 2020 for available-for-sale securities.
The following table sets forth the carrying value as of December 31, 2022 and 2021, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	2021	2022
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasuries
Maturing in one to five years	$497.4	$871.2	8.38%	3.28%
Maturing in five to ten years	200.2	200.6	1.93	0.99
Mark-to-market adjustments on securities available-for-sale	(12.9)	(32.4)	(0.31)	NA
Total	684.7	1,039.4	10.00	2.85
U.S. government agency securities
Maturing within one year	—	0.6	0.01	1.55
Maturing in one to five years	33.2	163.5	1.57	2.20
Maturing in five to ten years	322.8	400.2	3.85	2.24
Maturing after ten years	—	3.6	0.03	3.33
Mark-to-market adjustments on securities available-for-sale	(9.1)	(17.3)	(0.17)	NA
Total	346.9	550.6	5.29	2.23
Mortgage-backed securities
Maturing within one year	33.0	24.4	0.24	2.39
Maturing in one to five years	97.6	908.1	8.74	2.74
Maturing in five to ten years	947.5	1,312.6	12.62	2.04
Maturing after ten years	2,732.6	5,149.4	49.52	2.19
Mark-to-market adjustments on securities available-for-sale	(10.2)	(462.7)	(4.45)	NA
Total	3,800.5	6,931.8	66.67	2.23
Collateralized loan obligations
Maturing in five to ten years	111.0	204.0	1.96	5.86
Maturing after ten years	787.2	941.2	9.05	5.38
Mark-to-market adjustments on securities available-for-sale	1.2	(33.6)	(0.32)	NA
Total	899.4	1,111.6	10.69	5.47
Tax exempt securities
Maturing within one year	11.2	10.5	0.10	2.76
Maturing in one to five years	40.4	56.5	0.54	3.17
Maturing in five to ten years	79.0	116.0	1.12	1.79
Maturing after ten years	371.7	312.4	3.00	1.97
Mark-to-market adjustments on securities available-for-sale	(7.2)	(50.7)	(0.49)	NA
Total	495.1	444.7	4.27	2.08
Corporate securities
Maturing within one year	20.0	15.8	0.15	2.52
Maturing in one to five years	74.3	87.2	0.84	2.34
Maturing in five to ten years	187.8	249.4	2.40	3.06
Mark-to-market adjustments on securities available-for-sale	(0.6)	(32.6)	(0.31)	NA
Total	281.5	319.8	3.08	2.86
Total	$6,508.1	$10,397.9	100.00%	2.19%
Maturities of the 2022 securities noted above reflect $1,443.3 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $12.9 million of these securities will be called in 2023. For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock
The Bank is a member of the FHLB of Minneapolis and the FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. As of December 31, 2022 and December 31, 2021, the Company held $198.6 million and $53.8 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale increased $49.8 million, or 165.4%, to $79.9 million as of December 31, 2022, compared to $30.1 million as of December 31, 2021, primarily due to $217.0 million of certain agricultural and commercial loans transferred from loans held for investment to loans held for sale as a result of the GWB acquisition and a transfer of a commercial construction loan from loans held for investment during 2022, which was partially offset by resolutions of $142.3 million of loans acquired from GWB and a decrease in mortgage loan activity.
Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2022	Percent	2021	Percent	2020	Percent	2019	Percent	2018	Percent
Real estate:
Commercial	$8,528.6	47.1%	$3,971.5	42.5%	$3,743.2	38.1%	$3,487.8	39.2%	$3,247.5	38.3%
Construction	1,944.4	10.8	1,007.8	10.8	1,039.4	10.6	977.7	10.8	838.7	9.9
Residential	2,188.3	12.1	1,538.2	16.5	1,396.3	14.2	1,246.1	14.0	1,284.3	15.2
Agricultural	794.9	4.4	213.9	2.3	220.6	2.2	226.6	2.5	217.4	2.6
Consumer	1,058.5	5.8	931.7	10.0	1,025.9	10.4	1,045.2	11.7	1,070.2	12.6
Commercial	2,882.6	15.9	1,475.5	15.8	2,153.9	22.0	1,673.7	18.7	1,560.3	18.4
Agricultural	708.3	3.9	203.9	2.1	247.6	2.5	279.1	3.1	254.8	3.0
Other	9.2	—	1.5	—	1.6	—	—	—	1.6	—
Loans held for investment	18,114.8	100.0%	9,344.0	100.0%	9,828.5	100.0%	8,936.2	100.0%	8,474.8	100.0%
Deferred loan and fees and costs	(15.6)		(12.3)		(21.0)		(5.5)		(4.4)
Loans held for investment, net of deferred fees and costs	18,099.2		9,331.7		9,807.5		8,930.7		8,470.4
Less allowance for credit losses*	220.1		122.3		144.3		73.0		73.0
Loans held for investment, net of allowance	$17,879.1		$9,209.4		$9,663.2		$8,857.7		$8,397.4
Allowance to loans held for investment		1.22%		1.31%		1.47%		0.82%		0.86%

*Allowance for credit losses on loans (ACLL) for the 2022, 2021, and 2020 periods; Allowance for loan losses (ALLL) for the 2019 and prior periods.
Loans held for investment, net of deferred fees and costs, increased $8,767.5 million, or 94.0%, to $18,099.2 million as of December 31, 2022, as compared to $9,331.7 million as of December 31, 2021, primarily due to $7,705.0 million of loans acquired that were classified as held for investment in the GWB acquisition. Loans held for investment included PPP loans, net of deferred fees, of $5.0 million and $96.3 million as of December 31, 2022 and December 31, 2021, respectively. Excluding the impact of GWB acquired loans and PPP loans, loans held for investment as of December 31, 2022, increased $1,153.8 million from December 31, 2021, primarily driven by increases in real estate and consumer loans, partially offset by a decrease in agricultural loans.

The following table presents the composition and comparison of loans held for investment, including the February 1, 2022 loans acquired from GWB:

					GWB Acquired Loans as of February 1, 2022
	December 31, 2022	December 31, 2021	$ Change	% Change
Real estate loans:
Commercial	$8,528.6	$3,971.5	$4,557.1	114.7%	$3,968.8
Construction loans:
Land acquisition & development	386.2	247.8	138.4	55.9	116.4
Residential	516.2	262.0	254.2	97.0	122.1
Commercial	1,042.0	498.0	544.0	109.2	245.1
Total construction loans	1,944.4	1,007.8	936.6	92.9	483.6
Residential	2,188.3	1,538.2	650.1	42.3	495.0
Agricultural	794.9	213.9	581.0	271.6	631.8
Total real estate loans	13,456.2	6,731.4	6,724.8	99.9	5,579.2
Consumer loans:
Indirect	829.7	737.6	92.1	12.5	13.5
Direct and advance lines	152.9	129.2	23.7	18.3	17.0
Credit card	75.9	64.9	11.0	16.9	11.9
Total consumer loans	1,058.5	931.7	126.8	13.6	42.4
Commercial	2,882.6	1,475.5	1,407.1	95.4	1,503.3
Agricultural	708.3	203.9	504.4	247.4	580.1
Other, including overdrafts	9.2	1.5	7.7	513.3	—
Deferred loan fees and costs	(15.6)	(12.3)	(3.3)	26.8	—
Loans held for investment, net of deferred loan fees and costs	$18,099.2	$9,331.7	$8,767.5	94.0%	$7,705.0
Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 37.0% and 41.7% of our commercial real estate loans were owner occupied as of December 31, 2022 and 2021, respectively.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2022, our construction loan portfolio was divided among the following categories: approximately $516.2 million, or 26.5%, residential construction; approximately $1,042.0 million, or 53.6%, commercial construction; and approximately $386.2 million, or 19.9%, land acquisition and development.
Residential real estate loans. Residential real estate loans are typically secured by first liens on the financed property. Included in residential real estate loans were home equity loans and lines of credit of $548.9 million and $394.6 million as of December 31, 2022 and 2021, respectively.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 78.4% and 79.2% of our consumer loans as of December 31, 2022 and 2021, respectively, were indirect consumer loans.

Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards, and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees. Commercial loans increased $1,407.1 million, or 95.4%, to $2,882.6 million as of December 31, 2022, from $1,475.5 million as of December 31, 2021, primarily as a result of loans acquired from GWB, partially offset by PPP forgiveness. Commercial loans included $5.0 million of PPP loans as of December 31, 2022 compared to $100.0 million as of December 31, 2021.
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
The following table presents the contractual maturity distribution and interest rates of our loan portfolio as of December 31, 2022. The amounts provided below do not reflect scheduled repayment or prepayment assumptions related to the loan portfolio. The within one year category includes loans overdrafts and loans with no stated maturity.
Maturities and Interest Rate Sensitivities

(Dollars in millions)	Contractual Maturity Range					Maturing After One Year
	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Real estate	$1,157.2	$4,383.4	$5,896.7	$2,018.9	$13,456.2	$7,184.9	$5,114.1
Consumer	106.7	423.4	459.6	68.8	1,058.5	937.6	14.2
Commercial	841.8	1,140.8	774.3	125.7	2,882.6	1,310.3	730.6
Agricultural	497.6	160.2	44.2	6.3	708.3	187.1	23.6
Other	9.2	—	—	—	9.2	—	—
Loans held for investment	$2,612.5	$6,107.8	$7,174.8	$2,219.7	$18,114.8	$9,619.9	$5,882.5
Non-Performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased $34.3 million, to $59.2 million, as of December 31, 2022, from $24.9 million as of December 31, 2021, primarily as a result of the loans acquired from GWB. Accruing loans past due 90 days or more increased $3.6 million, or 128.6%, primarily as a result of the loans acquired from GWB. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner. OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property and reviews of recent appraisals and comparable sales data for similar properties in the same or adjacent market areas. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties, and to conduct open houses.
OREO increased to $12.7 million as of December 31, 2022, from $2.0 million as of December 31, 2021, primarily attributable to $15.8 million of other real estate owned acquired in the GWB acquisition, partially offset by dispositions. As of December 31, 2022, 95.3% of our OREO balance was related to agricultural real estate properties and 4.7% was related to a commercial property.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets and Troubled Debt Restructurings (Dollars in millions)	As of December 31,
	2022	2021	2020	2019	2018
Non-performing loans:
Non-accrual loans	$59.2	$24.9	$39.5	$42.9	$54.3
Accruing loans past due 90 days or more	6.4	2.8	8.5	5.7	3.8
Total non-performing loans	65.6	27.7	48.0	48.6	58.1
OREO	12.7	2.0	2.5	8.5	14.4
Total non-performing assets	$78.3	$29.7	$50.5	$57.1	$72.5

Troubled debt restructurings not included above (1)	$60.4	$2.3	$3.2	$5.5	$5.6

Non-accrual loans to loans held for investment	0.33%	0.27%	0.40%	0.48%	0.64%
Non-performing assets to loans held for investment and OREO (2)	0.43	0.32	0.51	0.64	0.86
Non-performing assets to total assets (3)	0.24	0.15	0.29	0.39	0.55
Allowance for credit losses to non-performing loans (4)	335.52	441.52	300.63	150.21	125.65
(1)Accruing loans modified in troubled debt restructurings are not considered non-performing loans. While still considered impaired under applicable accounting guidance for the 2019 and 2018 periods, these loans are performing as agreed under their modified terms and management expects performance to continue.
(2)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to loans held for investment and OREO would be 0.77%, 0.34%, 0.55%, 0.70% and 0.92% as of December 31, 2022, 2021, 2020, 2019, and 2018, respectively.
(3)Including accruing troubled debt restructurings described in footnote 1, the ratio of non-performing assets to total assets would be 0.43%, 0.16%, 0.30%, 0.43% and 0.59% as of December 31, 2022, 2021, 2020, 2019, and 2018, respectively.
(4)Including accruing troubled debt restructurings described in footnote 1, the ratio of allowance for credit losses to non-performing loans would be 174.68%, 407.67%, 281.84%, 134.91% and 114.55% as of December 31, 2022, 2021, 2020, 2019, and 2018, respectively.
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

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2022	Percent	2021	Percent	2020	Percent	2019	Percent	2018	Percent
Real estate:
Commercial	$20.7	31.5%	$8.6	31.1%	$13.6	28.3%	$13.6	28.0%	$10.0	17.2%
Construction:
Land acquisition and development	4.3	6.6	0.7	2.5	0.8	1.7	1.7	3.5	3.9	6.7
Residential	—	—	—	—	1.1	2.3	—	—	1.0	1.7
Commercial	—	—	—	—	0.1	0.2	0.5	1.0	0.2	0.3
Total construction	4.3	6.6	0.7	2.5	2.0	4.2	2.2	4.5	5.1	8.7
Residential	7.6	11.6	3.0	10.8	5.1	10.6	5.7	11.7	6.8	11.8
Agricultural	7.6	11.6	4.9	17.7	6.2	12.9	5.2	10.7	12.6	21.7
Total real estate	40.2	61.3	17.2	62.1	26.9	56.0	26.7	54.9	34.5	59.4
Consumer	4.3	6.6	2.8	10.1	3.6	7.5	3.5	7.3	3.5	6.0
Commercial	12.3	18.7	6.1	22.0	13.0	27.1	16.0	32.9	17.1	29.4
Agricultural	8.8	13.4	1.6	5.8	4.5	9.4	2.4	4.9	3.0	5.2
Total non-performing loans	$65.6	100.0%	$27.7	100.0%	$48.0	100.0%	$48.6	100.0%	$58.1	100.0%

Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans increased to $39.1 million as of December 31, 2022, from $11.7 million as of December 31, 2021, primarily as a result of the loans acquired from GWB.
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
As of December 31, 2022 and December 31, 2021, we had loans renegotiated in troubled debt restructurings of $64.6 million and $6.2 million, respectively, of which $4.2 million and $3.9 million were reported as non-accrual loans in the non-performing asset and troubled debt restructurings and non-performing loan tables above as of December 31, 2022 and December 31, 2021, respectively. The remaining $60.4 million and $2.3 million as of December 31, 2022 and December 31, 2021, respectively, were on accrual status and are reported as troubled debt restructurings in the non-performing asset and troubled debt restructurings table above. The increase in troubled debt restructuring from December 31, 2022 and December 31, 2021 was primarily as a result of loans acquired during the GWB acquisition.
For additional information regarding loans modified in troubled debt restructurings, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.
Allowance for Credit Losses
The Company performs a quarterly assessment of the adequacy of its allowance for credit losses in accordance with GAAP. The methodology used to assess the adequacy is consistently applied to the Company’s portfolio of loans held for investment. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined over the life of the loans. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current and forecasted economic conditions on certain historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Credit Losses” above.
The allowance for credit losses is increased by provisions charged against earnings and net recoveries of charged-off loans and is reduced by negative provisions credited to earnings and net loan charge-offs. The allowance for credit losses consists of three elements:
(1)Specific valuation allowances associated with collateral-dependent and other individually evaluated loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices, and any relevant qualitative or environmental factors impacting loans.
(2)Historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends. The Company applies probability of default and loss given default methodologies for all portfolio segments. The Company uses a transition matrix for probability of default components of the methodology and a historical average for the loss given default components of the methodology. The probability of default and loss given default is applied to the current principal balance as of the reporting date. The transition matrix determines the probability of default by tracking the historical movement of loans between loan risk tiers over a defined period of time. Loan transitions are measured by either internal ratings or delinquency status. Those loans tracked by ratings are generally commercial purpose including agricultural, commercial, and commercial real estate. Those loans tracked by delinquency are generally consumer in nature, with the exception of loans classified as multi-family and credit cards. The loss given default used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experiences from 2008 to the current period, based on a migration analysis of our historical loss experience, designed to account for credit deterioration. The model compares the most recent period losses to prior period defaults to calculate the loss given default, which is averaged over the historical observations.

(3)General valuation allowances determined based on changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, general economic conditions or forecasts, and other qualitative risk factors, both internal and external to us, including the incorporation of a one-year forecast period for economic conditions.
As part of the qualitative adjustments, the Company considers future economic conditions over the one-year forecast period. There are 10 economic factors that are considered in our assessment which are compared against the Moody’s Analytics economic scenarios. The outcome of this analysis adjusts the one-year forecasted expectations which are incorporated into the qualitative adjustments. Other qualitative factors, including changes in loan and lending policies, underwriting standards and personnel, and assessments of portfolio loan quality, among others, are also considered. During the period ending December 31, 2022, other qualitative factors were adjusted based on our assessment of loan quality and sustained loan quality trends in certain loan categories, offset by a more conservative set of assumptions about the economic outlook.
Based on the assessment of the adequacy of the allowance for credit losses, the Company records provisions for credit losses to maintain the allowance for credit losses at appropriate levels.
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An allowance for credit losses is recorded for the expected credit losses over the life of the loan on loans acquired without evidence of credit deterioration. The Company established an allowance for credit losses on acquired GWB non-PCD loans by recording a provision expense of $68.3 million through the income statement upon closing. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
For loans acquired in business combinations with evidence of deterioration in credit quality since origination, the Company determines the fair value of the loans by estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. On February 1, 2022, the Company established a provisional allowance for credit losses of $84.3 million, which was subsequently adjusted as a result of a fair value re-evaluation during 2022 by $24.8 million to $59.5 million on GWB PCD loans acquired. Neither the establishment of the initial allowance against PCD loans, or the subsequent adjustments, were reflected in the income statement, but rather were booked as adjustments to the acquired amortized cost of the loans. Differences between the established amortized cost basis, and the unpaid principal balance of the asset, is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the level yield interest method. The difference between the amortized cost basis and the unpaid principal balance of $31.2 million was established on GWB PCD loans acquired on February 1, 2022 and adjusted as a result of a fair value re-evaluation during 2022 by $8.4 million to $39.6 million. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
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

The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated.
Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2022	2021	2020	2019	2018
Allowance for credit losses on loans: (1)
Beginning balance	$122.3	$144.3	$73.0	$73.0	$72.1
Initial impact of adoption of ASC 326	—	—	30.0	—	—
ACL recorded on PCD loans	59.5	—	—	—	—
Provision charged to operating expense (2)	68.4	(14.7)	55.5	13.9	8.6
Charge-offs:
Real estate
Commercial	11.7	2.3	0.4	0.2	1.9
Construction	9.2	1.4	0.5	2.0	0.7
Residential	0.3	0.1	—	1.3	1.1
Agricultural	0.2	0.7	—	—	—
Consumer	10.1	8.2	10.8	13.0	11.3
Commercial	8.1	3.7	9.1	6.6	4.7
Agricultural	5.4	0.2	0.1	0.5	—
Total charge-offs	45.0	16.6	20.9	23.6	19.7
Recoveries:
Real estate
Commercial	3.0	0.1	0.3	0.5	1.9
Construction	0.5	0.6	0.4	1.3	0.9
Residential	0.8	0.3	0.4	0.9	0.9
Agricultural	0.4	—	—	—	—
Consumer	5.0	4.5	3.9	3.6	4.5
Commercial	2.3	3.8	1.7	3.4	3.6
Agricultural	2.9	—	—	—	0.2
Total recoveries	14.9	9.3	6.7	9.7	12.0
Net charge-offs	30.1	7.3	14.2	13.9	7.7
Ending balance	$220.1	$122.3	$144.3	$73.0	$73.0

Allowance for off-balance sheet credit losses:
Beginning balance	$3.8	$3.7	$—	$—	$—
Initial impact of adopting ASC 326	—	—	2.3	—	—
Provision for off-balance sheet credit losses	12.4	0.1	1.4	—	—
Ending balance	$16.2	$3.8	$3.7	$—	$—

Allowance for credit losses on investment securities:
Beginning balance	$—	$—	$—	$—	$—
Provision for credit losses	1.9	—	—	—	—
Ending balance	$1.9	$—	$—	$—	$—

Total allowance for credit losses	$238.2	$126.1	$148.0	$73.0	$73.0
Total provision for (reversal of) credit losses	82.7	(14.6)	56.9	13.9	8.6
Loans held for investment, net of deferred fees and costs	18,099.2	9,331.7	9,807.5	8,930.7	8,470.4
Average loans	16,802.2	9,788.9	9,825.0	8,879.1	7,985.0
Net charge-offs to average loans	0.18%	0.07%	0.14%	0.16%	0.10%
Allowance to non-accrual loans	371.79	491.16	365.32	170.16	134.44
Allowance to loans held for investment	1.22	1.31	1.47	0.82	0.86

(1) Allowance for credit loss on loans (ACLL) for the 2020-22 periods; allowance for loan loss (ALLL) for the 2019 and prior periods.
(2) Provision for (reversal of) credit loss on loans for the 2020-22 periods; provision for loan loss for the 2019 and prior periods.

Our allowance for credit losses on loans was $220.1 million, or 1.22% of loans held for investment as of December 31, 2022, as compared to $122.3 million, or 1.31% of loans held for investment, as of December 31, 2021. The decrease in the percentage from December 31, 2021 is primarily a result of lower overall loss rates resulting in lower expected lifetime losses, partially offset by adverse changes in our economic outlook. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio expected over the life of the loan, including the incorporation of a one-year forecast period for economic conditions.
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
Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2022		2021		2020		2019		2018
	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans
Real estate	$138.7	74.4%	$69.3	72.1%	$80.5	65.1%	$28.9	66.5%	$31.0	66.0%
Consumer	23.3	5.8	21.1	10.0	23.9	10.4	9.9	11.7	8.7	12.6
Commercial	54.9	15.9	31.6	15.8	39.2	22.0	32.6	18.7	31.3	18.4
Agricultural	3.2	3.9	0.3	2.1	0.7	2.5	1.6	3.1	2.0	3.0
Totals	$220.1	100.0%	$122.3	100.0%	$144.3	100.0%	$73.0	100.0%	$73.0	100.0%
The allowance for credit losses allocated to real estate, consumer, commercial, and agricultural loans increased $97.8 million as of December 31, 2022 as compared to December 31, 2021, primarily as a result of GWB acquired loans.
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
Goodwill and Other Intangibles
The Company’s intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (core deposit and customer relationship intangibles). Goodwill totaled $1,100.9 million and $621.6 million as of December 31, 2022 and 2021, respectively. The increase is attributable to goodwill recorded in conjunction with the acquisition of GWB.
Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed and are amortized based on the estimated useful lives of the related deposits. Customer relationship intangibles represent the intangible value of customer relationships resulting from excess earnings associated with the expected fee income related to the underlying client relationships. Other intangibles, net of accumulated amortization, increased $55.7 million, to $97.0 million as of December 31, 2022, from $41.3 million as of December 31, 2021, The increase is a result of the intangibles acquired in the GWB acquisition, partially offset by the sale of health savings accounts and scheduled amortization expense.
For additional information concerning Goodwill and Intangibles, see “Notes to Consolidated Financial Statements — Goodwill and Intangibles” included in Part IV, Item 15.

Company-Owned Life Insurance
Company-owned life insurance is comprised of life insurance policies recorded at their cash surrender value. Company-owned life insurance increased $196.4 million, to $497.9 million as of December 31, 2022, from $301.5 million as of December 31, 2021, attributable to amounts recorded in conjunction with the acquisition of GWB.
Premises and equipment, net
Premises and equipment, net of accumulated depreciation increased $145.1 million, to $444.7 million as of December 31, 2022, from $299.6 million as of December 31, 2021, attributable to amounts recorded in conjunction with the acquisition of GWB offset by depreciation expense.
Deferred Tax Asset / Liability
As of December 31, 2022, we had a net deferred tax asset of $210.5 million, as compared to a net deferred tax liability of $9.3 million as of December 31, 2021, primarily due to net deferred tax asset benefit recorded in conjunction with the acquisition of GWB and the increase in our mark-to-market losses on investment securities.
Other Assets
Other assets increased $164.6 million, to $348.7 million as of December 31, 2022, from $184.1 million as of December 31, 2021. The increase is primarily attributable to $200.8 million recorded in conjunction with the acquisition of GWB.
Total Liabilities
Total liabilities increased $11,528.7 million, or 65.2%, to $29,214.0 million as of December 31, 2022, from $17,685.3 million as of December 31, 2021, primarily due to $12,107.8 million of liabilities assumed with the acquisition of GWB. Significant fluctuations in liability accounts are discussed below.
Deposits
Total deposits increased $8,804.0 million, to $25,073.6 million as of December 31, 2022, from $16,269.6 million as of December 31, 2021, primarily due to $11,688.0 million in deposit balances acquired as a result of the GWB acquisition. Following the acquisition of $11,688.0 million of GWB deposits acquired on February 1, deposits subsequently decreased $2,884.0 million, or 17.7%, compared to December 31, 2021, largely due to a decline in business-related non-interest bearing balances, a decrease in higher-cost, non-relationship deposits acquired from GWB, held in interest-bearing savings and time deposits, $250 thousand and over.
As of December 31, 2022 and 2021, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $36.6 million and $104.5 million, respectively. As of December 31, 2022 and 2021, we had no brokered deposits.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2022	Percent	2021	Percent	2020	Percent	2019	Percent	2018	Percent
Non-interest bearing demand	$7,560.0	30.2%	$5,568.3	34.2%	$4,633.5	32.6%	$3,426.5	29.4%	$3,158.3	29.6%
Interest bearing:
Demand	7,205.9	28.7	4,753.2	29.2	4,118.9	29.0	3,195.4	27.4	2,957.5	27.7
Savings	8,379.3	33.4	4,981.6	30.6	4,405.9	31.0	3,591.6	30.8	3,247.9	30.4
Time, $250k or more	438.0	1.8	186.7	1.2	193.0	1.3	278.4	2.4	221.0	2.0
Time, other	1,490.4	5.9	779.8	4.8	865.7	6.1	1,171.6	10.0	1,096.0	10.3
Total interest bearing	17,513.6	69.8	10,701.3	65.8	9,583.5	67.4	8,237.0	70.6	7,522.4	70.4
Total deposits	$25,073.6	100.0%	$16,269.6	100.0%	$14,217.0	100.0%	$11,663.5	100.0%	$10,680.7	100.0%
For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances increased $1.8 million, or 0.2%, to $1,052.9 million as of December 31, 2022, from $1,051.1 million as of December 31, 2021.
The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2022	2021	2020
Securities sold under repurchase agreements:
Balance at period end	$1,052.9	$1,051.1	$1,091.4
Average balance	1,114.5	1,025.2	765.8
Maximum amount outstanding at any month-end	1,263.3	1,094.0	1,092.1
Average interest rate:
During the year	0.22%	0.04%	0.12%
At period end	0.36	0.08	0.03
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses increased $297.5 million, to $445.9 million as of December 31, 2022, from $148.4 million as of December 31, 2021, primarily attributable to $110.4 million recorded in conjunction with the acquisition of GWB, the deferral of $33.0 million in payment service incentives primarily related to the GWB acquisition, and an increase in derivative liabilities of $140.7 million.
Long-term Debt
Long-term debt consists of subordinated notes, new market tax credits, and a financing lease. Long-term debt increased $8.4 million, to $120.8 million as of December 31, 2022, from $112.4 million as of December 31, 2021, respectively. The increase is due to the addition of two new market tax credits, partially offset by one new market tax credit that matured during 2022. For additional information regarding long-term debt, see “Notes to Consolidated Financial Statements—Long-Term Debt and Other Borrowed Funds,” included in Part IV, Item 15 of this report.
Other Borrowed Funds
Other borrowed funds consists of FHLB borrowings with maturity tenors of up to one-month, to address short-term funding needs. Total other borrowed funds amounted to $2,327.0 million as of December 31, 2022 compared to zero at December 31, 2021.
Allowance for credit losses on off-balance sheet credit exposures
Allowance for credit losses on off-balance sheet credit exposures is related to unfunded credit commitments which include items such as letters of credit, financial guarantees, and binding unfunded loan commitments. This allowance increased $12.4 million, to $16.2 million as of December 31, 2022, from $3.8 million at December 31, 2021.
Subordinated debentures held by subsidiary trusts
Subordinated debentures held by subsidiary trusts increased $76.1 million, to $163.1 million as of December 31, 2022, from $87.0 million as of December 31, 2021, primarily attributable to amounts recorded in conjunction with the acquisition of GWB.

Capital Resources and Liquidity
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $1,087.2 million, or 54.7%, to $3,073.8 million as of December 31, 2022 from $1,986.6 million as of December 31, 2021, due to the issuance of additional common stock as consideration for the acquisition of GWB, proceeds from stock option exercises, and retention of earnings, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, stock purchases pursuant to the stock repurchase program, other comprehensive loss, and cash dividends paid. Regular cash dividends paid to common shareholders during 2022 amounted to approximately $182.1 million.
On January 25, 2023, we declared a quarterly dividend to common stockholders of $0.47 per share, which was paid on February 17, 2023 to shareholders of record as of February 7, 2023. The dividend equates to a 4.4% annual yield based on the $42.30 average closing price of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2022.
On May 25, 2022, the Company’s board of directors adopted a stock repurchase program, terminating the program that had been in place since 2019 and had 1,889,158 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company was authorized to repurchase up to 5.0 million of its outstanding shares of Class A common stock. Any repurchased shares were to be returned to authorized but unissued shares of Class A common stock in accordance with Montana law. During 2022, the Company repurchased and retired 5.0 million shares of Class A common stock under the stock repurchase program at a cost of $197.4 million at an average price of $39.48 per share. At December 31, 2022, there were no remaining shares authorized to be purchased under a stock repurchase program.
For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.
During 2022, the Company issued 33,769 shares of its Class A common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $1.3 million is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2022 and 2021, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
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

In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV, Item 15 of this report.
The Company had deposits without a stated maturity of $23,145.2 million and time deposits of $1,532.6 million, due in one year or less in addition to time deposits due in more than one year of $395.8 million as of December 31, 2022. For additional details in regards to the Company’s deposits see “Notes to Consolidated Financial Statements—Deposits” included in Part IV, Item 15 of this report.
As of December 31, 2022, the Company had securities sold under repurchase agreements of $1,052.9 million due in one year or less as the agreements with our client counterparties mature on the next banking day.
As of December 31, 2022, the Company had $2,327.0 million of FHLB borrowings due in less than one year and $98.9 million of fixed-to-floating rate subordinated notes due in more than one year. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $763.3 million secured by a blanket pledge of agricultural and commercial loans, and has an unused $100.0 million revolving line of credit with another third party. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.
The Company guarantees the distribution and payment for redemption or liquidation of capital trust preferred securities issued by our wholly-owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 2 capital under the Federal Reserve capital adequacy guidelines. As of December 31, 2022, the Company had subordinated debentures held by subsidiary trusts of $163.1 million due in more than one year. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15 of this report.
The Company has future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2022 with $11.5 million due in one year or less and $42.4 million due in more than one year. For additional information concerning leases, see “Notes to Consolidated Financial Statements—Commitments and Contingencies” included in Part IV, Item 15 of this report.
The Company is a limited partner in several tax-advantaged limited partnerships that have been formed for the purpose of investing in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of December 31, 2022, the Company expects to recover its investments through the use of tax credits generated by the investments.
The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. As of December 31, 2022, the Company had unused credit card lines of $827.6 million, commitments to extend credit of $5,173.3 million and standby letters of credit of $93.8 million. Among the $5,173.3 million in credit commitments outstanding, $686.0 million are related to home equity and home equity lines of credit, $1,874.2 million are related to traditional working capital commercial lines, and $1,769.9 million are unfunded for current or future construction projects. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15 of this report.

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
The following table shows interest rate sensitivity gaps and the earnings sensitivity ratio for different intervals as of December 31, 2022. The information presented in the table is based on our mix of interest earning assets and interest-bearing liabilities and historical experience regarding their interest rate sensitivity.

Interest Rate Sensitivity Gaps (Dollars in millions)	Projected Maturity or Repricing
	Three Months or Less	Three Months to One Year	One Year to Five Years	After Five Years	Total
Interest earning assets:
Loans (1)	$5,489.3	$3,085.9	$8,024.5	$1,440.3	$18,040.0
Investment securities (2)	1,512.8	741.6	4,589.2	3,554.3	10,397.9
Interest bearing deposits in banks	519.7	—	—	1.5	521.2
Federal funds sold	0.1	—	—	—	0.1
Total interest earning assets	$7,521.9	$3,827.5	$12,613.7	$4,996.1	$28,959.2
Interest bearing liabilities:
Interest bearing demand accounts (3)	$2,180.0	$—	$5,025.9	$—	$7,205.9
Savings deposits (3)	2,495.4	—	5,883.9	—	8,379.3
Time deposits, $250 or more	59.9	306.4	71.7	—	438.0
Other time deposits	335.5	830.9	323.5	0.5	1,490.4
Securities sold under repurchase agreements	1,052.9	—	—	—	1,052.9
Other borrowed funds	2,327.0	—	—	—	2,327.0
Long-term debt	—	0.1	0.5	120.2	120.8
Subordinated debentures held by subsidiary trusts	163.1	—	—	—	163.1
Total interest bearing liabilities	$8,613.8	$1,137.4	$11,305.5	$120.7	$21,177.4
Rate gap	$(1,091.9)	$2,690.1	$1,308.2	$4,875.4	$7,781.8
Cumulative rate gap	(1,091.9)	1,598.2	2,906.4	7,781.8
Cumulative rate gap as a percentage of total interest earning assets	(3.77)%	5.52%	10.04%	26.87%	26.87%
(1)Does not include non-accrual loans of $59.2 million. Variable rate loans are included in the three months or less category in the above table and if these loans have reached interest rate floors they may not immediately reprice.
(2)Adjusted to reflect: (a) expected shorter maturities based upon our historical experience of early prepayments of principal, and (b) the redemption of callable securities on their next call date.
(3)Interest bearing demand and savings deposits, while technically subject to immediate withdrawal, actually display sensitivity characteristics that generally fall within one to five years. Their allocation is presented based on those sensitivity characteristics. If these deposits were included in the three month or less category, the above table would reflect a negative three-month gap of $12.0 billion, a negative cumulative one-year gap of $9.3 billion, and a positive cumulative one to five year gap of $2.9 billion.
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
We continue to refine our mix of interest earning assets and interest-bearing liabilities to approach a target of no more than 4.0% of the net interest income at risk over a one-year period, should interest rates immediately shift up or down 100 basis points, or gradually shift up 200 basis points over a 12 month period. As of December 31, 2022, our income simulation model predicted net interest income would increase 0.17% on an immediate upward 100 basis point shock, assuming a static balance sheet, and decrease of 0.31% on an immediate downward 100 basis point shock. Assuming a 0.5% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would decrease $2.9 million, or decrease of 0.28%.
Other than the 12-month gradual ramp, each scenario predicts that our interest-bearing assets reprice faster than our interest bearing liabilities. The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

The Company uses financial derivative instruments for management of interest rate sensitivity. In August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company once they become effective.
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
Report of RSM US LLP, Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets — December 31, 2022 and 2021
Consolidated Statements of Income — Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2022, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022 has excluded Great Western Bank, which was acquired and merged into First Interstate Bank on February 1, 2022. The acquired entity continued operations doing business as Great Western Bank using separate systems until system conversion on May 23, 2022. Great Western Bank’s total assets represented approximately 40.4 percent of the Company’s related consolidated assets as of the date of the merger.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2022, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on the Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes to the consolidated financial statements of the Company and our report dated February 24, 2023 expressed an unqualified opinion.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Great Western Bank from its assessment of internal control over financial reporting as of December 31, 2022, which was merged when acquired by the Company in a purchase business combination in the first quarter of 2022. We have also excluded Great Western Bank from our audit of internal control over financial reporting. Great Western Bank continued operations doing business as Great Western Bank using separate systems until system conversion on May 23, 2022. Great Western Bank’s total assets represented approximately 40.4 percent of the Company’s related consolidated assets as of the date of the merger.
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
 /s/ RSM US LLP
Des Moines, Iowa
February 24, 2023

Item 9B. Other Information
There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of 2022 that were not reported.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the heading, “Directors and Executive Officers” and “Corporate Governance” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is herein incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers and Directors” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is herein incorporated herein by reference.
The following table provides information, as of December 31, 2022, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights	Warrants, and Rights	Equity Compensation Plans(1)

Equity compensation plans
approved by shareholders	—	$—	361,605

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	—	$—	361,605

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is herein incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is set forth under the heading “Principal Accounting Fees and Services” in our Proxy Statement relating to our 2023 annual meeting of shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Our audited consolidated financial statements follow.
The list of all financial statements filed as part of this filing is included above under Part II, Item 8. Financial Statements and Supplementary Data, on page 58, and incorporated herein by reference. Such audited consolidated financial statements follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses - Loans Held for Investment
The Company’s loans held for investment portfolio totaled $18,099.2 million as of December 31, 2022, and the associated allowance for credit losses on loans held for investment was $220.1 million. As described in Notes 1 and 6 to the financial statements, the allowance for credit losses on loans held for investment is a valuation account that is deducted from the Company’s amortized cost basis of loans held for investment to present the net amount of loans held for investment expected to be collected. The Company’s allowance for credit losses on loans held for investment consists of three elements: (1) specific valuation allowances associated with collateral‑dependent loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends; and (3) adjustments to historical loss information for differences in current loan‑specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in or forecasted changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.
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
Fair Value of Loans Held for Investment Acquired in Business Combinations
The Company completed an acquisition on February 1, 2022, acquiring loans held for investment with an estimated fair value of $7,705.0 million as of the acquisition date. As described in Notes 1 and 2 to the financial statements, the Company estimated the acquisition date fair value of loans held for investment by segmenting the acquired portfolio into purchase credit deteriorated (PCD) and non-PCD loans.
The estimated fair value of non-PCD loans and PCD loans at the acquisition date was $7,022.2 million and $623.3 million, respectively. Non-PCD loans were pooled based on similar characteristics. PCD loans were valued at the loan level. The Company’s valuation of non-PCD loans and PCD loans utilized a discounted cash flow analysis. The discount rate utilized to determine the estimated fair value of non-PCD loans and PCD loans considered the cost of funds rate, capital charges, servicing costs, liquidity premiums and risk premiums. The credit discount for non-PCD loans and PCD loans was estimated based on probability of default and loss given default assumptions.
The determination of the estimated fair value of loans held for investment required management to make certain estimates about discount rates, future expected cash flows, and market conditions at the time of the acquisition, as well as other future events that are highly subjective in nature.
We identified the estimated fair value of loans held for investment that were acquired in the current year as a critical audit matter because of the judgements necessary by management to determine the fair value of loans held for investment, and the related high degree of auditor judgement and the extensive audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary to estimate the fair value of non-PCD and PCD loans that required a high degree of auditor judgement and increased audit effort included assumptions related to probability of default and loss given default, cost of funds, capital charges, servicing cost, liquidity premiums and risk premiums.
Our audit procedures related to the Company’s estimated fair value of loans held for investment acquired in the current year included the following, among others:
•We obtained an understanding of the relevant controls related to the estimated fair value of loans held for investment acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions related to probability of default and loss given default and assumptions related to cost of funds, capital charges, servicing cost, liquidity premiums and risk premium utilized in the discounted cash flow calculations for loans held for investment.

•We tested the completeness and accuracy of the data inputs used in the loans held for investment estimated fair value calculations by comparing the data to source documents and external information sources.
•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as probability of default and loss given default, cost of funds, capital charges, servicing cost, liquidity premiums and risk premiums, by comparing the data to source documents provided by the Company, obtaining comparative information from external sources and performing mathematical accuracy checks.
Fair Value of Loans Held for Sale Acquired in Business Combinations
The Company completed an acquisition on February 1, 2022, acquiring loans held for sale with an estimated fair value of $217.0 million as of the acquisition date. As described in Notes 1 and 2 to the financial statements, the Company estimated the acquisition date fair value of loans for sale based on discounted payoffs and quotes or bids from third party investors.
The determination of the estimated fair value of loans held for sale required management to make certain estimates and assumptions about loans held for sale and to evaluate whether additional information obtained related to certain loans held for sale necessitated measurement period adjustments to provisional fair values, which are subjective in nature.
We identified the estimated fair value of loans held for sale that were acquired in the current year as a critical audit matter because of the judgements necessary by management to determine the fair value of loans held for sale, and the related high degree of auditor judgement and the audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary to estimate the fair value of loans held for sale that required a high degree of auditor judgement and increased audit effort included assumptions related to discounted payoffs, quotes or bids from third party investors and whether additional information obtained related to certain loans held for sale necessitated measurement period adjustments to provisional fair values.
Our audit procedures related to the Company’s estimated fair value of loans held for sale acquired in the current year included the following, among others:
•We obtained an understanding of the relevant controls related to the estimated fair value of loans held for sale acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions related to discounted payoffs, quotes or bids from third party investors and whether additional information obtained related to certain loans held for sale necessitated measurement period adjustments to provisional fair values.
•We tested the completeness and accuracy of the data inputs used in the loans held for sale estimated fair value calculations, including measurement period adjustments for loans held for sale, by comparing the data to source documents and external information sources.
•We evaluated management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as discounted payoffs, quotes or bids from third party investors and additional information related to certain loans held for sale leading to measurement period adjustments, by comparing the data to source documents provided by the Company, obtaining corroborative information from external sources and performing mathematical accuracy checks.

/s/ RSM US LLP

We have served as the Company’s auditor since 2004.

Des Moines, Iowa
February 24, 2023

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2022	2021
Assets
Cash and due from banks	$349.2	$168.6
Interest bearing deposits in banks	521.2	2,176.1
Federal funds sold	0.1	0.1
Total cash and cash equivalents	870.5	2,344.8
Investment securities:
Available-for-sale	6,946.1	4,820.5
Held-to-maturity, net of allowance for credit losses of $1.9 and $0 at December 31, 2022 and 2021, respectively (estimated fair values of $3,052.2 and $1,667.5 at December 31, 2022 and 2021, respectively)	3,451.8	1,687.6
Total investment securities	10,397.9	6,508.1
FHLB and FRB stock, at cost	198.6	53.8
Loans held for sale	79.9	30.1
Loans held for investment, net of deferred fees and costs	18,099.2	9,331.7
Allowance for credit losses	220.1	122.3
Net loans held for investment	17,879.1	9,209.4
Goodwill	1,100.9	621.6
Company-owned life insurance	497.9	301.5
Premises and equipment, net of accumulated depreciation	444.7	299.6
Other intangibles, net of accumulated amortization	97.0	41.3
Accrued interest receivable	118.3	47.4
Mortgage servicing rights, net of accumulated amortization and impairment reserve	31.1	28.2
Other real estate owned	12.7	2.0
Deferred tax asset, net	210.5	—
Other assets	348.7	184.1
Total assets	$32,287.8	$19,671.9
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$7,560.0	$5,568.3
Interest bearing	17,513.6	10,701.3
Total deposits	25,073.6	16,269.6
Securities sold under repurchase agreements	1,052.9	1,051.1
Accounts payable and accrued expenses	445.9	148.4
Accrued interest payable	14.5	3.7
Deferred tax liability, net	—	9.3
Long-term debt	120.8	112.4
Other borrowed funds	2,327.0	—
Allowance for credit losses on off-balance sheet credit exposures	16.2	3.8
Subordinated debentures held by subsidiary trusts	163.1	87.0
Total liabilities	29,214.0	17,685.3
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 150,000,000 and 100,000,000 shares authorized at December 31, 2022 and 2021; 104,442,023 shares and 62,200,456 shares issued and outstanding, respectively	2,478.2	945.0
Retained earnings	1,072.7	1,052.6
Accumulated other comprehensive loss, net	(477.1)	(11.0)
Total stockholders’ equity	3,073.8	1,986.6
Total liabilities and stockholders’ equity	$32,287.8	$19,671.9
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2022	2021	2020
Interest income:
Interest and fees on loans	$790.2	$430.2	$453.4
Interest and dividends on investment securities:
Taxable	212.4	67.1	63.4
Exempt from federal taxes	5.4	5.6	2.7
Interest and dividends on FHLB and FRB stock	4.8	1.0	0.8
Interest on deposits in banks	8.7	2.6	4.1
Total interest income	1,021.5	506.5	524.4
Interest expense:
Interest on deposits	48.3	8.1	18.1
Interest on securities sold under repurchase agreements	2.5	0.4	0.9
Interest on other borrowed funds	15.3	—	—
Interest on long-term debt	6.0	6.0	4.6
Interest on subordinated debentures held by subsidiary trusts	6.8	2.8	3.0
Total interest expense	78.9	17.3	26.6
Net interest income	942.6	489.2	497.8
Provision for (reversal of) credit losses	82.7	(14.6)	56.9
Net interest income after provision for (reversal of) credit losses	859.9	503.8	440.9
Non-interest income:
Payment services revenues	74.1	45.1	41.1
Mortgage banking revenues	18.7	40.8	47.3
Wealth management revenues	34.3	26.3	23.8
Service charges on deposit accounts	24.6	16.5	17.6
Other service charges, commissions, and fees	15.5	7.9	12.1
Investment securities (losses) gains, net	(24.4)	1.1	0.3
Other income	20.4	11.8	13.7
Total non-interest income	163.2	149.5	155.9
Non-interest expense:
Salaries and wages	282.1	164.9	173.7
Employee benefits	77.5	55.8	49.4
Outsourced technology services	54.3	32.8	32.8
Occupancy, net	44.0	28.7	28.5
Furniture and equipment	23.4	17.6	15.5
OREO expense, net of income	2.3	(0.2)	(0.5)
Professional fees	19.1	12.1	10.9
FDIC insurance premiums	14.0	6.6	5.9
Other intangibles amortization	15.9	9.9	10.9
Other expenses	114.5	65.7	60.4
Acquisition related expenses	118.9	11.6	—
Total non-interest expense	766.0	405.5	387.5
Income before income tax	257.1	247.8	209.3
Provision for income tax	54.9	55.7	48.1
Net income	$202.2	$192.1	$161.2

Earnings per common share (Basic)	$1.96	$3.12	$2.53
Earnings per common share (Diluted)	1.96	3.11	2.53
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

Year ended December 31,	2022	2021	2020
Net income	$202.2	$192.1	$161.2
Other comprehensive (loss) income before tax:
Investment securities available-for-sale:
Change in net unrealized (losses) gains during the period	(613.1)	(113.7)	61.8
Reclassification adjustment for net losses (gains) included in income	24.4	(1.1)	(0.3)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	—	—
Net change in unamortized (losses) gains on available-for-sale investment securities transferred into held-to-maturity	(26.1)	20.2	—
Change in net unrealized (gain) loss on derivatives	(6.7)	4.2	0.2
Defined benefit post-retirement benefit plans:
Change in net actuarial loss	—	—	(0.5)
Other comprehensive (loss) income, before tax	(621.3)	(90.4)	61.2
Deferred tax benefit (expense) related to other comprehensive (loss) income	155.2	22.8	(15.6)
Other comprehensive (loss) income, net of tax	(466.1)	(67.6)	45.6
Comprehensive (loss) income, net of tax	$(263.9)	$124.5	$206.8
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	$1,049.3	$953.6	$11.0	$2,013.9
Cumulative change related to the adoption of ASU 2016-13	—	(24.1)	—	(24.1)
Adjusted balance at January 1, 2020	1,049.3	929.5	11.0	1,989.8
Net income	—	161.2	—	161.2
Other comprehensive income, net of tax expense	—	—	45.6	45.6
Common stock transactions:
3,578,743 common shares purchased and retired	(116.8)	—	—	(116.8)
19,491 common shares issued	—	—	—	—
332,085 non-vested common shares issued	—	—	—	—
34,912 non-vested common shares forfeited or canceled	—	—	—	—
111,539 stock options exercised, net of 26,124 shares tendered in payment of option price and income tax withholding amounts	1.1	—	—	1.1
Stock-based compensation expense	7.5	—	—	7.5
Common cash dividends declared ($2.00 per share)	—	(128.6)	—	(128.6)
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	192.1	—	192.1
Other comprehensive loss, net of tax expense	—	—	(67.6)	(67.6)
Common stock transactions:
128,171 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
241,307 non-vested common shares issued	—	—	—	—
73,044 non-vested common shares forfeited or canceled	—	—	—	—
45,484 stock options exercised, net of 6,982 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	8.9	—	—	8.9
Common cash dividends declared ($1.64 per share)	—	(101.6)	—	(101.6)
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net income	—	202.2	—	202.2
Other comprehensive loss, net of tax expense	—	—	(466.1)	(466.1)
Common stock transactions:
5,040,896 common shares purchased and retired	(199.0)	—	—	(199.0)
46,913,370 common shares issued	1,722.5	—	—	1,722.5
458,177 non-vested common shares issued	—	—	—	—
106,891 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	9.6	—	—	9.6
Common cash dividends declared ($1.70 per share)	—	(182.1)	—	(182.1)
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$202.2	$192.1	$161.2
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for (reversal of) credit losses	82.7	(14.6)	56.9
Net (gain) loss on disposal of premises and equipment	(2.0)	(1.8)	0.3
Depreciation and amortization	55.5	44.4	45.1
Net premium amortization on investment securities	17.0	38.8	15.9
Net loss (gain) on investment securities transactions	24.4	(1.1)	(0.3)
Realized and unrealized net gains on mortgage banking activities	(9.4)	(26.2)	(49.3)
Net gain on sale of investments in unrelated entities	—	—	(1.0)
Net gain on sale of OREO	(0.7)	(0.3)	(0.9)
Write-downs of OREO and other assets pending disposal	2.8	—	0.1
Net gain on extinguishment of debt	(1.4)	—	—
Mortgage servicing rights (recovery) impairment	(3.4)	(6.9)	9.9
Deferred taxes	(4.7)	5.0	(6.6)
Net increase in cash surrender value of company-owned life insurance	(11.1)	(6.1)	(7.6)
Stock-based compensation expense	9.6	8.9	7.5
Originations of mortgage loans held for sale	(429.5)	(817.4)	(1,404.2)
Proceeds from sales of mortgage loans held for sale	461.6	883.9	1,468.4
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(37.8)	3.7	(4.4)
Increase in other assets	(12.9)	(16.4)	(27.7)
Increase (decrease) in accrued interest payable	8.4	(2.0)	(6.3)
Increase (decrease) in accounts payable and accrued expenses	183.1	(1.7)	11.3
Net cash provided by operating activities	534.4	282.3	268.3
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(858.5)	(1,238.0)	—
Available-for-sale	(3,309.4)	(2,717.8)	(2,444.1)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	370.5	257.6	40.4
Available-for-sale	1,926.5	1,118.0	1,441.4
Purchases of FHLB and FRB stock	(241.4)	—	—
Proceeds from FHLB and FRB stock	112.2	—	—
Proceeds from bank-owned life insurance settlements	1.3	1.0	5.0
Extensions of credit to clients, net of repayments	(951.4)	467.8	(894.6)
Proceeds from sales of OREO	3.4	1.7	10.1
Proceeds from the sale of Health Savings Accounts	1.4	—	—
Proceeds from sale of investments in unrelated entities	—	—	2.2
Acquisition of bank and bank holding company, net of cash and cash equivalents received	2,006.9	—	—
Capital expenditures, net of sales	(10.5)	(10.3)	(30.2)
Net cash used in investing activities	$(949.0)	$(2,120.0)	$(1,869.8)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)
Year Ended December 31,	2022	2021	2020
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,884.0)	$2,052.6	$2,553.5
Net increase (decrease) in securities sold under repurchase agreements	28.9	(40.3)	393.8
Net increase in other borrowed funds	2,327.0	—	—
Repayments of long-term debt	(164.1)	—	(0.1)
Advances on long-term debt	14.3	—	98.6
Payment of stock issuance costs	(0.8)	—	—
Proceeds from issuance of common stock	0.1	0.4	1.1
Purchase and retirement of common stock	(199.0)	(5.4)	(116.8)
Dividends paid to common stockholders	(182.1)	(101.6)	(128.6)
Net cash (used in) provided by financing activities	(1,059.7)	1,905.7	2,801.5
Net (decrease) increase in cash and cash equivalents	(1,474.3)	68.0	1,200.0
Cash and cash equivalents at beginning of period	2,344.8	2,276.8	1,076.8
Cash and cash equivalents at end of period	$870.5	$2,344.8	$2,276.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$57.8	$56.8	$54.4
Cash paid during the period for interest expense	32.0	19.3	32.9

Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	22.9	5.9	3.6
Transfer of held-to-maturity to available-for-sale securities	10.9	—	—
Transfer of available-for-sale to held-to-maturity securities	463.6	672.2	—
Transfer of held-for-sale to held for investment loans	19.8	—	—
Transfer of held for investment to held-for-sale loans	12.4	—	—
Transfer of loans to other real estate owned	0.4	0.9	3.3
Shares issued for acquisition	1,723.3	—	—
Capitalization of internally originated mortgage servicing rights	2.5	3.7	11.7

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities	2,699.0	—	—
Securities purchased under agreement to resell	101.1	—	—
Loans held for sale	217.0	—	—
Loans held for investment, net	7,645.5	—	—
Premises and equipment	144.7	—	—
Goodwill	479.3	—	—
Other intangibles	72.9	—	—
Mortgage servicing rights	1.3	—	—
Company-owned life insurance	186.6	—	—
Deferred tax assets	60.2	—	—
Other real estate owned	15.8	—	—
Other assets	200.8	—	—
Total noncash assets acquired	11,824.2	—	—

Deposits	11,688.0	—	—
Securities sold under repurchase agreements	74.0	—	—
Accounts payable and accrued expenses	110.4	—	—
Long-term debt	159.3	—	—
Subordinated debentures held by subsidiary trusts	76.1	—	—
Total liabilities assumed	$12,107.8	$—	$—
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment, and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies, and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2022, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2021 and 2020 to conform to the 2022 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
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
Variable Interest Entities. The Company’s wholly-owned business trusts, FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”), FI Statutory Trust VI (“Trust VI”), Northwest Bancorporation Capital Trust I (“Trust VII”), GWB Capital Trust VI (“Trust VIII”), Sunstate Bancshares Trust II (Trust IX”), Great Western Statutory Trust IV (“Trust X”), HF Financial Capital Trust III (“Trust XI”), HF Trust IV (“Trust XII”), HF Trust V (“Trust XIII”), and HF Trust VI (“Trust XIV”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of Trust I through Trust XIV are not included in the accompanying consolidated financial statements, and are instead accounted for using the equity method of accounting.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the valuation of goodwill and intangible assets, and fair valuations of investment securities and other financial instruments.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for less than three-month periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2022 and 2021, the Company had cash of $518.9 million and $2,166.1 million, respectively, on deposit with the Federal Reserve Bank (FRB). On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.
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
Accrued interest receivable on investment securities totaled $38.9 million and $16.6 million at December 31, 2022 and 2021, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Management classifies the held-to-maturity portfolio into the following major security types:
U.S. Treasury notes. U.S. Treasury notes issued by the U.S. Department of the Treasury are guaranteed by the U.S. government with very little risk to default.
State, county, and municipal securities. Municipal bonds issued by municipal governments within the U.S. These types of securities are primarily composed of general obligation bonds, or municipal bonds backed by the credit and taxing power of the issuing jurisdiction and revenue obligation bonds, or municipal bonds that are financed by income-producing projects and are secured by a specified source of revenue. Municipal issues shall have at least a “BBB” rating by Moody's and/or Standard and Poor’s, or equivalent creditworthiness must be established prior to purchase. All non-rated or private placement securities must be analyzed and approved by the Company’s Credit Department and documented prior to purchase.
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
Loans Held for Sale. The Company originates certain loans intended for sale in the secondary market. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis. Residential loans the Company originated with the intent to sell are classified as loans held for sale and recorded at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the consolidated statements of operations. Net gains and losses on loan sales are recorded as a component of non-interest income.
Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. Upon the sale of an originated loan, the mortgage servicing right is recorded at its estimated fair value.
Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk, or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of cost or fair value less cost to sell, except for certain loans which are recorded at fair value, determined individually, as of the balance sheet date. Any changes in fair value attributable to credit deterioration at the time of transfer are charged against the allowance for credit losses.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Accrued interest receivable on loans held for investment totaled $76.5 million and $30.2 million at December 31, 2022 and 2021, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
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
Purchased Credit Deteriorated (“PCD”) Loans
The Company has loans acquired through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) have experienced more than one delinquency of more than 60 days or 60+ days as of the acquisition date; 2) have been placed on nonaccrual status at any point since origination; 3) are special mention, substandard, doubtful as of the acquisition date; 4) have a Troubled Debt Restructuring (TDR) status as of the acquisition date; or 5) are in high-risk industries based on macroeconomic conditions and local market conditions of the acquired entity on the acquisition date. PCD loans are recorded at the amount paid for the loan. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
Allowance for Credit Losses - Loans held for investment
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the life of the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. When forecasting expected recoveries, the amounts should not exceed the aggregate of amounts that have previously been or are expected to be charged-off loans. The Company has elected to not forecast recoveries.
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
The Company applies Probability of Default (PD) and Loss Given Default (LGD) methodologies for all portfolio segments. The Company uses a Transition Matrix (TM) for PD components of the methodology and a historical average for the LGD components of methodology. The PD and LGD is applied to the current principal balance as of the reporting date. The TM determines the PD by tracking the historical movement of loans between loan risk tiers over a defined period of time. The Company currently has 17 portfolio segments for which we track monthly movement between either risk ratings or delinquency band.

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
Commercial real estate multi-family loans. Commercial real estate multifamily loans are generally secured by first liens on income-producing rental real estate consisting of five or more residential dwelling units. Multi-family loans generally mature in less than 10 years.
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
Residential construction loans. Residential construction loans are primarily to commercial builders or owner occupants for the construction of single-family residences. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Residential construction loans generally transition to a permanent residential loan or mature in two years or less.
Commercial construction loans. Commercial construction loans are primarily to commercial builders for commercial real estate properties. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Commercial construction loans generally transition to a permanent commercial real estate loan or mature in two years or less.
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
Contractual Term. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession is individually evaluated using the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.
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
Core Deposit and Other Customer Relationship Intangibles. Intangible assets consist of core deposit intangibles and other customer relationship intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years. Other customer relationship intangibles represent the value of the identifiable intangible value assigned to customer relationships arising from acquired companies and are amortized using the straight-line method over the estimated useful life, which is 12 years.
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
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in the Company’s consolidated balance sheets at fair value. As of December 31, 2022 and 2021, deferred compensation plan assets were $18.7 million and $21.4 million, respectively. Corresponding deferred compensation plan liabilities were $18.7 million and $21.4 million as of December 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2022, 2021, or 2020.
Other Real Estate Owned (OREO). Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the allowance for credit losses. Subsequent declines in fair value less estimated selling costs are included in OREO expense. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Restricted Equity Securities. The Company, as a member of the FRB and the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2022 and 2021, restricted equity securities of the FRB of $93.6 million and $42.8 million, respectively, and restricted equity securities of the FHLB of $103.8 million and $10.6 million, respectively, in addition to other equity securities of $1.2 million and $0.4 million, respectively, were included in the consolidated balance sheets caption FHLB and FRB stock, at cost. No ready market exists for the FHLB and FRB restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value.
The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2022, 2021, or 2020.
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
When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (a) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
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
Software. Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software, and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Capitalized software is included in premises and equipment, net of accumulated depreciation on the Consolidated Balance Sheets. Amortization expense, generally computed on the straight-line method, is charged to furniture and equipment in the Consolidated Statements of Income over the estimated useful life of the software, generally three to five years, or the term of the hosting arrangement for implementation costs related to service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $3.4 million and $4.6 million at December 31, 2022 and 2021, respectively.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2019. The Company had no material penalties as of December 31, 2022, 2021, or 2020.

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
Wealth management and trust fee income
Wealth management and trust fee income represents monthly or other periodic fees due from wealth management clients as consideration for managing the clients’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed. The Company does not earn performance-based incentives. Optional services such as estate settlement and other court appointed services are available to existing trust and asset management clients. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time.
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
Annuity and insurance commissions
Annuity and insurance commissions primarily represent commissions received on annuity and insurance product sales. The Company acts as an intermediary between the Company’s client and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity or insurance policy, the carrier then remits the commission payment to the Company, and the Company recognizes the revenue at a point in time.
Comprehensive Income (Loss). Comprehensive income (loss) includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income (loss) includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and derivatives designated as fair value or cash flow hedges, and changes in the unamortized gain or loss on available-for-sale investment securities transferred to held-to-maturity.
Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major clients. The Company is a holding company for a regional community bank, which offers a wide array of products and services to its clients. The Company has one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services offered to individuals, businesses, municipalities and other entities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3.8 million, $2.6 million, and $2.8 million in 2022, 2021, and 2020, respectively.
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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $9.6 million, $8.9 million, and $7.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax deficiency (benefits) recognized for the years ended December 31, 2022, 2021, and 2020 were $0.2 million, $(0.5) million, and $(0.4) million, respectively, is included in income tax expense in the Company’s consolidated statements of income.
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
(2)ACQUISITION
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
The following table provides the purchase price allocation as of the acquisition date and the Great Western assets acquired and liabilities assumed at their estimated fair value as of the acquisition date as amended for measurement period adjustments as of December 31, 2022. We recorded the estimate of fair value based on valuations at the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation resulted in goodwill of $479.3 million, of which $31.7 million is deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Great Western and the Company. All amounts reported were finalized during the fourth quarter of 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of February 1, 2022
Assets acquired:
Cash and cash equivalents	$2,006.9
Investment securities	2,699.0
Securities purchased under agreement to resell	101.1
Loans held for sale	217.0
Loans held for investment	7,705.0
Allowance for credit losses	(59.5)
Premises and equipment, including right of use lease assets	144.7
Other real estate owned (“OREO”)	15.8
Company owned life insurance	186.6
Core deposit intangibles	50.1
Customer relationship intangible	22.8
Mortgage servicing rights	1.3
Deferred tax assets, net	60.2
Other assets	200.8
Total assets acquired	13,351.8

Liabilities assumed:
Deposits	11,688.0
Securities sold under repurchase agreements	74.0
Accrued expenses and other liabilities	110.4
FHLB advances	122.9
Subordinated debt	36.4
Subordinated debentures held by subsidiary trusts	76.1
Total liabilities assumed	12,107.8

Net assets acquired	$1,244.0

Consideration paid:
Class A common stock	1,723.3
Total consideration paid (1)	$1,723.3

Goodwill	$479.3

(1) Includes $13 thousand of cash paid in lieu of fractional shares.
As of December 31, 2022, the Company recorded measurement period adjustments to the fair value marks as indicated in the table below. These adjustments resulted in a net decrease to goodwill of $36.7 million from the March 31, 2022 reported balances. The related impact to net income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was not material to the consolidated financial statements.

Asset adjustments:
Loans held for sale	$35.1
Loans held for investment	(8.4)
Allowance for credit losses	24.8
Premises and equipment	0.6
Core deposit intangibles	1.0
Deferred tax assets	(15.9)
Other assets	2.8
Total asset adjustments	$40.0

Liability adjustments:
Accrued expenses and other liabilities	$3.3
Total liability adjustments	$3.3

Net adjustment to goodwill	$(36.7)

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
Loans held for sale
The loans held for sale portfolio was recorded at fair value based on discounted payoffs and quotes or bids from third party investors, or based on the terms of the loans, such as interest rate, maturity date, reset term, as well as sales, quotes, or bids of similar assets.
Loans held for investment
A valuation of the loans held for investment portfolio was performed by a third party as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for interest rate risk, required equity return, servicing, credit, and liquidity risk. The loans held for investment portfolio was segmented into two groups including purchase credit deteriorated (PCD) loans and non-PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The PCD loans were valued at the loan level with similar characteristics noted above. The fair value was calculated using a discounted cash flow analysis to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, liquidity premium, and risk premium, mostly based on industry standards. The discounted cash flow approach models the credit losses directly in the projected cash flows. The Company estimated the credit risks and principal losses of the loans using the Company’s assumptions of probability of default, loss given default, and foreclosures.
The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as credit loss expense (or reversal of credit loss expense) arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date. Information regarding loans acquired at the acquisition date as amended for measurement period adjustments as of December 31, 2022 were as follows:

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
FHLB advances
The fair value of fixed rate FHLB advances was determined using a discounted cash flow approach. The cash flows of the advances were projected based on scheduled payments of the fixed rate advances, which factored in prepayment fees. The cash flows were then discounted to present value using the FHLB rates as of February 1, 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Acquisition related expenses related to the GWB acquisition of $118.9 million and $11.6 million for the years ended December 31, 2022 and 2021, respectively, were included as a component of non-interest expense in the consolidated statements of income, of which approximately $26.8 million and $9.0 million were acquisition related costs as defined by ASC 805 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company contributed $21.5 million to the First Interstate Foundation and reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses pursuant to the Agreement.
The accompanying consolidated statements of income for the year ended December 31, 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date. The disclosure of GWB post-acquisition revenue and net income is not practical due to the combining of certain GWB operations with and into FIB as of the acquisition date. GWB was merged with our existing bank subsidiary, First Interstate Bank, contemporaneously with the closing of the parent company merger. The core system conversion was completed on May 23, 2022.
The following table presents certain pro forma financial information for the years ended December 31, 2022 and 2021 as if GWB had been acquired on January 1, 2021. This pro forma information combines the historical results of GWB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred at the beginning of the year prior to the acquisition. The pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the pro forma information presented, and the differences could be significant.

December 31,	2022	2021
Total revenues	$1,223.3	$1,200.9

Net income	$351.6	$243.3

Earnings per common share (Basic)	$3.28	$2.24
Earnings per common share (Diluted)	$3.28	$2.24
(3)    GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table details changes in the recorded amount of goodwill as of the dates indicated:

	Year Ended December 31,
	2022	2021
Net carrying value at beginning of period	$621.6	$621.6
Additions to goodwill from acquisition	479.3	—
Net carrying value at end of period	$1,100.9	$621.6
The Company performed its annual impairment assessment as of July 1, 2022 and 2021 and concluded that there was no impairment to goodwill. In addition, there were no events or circumstances that occurred during the second half of 2022 that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value. The Company did not perform interim impairment testing as of December 31, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at December 31, 2022 and 2021:

December 31, 2022	CDI	OCRI	Total

Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Amounts established through acquisition	50.1	22.8	72.9
Reductions due to sale of health savings accounts	(1.4)	—	(1.4)
Accumulated amortization	(78.8)	(1.7)	(80.5)
Net other intangible assets, end of period	$75.9	$21.1	$97.0

December 31, 2021
Gross other intangible assets, at beginning of the period	$106.0	$—	$106.0
Accumulated amortization	(64.7)	—	(64.7)
Net other intangible assets, end of period	$41.3	$—	$41.3
The Company recorded $15.9 million, $9.9 million and $10.9 million of other intangible asset amortization expense for the years ended December 31, 2022, 2021, and 2020 respectively.
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
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years ending December 31,	CDI	OCRI	Total
2023	$13.7	$1.9	$15.6
2024	12.7	1.9	14.6
2025	11.8	1.9	13.7
2026	10.9	1.9	12.8
2027	8.2	1.9	10.1
Thereafter	18.6	11.6	30.2
Total	$75.9	$21.1	$97.0
(4)    INVESTMENT SECURITIES
The amortized cost and approximate fair values of investment securities are summarized as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$675.1	$2.1	$(34.5)	$642.7
State, county, and municipal securities	314.3	—	(50.6)	263.7
Obligations of U.S. government agencies	216.2	—	(17.3)	198.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	4,685.5	0.2	(426.0)	4,259.7
Private mortgage-backed securities	264.9	—	(36.9)	228.0
Collateralized loan obligations	1,145.2	—	(33.6)	1,111.6
Corporate Securities	272.3	—	(30.8)	241.5
Total	$7,573.5	$2.3	$(629.7)	$6,946.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
U.S. Treasury notes	$396.6	$—	$396.6	$—	$(10.2)	$386.4
State, county, and municipal securities	181.2	(0.1)	181.1	0.2	(31.6)	149.7
Obligations of U.S. government agencies	351.7	—	351.7	—	(49.6)	302.1
U.S agency residential & commercial mortgage-backed securities & collateralized mortgage obligations (1)	2,444.1	—	2,444.1	0.2	(301.6)	2,142.7
Corporate securities	80.1	(1.8)	78.3	—	(7.0)	71.3
Total	$3,453.7	$(1.9)	$3,451.8	$0.4	$(400.0)	$3,052.2
(1) Amortized cost presented above include $20.2 million of unamortized losses and $14.2 million of unamortized gains related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale
U.S. Treasury notes	$697.6	$—	$(12.9)	$684.7
State, county, and municipal securities	434.7	2.1	(9.3)	427.5
Obligations of U.S. government agencies	356.0	0.1	(9.2)	346.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,027.3	14.1	(23.3)	2,018.1
Private mortgage-backed securities	174.4	0.1	(1.1)	173.4
Collateralized loan obligation	898.2	1.2	—	899.4
Corporate Securities	271.1	3.0	(3.6)	270.5
Total	$4,859.3	$20.6	$(59.4)	$4,820.5

December 31, 2021	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity
State, county, and municipal securities	$67.6	$—	$67.6	$2.0	$(0.4)	$69.2
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,609.0	—	1,609.0	13.2	(35.3)	1,586.9
Corporate securities	11.0	—	11.0	0.4	—	11.4
Total	$1,687.6	$—	$1,687.6	$15.6	$(35.7)	$1,667.5
(1) Amortized cost presented above include $20.1 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity.

On February 1, 2022, in conjunction with the acquisition of GWB and under ASC 320, the Company transferred debt securities classified as held-to-maturity with an amortized cost of $10.7 million and an estimated fair value of $10.9 million to the available-for-sale category classification and transferred debt securities classified as available-for-sale with an amortized cost of $485.9 million and an estimated fair value of $463.6 million to the held-to-maturity classification to maintain the Company’s intended risk profile. The transfer of debt securities into the available-for-sale and held-to-maturity categories were recorded at fair value on the date of transfer. This discount, as well as the related unrealized loss in accumulated other comprehensive income (loss), will be amortized into interest income as a yield adjustment over the remaining term of the securities. The amortization of the unrealized loss reported in accumulated other comprehensive (loss) income will offset the effect on interest income of the accretion of the discount. No gains or losses were recorded at the time of transfer.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables show the gross unrealized losses and fair values of investment securities, aggregated by investment category, and the length of time individual investment securities have been in a continuous unrealized loss position, as of December 31, 2022 and 2021.

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$168.8	$(4.7)	$170.4	$(29.8)	$339.2	$(34.5)
State, county, and municipal securities	104.9	(9.0)	146.1	(41.6)	251.0	(50.6)
Obligations of U.S. government agencies	152.2	(10.1)	46.1	(7.2)	198.3	(17.3)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	3,299.7	(262.3)	948.4	(163.7)	4,248.1	(426.0)
Private mortgage-backed securities	133.1	(19.1)	94.9	(17.8)	228.0	(36.9)
Collateralized loan obligations	1,082.6	(33.1)	28.9	(0.5)	1,111.5	(33.6)
Corporate securities	130.6	(8.3)	110.8	(22.5)	241.4	(30.8)
Total	$5,071.9	$(346.6)	$1,545.6	$(283.1)	$6,617.5	$(629.7)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
U.S. Treasury notes	$386.4	$(10.2)	$—	$—	$386.4	$(10.2)
State, county and municipal securities	33.8	(4.0)	96.7	(27.6)	130.5	(31.6)
Obligations of U.S. government agencies	86.1	(9.9)	216.0	(39.7)	302.1	(49.6)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,349.4	(156.1)	762.5	(145.5)	2,111.9	(301.6)
Corporate securities	68.2	(7.0)	—	—	68.2	(7.0)
Total	$1,923.9	$(187.2)	$1,075.2	$(212.8)	$2,999.1	$(400.0)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$684.7	$(12.9)	$—	$—	$684.7	$(12.9)
State, county, and municipal securities	278.7	(9.1)	5.0	(0.2)	283.7	(9.3)
Obligations of U.S. government agencies	297.0	(8.9)	16.4	(0.3)	313.4	(9.2)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,262.8	(23.0)	26.4	(0.3)	1,289.2	(23.3)
Private mortgage-backed securities	127.2	(1.1)	—	—	127.2	(1.1)
Corporate securities	109.9	(3.3)	20.9	(0.3)	130.8	(3.6)
Total	$2,760.3	$(58.3)	$68.7	$(1.1)	$2,829.0	$(59.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
State, county and municipal securities	$29.0	$(0.4)	$—	$—	$29.0	$(0.4)
U.S. agency residential mortgage-backed securities & collateralized mortgage obligations	1,038.7	(35.3)	—	—	1,038.7	(35.3)
Total	$1,067.7	$(35.7)	$—	$—	$1,067.7	$(35.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2022 and 2021, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The Company acquired $2,699.0 million of investment securities in connection with the acquisition of GWB. Such securities were evaluated and it was determined that there were no investment securities that met the definition of a PCD asset and none were classified as PCD upon acquisition.
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
The available-for-sale securities portfolio contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or prepayment and liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred. The Company had no allowance for credit losses for available-for-sale investment securities as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company had 1,222 and 285 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of December 31, 2022, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.
The following table presents the activity in the allowance for credit losses related to held-to-maturity securities classified as corporate and state, county, and municipal securities:

Year Ended December 31,	2022	2021	2020
Beginning balance	$—	$—	$—
Provision for credit loss expense	1.9	—	—
Ending balance of allowance for credit losses	$1.9	$—	$—
On a quarterly basis, the Company refreshes the credit quality of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

December 31, 2022	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$396.6	$—	$—	$—	$—	$—	$396.6
State, county, and municipal securities	68.3	92.8	11.5	—	—	8.6	181.2
Obligations of U.S. government agencies	351.7	—	—	—	—	—	351.7
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	2,233.6	—	—	—	—	—	2,233.6
GNMA	210.5	—	—	—	—	—	210.5
Corporate securities	—	—	—	65.1	10.0	5.0	80.1
Total	$3,260.7	$92.8	$11.5	$65.1	$10.0	$13.6	$3,453.7

December 31, 2021	AAA	AA	A	BBB	Not Rated	Total
State, county, and municipal securities	$17.2	$31.6	$14.7	$—	$4.1	$67.6
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	1,439.1	—	—	—	—	1,439.1
GNMA	169.9	—	—	—	—	169.9
Corporate securities	—	—	4.0	7.0	—	11.0
Total	$1,626.2	$31.6	$18.7	$7.0	$4.1	$1,687.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2022 and 2021, the Company had $38.9 million and $16.6 million, respectively, of accrued interest receivable on the consolidated balance sheet. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the allowance for credit losses calculation.
As of December 31, 2022 and 2021, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of December 31, 2022 and 2021, there were no collateral dependent available-for-sale or held-to-maturity securities.
For the year ended December 31, 2022, there were $0.3 million in gross realized gains and $46.8 million in gross realized losses, primarily related to the sale of $500.0 million US treasury notes. The gross realized losses were offset by $22.1 million in deferred gains realized related to the termination of the fair value derivative of $46.3 million for a net realized loss on the termination of $24.2 million. For the year ended December 31, 2021, there were $3.2 million gross realized gains and $2.1 million gross realized losses. There were no material gross realized gains and no material gross realized losses for the year ended December 31, 2020.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
December 31, 2022	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$48.8	$48.1	$2.5	$2.5
After one year but within five years	1,478.9	1,419.8	607.6	581.6
After five years but within ten years	1,750.0	1,564.3	732.7	639.5
After ten years	4,295.8	3,913.9	2,110.9	1,828.6
Total	$7,573.5	$6,946.1	$3,453.7	$3,052.2
As of December 31, 2022, the Company held investment securities callable within one year with amortized costs and estimated fair values of $1,443.3 million and $1,356.5 million, respectively. These investment securities are primarily classified as available-for-sale and included in the “after ten years category” in the table above. As of December 31, 2022, the Company had no callable structured notes.
As of December 31, 2022 and 2021, the Company recorded amortized costs of $4,998.9 million and $2,617.8 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements and had approximate fair values as of December 31, 2022 and 2021 of $4,432.0 million and $2,610.8 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of December 31, 2022 and 2021, the Company held $198.6 million and $53.8 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(5) LOANS HELD FOR SALE
The following table presents loans held for sale by segment for the dates indicated:

	December 31, 2022	December 31, 2021
Loans Held for Sale:
Agricultural	$62.5	$—
Commercial construction	10.5	—
Residential real estate	6.9	30.1
Total loans held for sale	$79.9	$30.1
On February 1, 2022, the Company acquired $2.1 million of held for sale residential real estate loans. In conjunction with the acquisition of GWB, the Company reclassified certain agricultural and commercial loans to loans held for sale from loans held for investment due to management’s intent and decision to sell the loans. The table below presents the non-residential held for sale loan activity for the 2022 period:

	Agricultural	Commercial Construction	Commercial
Beginning balance	$—	$—	$—
GWB loans held for investment transferred to loans held for sale on acquisition date	190.9	—	24.0
Loans held for sale transferred to loans held for investment	(19.8)	—	—
Repayments and discounted pay-offs	(110.1)	—	(0.6)
Loan disposals	—	—	(23.4)
Loans held for investment transferred to loans held for sale	—	12.4	—
Increase (decrease) in estimated fair value of the loans	1.5	(1.9)	—
Ending balance	$62.5	$10.5	$—
As of December 31, 2022, loans held for sale included nonaccrual loans of $39.8 million, of which $29.3 million were agricultural loans and $10.5 million was a commercial construction loan. There were no loans held for sale that were considered a TDR as of December 31, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    LOANS HELD FOR INVESTMENT
The following table presents loans by segment as of the dates indicated:

	2022	2021
Real estate loans:
Commercial	$8,528.6	$3,971.5
Construction loans:
Land acquisition & development	386.2	247.8
Residential	516.2	262.0
Commercial	1,042.0	498.0
Total construction loans	1,944.4	1,007.8
Residential	2,188.3	1,538.2
Agricultural	794.9	213.9
Total real estate loans	13,456.2	6,731.4
Consumer loans:
Indirect	829.7	737.6
Direct and advance lines	152.9	129.2
Credit card	75.9	64.9
Total consumer loans	1,058.5	931.7
Commercial	2,882.6	1,475.5
Agricultural	708.3	203.9
Other, including overdrafts	9.2	1.5
Loans held for investment	18,114.8	9,344.0
Deferred loan fees and costs	(15.6)	(12.3)
Loans held for investment, net of deferred fees and costs	18,099.2	9,331.7
Allowance for credit losses	(220.1)	(122.3)
Net loans held for investment	$17,879.1	$9,209.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

December 31, 2022	Beginning Balance	ACL Recorded for PCD loans	Provision for (reversal of) Credit Losses (2)	Loans Charged-Off	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$17.2	$(4.2)	$(3.5)	$0.4	$27.2
Owner occupied	13.3	9.5	(2.7)	(2.5)	1.9	19.5
Multi-family	13.3	10.9	8.7	(5.7)	0.7	27.9
Total commercial real estate	43.9	37.6	1.8	(11.7)	3.0	74.6
Construction:
Land acquisition & development	0.5	3.4	(0.4)	(2.6)	0.4	1.3
Residential construction	2.4	—	1.1	—	0.1	3.6
Commercial construction	6.0	0.2	31.6	(6.6)	—	31.2
Total construction	8.9	3.6	32.3	(9.2)	0.5	36.1
Residential real estate:
Residential 1-4 family	13.4	0.1	6.9	(0.2)	0.3	20.5
Home equity and HELOC	1.2	—	—	(0.1)	0.5	1.6
Total residential real estate	14.6	0.1	6.9	(0.3)	0.8	22.1
Agricultural real estate	1.9	2.3	1.5	(0.2)	0.4	5.9
Total real estate	69.3	43.6	42.5	(21.4)	4.7	138.7
Consumer:
Indirect	14.3	—	2.7	(4.0)	2.3	15.3
Direct and advance lines	4.6	—	2.2	(3.7)	2.1	5.2
Credit card	2.2	—	2.4	(2.4)	0.6	2.8
Total consumer	21.1	—	7.3	(10.1)	5.0	23.3
Commercial:
Commercial and floor plans	27.1	11.2	15.1	(6.6)	2.2	49.0
Commercial purpose secured by 1-4 family	4.4	0.2	1.2	(0.2)	0.1	5.7
Credit card	0.1	—	1.4	(1.3)	—	0.2
Total commercial	31.6	11.4	17.7	(8.1)	2.3	54.9
Agricultural:
Agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total allowance for credit losses	$122.3	$59.5	$68.4	$(45.0)	$14.9	$220.1

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

Collateral-Dependent Loans
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	As of December 31, 2022				As of December 31, 2021
Collateral Type	Business Assets	Real Property	Other	Total	Business Assets	Real Property	Other	Total
Real estate	$1.9	$25.3	$—	$27.2	$1.2	$7.0	$—	$8.2
Commercial	3.1	1.5	—	4.6	1.8	1.0	—	2.8
Agricultural	2.1	5.2	—	7.3	—	0.7	—	0.7
Total collateral-dependent	$7.1	$32.0	$—	$39.1	$3.0	$8.7	$—	$11.7
Aging Analysis
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as greater than 90 days past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	> 90	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.6	$0.8	$1.1	$7.5	$8,501.5	$19.6	$8,528.6
Construction:
Land acquisition & development	1.8	—	0.6	2.4	380.1	3.7	386.2
Residential	1.1	—	—	1.1	515.1	—	516.2
Commercial	7.5	0.6	—	8.1	1,033.9	—	1,042.0
Total construction loans	10.4	0.6	0.6	11.6	1,929.1	3.7	1,944.4
Residential	9.9	2.1	1.2	13.2	2,168.7	6.4	2,188.3
Agricultural	1.1	6.1	—	7.2	780.1	7.6	794.9
Total real estate loans	27.0	9.6	2.9	39.5	13,379.4	37.3	13,456.2
Consumer:
Indirect consumer	9.3	2.4	0.6	12.3	814.7	2.7	829.7
Other consumer	0.8	0.3	0.1	1.2	151.4	0.3	152.9
Credit card	0.8	0.4	0.6	1.8	74.1	—	75.9
Total consumer loans	10.9	3.1	1.3	15.3	1,040.2	3.0	1,058.5
Commercial	7.1	1.7	2.1	10.9	2,861.5	10.2	2,882.6
Agricultural	0.8	2.2	0.1	3.1	696.5	8.7	708.3
Other, including overdrafts	—	—	—	—	9.2	—	9.2
Loans held for investment	$45.8	$16.6	$6.4	$68.8	$17,986.8	$59.2	$18,114.8

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
(1) As of December 31, 2022 and 2021, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans at December 31, 2022 and 2021, respectively and $1.5 million accrued interest was reversed at December 31, 2022.
Troubled Debt Restructurings
Modifications of performing loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide borrowers payment relief and typically include adjustments such as changes to interest rates, the implementation of interest only periods of less than twelve months, the deferment of short-term payments, and extension of amortization periods. A loan modification is considered a TDR if the borrower is experiencing financial difficulties and the Company, for economic or legal reasons, grants a concession to the borrower that it would not under other circumstances. Certain troubled loans are on non-accrual status at the time of debt restructuring. These restructured loans may be returned to accrual status if the borrower has exhibited sustained repayment performance in compliance with the restructuring agreement for a period of at least six months and the Company is reasonably assured of the borrower’s future performance. If the TDR meets these performance criteria, and the interest rate granted at the modification date is equal to or greater than the rate that the Company might grant for a new loan at the same time at comparable risk, then the loan will be reclassified to performing status and the accrual of interest will resume. Loans that return to performing status will continue to be evaluated individually for credit deterioration in the ordinary course of business.
The 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided financial institutions with options on the treatment of TDRs, and the Company elected to apply these options at the individual loan level. Under the CARES Act, the Company could elect: (1) to suspend the requirements under GAAP for loan modifications related to the Coronavirus Disease 2019 (“COVID–19”) pandemic that would otherwise be categorized as a TDR; and/or (2) to suspend any determination of a loan modified as being a TDR as a result of the effects of the COVID–19 pandemic, including impairment for accounting purposes. If the Company elects a suspension noted above, the suspension (a) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, occurring for a loan that was not more than 30 days past due as of December 31, 2019; and (b) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. These suspensions ended on January 2, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company renegotiated loans in TDRs in the amount of $64.6 million as of December 31, 2022, of which $4.2 million were included in non-accrual loans and $60.4 million were on accrual status. As of December 31, 2022, the Company allocated $1.1 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
The Company renegotiated loans in TDRs in the amount of $6.2 million as of December 31, 2021, of which $3.9 million were included in non-accrual loans and $2.3 million were on accrual status. As of December 31, 2021, the Company allocated $0.1 million of allowance for credit losses to those loans and the Company had no material commitments to lend additional funds to borrowers whose existing loans have been renegotiated or are classified as non-accrual.
The Company had $71.7 million of new TDRs during the period ended December 31, 2022 and no material new TDRs during the periods ending December 31, 2021 and 2020. The following table presents information of the Company’s TDRs that occurred for the period indicated:

	Number of Notes	Type of Concession				Principal Balance at Restructure
December 31, 2022		Interest only period	Extension of term or amortization schedule	Interest rate adjustment	Other (1)
Commercial real estate	4	$3.2	$4.2	$—	$46.3	$53.7
Residential real estate	2	—	0.6	—	—	0.6
Agriculture real estate	2	—	9.0	—	—	9.0
Commercial	3	—	1.9	—	0.6	2.5
Agriculture	1	—	—	—	5.9	5.9
Total loans restructured during period	12	$3.2	$15.7	$—	$52.8	$71.7
(1) Other includes concessions that reduce or defer payments for a specified period of time and/or concessions that do not fit into other designated categories.
For TDRs that were on non-accrual status or otherwise deemed collateral-dependent before a modification, the Company may record an allowance for credit losses depending on the circumstances. In periods after modification, the Company continues to evaluate all TDRs for possible credit deterioration and, where deterioration is observed, recognizes credit loss through the allowance. Additionally, the Company continues to work these loans through the credit cycle through charge-off, pay-off, or foreclosure. Financial effects of modifications of TDRs may include principal loan forgiveness or other charge-offs directly related to the restructuring. The Company had $5.7 million in charge-offs directly related to modifying an acquired PCD loan, for which a TDR was initiated during the period ending December 31, 2022. The Company had no charge-offs directly related to TDRs during the periods ending December 31, 2021, and 2020.
The Company had no material TDRs resulting in payment default during the periods ending December 31, 2022, 2021, and 2020. The Company considers a payment default to occur on TDRs when the loan is 90 days or more past due or is placed on non-accrual status after the modification.

During the period ending December 31, 2022, the Company modified the terms of certain other loans with a total recorded investment of $743.3 million where the loan did not meet the definition of a TDR and the borrowers had not been experiencing financial difficulties or there were delays in a payment considered to be insignificant. The Company determines whether a borrower is experiencing financial difficulty by evaluating the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification as required under the Company’s internal underwriting policy.

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
The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the GWB acquisition as of the date of the acquisition with the purchase price (or initial fair value of the loans) as amended for measurement period adjustments as of December 31, 2022:

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit loan losses of the following segments based on the aforementioned risk scale for the periods indicated:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$1,162.6	$861.3	$661.1	$467.6	$241.5	$890.4	$29.2	$4,313.7
Special mention	1.0	6.8	2.3	4.6	—	7.4	—	22.1
Substandard	0.1	13.9	10.8	18.2	19.6	9.8	—	72.4
Total	$1,163.7	$882.0	$674.2	$490.4	$261.1	$907.6	$29.2	$4,408.2
Commercial real estate owner occupied:
Pass	$793.0	$718.7	$533.9	$266.3	$165.8	$551.3	$18.2	$3,047.2
Special mention	10.9	14.2	12.3	6.1	5.6	5.5	1.1	55.7
Substandard	8.4	3.0	2.3	8.9	8.5	17.2	0.5	48.8
Doubtful	0.4	1.4	—	—	—	—	—	1.8
Total	$812.7	$737.3	$548.5	$281.3	$179.9	$574.0	$19.8	$3,153.5
Commercial multi-family:
Pass	$369.2	$204.9	$189.0	$52.1	$35.0	$113.7	$1.0	$964.9
Special mention	—	—	—	—	—	1.7	—	1.7
Substandard	—	—	—	—	—	0.3	—	0.3
Total	$369.2	$204.9	$189.0	$52.1	$35.0	$115.7	$1.0	$966.9
Land, acquisition and development:
Pass	$152.5	$114.4	$29.5	$17.0	$10.9	$28.4	$22.2	$374.9
Special mention	6.7	—	—	—	0.2	0.3	—	7.2
Substandard	—	0.3	0.2	—	—	0.4	—	0.9
Doubtful	—	3.2	—	—	—	—	—	3.2
Total	$159.2	$117.9	$29.7	$17.0	$11.1	$29.1	$22.2	$386.2
Residential construction:
Pass	$118.4	$119.9	$0.4	$0.3	$0.4	$5.8	$270.1	$515.3
Substandard	—	0.5	—	—	—	0.4	—	0.9
Total	$118.4	$120.4	$0.4	$0.3	$0.4	$6.2	$270.1	$516.2
Commercial construction:
Pass	$442.7	$374.8	$89.7	$45.9	$0.4	$—	$10.6	$964.1
Special mention	2.3	—	23.1	—	—	—	11.3	36.7
Substandard	16.8	24.4	—	—	—	—	—	41.2
Total	$461.8	$399.2	$112.8	$45.9	$0.4	$—	$21.9	$1,042.0
Agricultural real estate:
Pass	$180.0	$172.8	$109.5	$64.8	$46.6	$105.1	$31.4	$710.2
Special mention	22.4	0.7	1.2	2.6	10.0	3.2	11.0	51.1
Substandard	1.8	12.3	3.5	0.6	2.7	11.3	0.1	32.3
Doubtful	—	—	1.3	—	—	—	—	1.3
Total	$204.2	$185.8	$115.5	$68.0	$59.3	$119.6	$42.5	$794.9
Commercial and floor plans:
Pass	$501.7	$358.9	$214.4	$124.3	$120.3	$171.1	$631.6	$2,122.3
Special mention	15.9	6.8	1.3	4.4	0.9	4.9	18.5	52.7
Substandard	9.8	3.3	3.7	3.4	3.2	2.1	47.2	72.7
Doubtful	0.3	1.3	—	—	—	—	0.1	1.7
Total	$527.7	$370.3	$219.4	$132.1	$124.4	$178.1	$697.4	$2,249.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial purpose secured by 1-4 family:
Pass	$191.7	$134.5	$69.8	$30.4	$29.9	$39.5	$28.9	$524.7
Special mention	0.1	1.2	2.1	0.2	1.4	0.2	—	5.2
Substandard	0.2	0.3	0.1	0.3	0.9	1.2	—	3.0
Total	$192.0	$136.0	$72.0	$30.9	$32.2	$40.9	$28.9	$532.9
Agricultural:
Pass	$127.2	$59.7	$31.8	$10.6	$8.6	$3.1	$375.1	$616.1
Special mention	26.1	2.8	0.4	1.0	0.3	—	26.2	56.8
Substandard	22.8	4.6	2.8	0.6	1.2	0.2	0.8	33.0
Doubtful	—	0.5	—	—	—	—	—	0.5
Total	$176.1	$67.6	$35.0	$12.2	$10.1	$3.3	$402.1	$706.4

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$507.9	$452.2	$237.9	$150.4	$76.3	$409.0	$15.3	$1,849.0
Special mention	0.2	3.1	2.1	—	—	3.6	—	9.0
Substandard	3.9	15.3	2.3	0.7	1.0	12.4	—	35.6
Total	$512.0	$470.6	$242.3	$151.1	$77.3	$425.0	$15.3	$1,893.6
Commercial real estate owner occupied:
Pass	$452.7	$314.9	$235.0	$151.0	$94.5	$322.5	$14.2	$1,584.8
Special mention	1.3	3.2	1.5	7.4	3.5	13.8	—	30.7
Substandard	3.8	4.3	4.7	5.4	2.7	20.3	—	41.2
Total	$457.8	$322.4	$241.2	$163.8	$100.7	$356.6	$14.2	$1,656.7
Commercial multi-family:
Pass	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Total	$129.1	$118.6	$43.9	$15.4	$36.0	$76.7	$1.5	$421.2
Land, acquisition and development:
Pass	$113.0	$41.5	$34.2	$14.8	$19.8	$20.8	$1.2	$245.3
Special mention	—	0.1	—	—	0.1	0.3	—	0.5
Substandard	0.8	0.2	—	0.6	0.3	0.1	—	2.0
Total	$113.8	$41.8	$34.2	$15.4	$20.2	$21.2	$1.2	$247.8
Residential construction:
Pass	$112.4	$7.0	$13.7	$0.9	$—	$—	$127.2	$261.2
Substandard	—	0.4	—	—	0.4	—	—	0.8
Total	$112.4	$7.4	$13.7	$0.9	$0.4	$—	$127.2	$262.0
Commercial construction:
Pass	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0
Total	$209.7	$141.4	$118.8	$27.6	$—	$0.5	$—	$498.0
Agricultural real estate:
Pass	$58.3	$36.9	$35.1	$22.6	$11.8	$28.1	$4.9	$197.7
Special mention	0.1	1.3	1.2	0.1	0.1	0.9	0.9	4.6
Substandard	4.0	0.4	1.0	0.6	1.3	4.3	—	11.6
Total	$62.4	$38.6	$37.3	$23.3	$13.2	$33.3	$5.8	$213.9

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
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans modified under TDRs are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of our other loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

As of December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$258.9	$490.3	$541.6	$98.0	$32.0	$213.8	$—	$1,634.6
Nonperforming	—	0.2	0.1	0.5	0.3	3.7	—	4.8
Total	$258.9	$490.5	$541.7	$98.5	$32.3	$217.5	$—	$1,639.4
Consumer home equity and HELOC:
Performing	$23.8	$8.0	$5.2	$5.5	$5.6	$15.2	$482.8	$546.1
Nonperforming	0.6	0.3	0.2	0.2	0.1	1.2	0.2	2.8
Total	$24.4	$8.3	$5.4	$5.7	$5.7	$16.4	$483.0	$548.9
Consumer indirect:
Performing	$380.3	$176.4	$130.0	$59.7	$33.6	$46.3	$—	$826.3
Nonperforming	1.0	0.9	0.6	0.3	0.2	0.4	—	3.4
Total	$381.3	$177.3	$130.6	$60.0	$33.8	$46.7	$—	$829.7
Consumer direct and advance line:
Performing	$52.6	$31.9	$18.2	$8.5	$6.5	$8.9	$25.8	$152.4
Nonperforming	0.1	0.1	0.1	—	—	0.1	0.1	0.5
Total	$52.7	$32.0	$18.3	$8.5	$6.5	$9.0	$25.9	$152.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$360.9	$477.0	$74.7	$27.5	$25.7	$176.5	$—	$1,142.3
Nonperforming	—	0.3	—	—	0.2	0.8	—	1.3
Total	$360.9	$477.3	$74.7	$27.5	$25.9	$177.3	$—	$1,143.6
Consumer home equity and HELOC:
Performing	$11.1	$7.0	$3.7	$4.8	$3.6	$12.0	$350.7	$392.9
Nonperforming	0.3	—	0.3	—	0.6	0.5	—	1.7
Total	$11.4	$7.0	$4.0	$4.8	$4.2	$12.5	$350.7	$394.6
Consumer indirect:
Performing	$272.6	$208.6	$108.3	$64.0	$37.0	$45.0	$—	$735.5
Nonperforming	0.5	0.5	0.4	0.2	0.1	0.4	—	2.1
Total	$273.1	$209.1	$108.7	$64.2	$37.1	$45.4	$—	$737.6
Consumer direct and advance line:
Performing	$42.5	$27.9	$15.0	$13.3	$5.8	$7.6	$16.9	$129.0
Nonperforming	0.1	—	—	0.1	—	—	—	0.2
Total	$42.6	$27.9	$15.0	$13.4	$5.8	$7.6	$16.9	$129.2
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

As of December 31, 2022	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$75.4	$100.0	$1.9	$177.3
Nonperforming	0.5	0.3	—	0.8
Total credit card	$75.9	$100.3	$1.9	$178.1

As of December 31, 2021	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$64.4	$73.1	$1.5	$139.0
Nonperforming	0.5	0.1	—	0.6
Total credit card	$64.9	$73.2	$1.5	$139.6
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the periods ended December 31, 2022 or 2021.
(7)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2022	2021
Land	$86.7	$52.0
Buildings and improvements	469.2	346.8
Furniture and equipment	111.0	97.0
Total premises and equipment	666.9	495.8
Less accumulated depreciation	(222.2)	(196.2)
Premises and equipment, net	$444.7	$299.6
Depreciation expense was $35.1 million, $28.0 million, and $25.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note —Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    COMPANY-OWNED LIFE INSURANCE
Company-owned life insurance consists of the following:

December 31,	2022	2021
Key executive, principal shareholder	$3.2	$3.2
Key executive split dollar	7.1	7.1
Group life	487.6	291.2
Total	$497.9	$301.5
The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $3.2 million at December 31, 2022 and 2021.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $7.1 million at December 31, 2022 and 2021. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $487.6 million and $291.2 million at December 31, 2022 and 2021, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement at the election of each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured’s designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured’s designated beneficiary if the insured is employed by the Company at the time of death.
(9)    OTHER REAL ESTATE OWNED
Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2022	2021	2020
Balance at beginning of year	$2.0	$2.5	$8.5
OREO acquired through acquisitions	15.8	—	—
Additions	0.4	0.9	3.3
Valuation adjustments	(2.8)	—	(0.1)
Dispositions	(2.7)	(1.4)	(9.2)
Balance at end of year	$12.7	$2.0	$2.5
There were $2.8 million of write-downs during 2022, which were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals. There were no material write-downs during 2021 or 2020.
The carrying value of foreclosed residential real estate properties included in OREO was not material as of December 31, 2022 and 2021. The Company had no material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of December 31, 2022 and 2021.

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
As part of the Company’s overall asset and liability management strategy, in August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company once they become effective.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified as interest expense when interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.4 million will be reclassified to interest income.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During 2021, the Company entered into two forward starting, fixed interest rate fair value hedges associated with U.S. Treasury securities. During the second quarter of 2022, the Company terminated the $500.0 million, two-year forward starting, three-year pay-fixed interest rate swap, resulting in a $23.3 million gain. The gain associated with the $500.0 million interest rate swap was to be accreted into income through May 2026. However, the U.S. Treasury securities associated with the swap were sold during the fourth quarter of 2022. As such, the gain was accreted through August 2022 and then in September 2022 the remaining gain was recognized as income. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods indicated:

	December 31, 2022		December 31, 2021
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$191.9	$8.1	$695.6	$(4.4)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the fair values of our derivative instruments on a gross and net basis for the periods indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to account for the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet.

	December 31, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Estimated Fair Value	Notional Amount	Balance Sheet Location	Estimated Fair Value
Derivatives designated as hedges:
Interest rate swap contracts	$550.0		$3.5	$700.0		$4.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,728.1		41.6	913.9		22.2
Interest rate lock commitments	—		—	77.3		1.8
Forward loan sales contracts	12.6		0.1	—		—
Derivative assets in the balance sheet	$2,290.7	Other Assets	$45.2	$1,691.2	Other Assets	$28.1

Derivatives designated as hedges:
Interest rate collars	$300.0		$5.4	$—		$—
Interest rate swap contracts	300.0		0.3	87.6		0.1

Derivatives not designated as hedges:
Interest rate swap contracts	1,728.1		153.9	913.9		18.1
Risk participation agreements	106.1		—	—		—
Interest rate lock commitments	14.8		—	—		—
Forward loan sales contracts	—		—	102.4		—
Derivative liabilities in the balance sheet	$2,449.0	Accrued Expenses	$159.6	$1,103.9	Accrued Expenses	$18.2
As of December 31, 2022 there was $2.2 million of net unrealized fair value loss on derivative instruments in accumulated other comprehensive loss. There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive (loss) income during the period ended December 31, 2021.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the income statement during the periods ended December 31, 2022 or 2021.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the income statement for the periods indicated:

December 31,		2022	2021
	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$(1.7)	$(0.5)
The Company recorded swap fee revenues of $5.9 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated:

	December 31, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap and collar contracts	$45.1	$—	$45.1	$—	$45.1	$—
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	45.2	—	45.2	—	45.1	0.1
Total assets	$45.2	$—	$45.2	$—	$45.1	$0.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$159.6	$—	$159.6	$—	$—	$159.6
Risk participation agreements	—	—	—	—	—	—
Forward loan sales contracts	—	—	—	—	—	—
Total derivatives	159.6	—	159.6	—	—	159.6
Repurchase agreements	1,052.9	—	1,052.9	—	1,052.9	—
Total liabilities	$1,212.5	$—	$1,212.5	$—	$1,052.9	$159.6

	December 31, 2021
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$26.3	$—	$26.3	$—	$8.0	$18.3
Mortgage related derivatives	1.8	—	1.8	—	—	1.8
Total derivatives	28.1	—	28.1	—	8.0	20.1
Total assets	$28.1	$—	$28.1	$—	$8.0	$20.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$18.2	$—	$18.2	$—	$—	$18.2
Total derivatives	18.2	—	18.2	—	—	18.2
Repurchase agreements	1,051.1	—	1,051.1	—	1,051.1	—
Total liabilities	$1,069.3	$—	$1,069.3	$—	$1,051.1	$18.2
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
As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was zero related to these agreements. As of December 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(11)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2022	2021	2020
Balance at beginning of year	$31.6	$34.3	$30.6
Acquisition of mortgage servicing rights	1.3	—	—
Originations of mortgage servicing rights	2.5	3.7	11.7
Amortization expense	(4.3)	(6.4)	(8.0)
Balance at end of year	31.1	31.6	34.3
Less valuation reserve	—	(3.4)	(10.3)
Balance at end of year, net of valuation reserve	$31.1	$28.2	$24.0

Principal balance of serviced loans underlying mortgage servicing rights	$3,259.8	$3,203.7	$3,585.5
Mortgage servicing rights as a percentage of serviced loans	0.95%	0.88%	0.67%
At December 31, 2022, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $37.4 million and 7.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.8% to 13.5% and monthly prepayment speeds ranging from 0.5% to 3.4% depending upon the risk characteristics of the underlying loans. At December 31, 2021, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $28.2 million and 5.9 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 8.6% to 10.4% and monthly prepayment speeds ranging from 0.7% to 2.0% depending upon the risk characteristics of the underlying loans. There were $3.4 million and $6.9 million of impairments reversed in 2022 and 2021, respectively, compared to a valuation impairment charge of $9.9 million in 2020. No permanent impairment was recorded in 2022, 2021, or 2020.
(12)    DEPOSITS
Deposits are summarized as follows:

December 31,	2022	2021
Non-interest bearing demand	$7,560.0	$5,568.3
Interest bearing:
Demand	7,205.9	4,753.2
Savings	8,379.3	4,981.6
Time, $250 and over	438.0	186.7
Time, other	1,490.4	779.8
Total interest bearing	17,513.6	10,701.3
Total deposits	$25,073.6	$16,269.6
Other time deposits include time deposits under $250,000 and deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $36.6 million and $104.5 million as of December 31, 2022 and 2021, respectively. The Company had no brokered deposits as of December 31, 2022 and 2021, respectively
As of December 31, 2022 and 2021, the Company had time deposits of $438.0 million and $186.7 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Maturities of time deposits at December 31, 2022 are as follows:

	Time, $250 and Over	Total Time
Due within 3 months or less	$47.8	$311.8
Due after 3 months and within 6 months	34.6	215.4
Due after 6 months and within 12 months	283.9	1,005.4
Due within 2024	55.0	282.8
Due within 2025	10.7	69.2
Due within 2026	4.8	27.8
Due within 2027 and thereafter	1.2	16.0
Total	$438.0	$1,928.4
Interest expense on time deposits of $250,000 and over was $2.5 million, $0.9 million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(13)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2022	2021
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$98.9	$98.7
Subsidiaries:
8.00% finance lease obligation with term ending October 25, 2029	1.0	1.0
2.28% note payable maturing July 29, 2022, principal due at maturity, interest payable monthly	—	5.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until December 31, 2025 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	—
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	—
Total long-term debt	$120.8	$112.4

Maturities of long-term debt at December 31, 2022 were as follows:
2023	$0.1
2024	0.1
2025	0.1
2026	0.1
2027	0.2
Thereafter	120.2
Total	$120.8
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
Unamortized debt issuance costs of $1.1 million, as of December 31, 2022, are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
Additionally, the Company borrowed or assumed through acquisitions $20.9 million and $12.7 million as of December 31, 2022 and 2021, respectively, related to New Market Tax Credits. The long-term debt obligations consists of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from September 6, 2032 through December 31, 2046, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
As of December 31, 2022, the Company had $2,327.0 million in outstanding FHLB borrowings consisting of $827.0 million in 4.60% variable rate overnight borrowings and $1,500.0 million in 4.48% fixed rate borrowings in tenors up to one-month, as compared to no outstanding borrowings from the FHLB at December 31, 2021. The Company has remaining available lines of credit with the FHLB of approximately $2,441.0 million, subject to collateral availability at December 31, 2022. The borrowings are collateralized by certain loans with an advance equivalent collateral value of $4,768.0 million. As of December 31, 2022 and 2021, there were no long or short-term advances outstanding with the FHLB. As of December 31, 2022 and 2021, the Company had no material other borrowed funds.
The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $763.3 million secured by a blanket pledge of agricultural and commercial loans, and has an unused $100.0 million revolving line of credit with another third party.
(14)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors fourteen wholly-owned business trusts, Trust I through Trust XIV (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $163.1 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $5.3 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
A summary of Subordinated Debenture issuances follows:

				December 31, 2022		December 31, 2021
	Issuance	Interest Rate[1]	Maturity Date	Amount	Common Shares[2]	Amount	Common Shares [2]
Trust I	November 2007	7.52%	December 15, 2037	$15.5	$0.5	$15.5	$0.5
Trust II	October 2007	5.99%	January 1, 2038	10.3	0.3	10.3	0.3
Trust III	December 2007	7.17%	December 15, 2037	20.6	0.6	20.6	0.6
Trust IV	December 2007	6.44%	April 1, 2038	15.5	0.5	15.5	0.5
Trust V	January 2008	6.49%	April 1, 2038	10.3	0.3	10.3	0.3
Trust VI	January 2008	6.49%	April 1, 2038	10.3	0.3	10.3	0.3
Trust VII	June 2005	6.43%	June 30, 2035	5.2	0.2	5.2	0.2
Trust VIII	March 2006	6.25%	March 15, 2036	30.9	0.9	—	—
Trust IX	June 2005	6.62%	June 15, 2035	2.1	0.1	—	—
Trust X	December 2003	7.59%	December 17, 2033	23.1	0.7	—	—
Trust XI	December 2002	7.43%	January 7, 2033	5.2	0.2	—	—
Trust XII	September 2003	7.18%	October 8, 2033	7.2	0.2	—	—
Trust XIII	December 2006	6.59%	March 1, 2037	5.3	0.3	—	—
Trust XIV	July 2007	5.39%	October 1, 2037	2.2	0.2	—	—
Total subordinated debentures payable				163.7	$5.3	87.7	$2.7
Less: fair value adjustment [3]				(0.6)		(0.7)
Total subordinated debentures payable, net of fair value adjustments				$163.1		$87.0

[1] Interest rates as of December 31, 2022
[2] Common shares on subordinated debentures are included in other assets on the consolidated balance sheets
[3] Adjustment reflects the fair value adjustments related to the subordinated deferrable interest debentures assumed as part of the Northwest and Great Western acquisitions.
Trust I Subordinated Debentures issued by the Company bore interest at a fixed rate of 7.50% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to three-month LIBOR plus 2.75% per annum.
Trust II Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to LIBOR plus 2.25% per annum.
Trust III Subordinated Debentures issued by the Company bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to three-month LIBOR plus 2.40% per annum.
Trust IV Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to three-month LIBOR plus 2.70% per annum.
Trust V Subordinated Debentures issued by the Company bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to three-month LIBOR plus 2.75% per annum.
Trust VI Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to three-month LIBOR plus 2.75% per annum.
The Subordinated Debentures are unsecured with interest distributions payable quarterly. The Company may defer the payment of interest at any time provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common and preferred shares is restricted. The Subordinated Debentures may be redeemed, subject to approval by the FRB, at the Company’s option on or after five years from the date of issue, or at any time in the event of unfavorable changes in laws or regulations. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method, which approximates level yield.

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
The Company acquired the GWB Capital Trust VI (“Trust VIII”) with the acquisition of Great Western in February 2022. Great Western caused to be issued 30,000 shares, $1,000 par value, or $30.0 million of preferred securities of Trust VIII on March 10, 2006, through a private placement. Trust VIII also issued, in aggregate, $0.9 million of common equity securities to Great Western. The distribution rate is set quarterly at three-month LIBOR plus 1.48%. Interest payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. Proceeds from the issue were used for general corporate purposes including redemption of Great Western’s Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Banchares Trust II (Trust IX”) with the acquisition of Great Western in February 2022. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, or $2.0 million of preferred securities of Trust IX on June 1, 2005, through a private placement. Trust IX also issued, in aggregate, $0.1 million of common equity securities to Sunstate Banchsares. The distribution rate is set quarterly at three-month LIBOR plus 1.85%. Interest payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears.
The Company acquired the Great Western Statutory Trust IV (“Trust X”) with the acquisition of Great Western in February 2022. Great Western caused to be issued 22,400 shares, $1,000 par value, or $22.4 million of preferred securities of Trust X on December 17, 2003, through a private placement. Trust X also issued, in aggregate, $0.7 million of common equity securities to Great Western. The distribution rate is set quarterly at three-month LIBOR plus 2.85% basis points. Interest payment dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. Proceeds from the issue were used for general corporate purposes.
The Company acquired the HF Financial Capital Trust III (“Trust XI”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, or $5.0 million of preferred securities of Trust XI on December 19, 2002, through a private placement. Trust XI also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month LIBOR plus 3.35%. Interest payment dates are January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and are payable in arrears.
The Company acquired the HF Trust IV (“Trust XII”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, or $7.0 million of preferred securities of Trust XII on September 25, 2003, through a private placement. Trust XII also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month LIBOR plus 3.10%. Interest payment dates are January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and are payable in arrears.
The Company acquired the HF Trust V (“Trust XIII”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, or $5.0 million of preferred securities of Trust XIII on December 7, 2006, through a private placement. Trust XIII also issued, in aggregate, $0.3 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month LIBOR plus 1.83%. Interest payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. In the first quarter of Great Western’s fiscal year 2017, Great Western redeemed 5,000 shares of Trust XIII debentures under the First Supplemental Indenture dated May 13, 2016.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company acquired the HF Trust VI (“Trust XIV”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 2,000 shares, $1,000 par value, or $2.0 million of preferred securities of Trust XIV on July 5, 2007, through a private placement. Trust XIV also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month LIBOR plus 1.65%. Interest payment dates are January 1, April 1, July 1, and October 1 of each year, beginning October 1, 2007, and are payable in arrears.
For the seven Subordinated Debentures acquired from Great Western, the Company may, at one or more times, defer interest payments on the related debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. Subject to the Company receiving prior approval of the Federal Reserve, if required, the Company has the right to redeem the debentures at the redemption price, in whole or in part, on an interest payment date. The redemption price is $1,000 per preferred security plus any accrued and unpaid interest to the date of redemption. Holders of the preferred securities have no voting rights. The preferred securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.
As of December 31, 2022, the Trust Preferred Securities qualified as tier 2 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines.
(15)    CAPITAL STOCK AND DIVIDEND RESTRICTIONS
As of December 31, 2022, the Company’s authorized common stock consists of 250,000,000 shares, of which, 150,000,000 shares are designated as Class A common stock, and 100,000,000 are designated as Class B common stock. There are no shares of Class B common stock outstanding. Our common stock is uncertificated. The Class A common stock has one vote per share.
The Company had 104,442,023 shares of Class A common stock common stock outstanding as of December 31, 2022. The Company had 41,699,409 shares of Class A common stock and 20,501,047 shares of Class B common stock outstanding as of December 31, 2021.
On February 1, 2022, the Company issued 46,879,601 shares of its Class A common stock with an aggregate value of approximately $1.7 billion as consideration for the acquisition of Great Western. Additionally, during 2022, the Company issued 33,769 shares of its Class A common stock with an aggregate value of $1.3 million to directors for their service on the Company’s board of directors during 2022. During 2021, the Company issued 19,081 shares of its Class A common stock with an aggregate value of $0.9 million to directors for their service on the Company’s board of directors during 2021. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
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
On May 25, 2022, the Company’s board of directors adopted a new stock repurchase program to replace the program that had been in place since 2019 and had 1,889,158 shares of Class A common stock remaining to be purchased thereunder. Under the new stock repurchase program, the Company may repurchase up to 5.0 million of its outstanding shares of Class A common stock. During 2022, the Company repurchased and retired 5.0 million shares under the stock repurchase program at a total cost of $197.4 million, including costs and commissions, at an average per share cost of $39.48. During 2021, the Company repurchased and retired 72,700 shares of Class A common stock under the it’s previously existing stock repurchase program.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
All other stock repurchases during 2022 and 2021 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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
The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31,	2022	2021	2020
Net income, basic and diluted	$202.2	$192.1	$161.2
Weighted average common shares outstanding for basic earnings per share computation	103,274,070	61,650,312	63,611,891
Dilutive effects of stock-based compensation	66,929	91,516	117,579
Weighted average common shares outstanding for diluted earnings per common share computation	103,340,999	61,741,828	63,729,470

Basic earnings per common share	$1.96	$3.12	$2.53
Diluted earnings per common share	1.96	3.11	2.53
The Company had 52,027, 83,952, and 3,094 unvested time restricted stock outstanding as of December 31, 2022, 2021, and 2020 respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. The Company had 470,622, 333,767, and 291,540 shares of unvested restricted stock as of December 31, 2022, 2021, and 2020, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

(17)    REGULATORY CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators, including the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Parent Company, like all bank holding companies, is not subject to the prompt corrective action provisions. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2022, the Company exceeded all capital adequacy requirements to which it is subject.
As of December 31, 2022, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2022 and 2021, the Bank met these requirements.
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2022 and 2021 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements (1)
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,875.8	12.48%	$1,843.2	8.00%	$2,419.2	10.50%	$2,304.0	10.00%
FIB	2,713.5	11.80	1,839.6	8.00	2,414.5	10.50	2,299.5	10.00
Tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,382.4	6.00	1,958.4	8.50	1,843.2	8.00
FIB	2,504.1	10.89	1,379.7	6.00	1,954.6	8.50	1,839.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,036.8	4.50	1,612.8	7.00	1,497.6	6.50
FIB	2,504.1	10.89	1,034.8	4.50	1,609.7	7.00	1,494.7	6.50
Leverage capital ratio:
Consolidated	2,408.8	7.75	1,242.9	4.00	1,242.9	4.00	1,553.6	5.00
FIB	2,504.1	8.07	1,241.1	4.00	1,241.1	4.00	1,551.4	5.00

December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$1,659.3	14.11%	$940.9	8.00%	$1,235.0	10.50%	$1,176.2	10.00%
FIB	1,472.5	12.56	938.0	8.00	1,231.1	10.50	1,172.5	10.00
Tier 1 risk-based capital:
Consolidated	1,469.0	12.49	705.7	6.00	999.7	8.50	940.9	8.00
FIB	1,382.2	11.79	703.5	6.00	996.6	8.50	938.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	1,384.8	11.77	529.3	4.50	823.3	7.00	764.5	6.50
FIB	1,382.2	11.79	527.6	4.50	820.8	7.00	762.1	6.50
Leverage capital ratio:
Consolidated	1,469.0	7.68	765.5	4.00	765.5	4.00	956.9	5.00
FIB	1,382.2	7.24	764.1	4.00	764.1	4.00	955.1	5.00
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
(18)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $1.8 million as of December 31, 2022.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $8.9 million, $4.3 million, and $5.1 million, in 2022, 2021, and 2020, respectively.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2022, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2023	$10.1	$1.4	$11.5
2024	9.1	1.4	10.5
2025	7.7	1.4	9.1
2026	6.5	0.9	7.4
2027	4.7	0.1	4.8
Thereafter	10.6	—	10.6
Total	$48.7	$5.2	$53.9
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.9 million and $0.4 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2022 and 2021, respectively.
The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2022, 2021, and 2020. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
A substantial portion of the Company’s clients’ ability to honor their contracts is dependent on the economy in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. The Company’s loan portfolio is diversified and assigned to risk classifications by industry concentrations and the current economic conditions. These industry concentrations of credit are taken into consideration by management in determining the allowance for credit losses.
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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	December 31, 2022	December 31, 2021
Beginning balance	$3.8	$3.7
Provision for credit loss expense	12.4	0.1
Ending balance of allowance for off-balance sheet credit losses	$16.2	$3.8

	December 31, 2022	December 31, 2021
Unused credit card lines	$827.6	$681.6
Commitments to extend credit	5,173.3	2,539.8
Standby letters of credit	93.8	57.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(20)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2022	2021	2020
Current:
Federal	$45.2	$39.4	$42.4
State	14.4	11.3	12.3
Total current	59.6	50.7	54.7
Deferred:
Federal	(3.7)	3.7	(5.7)
State	(1.0)	1.3	(0.9)
Total deferred	(4.7)	5.0	(6.6)
Total income tax expense	$54.9	$55.7	$48.1
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year ended December 31,	2022	2021	2020
Tax expense at the statutory tax rate	$54.0	$52.0	$44.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(8.4)	(2.8)	(2.1)
State income tax, net of federal income tax benefit	10.6	9.9	9.0
Deficiency (benefit) of stock-based compensation plans	0.2	(0.5)	(0.4)
Nondeductible transaction costs	2.0	0.8	—
Federal tax credits	(4.3)	(4.3)	(2.3)
Other, net	0.8	0.6	(0.1)
Tax expense at effective tax rate	$54.9	$55.7	$48.1
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2022	2021
Deferred tax assets:
Loans, principally due to allowance for credit losses	$54.8	$30.7
Loan discount	32.5	1.6
Investment securities, unrealized losses	157.9	4.6
Derivatives, unrealized losses	0.5	—
Deferred compensation	26.8	19.3
Non-performing loan interest	2.6	1.0
Other real estate owned write-downs and carrying costs	1.5	—
Net operating loss carryforwards (1)	1.5	1.7
Lease liabilities	12.0	8.7
Other reserves	8.8	—
Contract incentives	8.5	—
Discount on acquired investment securities	13.4	—
Other	2.4	3.5
Deferred tax assets	$323.2	$71.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31,	2022	2021
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	$(17.3)	$(7.7)
Deferred loan costs	(3.3)	(1.9)
Derivatives, unrealized gains	—	(1.0)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1.3)	(0.9)
Right of use assets	(11.3)	(8.3)
Prepaid amounts	(0.9)	(0.7)
Government agency stock dividends	(1.2)	(1.2)
Goodwill and other intangibles	(68.2)	(51.2)
Mortgage servicing rights	(7.4)	(6.8)
Other	(1.8)	(0.7)
Deferred tax liabilities	(112.7)	(80.4)
Net deferred tax assets (liabilities)	$210.5	$(9.3)
(1) As of December 31, 2022, we had remaining federal net operating loss carryforwards of $2.7 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2030 and ending in 2036 and the state net operating losses will expire beginning in 2023 and ending in 2034. The use of these carryforwards is subject to annual limitations.
The Company had current net income tax receivables of $38.3 million and $16.1 million at December 31, 2022 and 2021, respectively.
(21)    STOCK-BASED COMPENSATION
The Company has equity awards outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”). The plan was primarily established to enhance the Company’s ability to attract, retain, and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation and Human Capital Committee of the Board of Directors (“Compensation Human Capital Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plan.
The 2015 Plan, approved by the Company’s shareholders in May 2015, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance based compensation. At December 31, 2022, there were 361,605 common shares available for future grant under the 2015 Plan.
Stock Options. All options granted had an exercise price equal to fair market value, which was defined as the closing sales price for the stock as quoted on the NASDAQ Stock Market for the last market trading day preceding the date that the Company’s Board of Directors awards the benefit. Options were subject to vesting as determined by the Company’s Board of Directors or Compensation and Human Capital Committee, and could be exercised for periods of up to ten years from the date of grant.
No stock option awards were granted in 2022 or 2021. All outstanding stock option awards were fully vested as of December 31, 2016. As such, there was no compensation expense or related income tax benefits recognized related to stock option awards in 2022 or 2021. Compensation expense related to stock option awards and the related income tax benefits for the year ended December 31, 2016 were not considered material.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes stock option activity under the Company’s stock option plan:

Year Ended December 31, 2022	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options, beginning of year	23,252	$14.37
Exercised	(22,684)	14.37
Forfeited	(568)	14.37
Outstanding options, end of year	—	$—	0.00
Outstanding options exercisable, end of year	—	$—	0.00
The were no stock options outstanding as of December 31, 2022. The total intrinsic value of options exercised was $0.6 million, $1.5 million, and $3.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company received cash of $0.1 million, $0.5 million, and $1.1 million from stock option exercises during the years ended December 31, 2022, 2021, and 2020, respectively. The Company redeemed common stock with aggregate values of $0.2 million, $0.3 million, and $1.0 million tendered in payment for stock option exercises during the years ended December 31, 2022, 2021, and 2020, respectively.
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
All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Compensation expense related to restricted stock awards of $9.6 million, $8.9 million and $7.5 million was included in employee benefits on the Company’s consolidated statements of income for the years ended December 31, 2022, 2021, and 2020, respectively. Related income tax expense of $0.3 million for the year ended December 31, 2022, related income tax benefit of $0.3 million was recognized for the year ended December 31, 2021, and related income tax expense of $0.1 million was recognized for the year ended December 31, 2020.
The following table presents information regarding the Company’s restricted stock:

As of December 31, 2022	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	521,012	$39.73
Granted	458,176	38.67
Vested	(131,199)	39.92
Forfeited	(106,891)	38.61
Restricted stock, end of year	741,098	$38.94
During 2022, the Company issued 458,176 restricted common shares. The 2022 restricted share awards included 263,582 performance restricted shares, of which 131,791 vest in varying percentages upon achievement of defined return on equity performance goals, and 131,791 vest in varying percentages upon achievement of defined total return to shareholder goals. The defined return to shareholder goals related to the 2019 performance restricted stock grants were not met resulting in the cancellation of 27,247 performance shares. Vesting of the 2022 performance restricted shares is also contingent on employment as of March 15, 2025. Additionally, 221,841 time-restricted shares were issued during 2022, of which 38,845 vest one year from the grant date, and the remaining 182,996 vest one-third on each annual anniversary of the grant date, contingent on continued employment through the vesting dates.
As of December 31, 2022, there was $15.8 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.24 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(22)    EMPLOYEE BENEFIT PLAN
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% of the participating employee’s eligible compensation in 2022, 2021, and 2020, respectively. Contribution expense for this plan of $13.5 million, $8.8 million, and $8.9 million in 2022, 2021, and 2020, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
(23)    OTHER COMPREHENSIVE INCOME (LOSS)
The gross amounts of each component of other comprehensive (loss) income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2022	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(613.1)	$(152.4)	$(460.7)
Reclassification adjustment for net gains included in net income	24.4	5.5	18.9
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	0.1	0.1
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	(26.1)	(6.6)	(19.5)
Change in net unrealized loss on derivatives	(6.7)	(1.8)	(4.9)
Total other comprehensive loss	$(621.3)	$(155.2)	$(466.1)

Year Ended December 31, 2021	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(113.7)	$(28.7)	$(85.0)
Reclassification adjustment for net gains included in net income	(1.1)	(0.3)	(0.8)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	20.2	5.1	15.1
Change in net unrealized loss on derivatives	4.2	1.1	3.1
Total other comprehensive loss	$(90.4)	$(22.8)	$(67.6)

Year Ended December 31, 2020	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gains during period	$61.8	$15.8	$46.0
Reclassification adjustment for net gains included in net income	(0.3)	(0.1)	(0.2)
Change in net unrealized loss on derivatives	0.2	—	0.2
Defined benefits post-retirement benefit plan:
Change in net actuarial gains	(0.5)	(0.1)	(0.4)
Total other comprehensive income	$61.2	$15.6	$45.6
The components of accumulated other comprehensive loss, net of income taxes, are as follows:

Years ended December 31,	2022	2021
Net unrealized loss on investment securities available-for-sale	$(471.0)	$(29.0)
Net unrealized (loss) gain on investment securities transferred to held-to-maturity	(4.5)	15.0
Net unrealized (loss) gain on derivatives	(1.6)	3.0
Net accumulated other comprehensive loss	$(477.1)	$(11.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(24)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2022	2021
Condensed balance sheets:
Cash and cash equivalents	$154.8	$181.1
Investment in bank subsidiary	2,985.8	1,948.9
Advances to subsidiaries, net	0.1	5.9
Other assets	240.7	63.2
Total assets	$3,381.4	$2,199.1

Other liabilities	$45.6	$26.8
Long-term debt	98.9	98.7
Subordinated debentures held by subsidiary trusts	163.1	87.0
Total liabilities	307.6	212.5
Stockholders’ equity	3,073.8	1,986.6
Total liabilities and stockholders’ equity	$3,381.4	$2,199.1

Years Ended December 31,	2022	2021	2020
Condensed statements of income:
Dividends from subsidiaries	$360.0	$160.0	$130.0
Other interest income	0.4	—	0.1
Other income, primarily management fees from subsidiaries	51.7	41.3	28.7
Total income	412.1	201.3	158.8
Salaries and benefits	40.6	36.4	31.5
Interest expense	12.6	8.2	6.6
Acquisition related expenses	62.3	11.6	—
Other operating expenses, net	25.0	17.6	15.6
Total expenses	140.5	73.8	53.7
Earnings before income tax benefit	271.6	127.5	105.1
Income tax benefit	(18.9)	(7.6)	(6.1)
Income before undistributed earnings of subsidiaries	290.5	135.1	111.2
Undistributed (loss) earnings of subsidiaries	(88.3)	57.0	50.0
Net income	$202.2	$192.1	$161.2

Years Ended December 31,	2022	2021	2020
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$202.2	$192.1	$161.2
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	88.3	(57.0)	(50.0)
Stock-based compensation expense	9.6	8.9	7.5
Other, net	(151.2)	(3.2)	(13.6)
Net cash provided by operating activities	148.9	140.8	105.1
Cash flows from investing activities:
Acquisition of bank holding company, net of cash and cash equivalents received	(0.8)	—	—
Net cash used in investing activities	$(0.8)	$—	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2022	2021	2020
Cash flows from financing activities:
Net increase in advances from subsidiaries	$206.5	$23.7	$16.7
Proceeds from issuance of long-term debt	—	—	98.6
Proceeds from issuance of common stock, net of stock issuance costs	0.1	0.4	1.1
Purchase and retirement of common stock	(198.9)	(5.4)	(116.8)
Dividends paid to common stockholders	(182.1)	(101.6)	(128.6)
Net cash used in financing activities	(174.4)	(82.9)	(129.0)
Net change in cash and cash equivalents	(26.3)	57.9	(23.9)
Cash and cash equivalents, beginning of year	181.1	123.2	147.1
Cash and cash equivalents, end of year	$154.8	$181.1	$123.2
There was $1,722.5 million of noncash financing activities for the issuance of common stock related to the GWB acquisition in 2022.
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
The three levels of inputs that may be used to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2022 and 2021.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2022 and 2021. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:
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
Loans Held for Sale. Fair value measurements for residential real estate loans held for sale are obtained from an independent pricing service. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments. Loans that are reclassified into loans held for sale from loans held for investment are recorded at the lower of cost or fair value less costs to sell, except for certain loans which are recorded at fair value, determined individually, based on discounted payoffs and quotes or bids from third party investors, or based on the terms of the loans, such as interest rate, maturity date, reset term, as well as sales, quotes, or bids of similar assets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts and interest rate collars are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data. The inputs used to determine fair value include the three-month LIBOR forward curve to estimate variable rate cash inflows and the federal funds effective swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions from each other, was not significant in the reported periods. The Company also obtains and compares the reasonableness of the pricing from an independent third party.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$642.7	$—	$642.7	$—
State, county, and municipal securities	263.7	—	263.7	—
Obligations of U.S. government agencies	198.9	—	198.9	—
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	4,259.7	—	4,259.7	—
Private mortgage-backed securities	228.0	—	228.0	—
Collateralized loan obligations	1,111.6	—	1,111.6	—
Corporate Securities	241.5	—	241.5	—
Loans held for sale	79.9	—	79.9	—
Derivative assets:
Interest rate swap contracts	45.1	—	45.1	—
Forward loan sales contracts	0.1	—	0.1	—
Derivative liabilities:
Interest rate collars	5.4	—	5.4	—
Interest rate swap contracts	154.2	—	154.2	—
Deferred compensation plan assets	18.7	—	18.7	—
Deferred compensation plan liabilities	18.7	—	18.7	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$684.7	$684.7	$—	$—
State, county, and municipal securities	427.5	—	427.5	—
Obligations of U.S. government agencies	346.9	—	346.9	—
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	2,018.1	—	2,018.1	—
Private mortgage-backed securities	173.4	—	173.4	—
Collateralized loan obligations	899.4	—	899.4	—
Corporate securities	270.5	—	270.5	—
Loans held for sale	30.1	—	30.1	—
Derivative assets:
Interest rate swap contracts	26.3	—	26.3	—
Interest rate lock commitments	1.8	—	1.8	—
Derivative liabilities:
Interest rate swap contracts	18.2	—	18.2	—
Deferred compensation plan assets	21.4	—	21.4	—
Deferred compensation plan liabilities	21.4	—	21.4	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Collateral-dependent loans	$39.1	$—	$—	$39.1	$—
Other real estate owned	12.7	—	—	12.7	—
Long-lived assets to be disposed of by sale	5.5	—	—	5.5	(0.2)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2021	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Collateral-dependent loans	$11.7	$—	$—	$11.7	$—
Other real estate owned	2.0	—	—	2.0	—
Long-lived assets to be disposed of by sale	1.3	—	—	1.3	—
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2022, the Company had collateral-dependent loans with a carrying and fair value of $39.1 million. As of December 31, 2021, the Company had collateral-dependent loans with a carrying and fair value of $11.7 million.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2022, the Company had long-lived assets to be disposed of by sale with carrying values of $5.7 million, reduced by write-downs of $0.2 million charged to other expense, and fair values aggregating $5.5 million. As of December 31, 2021, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.3 million, with no write-downs charged to other expense.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$39.1	Appraisal	Appraisal adjustment	0%	-	45%	(7%)
Other real estate owned	12.7	Appraisal	Appraisal adjustment	15	-	36	(22)
Long-lived assets to be disposed of by sale	5.5	Appraisal	Appraisal adjustment	0	-	6	(3)

As of December 31, 2021
Collateral-dependent loans	$11.7	Appraisal	Appraisal adjustment	1%	-	18%	(7%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$870.5	$870.5	$870.5	$—	$—
Investment debt securities available-for-sale	6,946.1	6,946.1	—	6,946.1	—
Investment debt securities held-to-maturity	3,451.8	3,052.2	—	3,052.2	—
Accrued interest receivable	118.3	118.3	—	118.3	—
Mortgage servicing rights, net	31.1	37.4	—	37.4	—
Loans held for sale	79.9	79.9	—	79.9	—
Net loans held for investment	17,879.1	17,552.1	—	17,513.0	39.1
Derivative assets	45.2	45.2	—	45.2	—
Deferred compensation plan assets	18.7	18.7	—	18.7	—
Total financial assets	$29,440.7	$28,720.4	$870.5	$27,810.8	$39.1

Financial liabilities:
Total deposits, excluding time deposits	$23,145.2	$23,145.2	$23,145.2	$—	$—
Time deposits	1,928.4	1,876.1	—	1,876.1	—
Securities sold under repurchase agreements	1,052.9	1,052.9	—	1,052.9	—
Other borrowed funds	2,327.0	2,327.0	—	2,327.0	—
Accrued interest payable	14.5	14.5	—	14.5	—
Long-term debt	120.8	116.3	—	116.3	—
Subordinated debentures held by subsidiary trusts	163.1	155.8	—	155.8	—
Derivative liabilities	159.6	159.6	—	159.6	—
Deferred compensation plan liabilities	18.7	18.7	—	18.7	—
Total financial liabilities	$28,930.2	$28,866.1	$23,145.2	$5,720.9	$—

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
(26)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors, and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $18.9 million and $19.5 million at December 31, 2022 and 2021, respectively. During 2022, new loans and advances on existing loans of $6.5 million were funded and loan repayments totaled $7.1 million. No loans were removed or added due to changes in related parties during the year. All deposit and loan transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.
The Company leased a portion of our aircraft hangar to the Scott family services group’s related entity during 2022, 2021, and 2020 and also provided pilot services to the Scott family services group’s related entity during 2021 and 2020. During 2022, 2021, and 2020, the Company received payments from the related entity of $26 thousand, $61 thousand, and $54 thousand, respectively, for hangar use, pilot fees, and reimbursement of certain third-party operating expenses related to the use of the aircraft.
The Company purchased services from an entity which includes certain members of the Scott family services group. Services provided for the Company’s benefit include shareholder communication and corporate governance coordination. During 2022, 2021, and 2020, the Company paid $102 thousand, $87 thousand, and $85 thousand, respectively, for these services. In addition, the Company provides human resource services to members of the Company’s control group during 2021 and 2020. The Company received payments from these related parties of $0.7 million during 2021 and 2020 for the reimbursement of human resource services provided. Additionally, the Company, as it agreed in connection with its acquisition of Great Western, reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses related to the GWB acquisition.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(27)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Accounting.” In March 2020, the FASB issued ASU 2020-04, which provides temporary exceptions that are optional for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, with such modification considered to be "minor" so that any existing unamortized origination fees/costs will carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications will not be accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted certain elections related to cash flow hedges which did not have a significant impact on the Company’s financial position or results of operations. Based upon the amendments provided in ASU 2022-06 discussed below, ASU 2020-04 can generally be applied through December 31, 2024.
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
ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not have a significant impact on the Company’s financial position or results of operations.
(28)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 25, 2023, the Company declared a quarterly dividend to common shareholders of $0.47 per share, which was paid on February 17, 2023 to shareholders of record as of February 7, 2023.
No other events requiring recognition or disclosure were identified.

(a)(2) Financial statement schedules.
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the financial statements filed herewith or in notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company and Great Western Bancorp, Inc. dated September 15, 2021 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

3.1	Third Amended and Restated Articles of Incorporation of the Company dated September 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed for the quarter ended September 30, 2019)

3.2	First Amendment to the Third Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on January 20, 2022)

3.3	Second Amendment to the Third Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

3.4	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2020)

3.5	First Amendment to the Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 1, 2022)

4.1	Description of the Company’s securities registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q, File No. 001-34653, filed on May 9, 2022)

4.2	Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	First Supplemental Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated herein by reference to Exhibit A attached to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.5	Stockholders’ Agreement, dated September 15, 2021, between the Company and the individuals and entities listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1	Lease Agreement, dated September 20, 1985, as amended and with addenda, between Billings 401 LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the year ended December 31, 2017)

10.2†	Deferred Compensation Plan of the Company dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-164380, filed on March 23, 2010)

10.3†	First Amendment to the Deferred Compensation Plan of the Company dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	Amendment to the Deferred Compensation Plan of the Company effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 7, 2021)

10.5†	Amendment 2021-1 to the Deferred Compensation Plan of the Company effective as of July 1, 2021 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on November 4, 2021)

10.6†	2015 Equity and Incentive Plan of the Company, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.7†	Form of 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.8†	Form of 2015 Equity and Incentive Plan Time Vested Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.9†	Company Director Compensation Summary

10.10†	Executive Employment Agreement, dated August 19, 2021, between the Company and Kevin P. Riley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.11†	Executive Employment Agreement, dated December 14, 2021, between the Company and Marcy D. Mutch (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.12†	Executive Employment Agreement, dated December 14, 2021, between the Company and Kirk D. Jensen (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.13†	Executive Employment Agreement, dated February 1, 2022, between the Company and Scott E. Erkonen (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.14†	Executive Employment Agreement, dated February 1, 2022, between the Company and Karlyn M. Knieriem (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.15†	Change in Control Separation Agreement, dated May 30, 2022, between the Company and Kristina Robbins (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on August 5, 2022)

10.16†	Change in Control Separation Agreement, dated May 30, 2022, between the Company and Gary Lorenz (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on August 5, 2022)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed for the fiscal year ended December 31, 2010)

21.1	Subsidiaries of the Company

23.1	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications

101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

† Denotes Management contract or compensatory plan or arrangement
** Furnished herewith
(b)The exhibits filed or incorporated herein by reference are as set forth in Item 15(a)3 above.
(c)Financial Statements Schedules
See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 24, 2023
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. JAHNKE	February 24, 2023
David L. Jahnke, Chair of the Board	Date

/s/ ALICE S. CHO	February 24, 2023
Alice S. Cho, Director	Date

/s/ DENNIS L. JOHNSON	February 24, 2023
Dennis L. Johnson, Director	Date

/s/ JAMES R. SCOTT	February 24, 2023
James R. Scott, Director	Date

/s/ JONATHAN R. SCOTT	February 24, 2023
Jonathan R. Scott, Director	Date

/s/ JOHN M. HEYNEMAN, JR.	February 24, 2023
John M. Heyneman, Jr., Director	Date

/s/ JOYCE A. PHILLIPS	February 24, 2023
Joyce Phillips, Director	Date

/s/ PATRICIA L. MOSS	February 24, 2023
Patricia L. Moss, Director	Date

/s/ STEPHEN B. BOWMAN	February 24, 2023
Stephen B. Bowman, Director	Date

/s/ JAMES P. BRANNEN	February 24, 2023
James P. Brannen, Director	Date

/s/ FRANCES P. GRIEB	February 24, 2023
Frances P. Grieb, Director	Date

/s/ THOMAS E. HENNING	February 24, 2023
Thomas E. Henning, Director	Date

/s/ STEPHEN M. LACY	February 24, 2023
Stephen M. Lacy, Director	Date

/s/ DANIEL A. RYKHUS	February 24, 2023
Daniel A. Rykhus, Director	Date

/s/ KEVIN P. RILEY	February 24, 2023
Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

/s/ MARCY D. MUTCH	February 24, 2023
Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date