Form 10-Q
period 2023-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2023-05-05
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
OR
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
Registrant’s telephone number, including area code: (406) 255-5311
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2023 – Class A common stock	104,375,923

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$332.9	$349.2
Interest bearing deposits in banks	747.7	521.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,080.7	870.5
Investment securities:
Available-for-sale, net of allowance for credit losses of $2.6 at March 31, 2023 and $0.0 at December 31, 2022 (amortized cost of $6,582.2 at March 31, 2023 and $7,573.5 at December 31, 2022)	6,049.3	6,946.1
Held-to-maturity, net of allowance for credit losses of $0.7 at March 31, 2023 and $1.9 at December 31, 2022 (estimated fair values of $3,025.8 at March 31, 2023 and $3,052.2 at December 31, 2022)	3,376.2	3,451.8
Total investment securities	9,425.5	10,397.9
FHLB and FRB stock, at cost	214.5	198.6
Loans held for sale	80.9	79.9
Loans held for investment, net of deferred fees and costs	18,245.7	18,099.2
Allowance for credit losses	226.1	220.1
Net loans held for investment	18,019.6	17,879.1
Goodwill	1,100.9	1,100.9
Company-owned life insurance	499.4	497.9
Premises and equipment, net of accumulated depreciation	443.4	444.7
Other intangibles, net of accumulated amortization	93.0	97.0
Accrued interest receivable	113.7	118.3
Mortgage servicing rights, net of accumulated amortization and impairment reserve	30.1	31.1
Other real estate owned	13.4	12.7
Deferred tax asset, net	173.2	210.5
Other assets	349.4	348.7
Total assets	$31,637.7	$32,287.8
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$6,861.1	$7,560.0
Interest bearing	17,245.9	17,513.6
Total deposits	24,107.0	25,073.6
Securities sold under repurchase agreements	970.8	1,052.9
Accounts payable and accrued expenses	361.8	445.9
Accrued interest payable	26.1	14.5
Long-term debt	120.8	120.8
Other borrowed funds	2,710.0	2,327.0
Allowance for credit losses on off-balance sheet credit exposures	17.8	16.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	28,477.4	29,214.0
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 104,382,018 and 104,442,023 shares were issued and outstanding, respectively	2,478.7	2,478.2
Retained earnings	1,080.7	1,072.7
Accumulated other comprehensive loss, net	(399.1)	(477.1)
Total stockholders’ equity	3,160.3	3,073.8
Total liabilities and stockholders’ equity	$31,637.7	$32,287.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:
Interest and fees on loans	$235.6	$151.7
Interest and dividends on investment securities:
Taxable	71.7	29.3
Exempt from federal taxes	1.4	1.3
Interest and dividends on FHLB and FRB stock	3.0	0.4
Interest on deposits in banks	4.2	1.7
Total interest income	315.9	184.4
Interest expense:
Interest on deposits	40.3	3.0
Interest on securities sold under repurchase agreements	1.1	0.3
Interest on other borrowed funds	31.2	—
Interest on long-term debt	1.5	1.7
Interest on subordinated debentures held by subsidiary trusts	2.9	1.0
Total interest expense	77.0	6.0
Net interest income	238.9	178.4
Provision for credit losses	15.2	61.3
Net interest income after provision for credit losses	223.7	117.1
Non-interest income:
Payment services revenues	18.7	14.8
Mortgage banking revenues	2.3	8.4
Wealth management revenues	9.0	8.1
Service charges on deposit accounts	5.2	7.7
Other service charges, commissions, and fees	2.4	4.3
Investment securities losses, net	(23.4)	(0.1)
Other income	2.2	5.6
Total non-interest income	16.4	48.8
Non-interest expense:
Salaries and wages	65.6	60.0
Employee benefits	22.8	21.2
Outsourced technology services	14.7	11.3
Occupancy, net	12.5	10.0
Furniture and equipment	5.9	5.4
OREO expense, net of income	0.2	0.1
Professional fees	4.5	3.9
FDIC insurance premiums	5.7	3.3
Other intangibles amortization	4.0	3.6
Other expenses	29.9	23.2
Acquisition related expenses	—	65.2
Total non-interest expense	165.8	207.2
Income (loss) before income tax	74.3	(41.3)
Provision for (benefit from) income tax	18.0	(7.9)
Net income (loss)	$56.3	$(33.4)

Earnings (loss) per common share (Basic)	$0.54	$(0.36)
Earnings (loss) per common share (Diluted)	$0.54	$(0.36)
Weighted average common shares outstanding (Basic)	103,737,664	92,855,173
Weighted average common shares outstanding (Diluted)	103,818,719	92,855,173
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$56.3	$(33.4)
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	78.2	(252.6)
Reclassification adjustment for net losses included in income	23.4	0.1
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	0.2
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.4)	(23.0)
Change in unrealized loss on derivatives	10.0	21.3
Other comprehensive income (loss), before tax	104.0	(254.0)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(26.0)	63.0
Other comprehensive income (loss), net of tax	78.0	(191.0)
Comprehensive income (loss), net of tax	$134.3	$(224.4)
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	56.3	—	56.3
Other comprehensive income, net of tax expense	—	—	78.0	78.0
Common stock transactions:
55,080 common shares purchased and retired	(1.8)	—	—	(1.8)
10,863 non-vested common shares issued	—	—	—	—
15,788 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.3	—	—	2.3
Common stock cash dividends declared ($0.47 per share)	—	(48.3)	—	(48.3)
Balance at March 31, 2023	$2,478.7	$1,080.7	$(399.1)	$3,160.3

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net loss	—	(33.4)	—	(33.4)
Other comprehensive loss, net of tax expense	—	—	(191.0)	(191.0)
Common stock transactions:
37,698 common shares purchased and retired	(1.4)	—	—	(1.4)
46,887,104 common shares issued	1,722.5	—	—	1,722.5
450,813 non-vested common shares issued	—	—	—	—
15,472 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	2.4	—	—	2.4
Common stock cash dividends declared ($0.41 per share)	—	(44.7)	—	(44.7)
Balance at March 31, 2022	$2,668.6	$974.5	$(202.0)	$3,441.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$56.3	$(33.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	15.2	61.3
Net loss (gain) on disposal of premises and equipment	0.1	(0.2)
Depreciation and amortization	13.7	13.3
Net (discount) premium amortization on investment securities	(0.6)	8.1
Net loss on investment securities transactions	23.4	0.1
Realized and unrealized net gains on mortgage banking activities	(0.8)	(3.3)
Write-downs of OREO and other assets pending disposal	0.1	—
Net gain on extinguishment of debt	—	(1.4)
Mortgage servicing rights recovery	—	(3.4)
Deferred taxes	11.3	(6.5)
Net increase in cash surrender value of company-owned life insurance	(3.4)	(2.0)
Stock-based compensation expense	2.3	2.4
Originations of mortgage loans held for sale	(80.4)	(98.8)
Proceeds from sales of mortgage loans held for sale	79.6	112.0
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	4.6	(0.6)
Increase in other assets	7.7	4.3
Increase (decrease) in accrued interest payable	11.6	(0.1)
Decrease (increase) in accounts payable and accrued expenses	(83.0)	13.1
Net cash provided by operating activities	57.7	64.9
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(370.0)
Available-for-sale	—	(1,144.5)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	54.9	106.4
Available-for-sale	987.3	826.5
Purchases of FHLB and FRB stock	(73.5)	—
Proceeds from FHLB and FRB stock	57.5	—
Proceeds from bank-owned life insurance settlements	1.9	—
Extensions of credit to clients, net of repayments	(152.8)	106.4
Proceeds from sale of OREO	—	0.3
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	2,006.9
Capital expenditures, net of sales	(7.0)	(9.5)
Net cash provided by investing activities	$868.3	$1,522.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	$(966.6)	$130.8
Net decrease in securities sold under repurchase agreements	(82.1)	(55.0)
Net increase in other borrowed funds	383.0	—
Repayments of long-term debt	—	(157.9)
Advances on long-term debt	—	8.0
Payment of stock issuance costs	—	(0.8)
Proceeds from issuance of common stock	—	0.1
Purchase and retirement of common stock	(1.8)	(1.4)
Dividends paid to common stockholders	(48.3)	(44.7)
Net cash used in financing activities	(715.8)	(120.9)
Net increase in cash and cash equivalents	210.2	1,466.5
Cash and cash equivalents at beginning of period	870.5	2,344.8
Cash and cash equivalents at end of period	$1,080.7	$3,811.3
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$0.1
Cash paid during the period for interest expense	65.4	6.0
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$0.6	$19.9
Transfer of held-to-maturity to available-for sale securities	23.0	10.9
Transfer of available-for sale to held-to-maturity securities	—	463.6
Transfer of held-for-sale to held for investment loans	—	19.8
Transfer of held for investment loans to held-for-sale	3.1	—
Transfer of loans to OREO	0.8	—
Shares issued for acquisition	—	1,723.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., First Interstate Bank (“FIB”), and its other subsidiaries (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2023 and December 31, 2022, the results of operations, changes in stockholders’ equity, and cash flows for each of the three month periods ended March 31, 2023 and 2022, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2022 is derived from the audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the March 31, 2023 presentation. These reclassifications did not change previously reported net loss or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
(2)    Acquisition
Great Western Bank. On September 15, 2021, the Company entered into a definitive agreement (“Agreement”) to acquire 100% of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota (“GWB acquisition”). The acquisition of GWB expanded the Company’s geographical footprint with an enhanced platform for future growth. Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was completed on February 1, 2022.
The Company accounted for the transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, and market conditions at the time of the acquisition, as well as other future events that are highly subjective in nature.
The following table provides the purchase price allocation as of the acquisition date and the Great Western assets acquired and liabilities assumed at their estimated fair value as of the acquisition date as amended for measurement period adjustments. We recorded the estimate of fair value based on valuations at the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation resulted in goodwill of $479.3 million, of which $31.7 million is deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Great Western and the Company. All amounts reported were finalized during the fourth quarter of 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of February 1, 2022

Assets acquired:
Cash and cash equivalents	$2,006.9
Investment securities	2,699.0
Securities purchased under agreement to resell	101.1
Loans held for sale	217.0
Loans held for investment	7,705.0
Allowance for credit losses	(59.5)
Premises and equipment, including right of use lease assets	144.7
OREO	15.8
Company-owned life insurance	186.6
Core deposit intangibles	50.1
Customer relationship intangible	22.8
Mortgage servicing rights	1.3
Deferred tax assets, net	60.2
Other assets	200.8
Total assets acquired	13,351.8

Liabilities assumed:
Deposits	11,688.0
Securities sold under repurchase agreements	74.0
Accrued expenses and other liabilities	110.4
FHLB advances	122.9
Subordinated debt	36.4
Subordinated debentures held by subsidiary trusts	76.1
Total liabilities assumed	12,107.8

Net assets acquired	$1,244.0

Consideration paid:
Class A common stock	1,723.3
Total consideration paid (1)	$1,723.3

Goodwill	$479.3

(1) Includes $13 thousand of cash paid in lieu of fractional shares.
For a description of the fair value and unpaid principal balance of loans from the GWB acquisition, as well as the methods used to determine the fair values of significant assets and liabilities, see “Note 2 – Acquisitions” in Part IV, Item 15 “Notes to Consolidated Financial Statements” within our Annual Report on Form 10-K for the year ended December 31, 2022.
There were no and $65.2 million of acquisition related expenses related to the GWB acquisition for the three month periods ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company contributed $21.5 million to the First Interstate Foundation and reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses pursuant to the Agreement.
The accompanying consolidated statements of income for the three months ended March 31, 2023 and 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date. The disclosure of GWB post-acquisition revenue and net income is not practical due to the combining of certain GWB operations with and into FIB as of the acquisition date. GWB was merged with our existing bank subsidiary, FIB, contemporaneously with the closing of the parent company merger. The core system conversion was completed on May 23, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three month period ended March 31, 2022 as if GWB had been acquired on January 1, 2021. This unaudited pro forma information combines the historical results of GWB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

Three Months Ended March 31,
2022
Total revenues	$268.9

Net income	$76.4

Earnings per common share (Basic)	$0.70
Earnings per common share (Diluted)	$0.70
(3)    Goodwill and Other Intangible Assets

Goodwill
The Company had goodwill of $1,100.9 million at March 31, 2023 and December 31, 2022 and performed its annual impairment assessment as of July 1, 2022 and concluded that there was no impairment to goodwill. In addition, there were no events or circumstances that occurred during the second half of 2022 that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value. As a result of recent financial services economic conditions and its impact on our business, including volatility in the stock market and changes to the interest rate environment, we assessed whether a triggering event had occurred as of March 31, 2023 and concluded a triggering event had not occurred as there is no substantial change to the Company’s long-term performance expectations. We will continue to monitor the financial services economic conditions and perform an interim impairment analysis if necessary.
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at March 31, 2023 and December 31, 2022:

March 31, 2023	CDI	OCRI	Total

Gross other intangible assets, at January 1, 2023	$154.7	$22.8	$177.5
Accumulated amortization	(82.3)	(2.2)	(84.5)
Net other intangible assets, at March 31, 2023	$72.4	$20.6	$93.0

December 31, 2022
Gross other intangible assets, at January 1, 2022	$106.0	$—	$106.0
Amounts established through acquisition	50.1	22.8	72.9
Reductions due to sale of health savings accounts	(1.4)	—	(1.4)
Accumulated amortization	(78.8)	(1.7)	(80.5)
Net other intangible assets, at December 31, 2022	$75.9	$21.1	$97.0
The Company recorded $4.0 million and $3.6 million of other intangible asset amortization expense for the three months ended March 31, 2023 and 2022, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table provides the estimated aggregate future amortization expense of other intangible assets at March 31, 2023:

Years Ending December 31,	CDI	OCRI	Total
2023 remaining	$10.2	$1.4	$11.6
2024	12.7	1.9	14.6
2025	11.8	1.9	13.7
2026	10.9	1.9	12.8
2027	8.2	1.9	10.1
Thereafter	18.6	11.6	30.2
Total	$72.4	$20.6	$93.0
(4)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2023	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.1	$—	$250.1	$—	$(26.9)	$223.2
State, county, and municipal securities	262.0	—	262.0	—	(40.9)	221.1
Obligations of U.S. government agencies	186.4	—	186.4	—	(12.3)	174.1
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	4,221.0	—	4,221.0	0.2	(362.8)	3,858.4
Private mortgage-backed securities	260.3	—	260.3	—	(35.2)	225.1
Collateralized loan obligations	1,143.3		1,143.3	—	(29.4)	1,113.9
Corporate securities	261.7	(2.6)	259.1	—	(25.6)	233.5
Total	$6,584.8	$(2.6)	$6,582.2	$0.2	$(533.1)	$6,049.3

March 31, 2023	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$397.2	$—	$397.2	$—	$(7.6)	$389.6
State, county, and municipal securities	180.9	—	180.9	0.4	(25.2)	156.1
Obligations of U.S. government agencies	352.3	—	352.3	—	(44.7)	307.6
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations (1)	2,389.4	—	2,389.4	1.0	(269.7)	2,120.7
Corporate securities	57.1	(0.7)	56.4	—	(4.6)	51.8
Total	$3,376.9	$(0.7)	$3,376.2	$1.4	$(351.8)	$3,025.8
(1) Amortized cost presented above include $19.7 million of unamortized losses and $13.2 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$675.1	$2.1	$(34.5)	$642.7
State, county, and municipal securities	314.3	—	(50.6)	263.7
Obligations of U.S. government agencies	216.2	—	(17.3)	198.9
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	4,685.5	0.2	(426.0)	4,259.7
Private mortgage-backed securities	264.9	—	(36.9)	228.0
Collateralized loan obligations	1,145.2	—	(33.6)	1,111.6
Corporate securities	272.3	—	(30.8)	241.5
Total	$7,573.5	$2.3	$(629.7)	$6,946.1

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$396.6	$—	$396.6	$—	$(10.2)	$386.4
State, county, and municipal securities	181.2	(0.1)	181.1	0.2	(31.6)	149.7
Obligations of U.S. government agencies	351.7	—	351.7	—	(49.6)	302.1
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations(1)	2,444.1	—	2,444.1	0.2	(301.6)	2,142.7
Corporate securities	80.1	(1.8)	78.3	—	(7.0)	71.3
Total	$3,453.7	$(1.9)	$3,451.8	$0.4	$(400.0)	$3,052.2
(1) Amortized cost presented above include $20.1 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity.

Due to the recent banking industry’s significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system, the Company reviewed our investment portfolio and transferred certain corporate debt securities classified as held-to-maturity, that were considered to have significant deterioration in the issuers’ credit worthiness, with an amortized cost of $23.0 million and an estimated fair value of $13.2 million to the available-for-sale category classification on March 13, 2023, under ASC 320. The transfer of debt securities into available-for-sale categories were recorded at fair value on the date of transfer. No gains or losses were recorded at the time of transfer; however, certain securities were subsequently sold during the first quarter of 2023, with the resulting loss reflected in the consolidated statements of income (loss) within the investment securities losses, net line item. The transferred securities had an allowance for credit losses of $0.8 million at the time of transfer. Additionally, transferred securities that were retained in the available-for-sale securities portfolio at March 31, 2023 were included in the assessment of the allowance for credit losses as described below.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of March 31, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$48.1	$(1.3)	$175.1	$(25.6)	$223.2	$(26.9)
State, county, and municipal securities	8.0	(0.3)	210.0	(40.6)	218.0	(40.9)
Obligations of U.S. government agencies	86.7	(4.0)	86.8	(8.3)	173.5	(12.3)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	1,388.6	(63.5)	2,459.5	(299.3)	3,848.1	(362.8)
Private mortgage-backed securities	0.1	—	225.0	(35.2)	225.1	(35.2)
Collateralized loan obligations	117.3	(3.0)	996.6	(26.4)	1,113.9	(29.4)
Corporate securities	80.0	(2.8)	153.5	(22.8)	233.5	(25.6)
Total	$1,728.8	$(74.9)	$4,306.5	$(458.2)	$6,035.3	$(533.1)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$168.8	$(4.7)	$170.4	$(29.8)	$339.2	$(34.5)
State, county, and municipal securities	104.9	(9.0)	146.1	(41.6)	251.0	(50.6)
Obligations of U.S. government agencies	152.2	(10.1)	46.1	(7.2)	198.3	(17.3)
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations	3,299.7	(262.3)	948.4	(163.7)	4,248.1	(426.0)
Private mortgage-backed securities	133.1	(19.1)	94.9	(17.8)	228.0	(36.9)
Collateralized loan obligations	1,082.6	(33.1)	28.9	(0.5)	1,111.5	(33.6)
Corporate securities	130.6	(8.3)	110.8	(22.5)	241.4	(30.8)
Total	$5,071.9	$(346.6)	$1,545.6	$(283.1)	$6,617.5	$(629.7)

As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The Company determines credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach using the security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. Credit losses on held-to-maturity investment securities are representative of current expected credit losses that management expects to be incurred over the life of the investment. The allowance for credit losses is established through a charge to provision for credit losses in current period earnings.
The available-for-sale securities portfolio primarily contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or prepayment and liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of March 31, 2023 and December 31, 2022, the Company had 1,023 and 1,222 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of March 31, 2023, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table, and the Company does not anticipate it will have to sell any securities before a recovery in cost.
The following table presents the activity in the allowance for credit losses related to investment securities:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1.9	$—
Provision for available-for-sale credit losses	2.6	—
Reversal of held-to-maturity credit loss losses	(1.2)	1.6
Ending balance	$3.3	$1.6
The Company had a $2.6 million and no allowance for credit losses for available-for-sale corporate investment securities as of March 31, 2023 and December 31, 2022, respectively. The Company had a $0.7 million and a $1.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of March 31, 2023 and December 31, 2022, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

March 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$397.2	$—	$—	$—	$—	$—	$397.2
State, county, and municipal securities	68.2	92.7	11.5	—	—	8.5	180.9
Obligations of U.S. government agencies	352.3	—	—	—	—	—	352.3
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	2,183.2	—	—	—	—	—	2,183.2
GNMA	206.2	—	—	—	—	—	206.2
Corporate securities	—	—	—	52.1	—	5.0	57.1
Total	$3,207.1	$92.7	$11.5	$52.1	$—	$13.5	$3,376.9

December 31, 2022	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$396.6	$—	$—	$—	$—	$—	$396.6
State, county, and municipal securities	68.3	92.8	11.5	—	—	8.6	181.2
Obligations of U.S. government agencies	351.7	—	—	—	—	—	351.7
U.S. agency residential & commercial mortgage-backed securities & collateralized mortgage obligations
FNMA/FHLMC	2,233.6	—	—	—	—	—	2,233.6
GNMA	210.5	—	—	—	—	—	210.5
Corporate securities	—	—	—	65.1	10.0	5.0	80.1
Total	$3,260.7	$92.8	$11.5	$65.1	$10.0	$13.6	$3,453.7
As of March 31, 2023 and December 31, 2022, the Company had $35.6 million and $38.9 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of March 31, 2023 and December 31, 2022, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of March 31, 2023 and December 31, 2022, there were no collateral dependent available-for-sale or held-to-maturity securities.
There were no material gross realized gains and $23.4 million in gross realized losses on the disposition of available-for-sale investment securities, as a result of the sale of $853.0 million in carrying value of investment securities, during the three months ended March 31, 2023. For the three month period ended March 31, 2022, there were no material gross realized gains and no material gross realized losses on the disposition of available-for-sale investment securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
March 31, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$0.5	$0.5	$307.2	$300.4
After one year but within five years	786.6	746.1	301.1	287.2
After five years but within ten years	1,686.5	1,524.1	704.1	624.4
After ten years	4,111.2	3,778.6	2,064.5	1,813.8
Total	$6,584.8	$6,049.3	$3,376.9	$3,025.8
As of March 31, 2023, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,525.9 million and $1,446.9 million, respectively. These investment securities are primarily included in the “after ten years” category in the table above. As of March 31, 2023, the Company had no callable structured notes.
As of March 31, 2023 and December 31, 2022, the Company has amortized costs of $3,607.3 million and $4,998.9 million, respectively, for investment securities pledged to secure public deposits and securities sold under repurchase agreements that had estimated fair values of $3,228.5 million and $4,432.0 million, as of March 31, 2023 and December 31, 2022, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of March 31, 2023 and December 31, 2022, the Company held $214.5 million and $198.6 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(5)     Loans Held for Sale

The following table presents loans held for sale by portfolio segment for the dates indicated:

	March 31, 2023	December 31, 2022
Loans held for sale:
Agricultural[1]	$62.9	$62.5
Commercial construction, at lower of cost or market	6.4	10.5
Land acquisition and development, at lower of cost or market	3.1	—
Residential mortgage, at fair value	8.5	6.9
Total loans held for sale	$80.9	$79.9
1 The Company holds $55.4 million of agricultural loans at lower of cost or market and $7.5 million of agricultural loans on accrual status at fair value with an unpaid principal balance of $7.5 million, of which $5.6 million is 90 days or more past due.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The table below presents the non-residential mortgage loans held for sale activity for the quarter ended March 31, 2023:

	Agricultural	Commercial Construction	Land Acquisition and Development
Beginning balance	$62.5	$10.5	$—
Repayments and discounted pay-offs	(1.8)	—	—
Loans held for investment transferred to loans held for sale	—	—	3.1
Increase (decrease) in estimated fair value of the loans[1]	2.2	(4.1)	—
Ending balance	$62.9	$6.4	$3.1
1 For the three months ended March 31, 2023, the Company recorded a gain of $2.2 million and a loss of $4.1 million in other income within the consolidated statements of income (loss) related to fair value changes.
As of March 31, 2023, loans held for sale included nonaccrual loans of $37.5 million, of which $28.0 million were agricultural loans, $6.4 million was a commercial construction loan, and $3.1 million was a land acquisition and development construction loan. As of December 31, 2022, loans held for sale included nonaccrual loans of $39.8 million, of which $29.3 million were agricultural loans and $10.5 million was a commercial construction loan.
(6)    Loans Held for Investment

The following table presents loans by segment as of the dates indicated:

	March 31, 2023	December 31, 2022
Real estate loans:
Commercial	$8,680.8	$8,528.6
Construction loans:
Land acquisition & development	368.5	386.2
Residential	471.4	516.2
Commercial	1,053.1	1,042.0
Total construction loans	1,893.0	1,944.4
Residential	2,191.1	2,188.3
Agricultural	769.7	794.9
Total real estate loans	13,534.6	13,456.2
Consumer loans:
Indirect	817.3	829.7
Direct and advance lines	146.9	152.9
Credit card	71.5	75.9
Total consumer loans	1,035.7	1,058.5
Commercial	3,028.0	2,882.6
Agricultural	660.4	708.3
Other, including overdrafts	1.6	9.2
Loans held for investment	18,260.3	18,114.8
Deferred loan fees and costs	(14.6)	(15.6)
Loans held for investment, net of deferred fees and costs	18,245.7	18,099.2
Allowance for credit losses	(226.1)	(220.1)
Net loans held for investment	$18,019.6	$17,879.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segment, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$27.2	$1.3	$(2.5)	$—	$26.0
Owner occupied	19.5	(0.2)	(1.8)	0.1	17.6
Multi-family	27.9	7.1	—	—	35.0
Total commercial real estate	74.6	8.2	(4.3)	0.1	78.6
Construction:
Land acquisition & development	1.3	0.3	—	—	1.6
Residential construction	3.6	0.1	—	—	3.7
Commercial construction	31.2	5.9	—	—	37.1
Total construction	36.1	6.3	—	—	42.4
Residential real estate:
Residential 1-4 family	20.5	(0.2)	(0.1)	—	20.2
Home equity and HELOC	1.6	0.3	(0.4)	—	1.5
Total residential real estate	22.1	0.1	(0.5)	—	21.7
Agricultural real estate	5.9	(1.2)	—	0.1	4.8
Total real estate	138.7	13.4	(4.8)	0.2	147.5
Consumer:
Indirect	15.3	0.6	(1.8)	0.7	14.8
Direct and advance lines	5.2	0.1	(1.1)	0.3	4.5
Credit card	2.8	—	(0.5)	0.2	2.5
Total consumer	23.3	0.7	(3.4)	1.2	21.8
Commercial:
Commercial and floor plans	49.0	(0.8)	(0.6)	0.9	48.5
Commercial purpose secured by 1-4 family	5.7	(0.2)	—	0.1	5.6
Credit card	0.2	0.2	(0.1)	—	0.3
Total commercial	54.9	(0.8)	(0.7)	1.0	54.4
Agricultural:
Agricultural	3.2	(1.1)	—	0.3	2.4
Total agricultural	3.2	(1.1)	—	0.3	2.4
Total allowance for credit losses	$220.1	$12.2	$(8.9)	$2.7	$226.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended March 31, 2022	Beginning Balance	ACL Recorded for PCD Loans	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$24.1	$6.7	$(2.9)	$—	$45.2
Owner occupied	13.3	9.5	4.6	(2.2)	—	25.2
Multi-family	13.3	29.9	11.4	—	—	54.6
Total commercial real estate	43.9	63.5	22.7	(5.1)	—	125.0
Construction:
Land acquisition & development	0.5	3.4	(0.8)	(2.7)	0.1	0.5
Residential construction	2.4	—	0.9	—	—	3.3
Commercial construction	6.0	0.2	4.0	—	—	10.2
Total construction	8.9	3.6	4.1	(2.7)	0.1	14.0
Residential real estate:
Residential 1-4 family	13.4	0.1	5.2	(0.1)	0.1	18.7
Home equity and HELOC	1.2	—	0.1	—	0.1	1.4
Total residential real estate	14.6	0.1	5.3	(0.1)	0.2	20.1
Agricultural real estate	1.9	2.3	6.4	(0.1)	—	10.5
Total real estate	69.3	69.5	38.5	(8.0)	0.3	169.6
Consumer:
Indirect	14.3	—	(0.3)	(0.9)	0.4	13.5
Direct and advance lines	4.6	—	(0.1)	(0.8)	0.9	4.6
Credit card	2.2	—	0.6	(0.6)	0.1	2.3
Total consumer	21.1	—	0.2	(2.3)	1.4	20.4
Commercial:
Commercial and floor plans	27.1	11.2	18.4	(4.2)	0.4	52.9
Commercial purpose secured by 1-4 family	4.4	0.2	0.4	—	—	5.0
Credit card	0.1	—	0.3	(0.1)	—	0.3
Total commercial	31.6	11.4	19.1	(4.3)	0.4	58.2
Agricultural:
Agricultural	0.3	3.4	(0.5)	(5.3)	1.1	(1.0)
Total agricultural	0.3	3.4	(0.5)	(5.3)	1.1	(1.0)
Total allowance for credit losses	$122.3	$84.3	$57.3	$(19.9)	$3.2	$247.2

(1) Amounts presented exclude the allowance for credit losses related to unfunded commitments and investment securities. These amounts are included in Note “Financial Instruments with Off-Balance Sheet Risk” and the allowance for credit losses related to investment securities which are included in Note “Investment Securities” included in this report, respectively.

(2) Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule.

Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies substantially on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers (1) character, overall financial condition and resources, and payment record of the borrower; (2) the prospects for support from any financially responsible guarantors; and (3) the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its sources of repayment become inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	Collateral Type
As of March 31, 2023	Business Assets	Real Property	Total
Commercial real estate non-owner occupied	$1.6	$12.2	$13.8
Commercial real estate owner occupied	—	12.1	12.1
Commercial construction real estate	—	17.9	17.9
Residential construction real estate	—	0.5	0.5
Residential 1-4 family	—	0.5	0.5
Agricultural real estate	—	4.6	4.6
Commercial and floor plans	5.4	2.1	7.5
Agricultural	2.1	0.5	2.6
Total collateral-dependent loans	$9.1	$50.4	$59.5

	Collateral Type
As of December 31, 2022	Business Assets	Real Property	Total
Commercial real estate non-owner occupied	$1.7	$2.7	$4.4
Commercial real estate owner occupied	—	13.0	13.0
Land, acquisition and development construction real estate	—	3.2	3.2
Residential 1-4 family	—	0.5	0.5
Agricultural real estate	0.2	5.9	6.1
Commercial and floor plans	3.1	1.5	4.6
Agricultural	2.1	5.2	7.3
Total collateral-dependent loans	$7.1	$32.0	$39.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded amortized cost basis in loans by portfolio as of the dates indicated.

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$10.2	$1.6	$0.2	$12.0	$8,640.6	$28.2	$8,680.8
Construction:
Land acquisition & development	3.2	0.1	0.2	3.5	364.5	0.5	368.5
Residential	0.4	—	—	0.4	470.5	0.5	471.4
Commercial	0.6	—	—	0.6	1,034.7	17.8	1,053.1
Total construction loans	4.2	0.1	0.2	4.5	1,869.7	18.8	1,893.0
Residential	6.1	0.5	0.4	7.0	2,177.1	7.0	2,191.1
Agricultural	7.2	—	0.3	7.5	756.3	5.9	769.7
Total real estate loans	27.7	2.2	1.1	31.0	13,443.7	59.9	13,534.6
Consumer:
Indirect consumer	6.1	1.6	0.4	8.1	806.5	2.7	817.3
Other consumer	0.7	0.3	0.1	1.1	145.6	0.2	146.9
Credit card	0.5	0.4	0.6	1.5	70.0	—	71.5
Total consumer loans	7.3	2.3	1.1	10.7	1,022.1	2.9	1,035.7
Commercial	9.4	2.6	1.9	13.9	3,001.3	12.8	3,028.0
Agricultural	0.1	0.7	0.4	1.2	654.0	5.2	660.4
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$44.5	$7.8	$4.5	$56.8	$18,122.7	$80.8	$18,260.3

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.6	$0.8	$1.1	$7.5	$8,501.5	$19.6	$8,528.6
Construction:
Land acquisition & development	1.8	—	0.6	2.4	380.1	3.7	386.2
Residential	1.1	—	—	1.1	515.1	—	516.2
Commercial	7.5	0.6	—	8.1	1,033.9	—	1,042.0
Total construction loans	10.4	0.6	0.6	11.6	1,929.1	3.7	1,944.4
Residential	9.9	2.1	1.2	13.2	2,168.7	6.4	2,188.3
Agricultural	1.1	6.1	—	7.2	780.1	7.6	794.9
Total real estate loans	27.0	9.6	2.9	39.5	13,379.4	37.3	13,456.2
Consumer:
Indirect consumer	9.3	2.4	0.6	12.3	814.7	2.7	829.7
Other consumer	0.8	0.3	0.1	1.2	151.4	0.3	152.9
Credit card	0.8	0.4	0.6	1.8	74.1	—	75.9
Total consumer loans	10.9	3.1	1.3	15.3	1,040.2	3.0	1,058.5
Commercial	7.1	1.7	2.1	10.9	2,861.5	10.2	2,882.6
Agricultural	0.8	2.2	0.1	3.1	696.5	8.7	708.3
Other, including overdrafts	—	—	—	—	9.2	—	9.2
Loans held for investment	$45.8	$16.6	$6.4	$68.8	$17,986.8	$59.2	$18,114.8

(1) As of March 31, 2023 and December 31, 2022, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three months ended March 31, 2023 and 2022, respectively. There were $0.3 million and $1.0 million reversals of accrued interest at March 31, 2023 and March 31, 2022. respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Modifications to Borrowers Experiencing Financial Difficulty
Modifications of loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide borrowers payment relief. Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated accounting guidance for troubled debt restructurings while requiring disclosures of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay. See “Note 17 – Recent Authoritative Accounting Guidance” of these Notes to Unaudited Consolidated Financial Statements” for further discussion of the amendments in this update.
From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things.
The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Term Extension	Total	% of Total Class of Loans Held for Investment (1)
Commercial real estate non-owner occupied	$—	$2.4	$2.4	0.1%
Commercial real estate owner occupied	1.6	1.3	2.9	0.1%
Land acquisition & development construction real estate	—	0.2	0.2	0.1
Home equity and HELOC residential real estate	0.1	—	0.1	—
Agricultural real estate	—	1.2	1.2	0.2
Commercial and floor plans	—	2.0	2.0	0.1
Commercial purpose 1-4 family	—	0.6	0.6	0.1
Agricultural	—	17.8	17.8	2.7
Loans held for investment (2)	$1.7	$25.5	$27.2	0.2%
(1) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of finance receivables.
(2) As of March 31, 2023, the Company excluded $0.3 million in accrued interest from the amortized cost of the identified loans.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans that were modified during the three months ended March 31, 2023 are performing in accordance with the modified terms and are classified as current at March 31, 2023.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the three months ended March 31, 2023 in the form of a principal reduction, interest rate reduction, term extension, or other than insignificant payment delay.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Principal Forgiveness	Weighted-Average Months of Term Extension
Commercial real estate non-owner occupied	$—	4.0
Commercial real estate owner occupied	1.3	9.7
Land acquisition & development construction real estate	—	12.4
Home equity and HELOC residential real estate	0.3	37.6
Agricultural real estate	—	7.2
Commercial and floor plans	—	11.5
Commercial purpose 1-4 family	—	8.7
Agricultural	—	9.3
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
There were no payment defaults on these loans subsequent to their modifications during the three months ended March 31, 2023. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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
The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the GWB acquisition as of February 1, 2022, or the date of the acquisition, with the purchase price (or initial fair value of the loans) as amended for measurement period adjustments:

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
(2) Non-credit discount includes the difference between the amortized cost basis and the unpaid principal balance of $39.6 million established on PCD loans acquired from GWB and interest applied to principal of $18.1 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Credit Quality Indicators
As part of the on-going and continuous monitoring of the credit quality of the Company’s loan portfolio, management tracks internally assigned risk classifications of loans based on relevant information about the ability of borrowers to service their debt. The factors considered by the Company include, among other factors, the borrower’s current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually to classify the credit risk of the loans. This analysis generally includes loans with an outstanding balance greater than $1.0 million, which are generally considered non-homogeneous loans, such as commercial loans and commercial real estate loans. This analysis is performed no less than on an annual basis, depending upon the size of exposure and the contractual obligations governing the borrower’s financial reporting frequency. Homogeneous loans, including small business loans, are typically monitored by payment performance. The Company internally risk rates its loans in accordance with a Uniform Classification System developed jointly by the various bank regulatory agencies. The Uniform Classification System defines three broad categories of criticized assets, which the Company uses as credit quality indicators in addition to the 6 Pass ratings in its 10-point rating scale:
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
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of loans based on the aforementioned risk scale for the periods indicated:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$239.8	$1,188.9	$790.1	$604.9	$435.3	$1,094.1	$29.3	$4,382.4
Special mention	—	—	1.3	1.4	14.1	10.4	—	27.2
Substandard	—	5.2	18.0	8.0	20.9	12.1	—	64.2
Total	$239.8	$1,194.1	$809.4	$614.3	$470.3	$1,116.6	$29.3	$4,473.8
Current-period gross charge-offs	—	—	—	2.2	—	0.3	—	2.5
Commercial real estate owner occupied:
Pass	$124.7	$745.9	$677.9	$479.2	$245.6	$591.0	$11.4	$2,875.7
Special mention	2.0	4.8	14.4	13.0	6.1	21.2	3.0	64.5
Substandard	0.7	9.1	10.1	1.1	8.6	19.6	0.6	49.8
Doubtful	—	0.3	1.4	—	—	—	—	1.7
Total	$127.4	$760.1	$703.8	$493.3	$260.3	$631.8	$15.0	$2,991.7
Current-period gross charge-offs	—	0.1	1.7	—	—	—	—	1.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial multi-family:
Pass	$64.2	$413.2	$254.6	$234.0	$88.5	$156.9	$1.5	$1,212.9
Special mention	—	0.4	—	—	—	1.7	—	2.1
Substandard	—	—	—	—	—	0.3	—	0.3
Total	$64.2	$413.6	$254.6	$234.0	$88.5	$158.9	$1.5	$1,215.3
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Land, acquisition and development:
Pass	$36.0	$145.5	$93.1	$33.7	$12.1	$29.3	$9.4	$359.1
Special mention	—	6.7	0.1	—	—	0.3	—	7.1
Substandard	—	—	0.2	0.2	1.6	0.3	—	2.3
Total	$36.0	$152.2	$93.4	$33.9	$13.7	$29.9	$9.4	$368.5
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential construction:
Pass	$13.8	$107.3	$92.2	$0.4	$0.2	$6.1	$250.5	$470.5
Substandard	—	—	0.5	—	—	0.4	—	0.9
Total	$13.8	$107.3	$92.7	$0.4	$0.2	$6.5	$250.5	$471.4
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial construction:
Pass	$60.2	$432.9	$370.9	$77.6	$8.2	$—	$22.4	$972.2
Special mention	—	4.6	—	23.1	—	—	13.7	41.4
Substandard	—	1.2	24.4	—	—	—	—	25.6
Doubtful	—	13.9	—	—	—	—	—	13.9
Total	$60.2	$452.6	$395.3	$100.7	$8.2	$—	$36.1	$1,053.1
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agricultural real estate:
Pass	$16.4	$168.5	$166.7	$105.2	$61.9	$143.6	$31.4	$693.7
Special mention	0.1	0.9	0.3	1.8	1.8	14.6	9.7	29.2
Substandard	6.1	19.8	5.5	1.6	0.5	12.2	0.1	45.8
Doubtful	—	—	—	1.0	—	—	—	1.0
Total	$22.6	$189.2	$172.5	$109.6	$64.2	$170.4	$41.2	$769.7
Current-period gross charge-offs	—	—	—	—	—	—	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and floor plans:
Pass	$152.5	$458.7	$315.9	$197.1	$109.9	$297.7	$700.4	$2,232.2
Special mention	0.6	8.0	11.8	1.3	1.2	2.7	29.0	54.6
Substandard	4.1	15.0	6.1	2.4	4.1	2.9	46.8	81.4
Doubtful	—	2.3	1.2	—	—	—	2.6	6.1
Total	$157.2	$484.0	$335.0	$200.8	$115.2	$303.3	$778.8	$2,374.3
Current-period gross charge-offs	—	0.1	0.1	0.1	0.1	0.2	—	0.6
Commercial purpose secured by 1-4 family:
Pass	$35.2	$186.0	$129.2	$64.3	$29.3	$68.0	$27.7	$539.7
Special mention	0.6	0.1	1.1	3.2	0.2	0.8	—	6.0
Substandard	0.2	0.2	0.3	0.1	0.3	1.9	—	3.0
Total	$36.0	$186.3	$130.6	$67.6	$29.8	$70.7	$27.7	$548.7
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agricultural:
Pass	$24.5	$109.6	$53.2	$28.5	$8.8	$9.1	$342.0	$575.7
Special mention	0.4	0.6	1.0	0.5	0.5	0.1	8.1	11.2
Substandard	3.1	46.3	1.5	2.5	0.5	1.1	16.6	71.6
Total	$28.0	$156.5	$55.7	$31.5	$9.8	$10.3	$366.7	$658.5
Current-period gross charge-offs	—	—	—	—	—	—	—	—

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate non-owner occupied:
Pass	$1,162.6	$861.3	$661.1	$467.6	$241.5	$890.4	$29.2	$4,313.7
Special mention	1.0	6.8	2.3	4.6	—	7.4	—	22.1
Substandard	0.1	13.9	10.8	18.2	19.6	9.8	—	72.4
Total	$1,163.7	$882.0	$674.2	$490.4	$261.1	$907.6	$29.2	$4,408.2
Commercial real estate owner occupied:
Pass	$793.0	$718.7	$533.9	$266.3	$165.8	$551.3	$18.2	$3,047.2
Special mention	10.9	14.2	12.3	6.1	5.6	5.5	1.1	55.7
Substandard	8.4	3.0	2.3	8.9	8.5	17.2	0.5	48.8
Doubtful	0.4	1.4	—	—	—	—	—	1.8
Total	$812.7	$737.3	$548.5	$281.3	$179.9	$574.0	$19.8	$3,153.5
Commercial multi-family:
Pass	$369.2	$204.9	$189.0	$52.1	$35.0	$113.7	$1.0	$964.9
Special mention	—	—	—	—	—	1.7	—	1.7
Substandard	—	—	—	—	—	0.3	—	0.3
Total	$369.2	$204.9	$189.0	$52.1	$35.0	$115.7	$1.0	$966.9

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of these loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$13.3	$266.1	$508.2	$532.9	$95.2	$232.5	$—	$1,648.2
Nonperforming	—	—	0.3	0.1	0.4	3.6	—	4.4
Total	$13.3	$266.1	$508.5	$533.0	$95.6	$236.1	$—	$1,652.6
Current-period gross charge-offs	—	—	—	—	—	0.1	—	0.1
Consumer home equity and HELOC:
Performing	$4.7	$22.9	$7.0	$4.6	$5.2	$18.7	$472.3	$535.4
Nonperforming	0.1	0.6	0.5	0.2	0.2	1.3	0.2	3.1
Total	$4.8	$23.5	$7.5	$4.8	$5.4	$20.0	$472.5	$538.5
Current-period gross charge-offs	0.3	—	—	0.1	—	—	—	0.4
Consumer indirect:
Performing	$63.4	$352.8	$159.2	$116.4	$52.1	$70.3	$—	$814.2
Nonperforming	—	0.8	1.1	0.5	0.2	0.5	—	3.1
Total	$63.4	$353.6	$160.3	$116.9	$52.3	$70.8	$—	$817.3
Current-period gross charge-offs	—	0.9	0.6	0.2	—	0.1	—	1.8
Consumer direct and advance line:
Performing	$11.2	$47.4	$28.0	$15.6	$7.2	$13.2	$23.9	$146.5
Nonperforming	—	0.1	0.1	0.1	—	0.1	—	0.4
Total	$11.2	$47.5	$28.1	$15.7	$7.2	$13.3	$23.9	$146.9
Current-period gross charge-offs	—	0.2	0.1	—	—	0.7	0.1	1.1

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$258.9	$490.3	$541.6	$98.0	$32.0	$213.8	$—	$1,634.6
Nonperforming	—	0.2	0.1	0.5	0.3	3.7	—	4.8
Total	$258.9	$490.5	$541.7	$98.5	$32.3	$217.5	$—	$1,639.4
Consumer home equity and HELOC:
Performing	$23.8	$8.0	$5.2	$5.5	$5.6	$15.2	$482.8	$546.1
Nonperforming	0.6	0.3	0.2	0.2	0.1	1.2	0.2	2.8
Total	$24.4	$8.3	$5.4	$5.7	$5.7	$16.4	$483.0	$548.9
Consumer indirect:
Performing	$380.3	$176.4	$130.0	$59.7	$33.6	$46.3	$—	$826.3
Nonperforming	1.0	0.9	0.6	0.3	0.2	0.4	—	3.4
Total	$381.3	$177.3	$130.6	$60.0	$33.8	$46.7	$—	$829.7
Consumer direct and advance line:
Performing	$52.6	$31.9	$18.2	$8.5	$6.5	$8.9	$25.8	$152.4
Nonperforming	0.1	0.1	0.1	—	—	0.1	0.1	0.5
Total	$52.7	$32.0	$18.3	$8.5	$6.5	$9.0	$25.9	$152.9

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

As of March 31, 2023	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$70.9	$104.6	$1.9	$177.4
Nonperforming	0.6	0.4	—	1.0
Total credit card	$71.5	$105.0	$1.9	$178.4
Current-period gross charge-offs	$0.5	$0.1	$—	$0.6

As of December 31, 2022	Consumer	Commercial	Agricultural	Total
Credit Card:
Performing	$75.4	$100.0	$1.9	$177.3
Nonperforming	0.5	0.3	—	0.8
Total credit card	$75.9	$100.3	$1.9	$178.1
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2023 or 2022.
(7)    Other Real Estate Owned
Other real estate owned is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s other real estate owned is reflected in the following table:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$12.7	$2.0
Acquired through acquisition	—	15.8
Additions	0.8	—
Valuation adjustments	(0.1)	—
Dispositions	—	(0.3)
Ending balance	$13.4	$17.5
The carrying value of foreclosed residential real estate properties included in other real estate owned was $0.6 million as of March 31, 2023 and was not material as of December 31, 2022. The Company had $0.3 million and no material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In the normal course of business, the Company enters into interest rate lock commitments to finance residential mortgage loans that are not designated as accounting hedges. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee, provided the loan meets underwriting guidelines, and closes within the timeframe established by the Company. Interest rate risk arises on these commitments and subsequently on closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to residential mortgage loans intended to be sold are considered derivatives and are recorded at fair value with changes in fair value recorded through earnings.
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment derivative expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against the variability in cash to be received from the loan sale. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income (loss).
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps that were designated as cash flow hedges on the variable-rate borrowings (trust preferred securities) involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021 and the first quarter of 2022, such derivatives were used to hedge the variable cash flows associated with the existing trust preferred securities. The trades that the Company had in place on its trust preferred securities matured during the first and second quarters of 2022. As part of the Company’s overall asset and liability management strategy, in August 2022 the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. Each of the collars designated as cash flow hedges synthetically fixes the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income (expense) when interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $5.1 million will be reclassified as an increase to interest expense.

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
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	March 31, 2023		December 31, 2022
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$192.2	$7.8	$191.9	$8.1
Non-designated Hedge Derivatives
Derivatives not designated as accounting hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
Risk Participation Agreements
The Company acquired from GWB risk participation agreements under which it assumes credit risk associated with a borrower’s performance related to derivative contracts. The Company only entered into these credit risk participation agreements in instances in which the Company was also a party to the related loan participation agreements for such borrowers. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.
The following table summarizes the fair values of our derivative instruments on a gross and net basis for the periods indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2023			December 31, 2022
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$850.0		$11.7	$550.0		$3.5

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,674.7		31.1	1,728.1		41.6
Interest rate lock commitments	36.2		0.3	—		—
Forward loan sales contracts	—		—	12.6		0.1
Derivative assets	$2,560.9	Other assets	$43.1	$2,290.7	Other assets	$45.2

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$3.9	$300.0		$5.4
Interest rate swap contracts	—		—	300.0		0.3

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,674.7		122.7	1,728.1		153.9
Risk participation agreements	104.7		—	106.1		—
Interest rate lock commitments	—		—	14.8		—
Forward loan sales contracts	32.2		0.1	—		—
Derivative liabilities	$2,111.6	Accounts payable and accrued expenses	$126.7	$2,449.0	Accounts payable and accrued expenses	$159.6
There was a $7.8 million unrealized fair value gain on cash flow hedging derivative instruments in accumulated other comprehensive income during the three months ended March 31, 2023. There were no material effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive loss during the three months ended March 31, 2022.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the consolidated statements of income (loss) during the three months ended March 31, 2023 or 2022.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income (loss) for the periods indicated:

	Three Months Ended March 31,
		2023	2022
	Location of (Loss) Gain Recognized in Income on Derivative	Amount of Loss (Gain) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$0.1	$(0.5)
The Company recorded swap fee revenues of $0.1 million and $2.0 million for the three months ended March 31, 2023 and March 31, 2022. The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income (loss).

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	March 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap contracts	$42.8	$—	$42.8	$—	$42.8	$—
Mortgage related derivatives	0.3	—	0.3	—	—	0.3
Total derivatives	43.1	—	43.1	—	42.8	0.3
Total assets	$43.1	$—	$43.1	$—	$42.8	$0.3
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$126.6	$—	$126.6	$—	$—	$126.6
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	126.7	—	126.7	—	—	126.7
Repurchase agreements	970.8	—	970.8	—	970.8	—
Total liabilities	$1,097.5	$—	$1,097.5	$—	$970.8	$126.7

	December 31, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$45.1	$—	$45.1	$—	$45.1	$—
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	45.2	—	45.2	—	45.1	0.1
Total assets	$45.2	$—	$45.2	$—	$45.1	$0.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$159.6	$—	$159.6	$—	$—	$159.6
Total derivatives	159.6	—	159.6	—	—	159.6
Repurchase agreements	1,052.9	—	1,052.9	—	1,052.9	—
Total liabilities	$1,212.5	$—	$1,212.5	$—	$1,052.9	$159.6
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of March 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was zero related to these agreements. As of March 31, 2023, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at their termination value.

(9)    Capital Stock
The Company completed the stock repurchase program adopted by the Company’s board of directors in 2022 and the Company’s board of directors has not authorized a stock repurchase program for 2023.
Stock repurchases during the three months ended March 31, 2023 and 2022, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
The Company had 104,382,018 shares and 104,442,023 shares of Class A common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.
(10)    Earnings (loss) per Common Share
Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares determined for the basic earnings per share computation plus the dilutive effects of stock-based compensation using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$56.3	$(33.4)
Weighted average common shares outstanding for basic earnings per share computation	103,737,664	92,855,173
Dilutive effects of stock-based compensation	81,055	—
Weighted average common shares outstanding for diluted earnings per common share computation	103,818,719	92,855,173

Basic earnings (loss) per common share	$0.54	$(0.36)
Diluted earnings (loss) per common share	$0.54	$(0.36)

Anti-dilutive unvested time restricted stock	132,410	55,504
The Company had 330,408 and 537,374 shares of unvested restricted stock as of March 31, 2023 and 2022, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met. As a result of incurring a net loss during the three months ended March 31, 2022, potential common shares of 71,379 were excluded from diluted loss per share because the effect would have been anti-dilutive.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(11)    Regulatory Capital
As of March 31, 2023 and December 31, 2022, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2023 and December 31, 2022 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,899.0	12.63%	$1,836.6	8.00%	$2,410.6	10.50%	$2,295.8	10.00%
FIB	2,740.5	11.96	1,833.0	8.00	2,405.8	10.50	2,291.2	10.00
Tier 1 risk-based capital:
Consolidated	2,415.4	10.52	1,377.5	6.00	1,951.4	8.50	1,836.6	8.00
FIB	2,514.5	10.97	1,374.7	6.00	1,947.5	8.50	1,833.0	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,415.4	10.52	1,033.1	4.50	1,607.1	7.00	1,492.3	6.50
FIB	2,514.5	10.97	1,031.0	4.50	1,603.8	7.00	1,489.3	6.50
Leverage capital ratio:
Consolidated	2,415.4	7.72	1,251.6	4.00	1,251.6	4.00	1,564.5	5.00
FIB	2,514.5	8.05	1,249.8	4.00	1,249.8	4.00	1,562.2	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,875.8	12.48%	$1,843.2	8.00%	$2,419.2	10.50%	$2,304.0	10.00%
FIB	2,713.5	11.80	1,839.6	8.00	2,414.5	10.50	2,299.5	10.00
Tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,382.4	6.00	1,958.4	8.50	1,843.2	8.00
FIB	2,504.1	10.89	1,379.7	6.00	1,954.6	8.50	1,839.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,036.8	4.50	1,612.8	7.00	1,497.6	6.50
FIB	2,504.1	10.89	1,034.8	4.50	1,609.7	7.00	1,494.7	6.50
Leverage capital ratio:
Consolidated	2,408.8	7.75	1,242.9	4.00	1,242.9	4.00	1,553.6	5.00
FIB	2,504.1	8.07	1,241.1	4.00	1,241.1	4.00	1,551.4	5.00
(1) The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.
(2) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis.

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
As of March 31, 2023, the Company had commitments under construction contracts of $6.5 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.8 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2023.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$16.2	$3.8
Provision for credit loss expense	1.6	2.4
Ending balance	$17.8	$6.2

	March 31, 2023	December 31, 2022
Unused credit card lines	$819.8	$827.6
Commitments to extend credit	4,976.5	5,173.3
Standby letters of credit	83.0	93.8
(14)    Other Comprehensive Income (Loss)
The gross amounts of each component of other comprehensive income (loss) and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$78.2	$(252.6)	$19.6	$(62.7)	$58.6	$(189.9)
Reclassification adjustment for net losses included in income	23.4	0.1	5.8	—	17.6	0.1
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	0.2	(1.8)	0.1	(5.4)	0.1
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.4)	(23.0)	(0.1)	(5.7)	(0.3)	(17.3)
Change in net unrealized loss on derivatives	10.0	21.3	2.5	5.3	7.5	16.0
Total other comprehensive income (loss)	$104.0	$(254.0)	$26.0	$(63.0)	$78.0	$(191.0)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2023	December 31, 2022
Net unrealized loss on investment securities available-for-sale	$(400.2)	$(471.0)
Net unrealized loss on investment securities transferred to held-to-maturity	(4.9)	(4.5)
Net unrealized gain (loss) on derivatives	6.0	(1.6)
Net accumulated other comprehensive loss	$(399.1)	$(477.1)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2023 and 2022.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three months ended March 31, 2023 and 2022.
Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:
Investment Debt Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among others. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities.
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
For purposes of potential valuation adjustments to our derivative positions, we evaluate both our credit risk and the credit risk of our counterparties. Accordingly, we have considered factors such as the likelihood of our default and the default of our counterparties, our net exposures and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$223.2	$—	$223.2	$—
State, county, and municipal securities	221.1	—	221.1	—
Obligations of U.S. government agencies	174.1	—	174.1	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	3,858.4	—	3,858.4	—
Private mortgage-backed securities	225.1	—	225.1	—
Collateralized loan obligations	1,113.9	—	1,113.9	—
Corporate securities	233.5	—	233.5	—
Loans held for sale	16.0	—	8.5	7.5
Derivative assets:
Interest rate swap contracts	42.8	—	42.8	—
Interest rate lock commitments	0.3	—	0.3	—
Derivative liabilities:
Interest rate collars	3.9	—	3.9	—
Interest rate swap contracts	122.7	—	122.7	—
Forward loan sale contracts	0.1	—	0.1	—
Deferred compensation plan assets	17.3	—	17.3	—
Deferred compensation plan liabilities	17.3	—	17.3	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$642.7	$—	$642.7	$—
State, county and municipal securities	263.7	—	263.7	—
Obligations of U.S. government agencies	198.9	—	198.9	—
U.S. agencies mortgage-backed securities & collateralized mortgage obligations	4,259.7	—	4,259.7	—
Private mortgage-backed securities	228.0	—	228.0	—
Collateralized loan obligations	1,111.6	—	1,111.6	—
Corporate securities	241.5	—	241.5	—
Loans held for sale	12.4	—	6.9	5.5
Derivative assets:
Interest rate swap contracts	45.1	—	45.1	—
Forward loan sales contracts	0.1	—	0.1	—
Derivative liabilities
Interest rate collars	5.4	—	5.4	—
Interest rate swap contracts	154.2	—	154.2	—
Deferred compensation plan assets	18.7	—	18.7	—
Deferred compensation plan liabilities	18.7	—	18.7	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$59.5	$—	$—	$59.5
Loans held for sale	64.9	—	—	64.9
Other real estate owned	13.4	—	—	13.4
Long-lived assets to be disposed of by sale	5.0	—	—	5.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$39.1	$—	$—	$39.1
Loans held for sale	67.5	—	—	67.5
Other real estate owned	12.7	—	—	12.7
Long-lived assets to be disposed of by sale	5.5	—	—	5.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2023 and December 31, 2022, the Company had collateral-dependent loans with a carrying and fair value of $59.5 million and $39.1 million, respectively.
Loans Held for Sale. Fair value measurements for non-residential mortgage loans held for sale are derived from valuations, appraisals, and quotes or bids from third party investors. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $0.1 million and no material write downs on OREO properties during the three months ended March 31, 2023 and 2022, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.1 million, reduced by write-downs of $0.1 million charged to other expense, and fair values aggregating $5.0 million. As of December 31, 2022, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.7 million, reduced by write-downs of $0.2 million charged to other expense, and fair values aggregating $5.5 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2023	December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$59.5	$39.1	Appraisal	Appraisal adjustment	0%	-	45%	(7%)
Loans held for sale	64.9	67.5	Fair value of collateral	Discount for type of property, age of appraisal, and current status	11%	-	23%	(17%)
Other real estate owned	13.4	12.7	Appraisal	Appraisal adjustment	15%	-	36%	(22%)
Long-lived assets to be disposed of by sale	5.0	5.5	Appraisal	Appraisal adjustment	0%	-	6%	(3%)
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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts that are payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates that are currently offered for deposits that have similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the three-month LIBOR forward curve, the federal funds effective swap rate and cash flows, among other things. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, other borrowed funds, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances that have similar characteristics.
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,080.7	$1,080.7	$1,080.7	$—	$—
Investment debt securities available-for-sale	6,049.3	6,049.3	—	6,049.3	—
Investment debt securities held-to-maturity	3,376.2	3,025.8	—	3,025.8	—
Accrued interest receivable	113.7	113.7	—	113.7	—
Mortgage servicing rights, net	30.1	38.1	—	38.1	—
Loans held for sale	80.9	80.9	—	8.5	72.4
Net loans held for investment	18,019.6	17,585.5	—	17,526.0	59.5
Derivative assets	43.1	43.1	—	43.1	—
Deferred compensation plan assets	17.3	17.3	—	17.3	—
Total financial assets	$28,810.9	$28,034.4	$1,080.7	$26,821.8	$131.9

Financial liabilities:
Total deposits, excluding time deposits	$21,858.1	$21,858.1	$21,858.1	$—	$—
Time deposits	2,248.9	2,198.8	—	2,198.8	—
Securities sold under repurchase agreements	970.8	970.8	—	970.8	—
Other borrowed funds	2,710.0	2,710.0	—	2,710.0	—
Accrued interest payable	26.1	26.1	—	26.1	—
Long-term debt	120.8	114.5	—	114.5	—
Subordinated debentures held by subsidiary trusts	163.1	157.8	—	157.8	—
Derivative liabilities	126.7	126.7	—	126.7	—
Deferred compensation plan liabilities	17.3	17.3	—	17.3	—
Total financial liabilities	$28,241.8	$28,180.1	$21,858.1	$6,322.0	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$870.5	$870.5	$870.5	$—	$—
Investment debt securities available-for-sale	6,946.1	6,946.1	—	6,946.1	—
Investment debt securities held-to-maturity	3,451.8	3,052.2	—	3,052.2	—
Accrued interest receivable	118.3	118.3	—	118.3	—
Mortgage servicing rights, net	31.1	37.4	—	37.4	—
Loans held for sale	79.9	79.9	—	6.9	73.0
Net loans held for investment	17,879.1	17,552.1	—	17,513.0	39.1
Derivative assets	45.2	45.2	—	45.2	—
Deferred compensation plan assets	18.7	18.7	—	18.7	—
Total financial assets	$29,440.7	$28,720.4	$870.5	$27,737.8	$112.1

Financial liabilities:
Total deposits, excluding time deposits	$23,145.2	$23,145.2	$23,145.2	$—	$—
Time deposits	1,928.4	1,876.1	—	1,876.1	—
Securities sold under repurchase agreements	1,052.9	1,052.9	—	1,052.9	—
Other borrowed funds	2,327.0	2,327.0	—	2,327.0	—
Accrued interest payable	14.5	14.5	—	14.5	—
Long-term debt	120.8	116.3	—	116.3	—
Subordinated debentures held by subsidiary trusts	163.1	155.8	—	155.8	—
Derivative liabilities	159.6	159.6	—	159.6	—
Deferred compensation plan liabilities	18.7	18.7	—	18.7	—
Total financial liabilities	$28,930.2	$28,866.1	$23,145.2	$5,720.9	$—

16)    Other Borrowed Funds

At March 31, 2023, the Company had $2,710.0 million in outstanding FHLB borrowings consisting of $850.0 million in fixed rate borrowings with tenors of up to one month and with an average fixed rate of 5.01%, $800.0 million in 2-month fixed rate borrowings with an average fixed rate of 5.11%, and $1,060.0 million in 3-month fixed rate borrowings with an average fixed rate of 5.12%, as compared to $2,327.0 million outstanding borrowings with the FHLB at December 31, 2022. The Company has remaining available lines of credit with the FHLB of approximately $3,678.7 million, subject to collateral availability at March 31, 2023. The borrowings are collateralized by certain loans with an advance equivalent collateral value of $6,388.7 million. As of March 31, 2023 and December 31, 2022, there were no long or short-term advances outstanding with the FHLB. As of March 31, 2023 and December 31, 2022, the Company had no material other borrowed funds.

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
ASU 2021-01, “Reference Rate Reform (Topic 848)” In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform Topic 848, that clarifies certain exceptions that are optional in Topic 848 for contract modifications and hedge accounting and apply those exceptions to derivatives that are affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments in this ASU do not apply to contract modifications made, new hedging relationships entered into, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain exceptions that are optional in which the accounting effects of the hedging activity are recorded through the end of the hedging relationship. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position or results of operations. Based upon the amendments provided in ASU 2022-06 discussed below, ASU 2021-01 can generally be applied through December 31, 2024.
ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” In October 2021, the FASB issued ASU 2021-08, Business Combinations Topic 805, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. The amendments in this ASU became effective for the Company on January 1, 2023 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method” In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging Topic 815, Fair Value Hedging—Portfolio Layer Method that clarifies the accounting for and promotes consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. The amendments allow nonprepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments in this ASU became effective for the Company on January 1, 2023 and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity.
ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings (TDRs) and Vintage Disclosures that eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The amendment also requires an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU became effective for the Company on January 1, 2023 on a prospective basis, and did not have a significant impact on the Company’s consolidated financial statements, results of operations, or liquidity. Prior to the adoption of ASU 2022-02, a TDR occurred when a loan to a borrower experiencing financial difficulty was restructured with a concession provided that a creditor would not otherwise consider. For the Company’s accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, see “Note 1 – Summary of Significant Accounting Policies” in Part IV, Item 15 “Notes to Consolidated Financial Statements” within our Annual Report on Form 10-K for the year ended December 31, 2022. See “Note 6 – Loans Held For Investment” of these Notes to the Unaudited Consolidated Financial Statements” for further details of the amendments in this update.
ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not have a significant impact on the Company’s financial position, results of operations, or liquidity.
ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method that permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand certain information about its investments that generate income tax credits and other income tax benefits from a tax credit program. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The amendments must be applied on either a modified retrospective or a retrospective basis (except for certain LIHTC investments not accounted for using the proportional amortization method). The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position, results of operations, or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(18)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On April 25, 2023, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on May 18, 2023 to shareholders of record as of May 8, 2023.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Non-GAAP Financial Measures
This document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

Fully-Taxable Equivalent Basis
Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. We encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.

Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 307 banking offices, including detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

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
During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures leading to broader industry concerns related to funding and liquidity. Despite these developments, the Company’s liquidity position and balance sheet remains strong. However, in light of these events, the Company took a number of pro-active actions, which included outreach to clients and related balance sheet optimization actions to maximize its funding sources. Furthermore, the Company’s capital continues to exceed all regulatory capital adequacy requirements as of March 31, 2023.
During the second and third quarters of 2022, the Bank’s management invested excess cash into short-term U.S. Treasury and agency securities and mortgage-backed securities. These activities had minimal impact on the duration of the securities portfolio of 3.8 years as of March 31, 2023, compared to 3.7 years as of December 31, 2022, and 3.8 years as of March 31, 2022. The Company’s yield on interest earning assets increased to 4.43% as of March 31, 2023 from 2.89% as of March 31, 2022. The Company’s cost of funds increased to 1.10% during the first quarter of 2023, from 0.64% during the fourth quarter of 2022 primarily due to an increase in the cost of borrowings as a result of higher interest rates on advances from the FHLB in the first quarter of 2023.
In the third quarter of 2022, the Bank began borrowing from the FHLB to offset the outflow of deposits. FHLB advances increased from $0.6 billion as of September 30, 2022 to $2.3 billion as of December 31, 2022 at an average rate of 4.06%, and increased to $2.7 billion during the first quarter of 2023 at an average rate of 4.84%. As of April 28, 2023, the Bank had $4.3 billion in borrowing capacity with the FHLB based on pledged investment security and loan collateral and borrowing capacity of $2.4 billion with the Federal Reserve Bank based on pledged securities. As of March 31, 2023, the Bank had more than sufficient collateral to meet its liquidity needs.

U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, and has since decreased to 5.0% in March 2023. While our operating expenses are affected by general inflation, the asset and liability structure of the Company is largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates can have a more significant impact on a financial institution’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans.
The Federal Reserve has stated its objective of returning inflation to 2% and has been aggressively acting to achieve this goal. In response to sustained inflationary pressures, the Federal Reserve increased short-term interest rates 500 basis points between March 16, 2022 and May 3, 2023. Although the general inflationary pressures are easing, the Federal Reserve has continued to raise interest rates in the first quarter of 2023 and has reduced its ownership of agency mortgage-backed securities and U.S. Treasury securities. With these recent interest rate increases, the short end (up to two years) of the yield curve on U.S. Treasuries has increased, which has resulted in increased returns on our portfolio of investment securities and cash. However, increases in interest rates may have negative impacts on the Company’s funding base, as the Company’s deposits have recently declined, following industry-wide trends, and could potentially diminish our clients’ demand for and their ability to repay loans.
Gross domestic product declined 2.2% during the first half of 2022 and increased 5.8% in the second half of 2022, with the recent advance estimate released for the first quarter of 2023 suggesting growth of 1.1% for the quarter ending March 31, 2023, a decline from 2.6% in the fourth quarter of 2022. It is unclear whether the volatility in the recent economic performance of the U.S. economy from its regular pattern of growth will lead to an economic slowdown, downturn, or recession; any one of these could impact the Company whether it impacts the level of deposits by our clients, whether by causing higher volume of withdrawals or lower volume of deposits, and thus impacting one of our primary lending sources. The credit quality of the Company’s loans may also be impacted as clients weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate various aspects of both our financial condition and our results of operations. We monitor our financial condition and performance and evaluate the levels and trends of the line items included in our consolidated balance sheets, consolidated statements of income (loss), and comprehensive income (loss), as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance and the financial condition and performance of comparable banking institutions in our region and across the nation.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information “Item 1A – Risk Factors” for an update of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as referenced in Note 1 to the unaudited financial statements in this quarterly report. There have been no material changes in our critical accounting estimates and policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, during the quarterly period covered by this quarterly report, except for the adoption of ASU 2022-02. Refer to “Note – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” for further discussion of the adoption.

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
Net income increased $89.7 million to $56.3 million, or $0.54 per share, during the three months ended March 31, 2023, as compared to a net loss of $33.4 million, or $0.36 loss per share, for the same period in 2022. The increase during the quarter ended March 31, 2023 compared to the same period in 2022 was primarily attributable to an increase in net interest income and a reduction in provision for credit losses and acquisition related expenses related to the acquisition of GWB incurred during the three months ended March 31, 2022. This increase was partially offset by the loss on the sale of available-for-sale investment securities and increase in non-interest expenses related to the full quarter of the combined Company during the three months ended March 31, 2023.
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
Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest-earning assets compared to the volume of interest-bearing deposits and indebtedness also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.
For the periods indicated, the following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2023			March 31, 2022
	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate
Interest-earning assets:
Loans (1)	$18,273.6	$237.2	5.26%	$14,460.6	$153.0	4.29%
Investment securities:
Taxable	9,983.4	73.1	2.97	8,026.8	30.6	1.55
Tax-exempt	225.4	0.2	0.36	252.5	0.3	0.48
Investment in FHLB and FRB stock	210.5	3.0	5.78	83.6	0.4	1.94
Interest-bearing deposits in banks	365.7	4.2	4.66	3,263.1	1.7	0.21
Federal funds sold	0.8	—	—	0.1	—	—
Total interest-earning assets	$29,059.4	$317.7	4.43%	$26,086.7	$186.0	2.89%
Non-interest-earning assets	2,951.5			2,408.4
Total assets	$32,010.9			$28,495.1
Interest-bearing liabilities:
Demand deposits	$6,973.4	$8.7	0.51%	$6,901.8	$0.9	0.05%
Savings deposits	8,406.9	22.8	1.10	8,332.7	1.1	0.05
Time deposits	2,055.3	8.8	1.74	1,397.2	1.0	0.29
Repurchase agreements	1,005.8	1.1	0.44	1,077.0	0.3	0.11
Other borrowed funds	2,615.2	31.2	4.84	—	—	—
Long-term debt	120.8	1.5	5.04	127.5	1.7	5.41
Subordinated debentures held by subsidiary trusts	163.1	2.9	7.21	136.9	1.0	2.96
Total interest-bearing liabilities	$21,340.5	$77.0	1.46%	$17,973.1	$6.0	0.14%
Non-interest-bearing deposits	7,064.9			7,211.4
Other non-interest-bearing liabilities	458.5			260.5
Stockholders’ equity	3,147.0			3,050.1
Total liabilities and stockholders’ equity	$32,010.9			$28,495.1
Net FTE interest income (non-GAAP)		$240.7			$180.0
Less FTE adjustments (2)		(1.8)			(1.6)
Net interest income from consolidated statements of income (loss)		$238.9			$178.4
Interest rate spread			2.97%			2.75%
Net FTE interest margin (non-GAAP) (3)			3.36			2.80
Purchase accounting accretion (non-GAAP)		$(5.2)			$(7.6)
PPP income (non-GAAP)		—			(2.8)
Adjusted net FTE interest income (non-GAAP)		235.5			169.6
Average PPP loans	$(3.8)			$(91.6)
Adjusted interest-earning assets (non-GAAP)	29,055.6			25,995.1
Adjusted net FTE interest margin (non-GAAP)			3.29%			2.65%

Cost of funds, including non-interest-bearing demand deposits (5)			1.10			0.10

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs of $0.9 million and $3.5 million at March 31, 2023 and March 31, 2022, respectively.

(2) On an FTE basis utilizing a 21.00% and 26.25% tax rate for 2023 and 2022, respectively.
(3) Net FTE interest margin during the period equals (i) the difference between annualized interest income on interest-earning assets and the annualized interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(4) Adjusted net FTE interest margin during the period equals (i) annualized interest income on interest-earning assets less purchase accounting accretion, PPP income, and the annualized interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(5) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.

Net interest income increased $60.5 million, or 33.9%, to $238.9 million during the three months ended March 31, 2023, as compared to $178.4 million for the same period in 2022. The increase is a result of the growth in average-earning assets, reflecting a full quarter of the GWB acquisition, and higher yields on all interest-earning assets, which was partially offset by higher interest expense.
Net interest income included interest accretion related to the fair valuation of acquired loans of $5.2 million during the three months ended March 31, 2023, compared to interest accretion of $7.6 million during the three months ended March 31, 2022.

Our net FTE interest margin ratio, a non-GAAP financial measure, increased 56 basis points to 3.36% for the three months ended March 31, 2023, as compared to 2.80% for the same period in 2022. Exclusive of the impact of interest accretion on acquired loans and PPP loan income, our net FTE interest margin ratio, a non-GAAP financial measure, was 3.29% during the three months ended March 31, 2023, as compared to 2.65% for the same period in 2022, or a 64-basis point increase. The increase in the net interest margin ratios during the three months ended March 31, 2023, as compared to the same period in 2022 was primarily the result of the shift in the mix of earning assets toward loans and loan yields increasing at a faster pace than interest-bearing deposit costs, which offset the increased reliance on other borrowed funds.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three month periods ended March 31, 2023 and 2022. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2023 compared with Three Months Ended March 31, 2022
	Volume	Rate	Net
Interest earning assets:
Loans (1)	$40.3	$43.9	$84.2
Investment securities (1)	7.2	35.2	42.4
Investment in FHLB and FRB stock	0.6	2.0	2.6
Interest bearing deposits in banks	(1.5)	4.0	2.5
Total change	46.6	85.1	131.7
Interest bearing liabilities:
Demand deposits	—	7.8	7.8
Savings deposits	—	21.7	21.7
Time deposits	0.5	7.3	7.8
Repurchase agreements	—	0.8	0.8
Other borrowed funds	—	31.2	31.2
Long-term debt	(0.1)	(0.1)	(0.2)
Subordinated debentures held by subsidiary trusts	0.2	1.7	1.9
Total change	0.6	70.4	71.0
Increase in FTE net interest income (1)	$46.0	$14.7	$60.7
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

Provision for Credit Losses
The Company had a $15.2 million provision for credit losses during the three months ended March 31, 2023, as compared to a $61.3 million during same period in 2022. The provision incorporated the impact of net charge-offs of $6.2 million, or an annualized 0.14% of average loans outstanding, for the first quarter of 2023, compared to $16.7 million, or an annualized 0.47% of average loans outstanding during the same period in 2022. The provision during the three months ended March 31, 2023 includes a provision for loans held for investment of $12.2 million, provision for unfunded commitments of $1.6 million, and a net provision for investment securities of $1.4 million. This compares to a provision of $68.3 million related to acquired non-PCD loans, $2.1 million related to the acquired unfunded commitments, $1.6 million related to the held-to-maturity securities, and a net provision reversal of $10.7 million related to the legacy loan portfolio during the same period in 2022.

For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.
Non-interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the periods indicated:

Non-interest income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2023	2022
Payment services revenues	$18.7	$14.8	$3.9	26.4%
Mortgage banking revenues	2.3	8.4	(6.1)	(72.6)
Wealth management revenues	9.0	8.1	0.9	11.1
Service charges on deposit accounts	5.2	7.7	(2.5)	(32.5)
Other service charges, commissions and fees	2.4	4.3	(1.9)	(44.2)
Investment securities losses, net	(23.4)	(0.1)	(23.3)	NM
Other income	2.2	5.6	(3.4)	(60.7)
Total non-interest income	$16.4	$48.8	$(32.4)	(66.4)%
Total non-interest income decreased $32.4 million for the three months ended March 31, 2023, as compared to the same period in 2022. Significant components of this fluctuation is discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues increased $3.9 million during the three months ended March 31, 2023, as compared to the same period in 2022, mainly the result of a full quarter associated with the acquisition of GWB during the three months ended March 31, 2023, reflecting higher credit and debit card volume.
Mortgage banking revenues include gains on residential real estate loans sold, net mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $6.1 million during the three months ended March 31, 2023 compared to the same period in 2022. There was no mortgage servicing rights impairments or recoveries of mortgage servicing rights impairment during the three months ended March 31, 2023, compared to a $3.4 million recovery of mortgage servicing rights impairment during the same period in 2022. Excluding the 2022 impairment recovery, mortgage banking revenues decreased $2.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in mortgage banking revenues was driven by a decline in home loan production volume, largely as a result of higher interest rates during the three months ended March 31, 2023, and tighter gain-on-sale spreads.
Service charges on deposit accounts are primarily driven by service fees and overdraft charges on deposit accounts. Service charges on deposit accounts decreased $2.5 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the company’s discontinuance of assessing non-sufficient fund fees and a reduction of overdraft fees in 2022.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees decreased $1.9 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to decreased swap fee revenues earned on derivative interest rate swap contracts offered to clients during the three months ended March 31, 2023.
Investment securities losses, net includes realized gains and losses associated with the sales of investment securities. Investment securities losses, net increased $23.3 million during the three months ended March 31, 2023 compared to the same period in 2022, due to the disposition of available-for-sale investment securities during the first quarter of 2023. The Company sold $853.0 million in carrying value of available-for-sale investment securities, with proceeds primarily to be used to reduce our short-term borrowings early in the second quarter of 2023.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income decreased $3.4 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $1.9 million reduction in the fair value of loans held for sale in 2023 and a gain of $1.4 million realized on the extinguishment of debt during 2022.
Non-interest Expense
Non-interest expense decreased $41.4 million during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was the result of acquisition expenses incurred during the three months ended March 31, 2022 related to the GWB acquisition, partially offset by increased expenses as a result of a full quarter of combined operations, post-GWB acquisition. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
The following table presents the composition of our non-interest expense as of the periods indicated:

Non-interest expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2023	2022
Salaries and wages	$65.6	$60.0	$5.6	9.3%
Employee benefits	22.8	21.2	1.6	7.5
Outsourced technology services	14.7	11.3	3.4	30.1
Occupancy, net	12.5	10.0	2.5	25.0
Furniture and equipment	5.9	5.4	0.5	9.3
OREO expense, net of income	0.2	0.1	0.1	100.0
Professional fees	4.5	3.9	0.6	15.4
FDIC insurance premiums	5.7	3.3	2.4	72.7
Other intangibles amortization	4.0	3.6	0.4	11.1
Other expenses	29.9	23.2	6.7	28.9
Acquisition related expenses	—	65.2	(65.2)	(100.0)
Total non-interest expense	$165.8	$207.2	$(41.4)	(20.0)%
The increases in salaries and wages, employee benefits, outsourced technology services, and occupancy, net, during the three month period ended March 31, 2023, as compared to the same period in 2022 are primarily due to a full quarter of expenses as a result of additional employee costs, technology and operating expenses, and occupancy costs as a result of the GWB acquisition.
FDIC insurance premiums increased $2.4 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to the incremental two basis point assessment fee imposed by the FDIC which began in the first quarter of 2023.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $6.7 million during the three months ended March 31, 2023 compared to the same period in 2022, mainly attributable to the GWB acquisition and increases in fraud losses.
Income Tax Expense (Benefit)
Our effective tax rate was 24.2% for the three months ended March 31, 2023 compared to 19.1% for the three months ended March 31, 2022. The change in effective tax rate, which is reflected as a tax expense for the three months ended March 31, 2023 and tax benefit for the three months ended March 31, 2022, is primarily as a result of net income during the 2023 period as compared to a net loss during the same period in 2022, an increase in state income tax, and a decrease in tax credits realized net of amortization. The net loss in 2022 is a result of acquisition related expenses for the GWB acquisition.

Financial Condition
Total Assets
Total assets decreased $650.1 million, or 2.0%, to $31,637.7 million as of March 31, 2023, from $32,287.8 million as of December 31, 2022, primarily due to a decrease in investment securities. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022.
Investment Securities
We manage our investment portfolio primarily as a source of liquidity. In doing so, we seek to obtain the highest yield possible within our risk tolerance and liquidity guidelines, while satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities decreased $972.4 million, or 9.4%, to $9,425.5 million, or 29.8% of total assets, as of March 31, 2023, from $10,397.9 million, or 32.2% of total assets, as of December 31, 2022. The decrease in the current quarter was the result of the disposition of investment securities with the proceeds primarily to be used to reduce other borrowed funds early in the second quarter of 2023.
Due to the recent banking industry’s significant volatility with multiple high-profile bank failures leading to broader industry concerns related to funding and liquidity, the Company reviewed our investment portfolio and transferred certain corporate debt securities classified as held-to-maturity with an amortized cost of $23.0 million and an estimated fair value of $13.2 million to the available-for-sale category classification on March 13, 2023, under ASC 320. The transfer of debt securities into available-for-sale categories were recorded at fair value on the date of transfer. No gains or losses were recorded at the time of transfer, however, certain securities were subsequently sold during the first quarter of 2023, with the resulting loss reflected in the consolidated statements of income (loss) within the investment securities losses, net line item. The transferred securities had an allowance for credit losses of $0.8 million at the time of transfer. Additionally, transferred securities that were retained in the available-for-sale securities portfolio at March 31, 2023 were included in the assessment of the allowance for credit losses for investment securities.
As of March 31, 2023, the estimated duration of our investment portfolio was 3.8 years, as compared to 3.7 years as of December 31, 2022.
As of March 31, 2023 and December 31, 2022, we had $6,766.2 million and $2,620.8 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. At March 31, 2023 and December 31, 2022, the Company had an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $1.9 million, respectively, and an allowance for credit losses on available-for-sale corporate securities of $2.6 million and zero, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $146.5 million as of March 31, 2023 as compared to December 31, 2022.

The following table presents the composition and comparison of loans held for investment for the periods indicated:

	March 31, 2023	December 31, 2022	$ Change	% Change
Real estate loans:
Commercial	$8,680.8	$8,528.6	$152.2	1.8%
Construction loans:
Land acquisition & development	368.5	386.2	(17.7)	(4.6)
Residential	471.4	516.2	(44.8)	(8.7)
Commercial	1,053.1	1,042.0	11.1	1.1
Total construction loans	1,893.0	1,944.4	(51.4)	(2.6)
Residential	2,191.1	2,188.3	2.8	0.1
Agricultural	769.7	794.9	(25.2)	(3.2)
Total real estate loans	13,534.6	13,456.2	78.4	0.6
Consumer loans:
Indirect	817.3	829.7	(12.4)	(1.5)
Direct and advance lines	146.9	152.9	(6.0)	(3.9)
Credit card	71.5	75.9	(4.4)	(5.8)
Total consumer loans	1,035.7	1,058.5	(22.8)	(2.2)
Commercial	3,028.0	2,882.6	145.4	5.0
Agricultural	660.4	708.3	(47.9)	(6.8)
Other, including overdrafts	1.6	9.2	(7.6)	(82.6)
Deferred loan fees and costs	(14.6)	(15.6)	1.0	(6.4)
Loans held for investment, net of deferred loan fees and costs	$18,245.7	$18,099.2	$146.5	0.8%
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $21.6 million, or 36.5%, to $80.8 million, as of March 31, 2023, from $59.2 million as of December 31, 2022, primarily due to commercial construction loans and commercial real estate loans.
Accruing loans past due 90 days or more was $4.5 million as of March 31, 2023, a decrease of $1.9 million, or 29.7%, from $6.4 million as of December 31, 2022.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $0.7 million, or 5.5%, to $13.4 million as of March 31, 2023, from $12.7 million as of December 31, 2022.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Non-performing loans:
Non-accrual loans	$80.8	$59.2	$118.9
Accruing loans past due 90 days or more	4.5	6.4	2.7
Total non-performing loans	85.3	65.6	121.6
OREO	13.4	12.7	17.5
Total non-performing assets	$98.7	$78.3	$139.1

Non-accrual loans to loans held for investment	0.44%	0.33%	0.70%
Non-performing loans to loans held for investment	0.47	0.36	0.72
Non-performing assets to loans held for investment and OREO	0.54	0.43	0.82
Non-performing assets to total assets	0.31	0.24	0.42
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2023	Percent of Total	December 31, 2022	Percent of Total
Real estate:
Commercial	$28.4	33.2%	$20.7	31.5%
Construction:
Land acquisition and development	0.7	0.8	4.3	6.6
Residential	0.5	0.6	—	—
Commercial	17.8	20.9	—	—
Total construction	19.0	22.3	4.3	6.6
Residential	7.4	8.7	7.6	11.6
Agricultural	6.2	7.3	7.6	11.6
Total real estate	61.0	71.5	40.2	61.3
Consumer	4.0	4.7	4.3	6.6
Commercial	14.7	17.1	12.3	18.7
Agricultural	5.6	6.6	8.8	13.4
Total non-performing loans	$85.3	100.0%	$65.6	100.0%
Allowance for Credit Losses
The Company performs a quarterly assessment of the appropriateness of its allowance for credit losses in accordance with GAAP. The methodology used to assess the appropriateness is consistently applied to the Company’s portfolio of loans held for investment. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined over the life of the loans. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of current and forecasted economic conditions on certain historical loan loss rates.
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
As part of the qualitative adjustments, the Company considers future economic conditions over the one-year forecast period. There are 10 economic factors that are considered in our assessment which are compared against the Moody’s Analytics economic scenarios. The outcome of this analysis adjusts the one-year forecasted expectations which are incorporated into the qualitative adjustments. Other qualitative factors, including changes in loan and lending policies, underwriting standards and personnel, and assessments of portfolio loan quality, among others, are also considered. During the period ending March 31, 2023, there were no changes to economic or other qualitative factors. Results were reflective of loan growth and modest credit migration.
Based on the assessment of the appropriateness of the allowance for credit losses, the Company records provisions for credit losses to maintain the allowance for credit losses at appropriate levels.
Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An allowance for credit loss is recorded for the expected credit losses over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense using the same methodology as other loans held for investment.
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

If a collateral-dependent loan is adequately collateralized, a specific valuation allowance for credit losses is not recorded. As such, significant changes in collateral-dependent and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the allowance for credit losses. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the allowance for credit losses or changes in non-performing or collateral dependent loans due to timing differences among the initial identification of a collateral-dependent loan, recording of a specific valuation allowance for collateral-dependent loans, and any resulting charge-off of uncollectible principal.
Our allowance for credit losses on loans was $226.1 million, or 1.24% of loans held for investment as of March 31, 2023 compared to $220.1 million, or 1.22% of loans held for investment, as of December 31, 2022. The increase in the percentage from December 31, 2022 is primarily a result of loan growth and credit migration.
Although we have established our allowance for credit losses in accordance with GAAP in the United States and we believe that the allowance for credit losses is appropriate to provide for known and expected losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
Allowance for credit losses on loans:
Beginning balance	$220.1	$213.0	$122.3
Provisional ACL recorded on PCD loans	—	—	84.3
Provision for (reversal of) credit losses	12.2	8.2	57.3
Charge offs:
Real estate
Commercial	4.3	0.8	5.1
Construction	—	(0.1)	2.7
Residential	0.5	0.1	0.1
Agricultural	—	—	0.1
Consumer	3.4	2.6	2.3
Commercial	0.7	1.8	4.3
Agricultural	—	—	5.3
Total charge-offs	8.9	5.2	19.9
Recoveries:
Real estate
Commercial	0.1	0.5	—
Construction	—	0.2	0.1
Residential	—	0.1	0.2
Agricultural	0.1	0.3	—
Consumer	1.2	1.0	1.4
Commercial	1.0	0.4	0.4
Agricultural	0.3	1.6	1.1
Total recoveries	2.7	4.1	3.2
Net charge-offs	6.2	1.1	16.7
Ending balance	$226.1	$220.1	$247.2

Allowance for off-balance sheet credit losses:
Beginning balance	$16.2	$9.7	$3.8
Provision for credit losses	1.6	6.5	2.4
Ending balance	$17.8	$16.2	$6.2

Allowance for credit losses on investment securities:
Beginning balance	$1.9	$1.9	$—
Provision for available-for-sale credit losses	2.6	—	—
Reversal of held-to-maturity credit losses	(1.2)	—	1.6
Ending balance	$3.3	$1.9	$1.6

Total allowance for credit losses	$247.2	$238.2	$255.0
Total provision for (reversal of) credit losses	15.2	14.7	61.3
Loans held for investment	18,245.7	18,099.2	16,945.0
Average loans	18,273.6	17,920.5	14,460.6
Net loans charged-off to average loans, annualized	0.14%	0.02%	0.47%
Allowance to non-accrual loans	279.83	371.79	207.91
Allowance to loans held for investment	1.24	1.22	1.46

Deferred Tax Asset
As of March 31, 2023, we had a net deferred tax asset of $173.2 million, as compared to $210.5 million as of December 31, 2022, primarily as a result of decreases in our mark-to-market losses on investment securities and a reduction in accrued compensation incentives.

Total Liabilities
Total liabilities decreased $736.6 million, or 2.5%, to $28,477.4 million as of March 31, 2023, from $29,214.0 million as of December 31, 2022, primarily due to a decrease in deposits, partially offset by an increase in other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $966.6 million, or 3.9%, to $24,107.0 million as of March 31, 2023, from $25,073.6 million as of December 31, 2022, primarily due to a decrease in business-related non-interest-bearing balances and interest-bearing demand and savings deposits, partially offset by increases in time deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2023	Percent of Total	December 31, 2022	Percent of Total
Non-interest-bearing demand	$6,861.1	28.5%	$7,560.0	30.2%
Interest bearing:
Demand	6,714.1	27.8	7,205.9	28.7
Savings	8,282.9	34.4	8,379.3	33.4
Time, $250k and over	526.5	2.2	438.0	1.8
Time, other (1)	1,722.4	7.1	1,490.4	5.9
Total interest-bearing	17,245.9	71.5	17,513.6	69.8
Total deposits	$24,107.0	100.0%	$25,073.6	100.0%

(1)Included in “Time, other” are Certificate of Deposit Account Registry Service, or CDARS, deposits of $29.7 million and $36.6 million as of March 31, 2023 and December 31, 2022, respectively.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of our client’s business. Securities sold under repurchase agreement balances decreased $82.1 million, or 7.8%, to $970.8 million as of March 31, 2023, from $1,052.9 million as of December 31, 2022.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses decreased $84.1 million, or 18.9%, to $361.8 million as of March 31, 2023, from $445.9 million as of December 31, 2022, primarily attributable to decreases in derivative liabilities of $32.9 million and accrued salaries and wages of $44.6 million.
Other Borrowed Funds
Other borrowed funds increased $383.0 million as of March 31, 2023 compared to December 31, 2022, primarily due to the Company’s borrowing with the FHLB during the first quarter of 2023.
Capital Resources and Liquidity Management
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $86.5 million, or 2.8%, to $3,160.3 million as of March 31, 2023, from $3,073.8 million as of December 31, 2022, due to the retention of earnings and other comprehensive income, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants and cash dividends paid.

On April 25, 2023, the Company’s board of directors declared a dividend of $0.47 per common share, payable on May 18, 2023, to common stockholders of record as of May 8, 2023. The dividend equates to a 5.3% annual yield based on the $35.20 average closing pricing of the Company’s common stock during the first quarter of 2023.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2023 and December 31, 2022, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, Federal Reserve’s Bank Term Funding Program, and the issuance of preferred or common securities.
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
For the three months ended March 31, 2023, net cash provided by operating activities was $57.7 million, net cash provided by investing activities was $868.3 million and net cash used in financing activities was $715.8 million. A major use of cash was a $966.6 million decrease in deposits and an extension of credit to clients of $152.8 million. A major source of cash included $987.3 million from maturity, calls, principal pay downs, and sales of available-for-sale securities in addition to an increase of $383.0 million of other borrowed funds. Total cash and cash equivalents were $1,080.7 million as of March 31, 2023, compared to $870.5 million as of December 31, 2022 and $3,811.3 million as of March 31, 2022. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1.     For additional information regarding our deposits, see “Financial Condition – Deposits,” include in Part I, Item 2.
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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Based on the changes in interest rates and the composition of the Company’s balance sheet subsequent to December 31, 2022, the following update of the Company’s assessment of market risk as of March 31, 2023 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023, our income simulation model predicted net interest income would decrease by 0.37% on an immediate upward 100 basis point parallel shock over the following twelve months, assuming a static balance sheet, which was lower than the previous increase of 0.17% as of December 31, 2022, and increase 1.76% on an immediate downward 100 basis point parallel shock. Assuming a 2.0% gradual increase in interest rates during each of the next four consecutive quarters, net interest income would decrease 0.93%, which was lower than the previous decrease of 0.28% at December 31, 2022.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2023, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 during the period covered by this quarterly report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2023.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our Class A common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2023.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	—
February 1, 2023 to February 28, 2023	18,403	36.99	—	—
March 1, 2023 to March 31, 2023	36,677	31.42	—	—
Total	55,080	$33.28	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Information Required by Item 407(c)(3) of Regulation S-K. As previously disclosed, the Company’s board of directors, based in part upon the recommendation of the Governance and Nominating Committee of the Company’s board of directors, in connection with a review of the registrant’s Fourth Amended and Restated Bylaws, as amended (the “Bylaws”), adopted a Second Amendment to the Bylaws (the “Second Amendment”), effective as of March 10, 2023. Among other things, the Second Amendment enhanced the procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and submissions of shareholder proposals (other than shareholder proposals to be included in the Company’s proxy statement for an annual meeting of shareholders pursuant to Rule 14a-8 under the Exchange Act) made in connection with an annual or a special meeting of shareholders, including by:
•amends Section 2.14(a)(ii) of the Bylaws to permit stockholders to submit proposals (including director nominations) at any annual meeting of stockholders if advance notice thereof has been timely provided in proper written form to the secretary of the Company not less than 90 nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. However, if the annual meeting of stockholders is changed by more than 30 days before or after such anniversary date, different timing provisions will apply as set forth in the Bylaws; and
•amends Section 2.14(a)(iii)(1) of the Bylaws to require a stockholder’s notice of nomination of a person for election as a director to include, among many other requirements set forth in the Bylaws, such stockholder’s name and address and the number and class of all shares beneficially owned by such stockholder, the name of the person to be nominated, the number and class of all shares of each class of stock of the Company beneficially owned by such person, and such person’s signed consent to serve as a director of the Company, if elected; and
•amends Section 2.14(d)(ii) to require that proposed nominees to the Company’s board of directors be available for interviews with the Board or a committee of the Board.
Pursuant to the Second Amendment, if a stockholder wishes to submit a proposal (including a director nomination) at the 2024 annual meeting of stockholders otherwise than for inclusion in next year’s proxy materials, a stockholder must do so not later than 5:00 p.m., local time, on February 24, 20241, nor earlier than 8:00 a.m. local time on January 25, 20242. However, if the date of our 2024 annual meeting of stockholders is not held between April 24, 2024 and June 23, 20243, to be timely, notice by the stockholder must be received no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than the 10th day following the day on which public announcement of the date of the 2024 annual meeting of stockholders was first made by the Company.

1 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders
2 120th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders
3 30 days before and after the first anniversary of the preceding year’s (2023) annual meeting

Item 6.    Exhibits

Exhibit Number	Description

3.1
Second Amendment to the Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 16, 2023)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications.

101.INS*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 5, 2023	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 5, 2023	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer