Form 10-Q
period 2023-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2023-11-03
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 31, 2023 – Common stock	104,997,866

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$371.5	$349.2
Interest bearing deposits in banks	219.5	521.2
Federal funds sold	2.1	0.1
Total cash and cash equivalents	593.1	870.5
Investment securities:
Available-for-sale, net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022 (amortized cost of $6,290.2 at September 30, 2023 and $7,573.5 at December 31, 2022)	5,627.7	6,946.1
Held-to-maturity, net of allowance for credit losses of $0.8 at September 30, 2023 and $1.9 at December 31, 2022 (estimated fair values of $2,796.1 at September 30, 2023 and $3,052.2 at December 31, 2022)	3,259.5	3,451.8
Total investment securities	8,887.2	10,397.9
FHLB and FRB stock, at cost	189.5	198.6
Loans held for sale	59.1	79.9
Loans held for investment, net of deferred fees and costs	18,213.3	18,099.2
Allowance for credit losses	(226.7)	(220.1)
Net loans held for investment	17,986.6	17,879.1
Goodwill	1,100.9	1,100.9
Company-owned life insurance	500.8	497.9
Premises and equipment, net of accumulated depreciation	446.3	444.7
Other intangibles, net of accumulated amortization	85.2	97.0
Accrued interest receivable	129.2	118.3
Mortgage servicing rights, net of accumulated amortization and impairment reserve	29.1	31.1
Other real estate owned	11.6	12.7
Deferred tax asset, net	215.3	210.5
Other assets	306.9	348.7
Total assets	$30,540.8	$32,287.8
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$6,402.6	$7,560.0
Interest bearing	17,276.9	17,513.6
Total deposits	23,679.5	25,073.6
Securities sold under repurchase agreements	889.5	1,052.9
Accounts payable and accrued expenses	452.9	445.9
Accrued interest payable	63.7	14.5
Long-term debt	120.8	120.8
Other borrowed funds	2,067.0	2,327.0
Allowance for credit losses on off-balance sheet credit exposures	18.8	16.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	27,455.3	29,214.0
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized; 105,011,371 and 104,442,023 shares were issued and outstanding at September 30, 2023 and December 31, 2022	2,484.9	2,478.2
Retained earnings	1,122.3	1,072.7
Accumulated other comprehensive loss, net	(521.7)	(477.1)
Total stockholders’ equity	3,085.5	3,073.8
Total liabilities and stockholders’ equity	$30,540.8	$32,287.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$249.9	$218.3	$727.1	$561.7
Interest and dividends on investment securities:
Taxable	66.0	64.3	203.3	142.4
Exempt from federal taxes	0.8	1.4	3.5	4.1
Interest and dividends on FHLB and FRB stock	2.9	1.3	9.3	2.8
Interest on deposits in banks	3.0	1.4	12.6	6.5
Total interest income	322.6	286.7	955.8	717.5
Interest expense:
Interest on deposits	68.8	13.3	162.7	20.6
Interest on securities sold under repurchase agreements	1.7	0.8	4.3	1.4
Interest on other borrowed funds	33.6	2.4	104.1	2.4
Interest on long-term debt	1.5	1.5	4.4	4.6
Interest on subordinated debentures held by subsidiary trusts	3.3	1.9	9.3	4.3
Total interest expense	108.9	19.9	284.8	33.3
Net interest income	213.7	266.8	671.0	684.2
(Reduction of) provision for credit losses	(0.1)	8.4	26.8	68.0
Net interest income after provision for credit losses	213.8	258.4	644.2	616.2
Non-interest income:
Payment services revenues	19.2	20.4	58.0	54.7
Mortgage banking revenues	2.0	2.7	6.9	16.1
Wealth management revenues	8.7	8.5	26.5	25.9
Service charges on deposit accounts	6.0	5.7	17.0	19.7
Other service charges, commissions, and fees	2.2	4.7	7.0	12.6
Investment securities losses, net	—	(24.2)	(23.5)	(24.4)
Other income	3.9	5.1	10.6	17.0
Total non-interest income	42.0	22.9	102.5	121.6
Non-interest expense:
Salaries and wages	65.4	71.9	199.1	206.7
Employee benefits	19.7	19.6	61.8	60.2
Outsourced technology services	14.5	15.9	44.5	40.0
Occupancy, net	11.7	11.3	35.9	32.5
Furniture and equipment	5.3	5.8	16.8	17.0
OREO expense, net of income	0.5	—	1.3	0.1
Professional fees	5.1	5.1	14.9	14.5
FDIC insurance premiums	5.0	4.1	15.4	10.2
Other intangibles amortization	3.9	4.1	11.8	11.8
Other expenses	30.0	31.4	89.3	82.7
Acquisition related expenses	—	4.0	—	115.0
Total non-interest expense	161.1	173.2	490.8	590.7
Income before income tax	94.7	108.1	255.9	147.1
Provision for income tax	22.0	22.4	59.9	30.7
Net income	$72.7	$85.7	$196.0	$116.4

Earnings per common share (Basic)	$0.70	$0.80	$1.89	$1.13
Earnings per common share (Diluted)	$0.70	$0.80	$1.89	$1.13
Weighted average common shares outstanding (Basic)	103,822,311	106,525,974	103,793,851	102,879,422
Weighted average common shares outstanding (Diluted)	103,826,427	106,589,699	103,824,276	102,935,360
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$72.7	$85.7	$196.0	$116.4
Other comprehensive income (loss), before tax:
Investment securities available-for sale:
Change in net unrealized losses during the period	(72.1)	(236.4)	(51.4)	(650.6)
Reclassification adjustment for net losses included in income	—	24.2	23.5	24.4
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	(7.2)	0.2
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.3)	(1.7)	(1.1)	(25.6)
Change in unrealized gain on derivatives	(11.0)	(15.9)	(23.1)	(9.6)
Other comprehensive loss, before tax	(83.4)	(229.8)	(59.3)	(661.2)
Deferred tax benefit related to other comprehensive loss	20.7	51.9	14.7	164.5
Other comprehensive loss, net of tax	(62.7)	(177.9)	(44.6)	(496.7)
Comprehensive income (loss), net of tax	$10.0	$(92.2)	$151.4	$(380.3)
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2023	$2,481.3	$1,098.8	$(459.0)	$3,121.1
Net income	—	72.7	—	72.7
Other comprehensive loss, net of tax expense	—	—	(62.7)	(62.7)
Common stock transactions:
494 common shares purchased and retired	—	—	—	—
12,663 non-vested common shares issued	—	—	—	—
21,481 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.6	—	—	3.6
Common stock cash dividends declared ($0.47 per share)	—	(49.2)	—	(49.2)
Balance at September 30, 2023	$2,484.9	$1,122.3	$(521.7)	$3,085.5

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2022	$2,607.9	$993.8	$(329.8)	$3,271.9
Net income	—	85.7	—	85.7
Other comprehensive loss, net of tax expense	—	—	(177.9)	(177.9)
Common stock transactions:
3,280,042 common shares purchased and retired	(133.0)	—	—	(133.0)
251 non-vested common shares issued	—	—	—	—
27,443 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.5	—	—	2.5
Common stock cash dividends declared ($0.41 per share)	—	(43.7)	—	(43.7)
Balance at September 30, 2022	$2,477.4	$1,035.8	$(507.7)	$3,005.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	196.0	—	196.0
Other comprehensive loss, net of tax expense	—	—	(44.6)	(44.6)
Common stock transactions:
55,922 common shares purchased and retired	(1.9)	—	—	(1.9)
683,574 non-vested common shares issued	—	—	—	—
58,304 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	8.6	—	—	8.6
Common cash dividends declared ($1.41 per share)	—	(146.4)	—	(146.4)
Balance at September 30, 2023	$2,484.9	$1,122.3	$(521.7)	$3,085.5

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net income	—	116.4	—	116.4
Other comprehensive loss, net of tax expense	—	—	(496.7)	(496.7)
Common stock transactions:
5,039,784 common shares purchased and retired	(198.9)	—	—	(198.9)
46,913,370 common shares issued	1,722.5	—	—	1,722.5
453,690 non-vested common shares issued	—	—	—	—
94,735 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	8.7	—	—	8.7
Common cash dividends declared ($1.23 per share)	—	(133.2)	—	(133.2)
Balance at September 30, 2022	$2,477.4	$1,035.8	$(507.7)	$3,005.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$196.0	$116.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26.8	68.0
Net gain on disposal of premises and equipment	(1.7)	(2.3)
Depreciation and amortization	40.5	41.4
Net premium amortization on investment securities	1.7	16.7
Net loss on investment securities transactions	23.5	24.4
Realized and unrealized net gains on mortgage banking activities	(2.3)	(8.1)
Net gain on sale of OREO	(0.1)	(0.4)
Write-downs of OREO and other assets pending disposal	1.1	0.2
Net gain on extinguishment of debt	—	(1.4)
Mortgage servicing rights recovery	—	(3.4)
Deferred taxes	9.9	(4.8)
Net increase in cash surrender value of company-owned life insurance	(8.1)	(7.6)
Stock-based compensation expense	8.6	8.7
Originations of mortgage loans held for sale	(250.8)	(369.5)
Proceeds from sales of mortgage loans held for sale	255.9	387.2
Changes in operating assets and liabilities:
Increase in interest receivable	(10.9)	(25.9)
Decrease (increase) in other assets	38.5	(14.9)
Increase in accrued interest payable	49.2	1.3
(Decrease) increase in accounts payable and accrued expenses	(19.1)	212.6
Net cash provided by operating activities	358.7	438.6
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	—	(1,316.0)
Available-for-sale	—	(2,521.2)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	174.0	304.8
Available-for-sale	1,276.3	1,753.6
Purchases of FHLB and FRB stock	(187.3)	(115.8)
Proceeds from FHLB and FRB stock	196.4	53.3
Proceeds from bank-owned life insurance settlements	5.2	—
Extensions of credit to clients, net of repayments	(128.7)	(465.6)
Recoveries of loans charged-off	10.6	10.8
Proceeds from sale of OREO	2.6	2.0
Proceeds from the sale of Health Savings Accounts	—	1.4
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	2,006.9
Capital expenditures, net of sales	(19.4)	(27.2)
Net cash provided by (used in) investing activities	$1,329.7	$(313.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net decrease in deposits	$(1,394.1)	$(2,072.8)
Net (decrease) increase in securities sold under repurchase agreements	(163.4)	51.6
Net (decrease) increase in other borrowed funds	(260.0)	625.0
Repayments of long-term debt	(0.1)	(164.0)
Advances on long-term debt	—	14.4
Payment of stock issuance costs	—	(0.8)
Proceeds from issuance of common stock	—	0.1
Purchase and retirement of common stock	(1.8)	(198.9)
Dividends paid to common stockholders	(146.4)	(133.1)
Net cash used in financing activities	(1,965.8)	(1,878.5)
Net decrease in cash and cash equivalents	(277.4)	(1,752.9)
Cash and cash equivalents at beginning of period	870.5	2,344.8
Cash and cash equivalents at end of period	$593.1	$591.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$39.0	$42.2
Cash paid during the period for interest expense	235.6	32.0
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6.4	$22.9
Transfer of held-to-maturity to available-for sale securities	23.0	10.9
Transfer of available-for sale to held-to-maturity securities	—	463.6
Transfer of held-for-sale to held for investment loans	—	19.8
Transfer of held for investment loans to held-for-sale	3.1	12.4
Transfer of loans to OREO	2.5	0.4
Shares issued for acquisition	—	1,723.3
Capitalization of internally originated mortgage servicing rights	0.9	2.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2023 and December 31, 2022, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the nine month periods ended September 30, 2023 and 2022, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2022 is derived from the audited consolidated financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the September 30, 2023 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a description of significant accounting policies. Operating results for the three and the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The below detailed discussion updates the accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Change in Par Value
Unless otherwise noted, all capital values, and share and per share amounts, included in the consolidated financial statements have been retroactively adjusted to account for the change in the Company’s common stock par value from no par value per share to $0.00001 par value per share, which change became effective on May 25, 2023 in connection with the re-domestication of the Company from the State of Montana to the State of Delaware.
During the second quarter of 2023, the Company transitioned its Current Expected Credit Loss accounting standard (“CECL”), or ASC 326, model. The new model utilizes fewer portfolio loss segments than the old model due to limited observations of data within certain portfolio loss segments under the old model. The new model calculates historical loss rates by averaging quarterly net charge-offs for each loss segment. The loss rates are macroeconomic-conditioned and applied to loan-level expected cash flows based on contractual repayment terms. The loss rates also consider prepayment, utilization, interest rate, and probability of default assumptions. This change did not result in a material impact to the Company’s financial statements.
Allowance for Credit Losses - Loans held for investment
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the life of the loans. Loans are charged off against the allowance when management confirms that a loan balance is uncollectible. The Company applies recoveries when received and has elected not to forecast recoveries for purposes of calculating the allowance for credit losses.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix and trends, asset quality, or term. Other loan-specific risk characteristics may include changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.
The allowance for credit losses is measured on a collective basis when similar risk characteristics exist.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Annualized loss rates are recalculated quarterly, with subsequent recoveries captured in the quarter a loan was charged off and are averaged across a look back period from 2009 to the current period. Expected future principal and interest cash flows are calculated using contractual repayment terms while considering prepayment, utilization, interest rate, and probability of default assumptions. Macroeconomic models calculate segment-specific multipliers using third party forecast data. The multipliers adjust the annual loss rates to the level expected under the economic conditions over the 2-year forecast period, followed by a 1-year straight-line reversion to the unadjusted historical average loss rates. The unadjusted loss rates then apply for the remaining life of the loan. Estimated losses are totaled and aggregated to the portfolio segment level.
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
The Company has identified the following portfolio segments:
Real Estate loans. Include commercial real estate loans which are non-farm, non-residential real estate loans generally secured by first liens on income-producing real estate and generally mature in less than 10 years; construction development loans which are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties, commercial construction loans which are primarily made to commercial builders for the development of commercial real estate properties; and construction and development loans which are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase for any of the above loans, the borrower pays interest only. In most cases, construction and development loans generally transition to a permanent real estate loans or otherwise mature in three years or less.
Real estate loans also include agricultural real estate loans that generally mature in ten years or less, secured by farmland or ranchland. These loans fund the construction of short, intermediate, and long-term structures and are made to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance. Real estate loans also include consumer home equity and home equity lines of credit (“HELOC”) that are secured by residential property and generally mature in 25 years or less, and residential loans which are loans to finance the purchase or refinance of residential property which are typically secured by first liens or are construction loans to commercial builders or owner occupants for the construction of single-family residences. Residential 1-4 family loans generally mature within 15 years, and in some instances, could mature up to 30 years. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase the borrower pays interest only. Residential construction loans generally transition to a permanent residential loan or otherwise mature in two years or less.
Consumer loans. Include indirect, direct advance lines, and credit cards. Indirect are loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer networks within our market areas. Indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Consumer indirect line loans generally mature in seven years or less. Consumer direct and advance line loans are originated for a variety of purposes including the purchase of automobiles, boats and other consumer goods, home improvements, medical expenses, vehicle repairs, debt consolidation, and planned expenses in addition to the purchase of automobiles, boats, and other consumer goods. Consumer direct and advance line loans generally mature in seven years or less. Consumer credit card loans are lines of credit offered to clients in our market areas that are generally floating rate loans and include both unsecured and secured lines. Consumer credit card loans generally do not have stated maturities but are reviewed periodically and are unconditionally cancellable.
Commercial loans. Include commercial and industrial loans through a mix of variable and fixed rate commercial loans, including loans to finance showroom floor inventories and other loans for commercial purposes that are secured by 1-4 family residential property. These loans are typically made to small and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Floor plan loans and commercial purpose loans secured by 1-4 family residential property generally mature in seven years or less. Commercial loans also include secured and unsecured lines of credit, business credit cards, and loans with maturities of five years or less. Outstanding balances on these commercial loans tend to be cyclical in nature. These loans are generally made with business operations as the primary source of repayment, and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees.

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
(2)    Acquisition
Great Western Bank. On September 15, 2021, the Company entered into a definitive agreement (“Agreement”) to acquire 100% of the outstanding stock of Great Western Bancorp, Inc. (“Great Western”), the parent company of Great Western Bank (“GWB”), a Sioux Falls, South Dakota based community bank with 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota (“GWB acquisition”). The GWB acquisition expanded the Company’s geographical footprint with an enhanced platform for future growth. Consideration for the acquisition was $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share, which was the opening price of the Company’s Class A common stock as quoted on the NASDAQ stock market on the acquisition date. The acquisition was completed on February 1, 2022.
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
The following table provides the purchase price allocation as of the acquisition date and the Great Western assets acquired and liabilities assumed at their estimated fair value as of the acquisition date, as amended for measurement period adjustments. We recorded the estimate of fair value based on valuations at the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation resulted in goodwill of $479.3 million, of which $31.7 million is deductible for income tax purposes. Goodwill resulting from the acquisition was allocated to the Company’s one operating segment, community banking, and consists largely of the synergies and economies of scale expected from combining the operations of Great Western and the Company. All amounts reported were finalized during the fourth quarter of 2022.

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
There were no acquisition related expenses related to the GWB acquisition for the three and the nine month periods ended September 30, 2023. There were $4.0 million and $115.0 million of acquisition related expenses related to the GWB acquisition for the three and the nine month periods ended September 30, 2022, respectively. During the three months ended March 31, 2022, the Company contributed $21.5 million to the First Interstate Foundation and reimbursed an aggregate of $8.2 million of the Scott family control group’s acquisition expenses pursuant to the Agreement.
The accompanying consolidated statements of income for the three and the nine months ended September 30, 2023 and 2022, include the results of operations of the acquired entity from the February 1, 2022 acquisition date. The disclosure of GWB post-acquisition revenue and net income is not practical due to the combining of certain GWB operations with and into FIB as of the acquisition date. GWB was merged with our existing bank subsidiary, FIB, contemporaneously with the closing of the parent company merger. The core system conversion was completed on May 23, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and the nine month periods ended September 30, 2022 as if GWB had been acquired on January 1, 2021. This unaudited pro forma information combines the historical results of GWB with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred at the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Total revenues	$314.0	$883.5

Net income	$90.3	$267.8

Earnings per common share (Basic)	$0.85	$2.60
Earnings per common share (Diluted)	$0.85	$2.60
(3)    Goodwill and Other Intangible Assets

Goodwill
The Company had goodwill of $1,100.9 million at both September 30, 2023 and December 31, 2022 and concluded during its annual impairment assessment as of July 1, 2023 that there was no impairment to goodwill. In addition, there were no events or circumstances that occurred during the third quarter of 2023 that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value.
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at September 30, 2023 and December 31, 2022:

September 30, 2023	CDI	OCRI	Total

Gross other intangible assets, at January 1, 2023	$154.7	$22.8	$177.5
Accumulated amortization	(89.1)	(3.2)	(92.3)
Net other intangible assets, at September 30, 2023	$65.6	$19.6	$85.2

December 31, 2022
Gross other intangible assets, at January 1, 2022	$106.0	$—	$106.0
Amounts established through acquisition	50.1	22.8	72.9
Reductions due to sale of health savings accounts	(1.4)	—	(1.4)
Accumulated amortization	(78.8)	(1.7)	(80.5)
Net other intangible assets, at December 31, 2022	$75.9	$21.1	$97.0
The Company recorded $3.9 million and $4.1 million of other intangible asset amortization expense for the three months ended September 30, 2023 and 2022, respectively, and $11.8 million for the nine months ended September 30, 2023 and 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table provides the estimated aggregate future amortization expense of other intangible assets at September 30, 2023:

Years Ending December 31,	CDI	OCRI	Total
2023 remaining	$3.4	$0.4	$3.8
2024	12.7	1.9	14.6
2025	11.8	1.9	13.7
2026	10.9	1.9	12.8
2027	8.2	1.9	10.1
Thereafter	18.6	11.6	30.2
Total	$65.6	$19.6	$85.2
(4)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2023	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.1	$—	$250.1	$—	$(34.2)	$215.9
State, county, and municipal securities	257.5	—	257.5	—	(54.9)	202.6
Obligations of U.S. government agencies	179.3	—	179.3	—	(17.3)	162.0
U.S. agency commercial mortgage-backed securities	1,191.9	—	1,191.9	0.1	(125.1)	1,066.9
U.S. agency residential mortgage-backed securities	1,474.3	—	1,474.3	—	(189.3)	1,285.0
Collateralized mortgage obligations	1,302.9	—	1,302.9	—	(159.2)	1,143.7
Private mortgage-backed securities	246.4	—	246.4	—	(39.1)	207.3
Collateralized loan obligations	1,126.7	—	1,126.7	—	(8.9)	1,117.8
Corporate securities	261.1	—	261.1	—	(34.6)	226.5
Total	$6,290.2	$—	$6,290.2	$0.1	$(662.6)	$5,627.7

September 30, 2023	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$398.4	$—	$398.4	$—	$(6.8)	$391.6
State, county, and municipal securities	179.0	—	179.0	—	(34.9)	144.1
Obligations of U.S. government agencies	353.8	—	353.8	—	(59.5)	294.3
U.S. agency commercial mortgage-backed securities	515.2	—	515.2	—	(71.9)	443.3
U.S. agency residential mortgage-backed securities	1,269.8	—	1,269.8	—	(197.2)	1,072.6
Collateralized mortgage obligations	487.1	—	487.1	—	(86.2)	400.9
Corporate securities	57.0	(0.8)	56.2	—	(6.9)	49.3
Total	$3,260.3	$(0.8)	$3,259.5	$—	$(463.4)	$2,796.1
(1) Amortized cost presented above includes $11.4 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity, and $18.6 million of unamortized losses in state, county, and municipal, obligations of U.S. government agencies and collateralized loan obligations related to the 2022 transfer of securities from available-for-sale to held-to-maturity.

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
(1) Amortized cost presented above includes $20.2 million of unamortized losses and of $14.2 million unamortized gains related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or More		Total
September 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$215.9	$(34.2)	$215.9	$(34.2)
State, county, and municipal securities	1.0	—	199.7	(54.9)	200.7	(54.9)
Obligations of U.S. government agencies	—	—	161.5	(17.3)	161.5	(17.3)
U.S. agency commercial mortgage-backed securities	0.3	—	1,057.8	(125.1)	1,058.1	(125.1)
U.S. agency residential mortgage-backed securities	0.9	—	1,284.0	(189.3)	1,284.9	(189.3)
Collateralized mortgage obligations	—	—	1,143.7	(159.2)	1,143.7	(159.2)
Private mortgage-backed securities	—	—	207.3	(39.1)	207.3	(39.1)
Collateralized loan obligations	—	—	1,117.8	(8.9)	1,117.8	(8.9)
Corporate securities	—	—	226.6	(34.6)	226.6	(34.6)
Total	$2.2	$—	$5,614.3	$(662.6)	$5,616.5	$(662.6)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$168.8	$(4.7)	$170.4	$(29.8)	$339.2	$(34.5)
State, county, and municipal securities	104.9	(9.0)	146.1	(41.6)	251.0	(50.6)
Obligations of U.S. government agencies	152.2	(10.1)	46.1	(7.2)	198.3	(17.3)
U.S. agency commercial mortgage-backed securities	1,069.8	(59.9)	270.8	(57.0)	1,340.6	(116.9)
U.S. agency residential mortgage-backed securities	1,213.5	(112.3)	344.6	(55.4)	1,558.1	(167.7)
Collateralized mortgage obligations	1,016.4	(90.1)	333.0	(51.3)	1,349.4	(141.4)
Private mortgage-backed securities	133.1	(19.1)	94.9	(17.8)	228.0	(36.9)
Collateralized loan obligations	1,082.6	(33.1)	28.9	(0.5)	1,111.5	(33.6)
Corporate securities	130.6	(8.3)	110.8	(22.5)	241.4	(30.8)
Total	$5,071.9	$(346.6)	$1,545.6	$(283.1)	$6,617.5	$(629.7)

As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
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
As of September 30, 2023 and December 31, 2022, the Company had 1,034 and 1,222 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of September 30, 2023, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table, and the Company does not anticipate it will have to sell any securities before a recovery in cost.

The following table presents the activity in the allowance for credit losses related to available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1.4	$—	$—	$—
(Reduction of) provision for credit losses	(1.4)	—	—	—
Ending balance	$—	$—	$—	$—

The following table presents the activity in the allowance for credit losses related to held-to-maturity investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$0.7	$1.6	$1.9	$—
Provision for (reduction of) credit losses	0.1	0.3	(1.1)	1.9
Ending balance	$0.8	$1.9	$0.8	$1.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company had no allowance for credit losses for available-for-sale corporate investment securities as of September 30, 2023 and December 31, 2022, respectively. The Company had a $0.8 million and a $1.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of September 30, 2023 and December 31, 2022, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

September 30, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$398.4	$—	$—	$—	$—	$—	$398.4
State, county, and municipal securities	68.1	92.3	10.6	—	—	8.0	179.0
Obligations of U.S. government agencies	353.8	—	—	—	—	—	353.8
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	360.9	—	—	—	—	—	360.9
GNMA	154.3	—	—	—	—	—	154.3
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,225.6	—	—	—	—	—	1,225.6
GNMA	44.2	—	—	—	—	—	44.2
Collateralized mortgage obligations
FNMA/FHLMC	342.0	—	—	—	—	—	342.0
GNMA	145.1	—	—	—	—	—	145.1
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$3,092.4	$92.3	$10.6	$47.0	$5.0	$13.0	$3,260.3

December 31, 2022	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$396.6	$—	$—	$—	$—	$—	$396.6
State, county, and municipal securities	68.3	92.8	11.5	—	—	8.6	181.2
Obligations of U.S. government agencies	351.7	—	—	—	—	—	351.7
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	364.9	—	—	—	—	—	364.9
GNMA	161.9	—	—	—	—	—	161.9
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,342.9	—	—	—	—	—	1,342.9
GNMA	48.6	—	—	—	—	—	48.6
Collateralized mortgage obligations
FNMA/FHLMC	525.8	—	—	—	—	—	525.8
Corporate securities	—	—	—	65.1	10.0	5.0	80.1
Total	$3,260.7	$92.8	$11.5	$65.1	$10.0	$13.6	$3,453.7
As of September 30, 2023 and December 31, 2022, the Company had $36.5 million and $38.9 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.
As of September 30, 2023 and December 31, 2022, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of September 30, 2023 and December 31, 2022, there were no collateral-dependent available-for-sale or held-to-maturity securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material gross realized gains and no material gross realized losses during the three months ended September 30, 2023. During the nine months ended September 30, 2023, there were no material gross realized gains and $23.5 million in gross realized losses on the disposition of available-for-sale investment securities, as a result of the sale of $853.0 million in carrying value of investment securities. For the three and the nine month periods ended September 30, 2022, there were no material gross realized gains and $46.3 million of gross realized losses on the disposition of available-for-sale investment securities.
Maturities of securities do not reflect rate repricing opportunities present in adjustable-rate mortgage-backed securities. Maturities of mortgage-backed securities have been adjusted to reflect shorter maturities based upon estimated prepayments of principal. All other investment securities maturities are shown at contractual maturity dates.

	Available-for-Sale		Held-to-Maturity
September 30, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$1.6	$1.5	$308.7	$304.5
After one year but within five years	1,036.0	941.3	346.4	320.2
After five years but within ten years	1,387.9	1,220.0	654.8	551.5
After ten years	3,864.7	3,464.9	1,950.4	1,619.9
Total	$6,290.2	$5,627.7	$3,260.3	$2,796.1
As of September 30, 2023, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,592.1 million and $1,514.4 million, respectively. These investment securities are primarily included in the “after ten years” category in the table above. As of September 30, 2023, the Company had no callable structured notes.
As of September 30, 2023 and December 31, 2022, the Company had amortized costs of $7,066.8 million and $4,998.9 million, respectively, for investment securities pledged to secure public deposits, securities sold under repurchase agreements, and as collateral for FHLB and the FRB term funding program line capacity that had estimated fair values of $6,169.7 million and $4,432.0 million, as of September 30, 2023 and December 31, 2022, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of September 30, 2023 and December 31, 2022, the Company held $189.5 million and $198.6 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(5)     Loans Held for Sale

The following table presents loans held for sale by class of receivable for the dates indicated:

	September 30, 2023	December 31, 2022
Loans held for sale:
Agricultural[1]	$49.5	$62.5
Construction, at lower of cost or market	6.4	10.5
Residential mortgage, at fair value	3.2	6.9
Total loans held for sale	$59.1	$79.9
1 As of September 30, 2023 the agricultural loans held were at lower of cost or market. At December 31, 2022, the Company held $57.0 million of agricultural loans at lower of cost or market and $5.5 million of agricultural loans on accrual status at fair value with an unpaid principal balance of $7.7 million, of which $5.6 million is 90 days or more past due.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The table below presents the non-residential mortgage loans held for sale activity for the 2023 period:

	Agricultural	Construction
Beginning balance	$62.5	$10.5
Loans held for investment transferred to loans held for sale	—	3.1
Repayments and discounted pay-offs	(15.2)	—
Loan disposals	—	(3.1)
Increase (decrease) in estimated fair value of the loans[1]	2.2	(4.1)
Ending balance	$49.5	$6.4
1 For the nine months ended September 30, 2023, the Company recorded a gain of $2.2 million and a loss of $4.1 million in other income within the consolidated statements of income related to fair value changes.
As of September 30, 2023, loans held for sale included nonaccrual loans of $31.6 million, of which $25.2 million were agricultural loans and $6.4 million was a construction loan. As of December 31, 2022, loans held for sale included nonaccrual loans of $39.8 million, of which $29.3 million were agricultural loans and $10.5 million was a construction loan.
(6)    Loans Held for Investment

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	September 30, 2023	December 31, 2022
Real estate:
Commercial	$8,766.2	$8,528.6
Construction	1,930.3	1,944.4
Residential	2,212.2	2,188.3
Agricultural	731.5	794.9
Total real estate	13,640.2	13,456.2
Consumer:
Indirect	751.7	829.7
Direct and advance lines	142.3	152.9
Credit card	71.6	75.9
Total consumer	965.6	1,058.5
Commercial	2,925.1	2,882.6
Agricultural	690.5	708.3
Other, including overdrafts	5.0	9.2
Loans held for investment	18,226.4	18,114.8
Deferred loan fees and costs	(13.1)	(15.6)
Loans held for investment, net of deferred fees and costs	18,213.3	18,099.2
Allowance for credit losses	(226.7)	(220.1)
Net loans held for investment	$17,986.6	$17,879.1

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$158.7	$1.8	$(1.8)	$3.5	$162.2
Consumer	13.7	1.8	(3.7)	1.1	12.9
Commercial	49.5	(0.9)	(0.7)	0.5	48.4
Agricultural	2.7	0.5	—	—	3.2
Total allowance for credit losses	$224.6	$3.2	$(6.2)	$5.1	$226.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$35.6	$(16.6)	$4.5	$162.2
Consumer	23.3	(3.7)	(10.4)	3.7	12.9
Commercial	54.9	(6.2)	(2.2)	1.9	48.4
Agricultural	3.2	(0.4)	—	0.4	3.2
Total allowance for credit losses	$220.1	$25.3	$(29.2)	$10.5	$226.7

Three Months Ended September 30, 2022	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$29.5	$(5.5)	$(0.1)	$—	$23.9
Owner occupied	26.6	(3.7)	—	1.8	24.7
Multi-family	33.4	(2.6)	(5.7)	—	25.1
Total commercial real estate	89.5	(11.8)	(5.8)	1.8	73.7
Construction:
Land acquisition & development	0.8	(0.2)	—	0.1	0.7
Residential construction	3.4	(0.3)	—	—	3.1
Commercial construction	14.9	16.4	(6.6)	—	24.7
Total construction	19.1	15.9	(6.6)	0.1	28.5
Residential real estate:
Residential 1-4 family	18.2	0.9	—	—	19.1
Home equity and HELOC	1.5	0.1	(0.1)	0.1	1.6
Total residential real estate	19.7	1.0	(0.1)	0.1	20.7
Agricultural real estate	5.4	0.4	—	—	5.8
Total real estate	133.7	5.5	(12.5)	2.0	128.7
Consumer:
Indirect	13.1	1.6	(1.2)	0.6	14.1
Direct and advance lines	5.0	1.3	(1.4)	0.4	5.3
Credit card	2.2	0.3	(0.3)	0.2	2.4
Total consumer	20.3	3.2	(2.9)	1.2	21.8
Commercial:
Commercial and floor plans	54.1	(2.2)	(0.5)	1.0	52.4
Commercial purpose secured by 1-4 family	5.5	0.4	—	—	5.9
Credit card	0.3	0.2	(0.3)	—	0.2
Total commercial	59.9	(1.6)	(0.8)	1.0	58.5
Agricultural:
Agricultural	6.5	(2.5)	—	—	4.0
Total agricultural	6.5	(2.5)	—	—	4.0
Total allowance for credit losses	$220.4	$4.6	$(16.2)	$4.2	$213.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Nine Months Ended September 30, 2022	Beginning Balance	ACL for PCD Loans	Provision for Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$17.2	$(7.6)	$(3.0)	$—	$23.9
Owner occupied	13.3	9.5	2.3	(2.2)	1.8	24.7
Multi-family	13.3	10.9	5.9	(5.7)	0.7	25.1
Total commercial real estate	43.9	37.6	0.6	(10.9)	2.5	73.7
Construction:
Land acquisition & development	0.5	3.4	(0.8)	(2.7)	0.3	0.7
Residential construction	2.4	—	0.7	—	—	3.1
Commercial construction	6.0	0.2	25.1	(6.6)	—	24.7
Total construction	8.9	3.6	25.0	(9.3)	0.3	28.5
Residential real estate:
Residential 1-4 family	13.4	0.1	5.4	(0.1)	0.3	19.1
Home equity and HELOC	1.2	—	0.1	(0.1)	0.4	1.6
Total residential real estate	14.6	0.1	5.5	(0.2)	0.7	20.7
Agricultural real estate	1.9	2.3	1.7	(0.2)	0.1	5.8
Total real estate	69.3	43.6	32.8	(20.6)	3.6	128.7
Consumer:
Indirect	14.3	—	0.9	(2.9)	1.8	14.1
Direct and advance lines	4.6	—	1.7	(2.8)	1.8	5.3
Credit card	2.2	—	1.6	(1.8)	0.4	2.4
Total consumer	21.1	—	4.2	(7.5)	4.0	21.8
Commercial:
Commercial and floor plans	27.1	11.2	18.1	(5.8)	1.8	52.4
Commercial purpose secured by 1-4 family	4.4	0.2	1.2	—	0.1	5.9
Credit card	0.1	—	0.6	(0.5)	—	0.2
Commercial	31.6	11.4	19.9	(6.3)	1.9	58.5
Agricultural:
Agricultural	0.3	4.5	3.3	(5.4)	1.3	4.0
Total agricultural	0.3	4.5	3.3	(5.4)	1.3	4.0
Total allowance for credit losses	$122.3	$59.5	$60.2	$(39.8)	$10.8	$213.0

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of September 30, 2023	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$29.6	$—	$29.6
Construction	—	17.1	—	17.1
Residential	—	0.5	—	0.5
Agricultural	—	1.5	—	1.5
Total real estate	—	48.7	—	48.7
Commercial	4.4	1.6	0.9	6.9
Agricultural	0.7	—	—	0.7
Total collateral-dependent loans	$5.1	$50.3	$0.9	$56.3

	Collateral Type
As of December 31, 2022	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$1.7	$15.8	$—	$17.5
Construction	—	3.2	—	3.2
Residential	—	0.5	—	0.5
Agricultural	0.2	5.8	—	6.0
Total real estate	1.9	25.3	—	27.2
Commercial	3.1	1.5	—	4.6
Agricultural	2.1	5.2	—	7.3
Total collateral-dependent loans	$7.1	$32.0	$—	$39.1
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$1.2	$0.4	$—	$1.6	$8,733.6	$31.0	$8,766.2
Construction	6.5	7.5	0.5	14.5	1,898.4	17.4	1,930.3
Residential	2.4	1.8	1.0	5.2	2,197.5	9.5	2,212.2
Agricultural	0.4	1.5	—	1.9	724.2	5.4	731.5
Total real estate	10.5	11.2	1.5	23.2	13,553.7	63.3	13,640.2
Consumer:
Indirect	6.4	2.2	0.4	9.0	739.7	3.0	751.7
Direct	0.6	0.2	—	0.8	141.3	0.2	142.3
Credit card	0.6	0.4	0.5	1.5	70.1	—	71.6
Total consumer	7.6	2.8	0.9	11.3	951.1	3.2	965.6
Commercial	2.3	16.1	0.5	18.9	2,894.2	12.0	2,925.1
Agricultural	0.7	—	0.3	1.0	686.6	2.9	690.5
Other, including overdrafts	—	—	—	—	5.0	—	5.0
Loans held for investment	$21.1	$30.1	$3.2	$54.4	$18,090.6	$81.4	$18,226.4

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

(1) As of September 30, 2023 and December 31, 2022, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2023 and 2022, respectively. There were $1.0 million and $1.9 million in reversals of accrued interest during the three and the nine months ended September 30, 2023, respectively, and no material reversals of accrued interest during the three and the nine months ended September 30, 2022.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and the nine month periods ended September 30, 2023, by class and by type of modification. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended September 30, 2023	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$10.9	$0.6	$11.5	0.13%
Construction	—	13.1	—	13.1	0.68
Residential	—	0.4	—	0.4	0.02
Agricultural	—	6.1	—	6.1	0.83
Total real estate	—	30.5	0.6	31.1	0.23
Commercial	—	1.6	—	1.6	0.05
Agricultural	—	0.5	—	0.5	0.07
Loans held for investment (2)	$—	$32.6	$0.6	$33.2	0.18%

Nine Months Ended September 30, 2023
Real estate:
Commercial	$1.6	$23.0	$0.6	$25.2	0.29%
Construction	—	13.2	—	13.2	0.68
Residential	0.1	0.5	—	0.6	0.03
Agricultural	—	6.4	—	6.4	0.87
Total real estate	1.7	43.1	0.6	45.4	0.33
Commercial	—	9.4	—	9.4	0.32
Agricultural	—	36.4	—	36.4	5.27
Loans held for investment (2)	$1.7	$88.9	$0.6	$91.2	0.50%
(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of September 30, 2023, the Company excluded $1.7 million in accrued interest from the amortized cost of the identified loans.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the nine months ended September 30, 2023, there were $0.1 million of loans classified as past due 30 days or more, with the remaining loans performing in accordance with the modified terms and are classified as current at September 30, 2023.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the three and the nine month periods ended September 30, 2023 through either principal forgiveness, interest rate reduction, term extension, or other than insignificant payment delay.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and the nine month periods ended September 30, 2023:

			Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2023	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Real estate:
Commercial	$—	4.6	0.25%	6.0
Construction	—	9.0	—	—
Residential	—	144.4	—	—
Agricultural	—	4.0	—	—
Total real estate	—
Commercial	—	7.8	—	—
Agricultural	—	3.5	—	—
Loans held for investment (1)	$—

Nine Months Ended September 30, 2023
Real estate:
Commercial	$1.3	5.7	0.25%	6.0
Construction	—	9.0	—	—
Residential	0.3	139.2	—	—
Agricultural	—	4.6	—	—
Total real estate	1.6
Commercial	—	8.8	—	—
Agricultural	—	9.2	—	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
There were no payment defaults on these loans subsequent to their modifications during the three and the nine month periods ended September 30, 2023. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables based on the aforementioned risk scale as of and for the periods ended:

	As of and for the nine months ended September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$845.8	$2,240.2	$1,649.9	$1,245.7	$732.7	$1,741.5	$42.8	$21.6	$8,520.2
Special mention	2.9	5.0	41.3	4.7	26.9	20.5	—	—	101.3
Substandard	28.0	26.0	19.6	9.6	30.4	28.4	1.0	—	143.0
Doubtful	—	0.3	1.4	—	—	—	—	—	1.7
Total	$876.7	$2,271.5	$1,712.2	$1,260.0	$790.0	$1,790.4	$43.8	$21.6	$8,766.2
Current-period gross charge-offs	1.7	0.3	1.7	2.6	—	—	—	—	6.3
Construction real estate:
Pass	$444.9	$806.1	$413.3	$39.4	$16.5	$38.7	$102.8	$2.6	$1,864.3
Special mention	4.1	11.4	6.5	—	—	0.2	—	0.8	23.0
Substandard	1.4	3.3	24.5	0.2	—	0.5	—	—	29.9
Doubtful	—	13.1	—	—	—	—	—	—	13.1
Total	$450.4	$833.9	$444.3	$39.6	$16.5	$39.4	$102.8	$3.4	$1,930.3
Current-period gross charge-offs	—	—	0.1	—	—	—	—	9.6	9.7
Agricultural real estate:
Pass	$60.5	$133.1	$158.8	$95.9	$59.4	$130.1	$27.8	$0.1	$665.7
Special mention	3.5	6.6	1.4	2.1	1.8	5.9	0.5	—	21.8
Substandard	8.1	19.8	4.8	2.2	0.5	8.6	—	—	44.0
Total	$72.1	$159.5	$165.0	$100.2	$61.7	$144.6	$28.3	$0.1	$731.5
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$383.8	$537.2	$408.5	$224.5	$116.4	$317.0	$765.8	$9.5	$2,762.7
Special mention	2.3	4.9	6.7	4.7	2.5	1.4	14.8	0.1	37.4
Substandard	5.0	23.3	10.9	7.2	4.6	5.0	62.4	0.4	118.8
Doubtful	4.7	0.2	1.2	—	—	—	0.1	—	6.2
Total	$395.8	$565.6	$427.3	$236.4	$123.5	$323.4	$843.1	$10.0	$2,925.1
Current-period gross charge-offs	—	0.3	0.3	0.4	0.1	0.1	0.9	0.1	2.2
Agricultural:
Pass	$77.2	$74.8	$35.9	$25.5	$7.7	$9.6	$374.0	$6.0	$610.7
Special mention	0.9	1.1	0.8	0.2	0.2	0.2	9.7	—	13.1
Substandard	45.0	0.7	1.4	1.4	0.5	1.3	16.4	—	66.7
Total	$123.1	$76.6	$38.1	$27.1	$8.4	$11.1	$400.1	$6.0	$690.5
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—

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

	As of and for the nine months ended September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$38.6	$317.5	$513.2	$512.8	$92.3	$227.2	$475.6	$24.5	$2,201.7
Nonperforming	0.7	1.6	1.0	0.6	0.8	5.8	—	—	10.5
Total	$39.3	$319.1	$514.2	$513.4	$93.1	$233.0	$475.6	$24.5	$2,212.2
Current-period gross charge-offs	0.3	—	0.1	0.1	—	0.1	—	—	0.6
Consumer indirect:
Performing	$142.5	$292.4	$128.3	$92.3	$38.5	$54.3	$—	$—	$748.3
Nonperforming	0.4	1.2	0.7	0.4	0.2	0.5	—	—	3.4
Total	$142.9	$293.6	$129.0	$92.7	$38.7	$54.8	$—	$—	$751.7
Current-period gross charge-offs	0.2	2.0	1.6	0.6	0.2	0.6	—	—	5.2
Consumer direct and advance lines:
Performing	$35.3	$36.8	$21.1	$10.8	$4.4	$7.0	$26.5	$0.2	$142.1
Nonperforming	—	0.1	0.1	—	—	—	—	—	0.2
Total	$35.3	$36.9	$21.2	$10.8	$4.4	$7.0	$26.5	$0.2	$142.3
Current-period gross charge-offs	0.1	0.3	0.2	0.3	0.1	2.1	0.1	—	3.2
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$71.1	$—	$71.1
Nonperforming	—	—	—	—	—	—	0.5	—	0.5
Total	$—	$—	$—	$—	$—	$—	$71.6	$—	$71.6
Current-period gross charge-offs	—	—	—	—	—	—	2.0	—	2.0

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
Consumer direct and advance lines:
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
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the nine months ended September 30, 2023 or 2022.
(7)    Other Real Estate Owned
Other real estate owned (“OREO”) is a category of real estate owned by the Company as a result of a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$14.4	$16.8	$12.7	$2.0
Acquired through acquisition	—	—	—	15.8
Additions	—	0.3	2.5	0.4
Valuation adjustments	(0.3)	(0.2)	(1.1)	(0.2)
Dispositions	(2.5)	(0.5)	(2.5)	(1.6)
Ending balance	$11.6	$16.4	$11.6	$16.4
The carrying value of foreclosed residential real estate properties included in OREO was not material as of September 30, 2023 and December 31, 2022. The Company had $0.4 million and no material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of September 30, 2023 and December 31, 2022, respectively.

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
In October 2022, the Company entered into four swaps, two of which were related to variable-rate loans and two that were related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $850.0 million. Each of these swaps designated as cash flow hedges synthetically fixes the interest income received by the Company without exchange of the underlying notional amount. Of the six trades with a total notional amount of $1.15 billion, four are effective with a total notional of $600.0 million. Of these effective trades, the two collars and one swap are related to variable-rate loans and the other swap is related to variable-rate securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income (expense) when interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $15.0 million will be reclassified as an increase to interest expense.
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
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	September 30, 2023		December 31, 2022
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$192.9	$7.1	$191.9	$8.1
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2023			December 31, 2022
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$550.0		$3.5

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,638.8		57.4	1,728.1		41.6
Forward loan sales contracts	8.0		—	12.6		0.1
Derivative assets	$1,646.8	Other assets	$57.4	$2,290.7	Other assets	$45.2

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$7.3	$300.0		$5.4
Interest rate swap contracts	850.0		18.6	300.0		0.3

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,638.8		184.1	1,728.1		153.9
Risk participation agreements	102.2		—	106.1		—
Interest rate lock commitments	7.0		—	14.8		—
Derivative liabilities	$2,898.0	Accounts payable and accrued expenses	$210.0	$2,449.0	Accounts payable and accrued expenses	$159.6
There was an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $25.1 million and $31.2 million during the three and the nine months ended September 30, 2023. There were $5.6 million effects of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive loss during the three and the nine months ended September 30, 2022.

There were no material effects from the Company’s fair value or cash flow hedged derivative financial instruments on the consolidated statements of income during the three and the nine months ended September 30, 2023 or 2022.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2023	2022		2023	2022
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$0.1	$(0.2)	Mortgage banking revenues	$(0.1)	$(1.7)
The Company recorded swap fee revenues of $0.1 million and $2.5 million for the three months ended September 30, 2023 and September 30, 2022, and $0.7 million and $5.6 million for the nine months ended September 30, 2023 and September 30, 2022. The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	September 30, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap contracts	$57.4	$—	$57.4	$—	$38.6	$18.8
Total derivatives	57.4	—	57.4	—	38.6	18.8
Total assets	$57.4	$—	$57.4	$—	$38.6	$18.8
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$210.0	$—	$210.0	$—	$1.0	$209.0
Total derivatives	210.0	—	210.0	—	1.0	209.0
Repurchase agreements	889.5	—	889.5	—	889.5	—
Total liabilities	$1,099.5	$—	$1,099.5	$—	$890.5	$209.0

	December 31, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$45.1	$—	$45.1	$—	$45.1	$—
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	45.2	—	45.2	—	45.1	0.1
Total assets	$45.2	$—	$45.2	$—	$45.1	$0.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$159.6	$—	$159.6	$—	$—	$159.6
Total derivatives	159.6	—	159.6	—	—	159.6
Repurchase agreements	1,052.9	—	1,052.9	—	1,052.9	—
Total liabilities	$1,212.5	$—	$1,212.5	$—	$1,052.9	$159.6
Credit-risk-related Contingent Feature
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.
As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.9 million related to these agreements. As of September 30, 2023, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has $0.1 million posted excess collateral. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at their termination value.
(9)    Other Borrowed Funds

At September 30, 2023, the Company had $2,067.0 million in outstanding FHLB borrowings, as compared to $2,327.0 million outstanding borrowings with the FHLB at December 31, 2022. At September 30, 2023, the Company has remaining available lines of credit with the FHLB of approximately $4,764.4 million, subject to collateral availability. The borrowings are collateralized by certain loans and securities with an advance equivalent collateral value of $6,831.4 million. As of September 30, 2023 and December 31, 2022, there were no long or short-term advances outstanding with the FHLB. As of September 30, 2023 and December 31, 2022, the Company had no other material outstanding borrowings classified as other borrowed funds.
The following table presents outstanding FHLB borrowings by maturity buckets for the dates indicated:

As of September 30, 2023	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to one week	5.52%	$106.0
Fixed rate borrowings with tenors of up to two weeks	5.51	100.0
Fixed rate borrowings with tenors of up to one month	5.50	925.0
Two-month fixed rate borrowings	5.56	500.0
Five-month fixed rate borrowings	5.56	436.0
		$2,067.0

As of December 31, 2022	Rate	Outstanding Balance
Variable rate overnight borrowings	4.60%	$827.0
Fixed rate borrowings in tenors of up to one month	4.48	1,500.0
		$2,327.0

(10)    Capital Stock
On May 24, 2023, the Company’s shareholders approved the proposed change of the Company’s state of incorporation from Montana to Delaware. At the effective time of the conversion, each outstanding share of the Company’s Class A common stock became an outstanding share of common stock of the Company and each outstanding option, warrant or other right to acquire shares of the Company’s previously designated Class A common stock became an outstanding option, warrant or other right to acquire shares of common stock of the Company. Accordingly, all references to Class A common stock in these financial statements and notes refer to the role of the Class A common stock in the GWB acquisition while all other references to the Company’s common capital stock have been retroactively changed to reference common stock.
The Company had 105,011,371 shares and 104,442,023 shares of common stock outstanding as of September 30, 2023 and December 31, 2022, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company completed the stock repurchase program adopted by the Company’s board of directors in 2022 and the Company’s board of directors has not authorized a stock repurchase program for 2023. There were 3,729,300 shares repurchased and retired under the stock repurchase program during the three months ended September 30, 2022 at a total cost of $133.1 million, including costs and commissions, at an average cost of $40.59 per share. There were 5.0 million shares repurchased and retired during the nine months ended September 30, 2022 at a total cost of $197.4 million, including costs and commissions, at an average cost of $39.48.
Other stock repurchases during the nine months ended September 30, 2023 and 2022, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
During the nine months ended September 30, 2023, the Company issued 54,414 shares of its common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service based period.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$72.7	$85.7	$196.0	$116.4
Weighted average common shares outstanding for basic earnings per share computation	103,822,311	106,525,974	103,793,851	102,879,422
Dilutive effects of stock-based compensation	4,116	63,725	30,425	55,938
Weighted average common shares outstanding for diluted earnings per common share computation	103,826,427	106,589,699	103,824,276	102,935,360

Basic earnings per common share	$0.70	$0.80	$1.89	$1.13
Diluted earnings per common share	0.70	0.80	1.89	1.13

Anti-dilutive unvested time restricted stock	162,231	48,871	162,231	51,161
The Company had 967,996 and 481,567 shares of unvested restricted stock as of September 30, 2023 and 2022, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(12)    Regulatory Capital
As of September 30, 2023 and December 31, 2022, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2023 and December 31, 2022 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,957.6	13.19%	$1,794.5	8.00%	$2,355.3	10.50%	$2,243.1	10.00%
FIB	2,782.1	12.43	1,790.8	8.00	2,350.5	10.50	2,238.6	10.00
Tier 1 risk-based capital:
Consolidated	2,471.6	11.02	1,345.9	6.00	1,906.6	8.50	1,794.5	8.00
FIB	2,553.7	11.41	1,343.1	6.00	1,902.8	8.50	1,790.8	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,471.6	11.02	1,009.4	4.50	1,570.2	7.00	1,458.0	6.50
FIB	2,553.7	11.41	1,007.3	4.50	1,567.0	7.00	1,455.1	6.50
Leverage capital ratio:
Consolidated	2,471.6	8.22	1,202.8	4.00	1,202.8	4.00	1,503.5	5.00
FIB	2,553.7	8.50	1,201.1	4.00	1,201.1	4.00	1,501.3	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,875.8	12.48%	$1,843.2	8.00%	$2,419.2	10.50%	$2,304.0	10.00%
FIB	2,713.5	11.80	1,839.6	8.00	2,414.5	10.50	2,299.5	10.00
Tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,382.4	6.00	1,958.4	8.50	1,843.2	8.00
FIB	2,504.1	10.89	1,379.7	6.00	1,954.6	8.50	1,839.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,036.8	4.50	1,612.8	7.00	1,497.6	6.50
FIB	2,504.1	10.89	1,034.8	4.50	1,609.7	7.00	1,494.7	6.50
Leverage capital ratio:
Consolidated	2,408.8	7.75	1,242.9	4.00	1,242.9	4.00	1,553.6	5.00
FIB	2,504.1	8.07	1,241.1	4.00	1,241.1	4.00	1,551.4	5.00
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of CECL on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer incorporating the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted transition relief over the permissible five-year period.
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
As of September 30, 2023, the Company had commitments under construction contracts of $7.0 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.8 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2023.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$20.8	$6.2	$16.2	$3.8
Provision for credit loss expense	(2.0)	3.5	2.6	5.9
Ending balance	$18.8	$9.7	$18.8	$9.7

	September 30, 2023	December 31, 2022
Unused credit card lines	$805.1	$827.6
Commitments to extend credit	4,441.0	5,173.3
Standby letters of credit	94.7	93.8
(15)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Investment securities available-for sale:
Change in net unrealized losses during the period	$(72.1)	$(236.4)	$(17.9)	$(53.4)	$(54.2)	$(183.0)
Reclassification adjustment for net losses included in income	—	24.2	—	5.5	—	18.7
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.3)	(1.7)	(0.1)	(0.4)	(0.2)	(1.3)
Change in net unrealized loss on derivatives	(11.0)	(15.9)	(2.7)	(3.6)	(8.3)	(12.3)
Total other comprehensive loss	$(83.4)	$(229.8)	$(20.7)	$(51.9)	$(62.7)	$(177.9)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Investment securities available-for sale:
Change in net unrealized losses during period	$(51.4)	$(650.6)	$(12.7)	$(161.3)	$(38.7)	$(489.3)
Reclassification adjustment for net losses included in net income	23.5	24.4	5.8	5.5	17.7	18.9
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	0.2	(1.8)	0.1	(5.4)	0.1
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(1.1)	(25.6)	(0.3)	(6.3)	(0.8)	(19.3)
Change in net unrealized loss on derivatives	(23.1)	(9.6)	(5.7)	(2.5)	(17.4)	(7.1)
Total other comprehensive loss	$(59.3)	$(661.2)	$(14.7)	$(164.5)	$(44.6)	$(496.7)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2023	December 31, 2022
Net unrealized loss on investment securities available-for-sale	$(497.4)	$(471.0)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.4)	(4.5)
Net unrealized loss on derivatives	(18.9)	(1.6)
Net accumulated other comprehensive loss	$(521.7)	$(477.1)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and the nine months ended September 30, 2023 and 2022.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three and the nine months ended September 30, 2023 and 2022.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$215.9	$—	$215.9	$—
State, county, and municipal securities	202.6	—	202.6	—
Obligations of U.S. government agencies	162.0	—	162.0	—
U.S. agency commercial mortgage-backed securities	1,066.9	—	1,066.9	—
U.S. agency residential mortgage-backed securities	1,285.0	—	1,285.0	—
Collateralized mortgage obligations	1,143.7	—	1,143.7	—
Private mortgage-backed securities	207.3	—	207.3	—
Collateralized loan obligations	1,117.8	—	1,117.8	—
Corporate securities	226.5	—	226.5	—
Loans held for sale	3.2	—	3.2	—
Derivative assets:
Interest rate swap contracts	57.4	—	57.4	—
Derivative liabilities:
Interest rate collars	7.3	—	7.3	—
Interest rate swap contracts	202.7	—	202.7	—
Interest rate lock commitments	—	—	—	—
Deferred compensation plan assets	19.2	—	19.2	—
Deferred compensation plan liabilities	19.2	—	19.2	—

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
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$56.3	$—	$—	$56.3
Loans held for sale	55.9	—	—	55.9
Other real estate owned	11.6	—	—	11.6
Long-lived assets to be disposed of by sale	4.5	—	—	4.5

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$39.1	$—	$—	$39.1
Loans held for sale	67.5	—	—	67.5
Other real estate owned	12.7	—	—	12.7
Long-lived assets to be disposed of by sale	5.5	—	—	5.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2023 and December 31, 2022, the Company had collateral-dependent loans with a carrying and fair value of $56.3 million and $39.1 million, respectively.
Loans Held for Sale. Fair value measurements for non-residential mortgage loans held for sale are derived from valuations, appraisals, and quotes or bids from third party investors. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $1.1 million and $0.2 million of write downs on OREO properties during the nine months ended September 30, 2023 and 2022, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2023, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $9.1 million, reduced by write-downs of $4.6 million charged to other expense, and fair values aggregating $4.5 million. As of December 31, 2022, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.7 million, reduced by write-downs of $0.2 million charged to other expense, and fair values aggregating $5.5 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2023	December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$56.3	$39.1	Appraisal	Appraisal adjustment	0%	-	45%	(7%)
Loans held for sale	55.9	67.5	Fair value of collateral	Discount for type of property, age of appraisal, and current status	11%	-	23%	(17%)
Other real estate owned	11.6	12.7	Appraisal	Appraisal adjustment	15%	-	36%	(22%)
Long-lived assets to be disposed of by sale	4.5	5.5	Appraisal	Appraisal adjustment	0%	-	6%	(3%)
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$593.1	$593.1	$593.1	$—	$—
Investment debt securities available-for-sale	5,627.7	5,627.7	—	5,627.7	—
Investment debt securities held-to-maturity	3,259.5	2,796.1	—	2,796.1	—
Accrued interest receivable	129.2	129.2	—	129.2	—
Mortgage servicing rights, net	29.1	35.6	—	35.6	—
Loans held for sale	59.1	59.1	—	3.2	55.9
Net loans held for investment	17,986.6	17,226.1	—	17,169.8	56.3
Derivative assets	57.4	57.4	—	57.4	—
Deferred compensation plan assets	19.2	19.2	—	19.2	—
Total financial assets	$27,760.9	$26,543.5	$593.1	$25,838.2	$112.2

Financial liabilities:
Total deposits, excluding time deposits	$20,516.8	$20,516.8	$20,516.8	$—	$—
Time deposits	3,162.7	3,126.2	—	3,126.2	—
Securities sold under repurchase agreements	889.5	889.5	—	889.5	—
Other borrowed funds	2,067.0	2,067.0	—	2,067.0	—
Accrued interest payable	63.7	63.7	—	63.7	—
Long-term debt	120.8	114.4	—	114.4	—
Subordinated debentures held by subsidiary trusts	163.1	152.5	—	152.5	—
Derivative liabilities	210.0	210.0	—	210.0	—
Deferred compensation plan liabilities	19.2	19.2	—	19.2	—
Total financial liabilities	$27,212.8	$27,159.3	$20,516.8	$6,642.5	$—

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
ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60), Recognition and Initial Measurement” In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60), Recognition and Initial Measurement that requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and also to reduce diversity in practice. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company does not anticipate the adoption of ASU 2023-05 will have a significant impact on the Company’s financial position, results of operations, or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative that amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not anticipate the adoption of ASU 2023-06 will have a significant impact on the Company’s financial position, results of operations, or liquidity.
(18)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 24, 2023, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on November 16, 2023 to shareholders of record as of November 6, 2023.
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

Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 305 banking offices, including detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, municipalities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

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
Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain and Pacific Northwest regions and has also expanded into the Midwest and Southwest regions, in large part due to our acquisition activity. As part of our normal course of business, we continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures leading to broader industry concerns related to funding and liquidity. Despite these developments, the Company’s liquidity position and balance sheet remains strong and the capital ratios continue to exceed all regulatory well-capitalized requirements as of September 30, 2023. Our deposit base is diversified, including by depositor, which includes from individuals, businesses across multiple industries, municipalities, and other entities, as well as geographically, across the communities we serve. As of September 30, 2023, our FDIC insured deposits were 66.78% of total deposits, including accounts eligible for pass-through insurance. However, in light of these events, the Company took a number of pro-active actions which included outreach to clients and collateral optimization actions to maximize its availability to various liquidity sources.
Beginning in the third quarter of 2022, the Bank began borrowing from the FHLB to fund loan growth and cushion the Bank further against the outflow of deposits. Although decreasing since December 31, 2022, total deposits increased over the three months ended September 30, 2023. As a result, and due to investment portfolio cash flows, during the three months ended September 30, 2023, FHLB advances were paid down, and other borrowed funds decreased $0.5 billion to $2.1 billion at September 30, 2023, from $2.6 billion at June 30, 2023 at an average rate of 5.56% and 5.31%, respectively.
As of October 26, 2023, the Bank had available borrowing capacity of $4.9 billion with the FHLB and $3.1 billion with the Federal Reserve Bank based on pledged investment securities and loan collateral.

U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, decreasing to 3.0% in June 2023, with a modest increase to 3.7% in September 2023. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans or maintain deposits.
The Federal Reserve stated its current objective is to return the rate of inflation to 2% and it has been aggressively acting to achieve this goal. In response to sustained inflationary pressures, the Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 26, 2023. Although the general inflationary pressures are easing, the Federal Reserve has continued to raise interest rates into the third quarter of 2023 and has reduced its ownership of agency mortgage-backed securities and U.S. Treasury securities. With the recent interest rate increases, the short end (up to two years) of the yield curve on U.S. Treasuries has increased, which has resulted in increased returns on our interest earning assets. The Company’s quarterly yield on interest earning assets increased to 4.63% as of September 30, 2023 from 4.52% as of June 30, 2023, and 3.99% as of September 30, 2022.
However, increases in short-term interest rates have also impacted the Company’s cost of funds, primarily as a result of the shift of non-interest-bearing deposits into higher-cost interest-bearing and time deposit balances and variable rate debt. The Company’s cost of funds increased to 1.59% during the three months ended September 30, 2023, from 1.43% during the three months ended June 30, 2023, and 0.28% during the three months ended September 30, 2022. Overall, the change in the mix and cost of funds has offset the changes in the mix and yield on earning assets, resulting in compression of the Company’s FTE net interest margin to 3.07% during the three months ended September 30, 2023, from 3.12% during the three months ended June 30, 2023, and 3.71% during the three months ended September 30, 2022.
Gross domestic product declined 2.6% during the first half of 2022, increased 5.3% in the second half of 2022, increased 4.3% in the first half of 2023, with the recent advance estimate released for the third quarter of 2023 suggesting growth at a seasonally- and inflation-adjusted rate of 4.9% for the quarter ending September 30, 2023. While gross domestic product has expanded at or above 2.0% since the second quarter of 2022, it is unclear whether the volatility of 2022 in the economic performance of the U.S. economy will re-emerge leading to an economic slowdown, downturn, or recession or whether its regular pattern of growth will continue. Any economic slowdown, downturn, or recession could impact the Company and one of its primary lending sources, by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
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
Net income decreased $13.0 million to $72.7 million, or $0.70 per share, during the three months ended September 30, 2023, as compared to net income of $85.7 million, or $0.80 per share, for the same period in 2022. The decrease during the quarter ended September 30, 2023 compared to the same period in 2022 was primarily attributable to lower net interest income as a result of higher interest expense on deposits and other borrowed funds. Lower net interest income was partially offset by lower non-interest expenses and an increase in non-interest income related to the $24.2 million loss on investment securities during the 2022 period.
Net income increased $79.6 million to $196.0 million, or $1.89 per share during the nine months ended September 30, 2023, as compared to net income of $116.4 million, or $1.13 per share for the same period in 2022. The increase during the nine months ended September 30, 2023 was primarily attributable to an increase in net interest income after the reduction of provision for credit losses of $28.0 million, which was largely related to the non-PCD provision expense in 2022 associated with the GWB acquisition, and lower non-interest expenses of $99.9 million, related to the acquisition related expenses of $115.0 million in 2022. These impacts were partially offset by a decrease in non-interest income and an increase in income tax expense in 2023.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2023			September 30, 2022
	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate
Interest-earning assets:
Loans (1)	$18,317.4	$251.5	5.45%	$17,543.8	$220.2	4.98%
Investment securities:
Taxable	8,877.6	66.0	2.95	10,581.1	64.7	2.43
Tax-exempt	190.4	0.9	1.88	238.5	1.2	2.00
Investment in FHLB and FRB stock	202.6	2.9	5.68	121.7	1.3	4.24
Interest-bearing deposits in banks	208.5	3.0	5.71	244.4	1.4	2.27
Federal funds sold	0.3	—	—	1.7	—	—
Total interest-earning assets	$27,796.8	$324.3	4.63%	$28,731.2	$288.8	3.99%
Non-interest-earning assets	2,955.5			2,922.5
Total assets	$30,752.3			$31,653.7
Interest-bearing liabilities:
Demand deposits	$6,361.5	$13.3	0.83%	$7,824.3	$5.1	0.26%
Savings deposits	7,838.4	33.6	1.70	8,689.0	7.0	0.32
Time deposits	2,938.0	21.9	2.96	1,502.3	1.2	0.32
Repurchase agreements	895.2	1.7	0.75	1,107.7	0.8	0.29
Other borrowed funds	2,396.3	33.6	5.56	370.9	2.4	2.57
Long-term debt	120.8	1.5	4.93	120.4	1.5	4.94
Subordinated debentures held by subsidiary trusts	163.1	3.3	8.03	163.1	1.9	4.62
Total interest-bearing liabilities	$20,713.3	$108.9	2.09%	$19,777.7	$19.9	0.40%
Non-interest-bearing deposits	6,401.2			8,212.6
Other non-interest-bearing liabilities	504.0			423.7
Stockholders’ equity	3,133.8			3,239.7
Total liabilities and stockholders’ equity	$30,752.3			$31,653.7
Net FTE interest income (non-GAAP)(3)		$215.4			$268.9
Less FTE adjustments(2)		(1.7)			(2.1)
Net interest income from consolidated statements of income		$213.7			$266.8
Interest rate spread			2.54%			3.59%
Net interest margin			3.05			3.68
Net FTE interest margin (non-GAAP)(3)			3.07			3.71
Cost of funds, including non-interest-bearing demand deposits (4)			1.59			0.28

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
Net interest income decreased $53.1 million during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in interest expense as a result of higher levels and costs of interest-bearing liabilities.

Net interest income included interest accretion related to the fair valuation of acquired loans of $5.2 million during the three months ended September 30, 2023, compared to interest accretion of $17.7 million during the three months ended September 30, 2022.
Our net FTE interest margin ratio, a non-GAAP financial measure, decreased 64 basis points for the three months ended September 30, 2023, as compared to the same period in 2022. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 47 basis points to 3.00% during the three months ended September 30, 2023, as compared to 3.47% for the same period in 2022.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2023			September 30, 2022
	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate
Interest earning assets:
Loans (1)	$18,314.3	$731.9	5.34%	$16,425.3	$566.7	4.61%
Investment securities
Taxable	9,329.3	204.3	2.93	9,588.3	143.4	1.50
Tax-exempt	202.9	3.0	1.98	246.7	3.9	1.58
Investment in FHLB and FRB stock	212.7	9.3	5.85	103.2	2.8	3.63
Interest-bearing deposits in banks	330.6	12.6	5.10	1,841.5	6.5	0.47
Federal funds sold	0.6	—	—	0.6	—	—
Total interest-earning assets	$28,390.4	$961.1	4.53%	$28,205.6	$723.3	3.43%
Non-earning assets	2,955.3			2,726.5
Total assets	$31,345.7			$30,932.1
Interest-bearing liabilities:
Demand deposits	$6,581.8	$31.9	0.65%	$7,596.0	$7.8	0.14%
Savings deposits	8,063.4	84.8	1.41	8,829.1	9.7	0.15
Time deposits	2,506.8	46.0	2.45	1,485.4	3.1	0.28
Repurchase agreements	973.4	4.3	0.59	1,122.4	1.4	0.17
Other borrowed funds	2,658.5	104.1	5.24	125.0	2.4	2.57
Long-term debt	120.8	4.4	4.87	122.7	4.6	5.01
Subordinated debentures held by subsidiary trusts	163.1	9.3	7.62	154.4	4.3	3.72
Total interest-bearing liabilities	$21,067.8	$284.8	1.81%	$19,435.0	$33.3	0.23%
Non-interest-bearing deposits	6,660.2			7,925.0
Other non-interest-bearing liabilities	463.2			335.7
Stockholders’ equity	3,154.5			3,236.4
Total liabilities and stockholders’ equity	$31,345.7			$30,932.1
Net FTE interest income (non-GAAP)(3)		$676.3			$690.0
Less FTE adjustments’(2)		(5.3)			(5.8)
Net interest income from consolidated statements of income		$671.0			$684.2
Interest rate spread			2.72%			3.20%
Net interest margin			3.16			3.24
Net FTE interest margin (non-GAAP)(3)			3.18			3.27
Cost of funds, including non-interest-bearing demand deposits (4)			1.37			0.16

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs of $1.1 million and $6.3 million at September 30, 2023 and September 30, 2022, respectively.

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

Net interest income decreased $13.2 million during the nine months ended September 30, 2023 as compared the same period in 2022, primarily due to a decrease in interest accretion related to the fair valuation of acquired loans and an increase in interest expense as a result of higher levels and costs of interest-bearing liabilities.
Net interest income included interest accretion related to the fair valuation of acquired loans of $15.0 million during the nine months ended September 30, 2023, compared to interest accretion of $42.0 million for the same period in 2022.
Our net FTE interest margin ratio, a non-GAAP measure, increased 9 basis points for the nine months ended September 30, 2023, as compared to the same period in 2022. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, increased 5 basis points to 3.11% during the nine months ended September 30, 2023, as compared to 3.06% for the same period in 2022.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the nine month periods ended September 30, 2023 and 2022. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$9.7	$21.6	$31.3	$65.1	$100.1	$165.2
Investment securities (1)	(10.7)	11.7	1.0	(4.5)	64.5	60.0
Investment in FHLB and FRB stock	0.9	0.7	1.6	3.0	3.5	6.5
Interest bearing deposits in banks	(0.2)	1.8	1.6	(5.3)	11.4	6.1
Total change	(0.3)	35.8	35.5	58.3	179.5	237.8
Interest bearing liabilities:
Demand deposits	(1.0)	9.2	8.2	(1.1)	25.2	24.1
Savings deposits	(0.7)	27.3	26.6	(0.9)	76.0	75.1
Time deposits	1.1	19.6	20.7	2.1	40.8	42.9
Repurchase agreements	(0.2)	1.1	0.9	(0.2)	3.1	2.9
Other borrowed funds	13.1	18.1	31.2	48.7	53.0	101.7
Long-term debt	—	—	—	(0.1)	(0.1)	(0.2)
Subordinated debentures held by subsidiary trusts	—	1.4	1.4	0.2	4.8	5.0
Total change	12.3	76.7	89.0	48.7	202.8	251.5
Increase in FTE net interest income (1)	$(12.6)	$(40.9)	$(53.5)	$9.6	$(23.3)	$(13.7)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.

(Reduction of) provision for Credit Losses
The Company had a $0.1 million reduction of credit losses, which included a provision for credit losses of $3.2 million on loans held for investment, reduction of credit losses for unfunded commitments of $2.0 million, and a reduction of credit losses for investment securities of $1.3 million during the three months ended September 30, 2023, as compared to an $8.4 million provision for credit losses during same period in 2022. The provision incorporated the impact of net charge-offs of $1.1 million, or an annualized 0.02% of average loans outstanding, for the third quarter of 2023, compared to $12.0 million, or an annualized 0.27% of average loans outstanding during the same period in 2022. Net loan charge-offs in the third quarter of 2023 were composed of charge-offs of $6.2 million and recoveries of $5.1 million.
The provision during the nine months ended September 30, 2023 of $26.8 million included a provision for credit losses on loans held for investment of $25.3 million, provision for credit losses on unfunded commitments of $2.6 million, and a provision reduction of credit losses for investment securities of $1.1 million. This compares to a provision for credit losses of $68.0 million which included a provision for credit losses on loans held for investment of $60.2 million that included the CECL day-2 impact from the Great Western acquisition, provision for credit losses on unfunded commitments of $5.9 million, and a provision for credit losses on held-to-maturity investment securities of $1.9 million during the same period in 2022.

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
Non-Interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the periods indicated:

Non-Interest Income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2023	2022			2023	2022
Payment services revenues	$19.2	$20.4	$(1.2)	(5.9)%	$58.0	$54.7	$3.3	6.0%
Mortgage banking revenues	2.0	2.7	(0.7)	(25.9)	6.9	16.1	(9.2)	(57.1)
Wealth management revenues	8.7	8.5	0.2	2.4	26.5	25.9	0.6	2.3
Service charges on deposit accounts	6.0	5.7	0.3	5.3	17.0	19.7	(2.7)	(13.7)
Other service charges, commissions and fees	2.2	4.7	(2.5)	(53.2)	7.0	12.6	(5.6)	(44.4)
Investment securities losses, net	—	(24.2)	24.2	(100.0)	(23.5)	(24.4)	0.9	(3.7)
Other income	3.9	5.1	$(1.2)	(23.5)	10.6	17.0	(6.4)	(37.6)
Total non-interest income	$42.0	$22.9	$19.1	83.4%	$102.5	$121.6	$(19.1)	(15.7)%
Total non-interest income increased $19.1 million for the three months ended September 30, 2023, as compared to the same period in 2022 and decreased $19.1 million for the nine months ended September 30, 2023, as compared to the same period in 2022. Significant components of this fluctuation are discussed below.
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.2 million during the three months ended September 30, 2023 and increased $3.3 million during the nine months ended September 30, 2023, as compared to the same periods in 2022. The increase during the nine months ended September 30, 2023 reflects higher credit and debit card volume in addition to an additional month of revenues related to the acquisition of GWB on February 1, 2022.
Mortgage banking revenues include gains on residential real estate loans sold, net mortgage servicing revenues and direct costs related to loans sold (including amortization, mortgage servicing rights impairment and recoveries and other expenses), and origination and processing fees on residential real estate loans held for sale. Mortgage banking revenues decreased $0.7 million during the three months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, mortgage banking revenues decreased $9.2 million compared to the same period in 2022. Included in the nine months ended September 30, 2022 was a $3.4 million recovery of mortgage servicing rights impairment. Excluding the 2022 impairment recovery, mortgage banking revenues decreased $5.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in mortgage banking revenues was driven by a decline in home loan production volume, largely as a result of higher interest rates during the nine months ended September 30, 2023, and tighter gain-on-sale spreads.
Service charges on deposit accounts are primarily driven by service fees and overdraft charges on deposit accounts. Service charges on deposit accounts increased $0.3 million during the three months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, service charges on deposit accounts decreased $2.7 million, as compared to the same period in 2022, primarily due to the company’s discontinuance of assessing non-sufficient fund fees and a reduction of overdraft fees on April 1, 2022 for the legacy footprint and as of May 23, 2022 for the acquired GWB footprint.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees decreased $2.5 million during the three months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, other service charges, commissions and fees decreased $5.6 million as compared to the same period in 2022. The decreases during the three and the nine months ended September 30, 2023 were primarily the result of decreased swap fee revenues earned on derivative interest rate swap contracts offered to clients.

Investment securities losses, net includes realized gains and losses associated with the sales of investment securities. Investment securities losses, net was zero during the three months ended September 30, 2023 compared to a net loss of $24.2 million in the same period in 2022. The 2022 period included the loss of $46.3 million incurred on the sale of $500 million in U.S. treasury notes previously swapped. The loss incurred on the sale was offset by the recognition of a deferred swap termination gain of $22.1 million. During the nine months ended September 30, 2023, investment securities losses, net increased $0.9 million as compared to the same period in 2022 due to the disposition of $853.0 million in carrying value of available-for-sale investment securities during the first quarter of 2023 compared to the aforementioned loss in 2022.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income decreased $1.2 million during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a loss on the sale of loans held for sale during the three months ended September 30, 2023. Other income decreased $6.4 million during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due a decrease in the credit valuation discount on derivatives acquired in the GWB acquisition, gain on the disposition of the GWB acquired subordinated debt, and gains on the sale of premises and equipment during the nine months ended September 30, 2022 compared to an increase in life insurance proceeds offset by a loss on the sale of loans held for sale during the nine months ended September 30, 2023.
Non-Interest Expense
Non-interest expense decreased $12.1 million during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily the result of a decrease in incentive compensation accrued during the three months ended September 30, 2023 and a decrease in acquisition expenses related to the GWB acquisition incurred during the three months ended September 30, 2022.
Non-interest expense decreased $99.9 million during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was the result of lower incentive compensation accruals and a decrease in acquisition expenses related to the GWB acquisition incurred during the nine months ended September 30, 2022, partially offset by increased expenses in 2023 as a result of three full quarters of combined operations, post-GWB acquisition. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Note 2 – Acquisitions” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
The following table presents the composition of our non-interest expense as of the periods indicated:

Non-Interest Expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2023	2022			2023	2022
Salaries and wages	$65.4	$71.9	$(6.5)	(9.0)%	$199.1	$206.7	$(7.6)	(3.7)%
Employee benefits	19.7	19.6	0.1	0.5	61.8	60.2	1.6	2.7
Outsourced technology services	14.5	15.9	(1.4)	(8.8)	44.5	40.0	4.5	11.3
Occupancy, net	11.7	11.3	0.4	3.5	35.9	32.5	3.4	10.5
Furniture and equipment	5.3	5.8	(0.5)	(8.6)	16.8	17.0	(0.2)	(1.2)
OREO expense, net of income	0.5	—	0.5	NM	1.3	0.1	1.2	NM
Professional fees	5.1	5.1	—	—	14.9	14.5	0.4	2.8
FDIC insurance premiums	5.0	4.1	0.9	22.0	15.4	10.2	5.2	51.0
Other intangibles amortization	3.9	4.1	(0.2)	(4.9)	11.8	11.8	—	—
Other expenses	30.0	31.4	(1.4)	(4.5)	89.3	82.7	6.6	8.0
Acquisition related expenses	—	4.0	(4.0)	(100.0)	—	115.0	(115.0)	NM
Total non-interest expense	$161.1	$173.2	$(12.1)	(7.0)%	$490.8	$590.7	$(99.9)	(16.9)%
The increases in employee benefits, outsourced technology services, and occupancy, net, during the nine-month period ended September 30, 2023, as compared to the same period in 2022, are primarily due to having a full first quarter 2023 of expenses from additional costs resulting from the GWB acquisition.

Salaries and wages expense decreased $6.5 million during the three months ended September 30, 2023, as compared to the same period in 2022. Salaries and wages decreased $7.6 million during the nine months ended September 30, 2023 as compared to the same period in 2022. The decreases during the three and the nine months ended September 30, 2023 are the result of lower mortgage loan originator commissions and lower levels of incentive accruals during the 2023 periods as compared to 2022, partially offset by inflationary wage pressure and severance costs primarily related to permanent staffing reductions within the mortgage group during the second quarter of 2023.
FDIC insurance premiums increased $0.9 million during the three months ended September 30, 2023 compared to the same period in 2022 and increased $5.2 million during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily attributable to the incremental two basis point assessment fee imposed by the FDIC which began in the first quarter of 2023. The Company is expecting additional FDIC expenses related to the Notice of Proposed Rulemaking by the FDIC in May 2023. To recover the cost associated with protecting uninsured depositors during the recent bank failures, the proposal would implement a 12.5 basis point annual special assessment on uninsured deposits reported in bank’s call reports as of December 31, 2022, excluding the first $5.0 billion of uninsured deposits. The FDIC is proposing to collect the special assessment for an estimated eight consecutive quarters beginning with the first quarter 2024. A final rule is not expected until later in 2023 after a public comment period and the FDIC's final deliberations have concluded. As proposed, the estimated impact of the special assessment is approximately $9.8 million, which is expected to be recognized upon the rule's final issuance. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $1.4 million during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in credit card rewards. Other expenses increased $6.6 million during the nine months ended September 30, 2023, as compared to the same period in 2022, mainly attributable to swap servicing fees, sales and use taxes, credit and debit card processing, credit card rewards, and increases in fraud losses.
Income Tax Expense
Our effective tax rate was 23.2% for the three months ended September 30, 2023 compared to 20.7% for the three months ended September 30, 2022 and 23.4% for the nine months ended September 30, 2023 compared to 20.9% for the same period in 2022.
Financial Condition
Total Assets
Total assets decreased $1,747.0 million, or 5.4%, to $30,540.8 million as of September 30, 2023, from $32,287.8 million as of December 31, 2022, primarily due to a decrease in cash and cash equivalents and investment securities as a result of a decline in deposits and securities sold under repurchase agreements, partially offset by an increase in loans held for investment. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022.
Investment Securities
We manage our investment portfolio primarily as a source of liquidity. In doing so, we seek to obtain the highest yield possible within our risk tolerance and liquidity guidelines, while satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, collateralized loan obligations, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities decreased $1,510.7 million, or 14.5%, to $8,887.2 million, or 29.1% of total assets, as of September 30, 2023, from $10,397.9 million, or 32.2% of total assets, as of December 31, 2022. The decrease was the result of the disposition of $853.0 million of investment securities during the first quarter of 2023, normal amortization of the portfolio that was used to pay down short-term borrowings, and declines in fair market values during the period. There have been no new purchases during the nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, the estimated duration of our investment portfolio was 3.7 years.

As of September 30, 2023 and December 31, 2022, we had $8,317.5 million and $2,620.8 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. At September 30, 2023 and December 31, 2022, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.8 million and $1.9 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, increased $114.1 million as of September 30, 2023 as compared to December 31, 2022.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	September 30, 2023	December 31, 2022	$ Change	% Change
Real estate:
Commercial	$8,766.2	$8,528.6	$237.6	2.8%
Construction	1,930.3	1,944.4	(14.1)	(0.7)
Residential	2,212.2	2,188.3	23.9	1.1
Agricultural	731.5	794.9	(63.4)	(8.0)
Total real estate	13,640.2	13,456.2	184.0	1.4
Consumer:
Indirect	751.7	829.7	(78.0)	(9.4)
Direct and advance lines	142.3	152.9	(10.6)	(6.9)
Credit card	71.6	75.9	(4.3)	(5.7)
Total consumer	965.6	1,058.5	(92.9)	(8.8)
Commercial	2,925.1	2,882.6	42.5	1.5
Agricultural	690.5	708.3	(17.8)	(2.5)
Other, including overdrafts	5.0	9.2	(4.2)	(45.7)
Deferred loan fees and costs	(13.1)	(15.6)	2.5	(16.0)
Loans held for investment, net of deferred loan fees and costs	$18,213.3	$18,099.2	$114.1	0.6%
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $22.2 million, or 37.5%, to $81.4 million, as of September 30, 2023, from $59.2 million as of December 31, 2022, primarily due to construction and commercial real estate loans. As of September 30, 2023 there were approximately $37.4 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $3.2 million as of September 30, 2023, a decrease of $3.2 million, or 50.0%, from $6.4 million as of December 31, 2022.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $1.1 million, or 8.7%, to $11.6 million as of September 30, 2023, from $12.7 million as of December 31, 2022 as a result of valuation adjustments to OREO properties.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	September 30, 2023	December 31, 2022
Non-performing loans:
Non-accrual loans	$81.4	$59.2
Accruing loans past due 90 days or more	3.2	6.4
Total non-performing loans	84.6	65.6
OREO	11.6	12.7
Total non-performing assets	$96.2	$78.3

Non-accrual loans to loans held for investment	0.45%	0.33%
Non-performing loans to loans held for investment	0.46	0.36
Non-performing assets to loans held for investment and OREO	0.53	0.43
Non-performing assets to total assets	0.31	0.24
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2023	Percent of Total	December 31, 2022	Percent of Total
Real estate:
Commercial	$31.0	36.6%	$20.7	31.5%
Construction	17.9	21.2	4.3	6.6
Residential	10.5	12.4	7.6	11.6
Agricultural	5.4	6.4	7.6	11.6
Total real estate	64.8	76.6	40.2	61.3
Consumer	4.1	4.8	4.3	6.6
Commercial	12.5	14.8	12.3	18.7
Agricultural	3.2	3.8	8.8	13.4
Total non-performing loans	$84.6	100.0%	$65.6	100.0%
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
Our allowance for credit losses was $226.7 million, or 1.24% of loans held for investment as of September 30, 2023 compared to $220.1 million, or 1.22% of loans held for investment, as of December 31, 2022. The increase in the percentage from December 31, 2022 is primarily a result of loan growth and credit migration. The Company’s allowance for off-balance sheet credit losses was $18.8 million as of September 30, 2023, compared to $16.2 million as of December 31, 2022.

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
The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022

Beginning balance	$224.6	$226.1	$220.1	$213.0	$220.4
Provision for credit losses	3.2	9.9	12.2	8.2	4.6
Charge offs:
Real estate
Commercial	1.7	0.3	4.3	0.8	5.8
Construction	—	9.7	—	(0.1)	6.6
Residential	0.1	—	0.5	0.1	0.1
Consumer	3.7	3.3	3.4	2.6	2.9
Commercial	0.7	0.8	0.7	1.8	0.8
Total charge-offs	6.2	14.1	8.9	5.2	16.2
Recoveries:
Real estate
Commercial	3.4	0.6	0.1	0.5	1.8
Construction	—	—	—	0.2	0.1
Residential	0.1	—	—	0.1	0.1
Agricultural	—	0.2	0.1	0.3	—
Consumer	1.1	1.4	1.2	1.0	1.2
Commercial	0.5	0.4	1.0	0.4	1.0
Agricultural	—	0.1	0.3	1.6	—
Total recoveries	5.1	2.7	2.7	4.1	4.2
Net charge-offs	1.1	11.4	6.2	1.1	12.0
Ending balance	$226.7	$224.6	$226.1	$220.1	$213.0

Allowance for off-balance sheet credit losses:
Beginning balance	$20.8	$17.8	$16.2	$9.7	$6.2
(Reversal of) provision for credit losses	(2.0)	3.0	1.6	6.5	3.5
Ending balance	$18.8	$20.8	$17.8	$16.2	$9.7

Allowance for credit losses on investment securities:
Beginning balance	$2.1	$3.3	$1.9	$1.9	$1.6
(Reversal of) provision for investment securities	(1.3)	(1.2)	1.4	—	0.3
Ending balance	$0.8	$2.1	$3.3	$1.9	$1.9

Total allowance for credit losses	$246.3	$247.5	$247.2	$238.2	$224.6
Total (reversal of) provision for credit losses	(0.1)	11.7	15.2	14.7	8.4
Loans held for investment	18,213.3	18,263.4	18,245.7	18,099.2	17,603.5
Average loans	18,317.4	18,351.5	18,273.6	17,920.5	17,543.8
Net loans charged-off to average loans, annualized	0.02%	0.25%	0.14%	0.02%	0.27%
Allowance to non-accrual loans	278.50	260.86	279.83	371.79	268.26
Allowance to loans held for investment	1.24	1.23	1.24	1.22	1.21

Total Liabilities
Total liabilities decreased $1,758.7 million, or 6.0%, to $27,455.3 million as of September 30, 2023, from $29,214.0 million as of December 31, 2022, primarily due to decreases in deposits, securities sold under repurchase agreements, and other borrowed funds, partially offset by an increase in accrued interest payable. Significant fluctuations in liability accounts are discussed below.

Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $1,394.1 million, or 5.6%, to $23,679.5 million as of September 30, 2023, from $25,073.6 million as of December 31, 2022, primarily due to a decrease in business-related non-interest-bearing balances and interest-bearing demand and savings deposits, partially offset by increases in time deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2023	Percent of Total	December 31, 2022	Percent of Total
Non-interest-bearing demand	$6,402.6	27.0%	$7,560.0	30.2%
Interest bearing:
Demand	6,317.9	26.7	7,205.9	28.7
Savings	7,796.3	32.9	8,379.3	33.4
Time, $250k and over	817.1	3.5	438.0	1.8
Time, other (1)	2,345.6	9.9	1,490.4	5.9
Total interest-bearing	17,276.9	73.0	17,513.6	69.8
Total deposits	$23,679.5	100.0%	$25,073.6	100.0%

(1)Included in “Time, other” are Certificate of Deposit Account Registry Service, or CDARS, deposits of $50.9 million and $36.6 million as of September 30, 2023 and December 31, 2022, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at September 30, 2023 was $7.9 billion, or 33.2% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of our client’s business. Securities sold under repurchase agreement balances decreased $163.4 million, or 15.5%, to $889.5 million as of September 30, 2023, from $1,052.9 million as of December 31, 2022.
Other Borrowed Funds
Other borrowed funds decreased $260.0 million as of September 30, 2023 compared to December 31, 2022, primarily due to the repayment of advances by the Company resulting in the Company’s lower outstanding borrowings with the FHLB during 2023.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $11.7 million, or 0.4%, to $3,085.5 million as of September 30, 2023, from $3,073.8 million as of December 31, 2022, due to the retention of earnings, which was partially offset by a modest increase to the unrealized losses on available-for-sale securities through other comprehensive income, by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and by cash dividends paid.
On October 24, 2023, the Company’s board of directors declared a dividend of $0.47 per common share, payable on November 16, 2023, to common stockholders of record as of November 6, 2023. The dividend equates to a 7.2% annual yield based on the $26.10 average closing pricing of the Company’s common stock during the third quarter of 2023.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2023 and December 31, 2022, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, Federal Reserve’s Bank Term Funding Program (“BTFP”), and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, the issuance of securities, borrowings and other debt financing, and increases in client deposits.
For the nine months ended September 30, 2023, net cash provided by operating activities was $358.7 million, net cash provided by investing activities was $1,329.7 million and net cash used in financing activities was $1,965.8 million. Major uses of cash were $1,394.1 million in outflows of deposits, $260.0 million in repayment of other borrowed funds, and the extension of credit to clients of $128.7 million. A major source of cash included $1,276.3 million in repayment of loans at maturity, exercise of call options, principal pay downs, and sales of available-for-sale securities. Total cash and cash equivalents were $593.1 million as of September 30, 2023, compared to $870.5 million as of December 31, 2022 and $591.9 million as of September 30, 2022. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I, Item 1. For additional information regarding our deposits, see “Financial Condition – Deposits,” include in Part I, Item 2.
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
The Company continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We are not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, we are not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us. The Bank satisfies incremental liquidity needs with either liquid assets or external funding sources. Available liquidity includes cash, FHLB advances and Federal Reserve Bank (FRB) borrowings, through either the discount window or the newly established BTFP. The Bank has pledged its investment securities portfolio to access wholesale funding as needed and does not intend to sell or restructure securities at this time.
Through the Bank’s relationship with the FHLB, the Bank owns $93.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB. As of September 30, 2023, the Bank had no short-term advances outstanding at FHLB and $2,067.0 million in outstanding FHLB borrowings consisting of fixed rate borrowings with tenors of up to five months. The Bank’s remaining borrowing capacity with the FHLB was $4,764.4 million as of September 30, 2023.
The Bank had no short-term borrowings outstanding with the Federal Reserve Bank's BTFP as of September 30, 2023. As of September 30, 2023, the Bank’s remaining borrowing capacity with the BTFP was $2.5 billion and its remaining borrowing capacity at the Federal Reserve Discount Window was $0.7 billion.
In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Bank had additional liquidity of $2.5 billion available via cash, unpledged bond collateral, and the federal funds market as of September 30, 2023.

Recent Accounting Pronouncements
See “Note – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.
Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net interest income	$213.7	$266.8	$671.0	$684.2
Add tax exempt securities	0.1	0.2	0.5	0.8
Add tax exempt loans	1.6	1.9	4.8	5.0
Net FTE interest income (non-GAAP)	215.4	268.9	676.3	690.0
Less purchase accounting accretion (non-GAAP)	5.2	17.7	15.0	42.0
Adjusted net FTE interest income (non-GAAP)	$210.2	$251.2	$661.3	$648.0

Total interest-earning assets	$27,796.8	$28,731.2	$28,390.4	$28,205.6

Net interest margin	3.05%	3.68%	3.16%	3.24%
Net FTE interest margin (non-GAAP)	3.07%	3.71%	3.18%	3.27%
Adjusted net FTE interest margin (non-GAAP)	3.00%	3.47%	3.11%	3.06%

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Based on the changes in interest rates and the composition of the Company’s balance sheet subsequent to December 31, 2022, the following update of the Company’s assessment of market risk as of September 30, 2023 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, our income simulation model predicted net interest income would decrease by 3.28% on an immediate upward 100 basis point parallel shock over the following twelve months, assuming a static balance sheet, which was lower than the previous increase of 0.17% as of December 31, 2022, and increase 5.22% on an immediate downward 100 basis point parallel shock. Assuming a 2.0% gradual reduction in interest rates during each of the next four consecutive quarters, net interest income would increase 5.81%.
Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2023, an evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, such control.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2023.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2023.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
July 1, 2023 to July 31, 2023	295	$25.79	—	—
August 1, 2023 to August 31, 2023	19	28.30	—	—
Sept 1, 2023 to Sept 30, 2023	180	25.65	—	—
Total	494	$25.84	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Information Required by Item 407(c)(3) of Regulation S-K. During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

10.1
Employment Agreement by and between Lorrie Asker, First Interstate BancSystem, Inc. and First Interstate Bank, effective August 24, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 28, 2023).

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 3, 2023	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	November 3, 2023	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer