Form 10-K
period 2023-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2024-02-29
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 001-34653
FIRST INTERSTATE BANCSYSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware		81-0331430
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
401 North 31st Street
Billings,	MT	59101
(Address of principal executive offices)		(zip code)
(406) 255-5311
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.00001 par value	FIBK	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.1 billion.
As of January 31, 2024, there were 103,935,844 shares outstanding of the registrant’s Common stock.

Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 22, 2024. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

PART I
Cautionary Note Regarding Forward-Looking Statements
When we refer to “we,” “our,” “us,” “First Interstate,” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly -owned subsidiary, First Interstate Bank, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean only First Interstate Bank.
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
Summary Risk Factors
An investment in shares of our common stock involves a high degree of risk. If any of the factors enumerated below and described in more detail in the section entitled "Risk Factors" under Item 1A of this report occurs, our business, financial condition, liquidity, results of operations, and prospects could be materially and adversely affected. In that case, the market price for our common stock could decline, and you may lose some or all of your investment. Some of the most material risks relating to an investment in our common stock include the impact or effect on our Company and its operating results, or its investors, of:
Regulatory and Compliance Risks, including:
•new or changes in existing, governmental regulations;
•negative developments in the banking industry and increased regulatory scrutiny;
•tax legislative initiatives or assessments;
•more stringent capital requirements, to the extent they may become applicable to us;
•changes in accounting standards;
•any failure to comply with applicable laws and regulations, including, but not limited to, the CRA and fair lending laws, the USA PATRIOT ACT, OFAC guidelines and requirements, the BSA, and the related FinCEN and FFIEC Guidelines and regulations (as each of such terms and acronyms is defined below); and
•federal deposit insurance increases;
Credit Risks, including:
•lending risks and risks associated with loan sector concentrations;
•a decline in economic conditions that could reduce demand for our products and services and negatively impact the credit quality of loans;
•loan credit losses exceeding estimates;
•exposure to losses in collateralized loan obligation securities;
•changes to United States trade policies, including the imposition of tariffs and retaliatory tariffs; and
•the soundness of other financial institutions;
Liquidity Risks, including:
•the ability to meet cash flow needs and availability of financing sources for working capital and other needs;
•a loss of deposits or a change in product mix that increases the Company’s funding costs; and
•inability to access funding or to monetize liquid assets;

Market Risks, including:
•changes in interest rates; and
•interest rate effect on the value of our investment securities;
Operational Risks, including:
•cybersecurity risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information;
•privacy, information security, and data protection laws, rules, and regulations that affect or limit how we collect and use personal information;
•the potential impairment of our goodwill and other intangible assets;
•our reliance on other companies that provide key components of our business infrastructure;
•events that may tarnish our reputation;
•main stream and social media contagion;
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
•competition from new or existing financial institutions and non-banks;
•investing in technology; and
•incurrence of significant costs related to mergers and related integration activities;
Common Stock Risks, including:
•the volatility in the price and trading volume of our common stock;
•“anti-takeover” provisions in our certificate of incorporation and regulations, which may make it more difficult for a third party to acquire control of us even in circumstances that could be deemed beneficial to stockholders;
•changes in our dividend policy or our ability to pay dividends;
•our common stock not being an insured deposit;
•the potential dilutive effect of future equity issuances; and
•the subordination of our common stock to our existing and future indebtedness;
General Risk Factors, including:
•the impact of the combined deficiencies resulting in a material weakness in our internal control over financial reporting;
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
Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 304 banking offices, including branches and detached drive-up facilities, in communities across 14 states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas.

We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Historically, the Company’s authorized common stock had consisted of 200,000,000 shares, of which 100,000,000 shares were designated as Class A common stock and 100,000,000 were designated as Class B common stock. The Class A common stock had one vote per share while the Class B common stock had five votes per share and was convertible to Class A common stock on a share-for-share basis. On March 24, 2022, the record date for our first annual stockholders’ meeting following the completion of the Great Western Bank (“GWB”) acquisition on February 1, 2022, all outstanding shares and rights to acquire shares of Class B common stock were automatically converted into the same number of outstanding shares and rights to acquire the same number of shares, as applicable, of Class A common stock. As a result, we now have only one class of common stock outstanding and issuable upon exercise of outstanding rights to acquire common stock, all with equivalent voting rights: namely, common stock. The Class A common stock is traded on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.” Since our initial public offering, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, Community 1st Bank, and GWB. As of December 31, 2023, we had consolidated assets of $30.7 billion, deposits of $23.3 billion, loans held for investment of $18.3 billion, and total stockholders’ equity of $3.2 billion.
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

Community Banking
We have one operating segment—community banking. Community banking encompasses commercial, governmental, and consumer banking services provided through our Bank: primarily the acceptance of deposits, the extension of credit, mortgage loan origination and servicing, and wealth management, which includes trust, employee benefit, investment management, insurance, agency, and custodial services to individuals, businesses, and nonprofit organizations. Our philosophy emphasizes a local focus through a personalized service approach while also strengthening the communities in our market areas through community involvement, service activities, and philanthropy. We grant our banking offices significant authority in delivering products in response to local market considerations and client needs. This autonomy enables our banking offices to remain competitive by quickly responding to local market conditions and enhancing relationships with our clients in those markets. While our banking offices enjoy a level of flexibility, they remain accountable to company-wide standards and established limits on their authority and discretion. This combination of authority and accountability allows our banking offices to provide personalized service and localized community support while at the same time remaining focused on our overall financial vitality.
Lending Activities
We offer real estate, consumer, commercial, agricultural, and other loans to individuals, government entities, and businesses in our market areas. We have comprehensive credit policies that establish company-wide underwriting and documentation standards to manage the lending process and limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies and procedures, which generally specify that loans:
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
In addition, our credit policies include lending limitations to minimize concentrations of credit in agricultural, commercial, real estate, or consumer loans. Furthermore, the criteria meeting our underwriting standards must be documented, with exceptions noted, as a part of the loan approval process.
While each loan must meet minimum underwriting standards, qualified bankers are granted levels of credit authority for approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Lending authorization is established at individual, branch, and market levels. Credit authorization is established and assigned based on the credit experience and credit acumen of each branch loan officer. Credit authorization is under the direction of our Chief Credit Officer or such officer’s designee and is reviewed on an ongoing basis. Credit granted over the authority of our loan officers are approved by designated Credit Officers and/or the Chief Credit Officer with the concurrence of our Chief Risk Officer as necessary.
Deposit Products
We offer traditional depository products including checking, savings, and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Bank to our clients under an agreement to repurchase the investment securities at a specified time or on demand. All outstanding repurchase agreements are due in one business day. Additionally, the Company is a member of the IntraFi Network, which allows banking clients insured cash sweep products with access to FDIC insurance protection on deposits that exceed FDIC insurance limits.
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
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.
Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Arizona	0.3	21	9
Colorado	0.5	26	20
Idaho	4.3	8	22
Iowa	1.9	9	45
Kansas	0.1	158	2
Minnesota	—	305	1
Missouri	0.1	142	6
Montana	16.6	2	42
Nebraska	2.5	7	44
North Dakota	0.1	74	1
Oregon	2.5	9	33
South Dakota	0.5	5	46
Washington	0.4	29	18
Wyoming	13.7	1	15
Total			304
(1) Source: FDIC.gov-data as of June 30, 2023.
(2) As of December 31, 2023.
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
The Bank is subject to supervision and regular examination by its primary banking regulators, the Federal Reserve and the Montana Department of Administration, Division of Banking and Financial Institutions (the “Montana Division”). The Bank is also subject to supervision and examination by the Consumer Financial Protection Bureau (“CFPB”).
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
The extensive regulation of the Bank limits both the activities in which the Bank may engage and the conduct of its permitted activities. Further, the laws and regulations impose reporting and information collection obligations on the Bank. The Bank incurs significant costs relating to compliance with various laws and regulations and the collection and retention of information. As the regulatory framework for bank holding companies and banks continues to evolve and become more complex, the cost of complying with regulatory requirements continues to increase.

Financial and Bank Holding Company
First Interstate is a bank holding company and has registered as a financial holding company under regulations issued by the Federal Reserve. As a financial holding company, we may engage in business activities that are determined by the Federal Reserve to be financial in nature or incidental to financial activities as well as all activities authorized generally to bank holding companies. We may continue to engage in authorized financial activities provided that we remain a financial holding company and are “well-capitalized” and “well-managed.” We do not currently engage in significant financial holding company business or activities not otherwise permitted generally for bank holding companies.
Under federal law, First Interstate is required to serve as a source of financial and managerial strength to the Bank, which may include providing financial assistance to the Bank if the Bank experiences financial distress. Under existing Federal Reserve source of strength policies, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to a subsidiary bank.
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
Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2023, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 16.6% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.
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
In addition, to recover costs associated with protecting uninsured depositors during the bank failures in the first half of 2023, in November 2023, the FDIC implemented a 13.4 basis point annual special assessment on uninsured deposits above $5 billion, to be collected during an anticipated eight consecutive quarters beginning with the first quarter of 2024. The Company accrued $10.5 million in the fourth quarter of 2023 for the special assessment. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations. The special assessment is in addition to the assessment rates finalized as part of FDIC’s Amended Restoration Plan. As of June 30, 2023, the DIF balance was $117 billion and the DIF Reserve Ratio had decreased from 1.25% as of December 31, 2022 to 1.1% as of June 30, 2023. Despite this decrease, caused in part by the costs associated with the bank failures in the first half of 2023, the FDIC projects that the DIF Reserve Ratio will reach the statutory minimum ahead of the statutory deadline of September 30, 2028, consistent with the FDIC’s Amended Restoration Plan which became effective as of January 1, 2023.
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
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, also known as Regulation II, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions, which alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets. Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to specify, among other things, that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule became effective July 1, 2023. In October 2023, the Federal Reserve proposed revising Regulation II to lower the cap from its current rate of 21 cents and .05% of the transaction, plus a one-cent fraud-prevention adjustment, to 14.4 cents and .04% per transaction and a 1.3 cents fraud-prevention adjustment, effective June 30, 2025. We are subject to the interchange fee cap and having at least two unaffiliated payment card networks because our assets exceed $10 billion.

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
Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016, but the SEC is expected to resurrect this issue as a new proposed rule in 2024. Although final rules had not been adopted as of as of December 31, 2023, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
Cybersecurity
Federal regulators have issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
For additional discussion on cybersecurity, see Part I, Item 1C, “Cybersecurity” included herein.
Human Capital
Culture is critically important to the Company’s success; our people are our number one priority. We approach our culture with an aspirational lens. It is not a stand-alone initiative or program—it is integrated in our systems, our processes, and our DNA. Our values guide how we make decisions, treat each other, and serve our clients.
Employee Base
As of December 31, 2023, we employed 3,585 full-time equivalent employees, with none represented by a collective bargaining agreement. This represents a decrease of 198 employees from December 31, 2022. As of December 31, 2023, approximately 68.2% of our workforce was female, 31.6% was male, and 0.2% have not declared. The executive team is comprised of 75.0% female and 25.0% male, and the Company’s senior leadership team was 45.5% female and 54.5% male.

Commitment to Community / Volunteerism
We are “all-in” when it comes to giving back—with time, money, and heart. We have a vested interest in the strength of our communities and strive to make them better places to live and work. Each year, the Company creates commitment to community plans for all our markets, which includes donating a portion of our net income before tax for charitable purposes. These plans help align strategies for philanthropy, volunteering and leadership, financial education outreach, community development, and sustainability.
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
Compensation and Benefits
We strive to provide competitive wages, benefits, and programs that meet the varying needs of our workforce. We continually review our programs to ensure we remain competitive and take care of our employees. In 2023, we increased the salary threshold for the Childcare Assistance Program (CCAP) from $60,000 to $70,000. We added a second Dental Plan option giving our employees a more affordable option. To our VSP vision Plan we added VSP Lightcare which gives non-prescription wearers a sun glass or blue light filtering glass option.
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
In our ongoing commitment to fostering a dynamic and competitive workforce, we have dedicated significant time and resources to nurture our talent. In 2023, we made strides in employee development, offering multifaceted development programs centered around neuroscience and emotional intelligence. This initiative was complimented by role-based training programs and on-demand learning opportunities and resources, reinforcing our commitment to equipping our workforce with the skills needed to excel in our markets. We have expanded our Individual Development plan process and instituted executive coaching programs for successors, ensuring preparedness for the future.

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
In 2023 the Company focused its efforts on education, employee connection, and communications. We expanded our DEI Council to ensure further geographic representation and formalized our Council Governance. We championed DEI initiatives in the communities we serve and engaged with new partners to ensure we are recruiting and retaining diverse talent across our footprint. Kevin Riley, CEO and President, signed the CEO Action Pledge that aligns First Interstate Bank with 2,000 other organizations which pledge to take action to cultivate environments where diverse experiences and perspectives are welcomed.
In the second quarter of 2023, we invited all employees to complete our customized LinkedIn Learning Path. During that time frame, 2,870 employees completed the Learning Path. This Learning Path has been added to new employee onboarding materials to provide them the opportunity to experience the same robust learning opportunities our existing employees received. This Learning Path serves as the foundation for our 3-part Leading the Way to DEI training, our in-house training program. In 2022, our DEI Council, HR team, and Executive and Senior Leadership Team participated in the first iterations of Leading the Way. We then rolled the training out to the people leaders in our company with multiple session options over a 3-month period; over 600 leaders participated in Leading the Way training. We created bridge resources for managers to use with their teams to prepare them for the Leading the Way training that will be rolled out to all employees in the spring of 2024.
We also spent time updating and refining our DEI resources and communications both internally and externally. We launched the Diversity, Equity, and Inclusion page of our corporate site to further the visibility of our commitment to our communities and potential candidates. We invested time in our internal intranet page to provide additional resources and align our internal and external DEI messaging.
We continued our Collective Learning Series where we host a monthly educational and community-building webinar series. These hour-long, web-based connections allow for a more in-depth look into the DEI topics we have explored in Inet articles, as well as other topics employees and leaders are passionate and curious about. The Collective Learning Series is an opportunity to show the explicit link between our Mission to help people and their money work better together and DEI. In 2023, we engaged employees at every level of the Company on topics ranging from Heritage month celebrations to Neurodiversity to mental health. Over 1,400 employees attended in 2023.
We believe that when nobody gets left behind, everybody moves forward. We are committed to moving forward with our work while making an impact and difference for our communities and employees.
Website Access to SEC Filings
The Company’s electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, as well as amendments to these reports and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available at no cost through our website at www.FIBK.com by clicking through the “Financials” tab found there and selecting “SEC Filings,” as soon as reasonably practicable after the Company files such material with, or furnishes such materials to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov. In addition, we routinely post important information for investors on our website at www.FIBK.com. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Our website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.
Item 1A. Risk Factors
Like other financial institutions and bank holding companies, the success of our business is subject to a number of risks and uncertainties, many of which are outside of our control. The material risks and uncertainties of which we are currently aware are set forth below under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, if any of the events or circumstances described below actually occur, our business, financial condition, results of operations, and prospects could be harmed. These risks are not the only ones we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations, and prospects. You should consider carefully the following important factors in evaluating us and our business before you make an investment decision about our securities.

Regulatory and Compliance Risks
New governmental regulations and/or changes in existing governmental regulations could have a material adverse effect on the Company.
The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of clients, the DIF, and the banking system. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years in response, we believe, to various factors including the 2008 financial crisis as well as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. The Company expects its business will remain subject to extensive regulation and supervision.
Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary, and other laws and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the application of existing regulations. In recent years, the CFPB has increased its scrutiny of fee-based business models and various fees on consumer financial products and services, including depositor, overdraft and late fee charges. For example, in February 2023, the CFPB proposed changes that would limit the amount of late fees that could be charged for late credit card payments. Certain elements of the federal government have also expressed an interest in increased regulation of these types of fees. Any of these changes or new legislation could increase our future compliance and other operating expenses and could have a material adverse effect on our business, financial condition, and results of operation.
Negative developments in the banking industry could result in increased regulatory scrutiny.
High profile bank failures in 2023 have led to disruption and volatility, including deposit outflows and an increased need for liquidity at some banks. Events involving adverse developments that affect financial institutions, transactional counterparties or other companies in the banking industry, or concerns or rumors about these or similar events, have in the past and may in the future lead to erosion of confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments.
The recent negative developments in the banking industry are expected to result in modifications to or additional laws and regulations governing banks and bank holding companies. These may include, an increase in capital requirements, modifications to regulatory requirements with respect to liquidity risk management, increased supervision over deposit concentrations, enhanced capital adequacy requirements, more stress testing and contingency planning requirements, implementation of other safe and sound banking practices, or other enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Increased regulatory scrutiny, whether by virtue of new regulations (if any) or during routine examinations, could increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, collateralized deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and in the various state and local jurisdictions where we operate. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States and by state and local tax authorities in all the jurisdictions in which we conduct business operations. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes or apply existing laws and regulations differently, which could result in a significant increase in liabilities for taxes and interest in excess of accrued liabilities and harm our business and financial condition.

New tax legislative initiatives, including increases in the corporate tax rate, may be enacted, negatively impacting our effective tax rate at the federal and state level, and potentially adversely affecting our tax positions or tax liabilities. For example, the U.S. has implemented a 15% minimum tax on corporations and a 1% excise tax on certain share buybacks. We have adopted and completed material share repurchase programs over the past several years as a means by which to return value to shareholders, and the new excise tax may have a material and negative impact on our willingness to engage in such programs in the future or may materially increase our costs associated with engaging in any such programs to the extent we determine to engage in them in the future. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities. In any event, significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential and already implemented changes in tax laws. These and other tax related items could increase our future tax expense, could change our future intentions regarding the use of our earnings, and could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to more stringent capital requirements in the future, the impact of which could have a material risk to our operations.
Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, the FDIC and the federal banking agencies approved a new rule that substantially amended the regulatory risk-based capital rules applicable to us by adopting “Basel III” regulatory capital reforms and other changes required by the Dodd-Frank Act.
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
The minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, refined the definition of what constitutes “capital” for calculating these ratios. The rule required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. In addition, the final rule established a “capital conservation buffer” that, once fully phased in and combined with established minimum common equity, risk-based assets capital, and total capital ratios, will exceed the prompt corrective action “well-capitalized” thresholds (According to the FDIC Improvement Act of 1991, a depository institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 8.0% or greater; a Tier 1 leverage ratio of 5.0% or greater; a common equity Tier 1 capital ratio of 6.5% or greater; and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.).
In January 2019, the phase-in of the capital conservation buffer requirement was completed. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Changes include, among other things:
•Changes to risk-weights under the standardized approach
•Restrictions on the use of models under the advanced approaches
•Revisions to the credit valuation adjustment risk framework
•An overhaul of the operational risk framework, including a more explicit operational risk capital charge under the standardized approach
•Refinements to the leverage ratio framework
•Creation of an output floor on the regulatory capital benefits that a banking organization using the advanced approaches can derive relative to the standardized approach

In September 2022, the federal banking regulators announced their intent to revise U.S. regulatory capital requirements to align with Basel IV requirements, more recently referred to as the Basel III “Endgame,” and in July 2023 issued a notice of proposed rulemaking for comment that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and their depository institutions subsidiaries and banking organizations with significant trading activity. The proposal would not amend the capital requirements applicable to smaller, less complex banking organizations. It is unclear, however, when further guidance will become available and when any changes will go into effect. The impact of Basel IV will depend upon the way it is implemented in the U.S. with respect to institutions like First Interstate and FIB.
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
We are routinely examined by our regulators for compliance with the USA PATRIOT Act, OFAC guidelines and requirements, the BSA, and related FinCEN and FFIEC Guidelines. Failure to maintain and implement adequate programs and fully comply with relevant laws or regulations could have serious legal, financial, and reputational consequences for us, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required, or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these regulations. If any of the foregoing were to come to pass, our business, financial condition, or results of operations could be materially and adversely affected.
Federal deposit insurance premiums could increase further in the future.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional bank failures decreased the DIF. Extraordinary growth in insured deposits during the COVID-19 pandemic caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. To restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance premium rates, including the Bank's premium rates, resulting in increased expenses.
In addition to the FDIC’s restoration plan, the FDIC implemented a special assessment to cover the losses incurred by the DIF in response to the 2023 bank failures. Under this additional special assessment, the Bank was assessed 13.4 basis points annually on an assessment base equal to its estimated uninsured deposits, after excluding the first $5 billion of uninsured deposits. The special assessment will be collected on a quarterly basis for eight quarters beginning with the first quarter of 2024, although the FDIC retained the flexibility to extend the special assessment period and/or impose a one-time shortfall assessment to collect any necessary amounts to fully recover the losses to the DIF.

The FDIC may further increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations. FDIC insurance premiums could increase in the future in response to similar declining economic conditions.
Credit Risks
We may be subject to lending risks and risks associated with loan sector concentrations, which could adversely affect the Company.
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses, particularly considering recent market developments including the recent increases by the Federal Reserve to its benchmark interest rate.
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2023, we had $11.8 billion of commercial loans, including $8.9 billion of commercial real estate loans, representing approximately 64.5% of our loans held for investment portfolio.
Commercial loans may involve greater risks than our other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans can be more sensitive to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of their commercial venture. If the cash flow from business operations is reduced because of adverse conditions, the borrower’s ability to repay the loan may be impaired. Commercial loans are, on average, larger loans as compared to other loans with less readily marketable collateral. Given these factors, losses incurred on commercial real estate and commercial loans could have a material adverse impact on our business, financial condition, and results of operations.
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
Our clients are located predominantly in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Unlike larger banks that are more geographically diversified, our profitability largely depends on the general economic conditions in these areas. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity, and results of operations:
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

Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for our investment securities and other interest-earning assets. The Federal Reserve stated its current objective is to return the rate of inflation to 2% and it has been aggressively acting to achieve this goal. Throughout 2022 and 2023, the Federal Reserve has raised the federal funds rate to its current targeted rate between 5.25% and 5.5% in an effort to curb inflation. With the general inflationary pressures easing, the Federal Reserve slowed it’s pace of raising interest rates in the second half of 2023. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. To the extent these monetary policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
Deflationary pressures, while possibly lowering our operating costs, could also have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.
Additionally, a significant decline in general economic conditions caused by the economic slowdown in Europe and the United States, the impact of trade negotiations, escalating tensions with China, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia’s military action in Ukraine, and the conflict in Israel and the surrounding regions, the outbreak of other international or domestic hostilities or other unrest, a default by the United States or other governments in repaying financial obligations, a shutdown of all or part of the United States government or other governments, the effects of pandemics or other health crises, acts of terrorism, climate-related events such as prolonged drought, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.
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
We invest in certain AAA senior tranches of the capital structure in CLO securities. The senior tranche takes priority with respect to the interest and principal cash flows of the CLO security, while retaining the last priority in a loss scenario. The senior tranches are relatively more liquid than the subordinated notes due to the accompanying credit enhancement. The value of any investment in this asset class could decrease depending on the performance of the underlying collateral in the CLO. As of December 31, 2023, we had available-for-sale CLO securities with an estimated fair value of $1,119.7 million, or 19.2% of our available-for-sale investment portfolio.
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
Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties. For example, we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies or the financial services industry at times have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to increased credit risk in the event of default of a counterparty or client.
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
Additionally, deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. We may experience potential stresses on liquidity management. We may see deposit levels decrease as clients adjust to distressed economic conditions by using the funds that would otherwise be savings. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged as collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities, the sale of available-for-sale securities which may require the sale of securities in a loss position, securities sold under repurchase agreements, federal funds purchased, and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
Additionally, our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors specific to us, the financial services industry, or the economy in general. Factors that could reduce our access to liquidity sources include a downturn in our local or national economies, unfavorable market conditions, difficult or illiquid credit markets, impairments on the value of the collateral we use to secure certain of our borrowings, or adverse regulatory actions against us. A failure to maintain adequate liquidity could have a material, adverse effect on our regulatory standing, business, financial condition, and results of operations.
Loss of deposits or a change in deposit mix could increase the Company’s funding costs and negatively affect the Company’s operations.
Deposits are a low cost and stable source of funding. We depend on checking and savings, negotiable order of withdrawal, money market deposit account balances, and other forms of client deposits as our primary source of funding. Deposit levels may be affected by several factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. The availability of internet banking products has increased the mobility of client deposits. We compete with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding. Clients may shift their deposits into higher-cost products, or the Company may need to raise its interest rates to remain competitive in the marketplace. Higher funding costs reduce the Company’s net interest income and net income.

We experienced modest changes in our total outstanding deposit balances following the bank closures in March and May 2023 and related events. We also experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business and the business of our customers. We cannot be assured that unusual deposit withdrawal activity will not affect banks generally in the future or the Bank specifically.
Our Liquidity could be impacted by an inability to access funding, by an unforeseen outflow of cash, or by the inability to monetize liquid assets.
Factors outside of the Company’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. Large-scale withdrawals of deposits could require us to access short-term funding sources to meet immediate cash needs or pay significantly higher interest rates to obtain or maintain our deposits, which would have an adverse impact on our net interest income and net income. In addition, changes to the underwriting guidelines or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. In the event of future turmoil in the banking industry or other events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. The Company’s inability to monetize liquid assets or to access short-term funding or capital markets could limit the Company’s ability to make new loans or meet existing lending commitments and could impact the Company’s liquidity and capitalization.
Market Risks
Changes in interest rates may have an adverse effect on demand for our products and services and on our profitability.
Our earnings and cash flows are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. The Federal Reserve increased the federal funds target range by 525 basis points between March 16, 2022 and July 26, 2023 in an effort to dampen increasing inflation rates. With the general inflationary pressures easing, the Federal Reserve slowed its pace of raising interest rates in the second half of 2023. The Federal Reserve also indicated in December 2023 that there may be interest rate decreases during 2024, although we cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve and the speed of their implementation, affect interest income and interest expense.
As of December 31, 2023, 40.2% of our loans were advanced to our clients on a variable or adjustable-rate basis. The prolonged higher borrowing costs resulting from the increases by the Federal Reserve may cause financial hardship on our borrowers, reducing the ability of borrowers to repay their current loan obligations. As a result, these increases in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability and uncertainty about the timing and magnitude of future interest rate changes could reduce borrowing demand and, thus, the need for our lending services.
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

Changes in interest rates may have an adverse effect on the value of our investment securities.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by us for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for financial institutions without regard to their underlying financial strength. The volatility and economic disruption resulting from the bank closures in the first two quarters of 2023 particularly impacted the price of securities issued by financial institutions, including us.
Operational Risks
Our Company faces cybersecurity risks, including “denial-of-service attacks,” “hacking,” and “identity theft” that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial-of-service attacks, hacking, malware, terrorist activities, or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses, malware, ransomware, cyber-attacks, and other means. Denial-of-service attacks have been launched against several large financial services institutions, primarily resulting in inconvenience. Future ransomware and cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm to the Company and the Bank.
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
In addition, we provide our clients with the ability to bank remotely, including online, through their mobile device, and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, malware, phishing schemes, and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against threats, or to alleviate problems caused by security breaches or malicious software. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches, and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
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
In addition, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions.
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
Moreover, many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents involving certain types of personal data or unauthorized access to, or interference with, our information systems to the public, certain individuals, the media, government authorities, or other third parties. Certain of these laws and regulations include notice or disclosure obligations contingent upon the result of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents can make it difficult to assess an incident’s overall impact quickly and comprehensively to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected cybersecurity incident or to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events. Security incidents may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
Our goodwill and other intangible assets may become impaired, which may adversely impact our results of operations and financial condition.
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2023, we had goodwill of $1,100.9 million, or 34.1% of our total stockholders’ equity.
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
Our reputation is very important to our ability to maintain, attract and retain client relationships and if our reputation were impaired, it could have an adverse effect on the Company.
Our clients expect us to deliver personalized financial services with the highest standards of performance, professionalism, compliance, and ethics. Damage to our reputation could undermine retention of our current clients and our ability to attract potential clients while also impairing the confidence of our counterparties and vendors, the result of which affects our ability to effect transactions. Maintaining our reputation depends, in part, on our ability to identify and address issues that may arise such as potential conflicts of interest, anti-money laundering, fair lending issues, client personal information and privacy issues, cybersecurity, employee, client and other third-party fraud, record-keeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. To maintain our reputation, we also must prevent third parties from infringing on the “First Interstate Bank” brand and associated trademarks and our other intellectual property. Our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, reported in the news, or posted in other parts of the internet. Defending our reputation, trademarks, and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.
The results of mainstream media and social media contagion and speculation could impact the banking system and have an adverse effect on us.
Dissemination of information by mainstream media and social media platforms is extensive and can occur at a rapid pace. Adverse conditions at financial institutions of significant size can negatively impact other financial institutions, despite the quality of leadership and decision making of the other financial institutions or their ability to effectively identify, measure, manage and control risk. Misinformed or inaccurate reporting regarding an incident or incidents at any financial institution can impact the broader banking industry, particularly given the speed and breadth of such reporting. Any adverse condition could be reported in a way to negatively affect the price of financial institution securities and could impact credit availability for certain issuers without regard to their underlying financial strength. This contagion risk can also occur when a perceived lack of trust in the banking system spreads throughout the industry based upon the results of a few poorly managed larger financial institutions.
We are dependent upon the services of our management team and directors and if the services of any of them were to become unavailable, it could have an adverse effect on the Company.
Our future success and profitability are substantially dependent upon the management skills of senior management and directors. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. The Company faces significant competition in the recruitment of highly motivated individuals who can deliver our Company’s purpose, mission, and values, which has recently intensified as a result of changes in the labor market. The FRB, FDIC, SEC, and other federal regulatory agencies have jointly proposed rules, which would affect incentive compensation. If finalized, these rules may result in additional costs and restrictions on the form of the Company’s incentive compensation. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.

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
In addition, in order to continue to hire and retain highly qualified personnel, we will need to continue to manage remote working policies, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater acceptance of remote or hybrid work environments, which may increase the competition for talent.
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

Strategic Risks
We may encounter difficulties in combining the operations of future acquired entities or assets with our own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships may prevent us from achieving the expected benefits from these acquisitions, investments, or relationships.
Acquisitions of other companies or of financial assets and related deposits and other liabilities present risks and uncertainties to us based in part on the nature of the business or assets and liabilities acquired. For example, if an acquisition includes loan portfolios, the extent of credit losses following completion of the acquisition could adversely affect our combined results of operations. Similarly, if an acquisition includes deposits, the extent of deposit attrition after closing could adversely affect our combined results of operations. Acquisitions of banking companies typically include both loans and deposits, and the extent of any post-closing credit losses and deposit attrition could be affected by a number of factors, including the state of the economy following the acquisition and the geographic area or markets in which the target operates. If the markets were to react negatively to the announcement of the acquisition, or if the economy were to suffer or enter into a recession following an acquisition, we may not timely, or at all, achieve the expected benefits of an acquisition and our business and the value of our common stock could be harmed.
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
In addition to post-acquisition integration related risks, inherent uncertainties exist when assessing or integrating the operations of another business into which we may make an investment or with which we may enter a commercial relationship. We may not be able to fully achieve the strategic objectives and planned operating efficiencies relevant to an investment or strategic relationship. In addition, the markets and industries in which we and the potential investment targets operate are highly competitive. Investment targets and commercial contract counterparties may lose clients or otherwise perform poorly or unprofitably, or in the case of a strategic relationship, cause us to lose clients or perform poorly or unprofitably. Future investment activities and efforts to monitor or reap the benefits of a new strategic relationship may require us to devote substantial time and resources and may cause these investments and relationships to be unprofitable or cause us to be unable to pursue other business opportunities, any of which could harm our business.
The Company may experience significant competition from new or existing competitors, which may reduce its client base or cause it to adjust prices for its products and services in order to maintain market share.
There is intense competition among banks in the Company’s market areas. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, financial technology (“fintech”) companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and client expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services.

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
The Company also experiences competition from non-bank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies have begun to focus on the financial sector and offer software and products primarily over the internet, with an increasing focus on mobile device delivery. These companies generally are not subject to regulatory requirements comparable to those to which financial institutions are subject and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the client. For example, a number of companies offer bill pay and funds transfer services that allow clients to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and client deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect our operations, and the Company may be unable to develop competitive and timely new products and services in response. As technology continues to advance, continuous innovation is expected to exert long-term pressure on the financial services industry.
Investing in technology, and the inability or failure to integrate technologies into the Company’s operations may affect our business and earnings negatively.
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation and technology, particularly in light of the current “FinTech” environment, in which financial institutions are investing significantly in new technologies, such as artificial intelligence (AI), machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards in order to attract clients. Our investment is directed at meeting the needs of our clients, adapting existing products and services to consider the evolving demands of the marketplace, and maintaining the security of our systems and building a platform for future innovation, technology, and a competitive advantage that is scalable. Our investment focuses on enhancing the delivery of our products and services, such as our recent implementation of Encompass Mortgage Loan Origination System, Mortgage Online Banking and Mobile Application, Commercial Center Online Banking, Healthcare Receivables Manager, Contactless Credit and Debit Cards and Zelle. Falling significantly behind our competition in technology, or if the Company is not able to properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition, or operating results could be adversely affected.
In addition, the recent emerging technology trends, such as AI, including large language models, require us to keep pace with evolving regulations and industry standards. In the United States, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.
We may incur significant costs related to future acquisitions by merger and subsequent integration activities.
We have incurred and expect to incur certain non-recurring costs associated with mergers. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs.

We may incur substantial costs in connection with the integration of acquired companies. There are many processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings, the amount and timing of which are uncertain at present.
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
•our performance relative to our peers;
•market demand for our shares;
•impact of potential large sales by investors with significant holdings, including members of the Scott Family shareholder group;
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
We are a financial and bank holding company incorporated in the State of Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market price of our common stock and could reduce the amount stockholders might receive if we are sold.
Our certificate of incorporation provides that our Board may issue up to 100,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, conditions, rights, privileges, and preferences as the Board may deem appropriate. In addition, our certificate of incorporation provides for staggered terms for our Board and limitations on persons authorized to call a special meeting of stockholders and advance notice requirements for stockholder proposals at stockholder meetings. In addition, while we have opted out of Section 203 of the General Corporation Law of the State of Delaware, in order to effect a change of control transaction as such term is used in our certificate of incorporation, our certificate of incorporation requires approval of stockholders holding the greater of (A) a majority of the voting power of the issued and outstanding shares of our capital stock then entitled to vote thereon, voting together as a single class, and (B) sixty-six and two-thirds percent (66.67%) of the voting power of the shares of our capital stock present in person or represented by proxy at the stockholder meeting called to consider such transaction and entitled to vote thereon. These and other provisions may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of such common stock.

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
 Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all our indebtedness, including any subordinated term loans, subordinated debentures held by trusts that have issued trust-preferred securities, and other non-equity claims on us with respect to assets available to satisfy claims on us. In the future, we may make additional offerings of debt or equity securities, or we may issue additional debt or equity securities as consideration for future mergers and acquisitions.
General Risk Factors
We recently identified combined deficiencies resulting in a material weakness in our internal control over financial reporting, which, if we are unable to remediate appropriately or timely, could result in a loss of investor confidence and adversely impact our stock price, and could impair our ability to accurately and timely report our financial results and harm our business.
As an SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting. As disclosed in Part II - Item 9A. Controls and Procedures, management has identified deficiencies in our internal control over financial reporting, which, when considered together in their entirety, have resulted in a material weakness. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, or do so in a timely manner, or identify and remediate additional control deficiencies, including material weaknesses, in the future.

If we are unable to remediate these combined deficiencies resulting in a material weakness, or are otherwise unable to maintain effective internal control over financial reporting: our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; and we may be unable to maintain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses which may negatively impact results of operations and financial condition, could negatively affect investor confidence in the accuracy and completeness of our financial statements, and could adversely impact our stock price.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company provides cybersecurity services to the Bank. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Cybersecurity risk management is overseen both as a critical component of our overall risk management program and as a standalone program. As further described below, we have implemented a risk-based, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We also offset cyber risk through internal training and testing of our employees, among other processes, in accordance with our policies and procedures.
Risk Management and Strategy
We have developed policies and procedures to provide processes and guidelines for managing cybersecurity incidents with the goal of minimizing disruption, damage, protecting data, and helping recover from a cybersecurity incident as quickly as possible.

In addition, in furtherance of our fiduciary responsibility to protect and account for information and information systems that are recognized as critical bank assets, we have established policies that require, among other things, that we perform an information security risk and vulnerability assessment at least annually, and implement corresponding risk management controls; implement a defense-in-depth security architecture, which may include firewalled network segmentation, malicious software protection, and data loss prevention; leverage data loss prevention technology to assist in preventing unauthorized disclosure of non-public information; and engage independent third parties to review, audit, and test the information security control structure and program to ensure processes and controls are functioning properly.
As part of our overall cybersecurity risk management process, employees receive annual training on incident preparedness, response, and recovery which we believe to be commensurate with their responsibilities. Employees are given directions on where to report actual or suspected incidents, both with respect to cybersecurity incidents as well as other risks, such as office closures, robbery, physical security, and employee or client injury. In addition to employees, individuals with a leadership role in the cybersecurity incident response processes are trained on their responsibilities annually, and the processes and those responsible for implementing them will be tested at least annually to assist in improving performance of the incident handlers and to identify issues with policies, procedures, and communication process.
To manage the information security processes related to relationships with third parties and contractors, we maintain a policy which requires all third parties and contractors to implement controls and abide by a non-disclosure agreement, and we regularly evaluate existing critical third-party service providers to ensure they continue to meet our minimum information security practices. Proposed relationships with new third-party service providers are evaluated to ensure the technology provided is in alignment with our standards and guidelines.
We have not experienced a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, and no risks from cybersecurity threats that are known to us are believed to be reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Risks and exposures related to cybersecurity attacks, however, are expected to remain high for the foreseeable future, due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of third-party service providers, internet banking, mobile banking, and other technology-based products and services.
Governance
While all employees, including members of our information technology (“IT”) team, are required to report any known or suspected security event, pursuant to our policies and procedures, the following members of Company management and the Board of Directors are tasked specifically with the responsibilities described below:
•Cybersecurity Incident Response Team (“CIRT”) – The CIRT was established to provide quick, effective, and orderly responses to serious successful cybersecurity related incidents such as system and application outages, virus infections, hacker attempts, system compromises, improper disclosure of confidential information, system service interruptions, breach of personal identifiable information, or other technology related events with serious security implications or business disruptions.
The CIRT consists of various IT groups with the knowledge and expertise needed to execute the technical aspect of the Company’s cybersecurity policies and procedures, including our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”). As further described below, these officers are responsible for facilitating communications with the Risk Committee.
When an incident is reported, the CIRT determines the scope, scale and severity of the event and determines if the event is an incident. When the CIRT has determined an incident has occurred, the team is responsible for responding to such incident in a timely, cost-effective manner and reporting findings as necessary and appropriate, including communicating to other key stakeholders for the duration of such incident. In general, the CIRT reports such findings to the CISO, the CISO reports the information to the Chief Risk Officer (“CRO”), and the CRO ultimately reports those findings to the Risk Committee.
•Risk Committee – The Risk Committee of our Board of Directors is responsible for overseeing our enterprise-wide risk management program and corporate risk function, including cyber risk. The Risk Committee assesses whether the risk-management programs are capable of managing our significant risks and monitors whether our most significant enterprise-wide risk exposures are in alignment with our appetite for risk.
•Enterprise Risk Management Committee (“ERMC”) – The ERMC is a management committee of the Bank. The Risk Committee delegates oversight responsibility of the Company’s cybersecurity programs to the ERMC. The ERMC presents summary reporting to the Risk Committee pertaining to the status of such programs.

•Chief Risk Officer (“CRO”) – Karlyn M. Knieriem has served as our Executive Vice President and CRO since 2022. As CRO, Ms. Knieriem is responsible for reporting serious incidents to external authorities pursuant to advice from internal or external legal counsel, unless otherwise delegated. Ms. Knieriem has over 25 years of experience in financial services across a variety of roles including finance, treasury, retail, credit, and risk management.
•Chief Information Officer (“CIO”) – Lori Meyer has served as our CIO since June 30, 2023, after serving in several leadership roles in the Company, including Director of Enterprise Program Management, Director of IT Business Management, Director of IT Business Relations, and Business Process Improvement Lead. As CIO, Ms. Meyer is responsible for oversight of the Company’s cybersecurity policies and informing the ERMC on current computer security readiness, information security standards, procedures, regulatory compliance, data security and privacy concerns, and the remediation plans annually, or as needed.
•Chief Information Security Officer (“CISO”) – Dale Daugherty has served as our CISO since 2021. As CISO, Mr. Daugherty is responsible for establishing and monitoring the effectiveness of the Company’s cybersecurity policies and reporting the status and a summary of cybersecurity incidents to the CRO, CIO, ERMC, and Risk Committee. In this role, Mr. Daugherty serves as an intermediary between the CRO and the CIRT. Since 2002, Mr. Daugherty has served in the roles of Information Security Officer, AVP – IT Audit Manager, and Director of IT Compliance, Risk, and Security for the Bank and holds the CISSP, CISA, GCIH, GCIA, and GSEC certifications.
•Chief Human Resources Officer (“CHRO”) – Rachel B. Turitto has served as our CHRO since 2019. As CHRO, Ms. Turitto is responsible for appropriate administration of the Company’s cybersecurity policies with respect to employee-related cybersecurity incidents. Ms. Turitto joined us with over 15 years of diverse experience across multiple human resource disciplines, including human resource information systems.
The Company believes its risk management strategy and governance programs related to cybersecurity matters are appropriate for a growing banking system of its size, but we continue to monitor them and improve upon them as warranted under our programs, policies, and procedures. Finally, we maintain customary cybersecurity insurance that we believe is appropriate for our industry and comparable to our peers.
Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,107 square feet of office space in the building. We also own a 66,112 square foot building that houses our operations center in Billings, Montana. As of December 31, 2023, we provided banking services at 304 locations in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming, of which 74 properties are leased from independent third parties, one property was leased from a related entity, and 229 physical properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the NASDAQ Stock Market under the symbol “FIBK.” As of December 31, 2023, we had 1,761 record shareholders, including the Wealth Management division of FIB as trustee for 306,734 shares of common stock held on behalf of 447 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan.

Dividends
It is our policy to pay a quarterly dividend to all common shareholders. On January 26, 2024, the Company declared a quarterly cash dividend amount of $0.47 per share of common stock. While we currently intend to continue paying quarterly dividends, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity Management” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the years ended December 31, 2023, 2022, or 2021 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2023.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
October 1, 2023 to October 31, 2023	103	$23.31	—	—
November 1, 2023 to November 30, 2023	28	23.15	—	—
December 1, 2023 to December 31, 2023	1,000,138	32.14	—	—
Total	1,000,269	$32.14	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan and the repurchase of one million shares of common stock from the estate of a stockholder on December 14, 2023.

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
This graph assumes a $100 investment in our common stock on December 31, 2018, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by S&P Global Market Intelligence. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cumulative Returns
on $100 Investment Made on December 31, 2018
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
First Interstate BancSystem, Inc.
NASDAQ Composite
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
First Interstate BancSystem, Inc.	$100.00	$118.20	$121.98	$126.35	$125.36	$106.82
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
KBW NASDAQ Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
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

Fully-Taxable Equivalent Basis. Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. We encourage readers to consider the Consolidated Financial Statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2023, we had consolidated assets of $30.7 billion, deposits of $23.3 billion, loans held for investment of $18.3 billion, and total stockholders’ equity of $3.2 billion.
As of December 31, 2023, we had 304 banking offices in operation, including branches and detached drive-up facilities, in communities across Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, governmental entities, and others throughout our market areas. Our clients participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions for individuals, businesses, governmental entities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments. We also derive income from non-interest sources such as: (i) fees received in connection with various lending and deposit services; (ii) wealth management services, such as trust, employee benefit, investment, and insurance services; (iii) mortgage loan originations, sales, and servicing; (iv) merchant and electronic banking services; and (v) from time-to-time, gains on sales of assets and securities.
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) furniture, equipment, and occupancy expenses for maintaining our facilities; (iv) data processing and communication costs primarily associated with maintaining loan and deposit functions; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other ancillary expenses including legal expenses, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we also incur acquisition costs related to our strategic acquisitions.

Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial, and land development construction loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan we originate must meet minimum underwriting standards we establish through our credit policies, our bankers are granted limited discretion to approve and price loans within pre-approved limits which assures that we are responsive to community needs in each market area and remain competitive. We fund our loan portfolio primarily with the core deposits from our clients and cash flows off of the investment portfolio. We generally do not rely on brokered deposits to fund our loans and rely to a limited extent on wholesale funding sources. For additional information about our underwriting standards and loan approval process, see “Business—Lending Activities,” included in Part I, Item 1 of this report.
Recent Trends and Developments
Acquisitions
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions and have expanded into the Midwest and Southwest regions, in large part due to our acquisition activity. As part of our overall growth strategy, we will continue to evaluate bank acquisitions and other opportunities in a strategic thoughtful manner that we believe will enhance our franchise and provide greater shareholder value.
During 2022, we acquired Great Western Bancorp, Inc., the parent company of GWB, a Sioux Falls, South Dakota based community bank, for total consideration of $1,723.3 million, consisting of the issuance of 46.9 million shares of the Company’s Class A common stock valued at $36.76 per share. The merger was completed on February 1, 2022 and the core systems were converted in May 2022, at which point GWB’s operations were integrated with the Company’s operations. The acquisition of GWB’s 174 banking offices across Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota expanded the Company’s geographical footprint. The accompanying consolidated statements of income for the period ended December 31, 2023, include the results of operations of the acquired entity from the February 1, 2022 acquisition date.
Common Stock
On March 25, 2022, all outstanding shares of the Company’s Class B common stock automatically converted into shares of the Company’s Class A common stock on a one-for-one basis, pursuant to the terms of the Company’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”). No additional shares of Class B common stock are permitted to be issued. On May 24, 2023, the Company’s shareholders approved a conversion of the Company’s state of incorporation from Montana to Delaware. At the effective time of the conversion, each outstanding share of the Company’s Class A common stock became an outstanding share of common stock of the Company and each outstanding option, warrant or other right to acquire shares of the Company’s previously designated Class A common stock became an outstanding option, warrant or other right to acquire shares of common stock of the Company. The former holders of Class A and Class B common stock now hold common stock with the same voting powers, preferences, rights and qualifications, limitations and restrictions as the other holders of common stock. All shares of the Company’s outstanding capital stock are now composed solely of shares of common stock and are entitled to one vote per share. The Company’s common stock continues to trade on the NASDAQ Stock Market under the ticker symbol “FIBK.”
Economic Conditions
During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures leading to broader industry concerns related to funding and liquidity. Despite these developments, the Company’s liquidity position and balance sheet remains strong, and the capital ratios continue to exceed all regulatory well-capitalized requirements as of December 31, 2023. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, municipalities, and other entities, as well as geographically, across our 14-state footprint. As of December 31, 2023, our FDIC insured deposits were 65.6% of total deposits, including accounts eligible for pass-through insurance.
Beginning in the third quarter of 2022, the Bank began borrowing from the FHLB to fund loan growth and provide excess liquidity for deposit outflows. Total deposits decreased $1.8 billion at December 31, 2023 compared to December 31, 2022. As a result of the declines in deposits, and limited re-investment of portfolio cash flows, at December 31, 2023, other borrowed funds which are comprised of FHLB advances increased $0.3 billion to $2.6 billion at December 31, 2023, from $2.3 billion at December 31, 2022 at an average rate of 5.32% and 3.72%, respectively.
As of February 23, 2024, the Bank had available borrowing capacity of $3.8 billion with the FHLB and $2.0 billion with the Federal Reserve Bank based on pledged investment securities and loan collateral.

During the first quarter of 2023, the Federal Reserve Bank (“FRB”) offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one-year to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par for pledging purposes. In January 2024, the Company accessed borrowings through the BTFP which enabled the Company to pay off higher rate FHLB advances and support its current cash position.
U.S. inflation, as reported by the Bureau of Labor Statistics, has been volatile with data showing a multi-decade high in June 2022, climbing to 9.1%, going as low as 3.0% in June 2023, and finishing at 3.4% in December 2023. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans or maintain deposits.
The Federal Reserve stated its current objective is to return the rate of inflation to 2% and it has been aggressively acting to achieve this goal. In response to sustained inflationary pressures, the Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 26, 2023. With the general inflationary pressures easing, the Federal Reserve slowed it’s pace of raising interest rates in the second half of 2023. The recent interest rate increases have resulted in increased returns on our interest earning assets. The Company’s yield on interest earning assets increased to 4.57% as of December 31, 2023 from 3.63% as of December 31, 2022, and 2.96% as of December 31, 2021.
However, as the short end (up to two years) of the yield curve on the U.S. Treasuries has increased, interest rates have had a more significant impact on the Company’s cost of funds, primarily as a result of the shift of non-interest-bearing deposits into higher-cost interest-bearing and time deposit balances and higher levels of variable rate debt. The Company’s cost of funds increased to 1.46% at December 31, 2023, from 0.29% at December 31, 2022, and 0.10% at December 31, 2021. Overall, the change in the mix and cost of funds has offset the changes in the mix and yield on earning assets, resulting in compression of the Company’s FTE net interest margin, a non-GAAP measure, to 3.14% at December 31, 2023, from 3.36% at December 31, 2022, and expansion from 2.85% at December 31, 2021, as a result of higher levels and yields on earning assets more than offsetting higher levels and costs of interest bearing liabilities.
While gross domestic product has expanded at or above 2.0% since the second quarter of 2022, it is unclear whether the volatility of 2022 and 2023 in the economic performance of the U.S. economy will lead to an economic slowdown, downturn, or recession or whether its regular pattern of growth will continue. Any economic slowdown, downturn, or recession could impact the Company and one of its primary funding sources, by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of inflows to deposits. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
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
Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, the speed of changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits, short-term borrowings, and other indebtedness, also cause changes in our net interest income between periods. Non-interest bearing sources of funds, such as demand deposits and stockholders’ equity, help support earning assets.

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
Financial Condition
We manage and evaluate our financial condition by focusing on liquidity, the diversification and quality of our loans, the adequacy of our allowance for credit losses, the diversification and terms of our deposits, short-term borrowings and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans held for investment to deposits, and any reliance on brokered certificates of deposit or other wholesale funding sources.
We seek to maintain a diverse and high-quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of loans held for investment and OREO, and loan charge-offs as a percentage of average loans. We maintain our allowance for credit losses based on an estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period at each balance sheet date, and we evaluate the level of our allowance for credit losses relative to our overall loan portfolio and the level of non-performing loans and potential charge-offs.
We seek to fund our assets primarily using core client deposits spread among various deposit categories, and we evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our non-interest-bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $250,000) to our total deposits, and our reliance on brokered deposits or other wholesale funding sources, such as borrowings from other banks or agencies. We seek to manage the mix, maturities, and re-pricing characteristics of our assets and liabilities to mitigate the impact of a changing interest rate environment on our net interest margin, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.
Finally, we seek to maintain adequate capital levels to absorb unforeseen operating losses and to help support the growth of our balance sheet. We evaluate our capital adequacy using the regulatory and financial capital ratios including tangible common equity to tangible assets, leverage capital ratio, tier 1 common capital to total risk-weighted assets, tier 1 risk-based capital ratio, and total risk-based capital ratio.
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

Allowance for Credit Losses
The allowance for credit losses is a valuation account that creates an allowance for credit losses expected over the life of loans at each balance sheet date, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Increases in the allowance are recorded through net income as a provision for credit loss expense. Decreases in the allowance are recorded through net income as a reversal of provision for credit loss expense. Loans are charged-off against the allowance when management confirms the uncollectibility of a loan balance. Expected recoveries recorded in the valuation account do not exceed the aggregate of loan amounts previously charged-off. The allowance for credit losses represents management’s estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period with one-year reversion period for economic conditions.
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
The allowance for credit losses is maintained at an amount we believe to be sufficient to provide for estimated losses expected over the life of the loans at each balance sheet date resulting from management’s assessment of the quantitative and qualitative factors utilized to determine the allowance for credit losses. Management monitors trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Changes in the estimates and assumptions are possible and may have a material impact on our allowance, and as a result, on our consolidated financial statements or results of operations.
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
Our annual goodwill impairment test is performed each year as of July 1. The Company performed its 2023 annual goodwill impairment qualitative assessment as of July 1, 2023 and performed a quantitative assessment as of October 31, 2023 and determined the Company’s goodwill was not considered impaired.
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
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2023 to December 31, 2022. A similar discussion and analysis that compares the fiscal year 2022 to the fiscal year ended December 31, 2021, may be found in Part II, Item 7, “Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Net Income
Net income increased $55.3 million, or 27.3%, to $257.5 million, or $2.48 per diluted share, in 2023, compared to $202.2 million, or $1.96 per diluted share, in 2022. There were no acquisition related expenses in 2023 compared to $118.9 million of acquisition related expenses incurred in 2022 related to the 2022 acquisition of GWB. The after-tax impact of acquisition related expenses on earnings per share was $0.90 in 2022.

Performance Ratios
As of or for the year ended December 31,	2023	2022	2021
Return on average assets	0.83%	0.65%	1.02%
Return on average common stockholders’ equity	8.17	6.34	9.73
Efficiency ratio (1)	62.50	67.83	61.94
Common stock dividend payout ratio (2)	75.81	86.73	52.56
(1)Our efficiency ratio definition conforms with the FDIC definition for all periods presented as non-interest expense less amortization of intangible assets divided by net interest income plus non-interest income.
(2)Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.
Net Interest Income
Net interest income, the largest source of our operating income, is derived from interest, dividends, and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits, short-term borrowings, and various other forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates, the speed of changes to interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities.
Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest-bearing deposits, short-term borrowings, and other indebtedness also cause changes in our net interest income between periods. Non-interest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.

Net interest income decreased $63.8 million during 2023, as compared to the same period in 2022, primarily due to a decrease in interest accretion related to the fair valuation of acquired loans and an increase in interest expense as a result of the cost of interest-bearing liabilities.
Net interest income included interest accretion related to the fair value of acquired loans of $20.4 million during 2023 as compared to $50.4 million in 2022, of which $2.5 million was the result of early loan payoffs during 2023, as compared to $21.8 million in 2022. There were no material recoveries of previously charged-off loan interest in 2023 or 2022.
Our net interest margin ratio decreased 21 basis points to 3.12% during 2023, as compared to 3.33% in 2022. Our net FTE interest margin ratio, a non-GAAP financial measure, decreased 22 basis points to 3.14% during 2023, as compared to 3.36% in 2022. Exclusive of the impact of interest accretion on acquired loans and the impact of recoveries of charged-off interest, our 2023 net FTE interest margin ratio decreased 11 basis points over our similarly calculated net interest margin ratio in 2022.
The following table presents, for the periods indicated, condensed average balance sheet information using daily average balances, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields, and Rates
	Year Ended December 31,
	2023			2022			2021
(Dollars in millions)	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate
Interest earning assets:
Loans(1)	$18,299.6	$986.0	5.39%	$16,802.2	$797.2	4.74%	$9,788.9	$431.2	4.40%
Investment securities
Taxable	9,173.1	269.1	2.93	9,729.8	213.9	2.20	5,180.5	68.6	1.32
Tax-exempt	199.7	3.9	1.95	243.6	5.0	2.05	242.8	5.3	2.18
Investment in FHLB and FRB stock	207.5	12.4	5.98	116.6	4.8	4.12	53.4	1.0	1.87
Interest-bearing deposits in banks	303.0	15.7	5.18	1,432.8	8.7	0.61	1,946.7	2.6	0.13
Federal funds sold	0.5	—	—	0.5	—	—	0.1	—	—
Total interest-earning assets	28,183.4	1,287.1	4.57	28,325.5	1,029.6	3.63	17,212.4	508.7	2.96
Non-interest-earning assets	2,951.1			2,804.2			1,631.8
Total assets	$31,134.5			$31,129.7			$18,844.2
Interest-bearing liabilities:
Demand deposits	$6,553.3	$47.2	0.72%	$7,549.8	$15.7	0.21%	$4,459.6	$1.8	0.04%
Savings deposits	7,989.3	122.2	1.53	8,732.7	24.5	0.28	4,770.8	1.5	0.03
Time deposits	2,676.3	73.2	2.74	1,577.0	8.1	0.51	1,009.3	4.8	0.48
Repurchase agreements	940.4	6.4	0.68	1,114.5	2.5	0.22	1,025.2	0.4	0.04
Other borrowed funds	2,514.6	133.8	5.32	411.1	15.3	3.72	—	—	—
Long-term debt	120.8	5.8	4.80	122.2	6.0	4.91	112.4	6.0	5.34
Subordinated debentures held by subsidiary trusts	163.1	12.7	7.79	156.6	6.8	4.34	87.0	2.8	3.22
Total interest-bearing liabilities	20,957.8	401.3	1.91	19,663.9	78.9	0.40	11,464.3	17.3	0.15
Non-interest-bearing deposits	6,549.9			7,911.6			5,227.9
Other non-interest-bearing liabilities	475.9			364.7			177.9
Stockholders’ equity	3,150.9			3,189.5			1,974.1
Total liabilities and stockholders’ equity	$31,134.5			$31,129.7			$18,844.2
Net FTE interest income (non-GAAP)(3)		$885.8			$950.7			$491.4
Less FTE adjustments(2)		(7.0)			(8.1)			(2.2)
Net interest income from consolidated statements of income		$878.8			$942.6			$489.2
Interest rate spread			2.66%			3.23%			2.81%
Net interest margin			3.12			3.33			2.84
Net FTE interest margin (non-GAAP)(3)			3.14			3.36			2.85
Cost of funds, including non-interest-bearing demand deposits(4)			1.46			0.29			0.10

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $1.3 million, $7.5 million, and $40.6 million during 2023, 2022, and 2021, respectively.

(2) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 21.00%, 26.25%, and 21.00% tax rate for 2023, 2022, and 2021, respectively.

(3) Non-GAAP financial measure - see Non-GAAP Financial Measures included herein for a reconciliation to GAAP measures.
(4) Calculated by dividing total interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.

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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2023 compared with December 31, 2022			Year Ended December 31, 2022 compared with December 31, 2021			Year Ended December 31, 2021 compared with December 31, 2020
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$71.0	$117.8	$188.8	$308.6	$57.4	$366.0	$(1.7)	$(21.8)	$(23.5)
Investment Securities (1)	(13.2)	67.3	54.1	61.9	83.1	145.0	42.8	(35.7)	7.1
Investment in FHLB and FRB Stock	3.7	3.9	7.6	1.2	2.6	3.8	—	0.2	0.2
Interest bearing deposits in banks	(6.9)	13.9	7.0	(0.7)	6.8	6.1	2.3	(3.8)	(1.5)
Total change	54.6	202.9	257.5	371.0	149.9	520.9	43.4	(61.1)	(17.7)
Interest bearing liabilities:
Demand deposits	(2.1)	33.6	31.5	1.2	12.7	13.9	0.5	(0.9)	(0.4)
Savings deposits	(2.1)	99.8	97.7	1.2	21.8	23.0	0.5	(1.4)	(0.9)
Time deposits	5.6	59.5	65.1	2.7	0.6	3.3	(2.4)	(6.3)	(8.7)
Repurchase agreements	(0.4)	4.3	3.9	—	2.1	2.1	0.3	(0.8)	(0.5)
Other borrowed funds	78.3	40.2	118.5	—	15.3	15.3	—	—	—
Long-term debt	(0.1)	(0.1)	(0.2)	0.5	(0.5)	—	2.2	(0.8)	1.4
Subordinated debentures held by subsidiary trusts	0.3	5.6	5.9	2.2	1.8	4.0	—	(0.2)	(0.2)
Total change	79.5	242.9	322.4	7.8	53.8	61.6	1.1	(10.4)	(9.3)
Increase in FTE net interest income (1)	$(24.9)	$(40.0)	$(64.9)	$363.2	$96.1	$459.3	$42.3	$(50.7)	$(8.4)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
Non-GAAP Reconciliation
The table below provides a reconciliation of the GAAP measure of net interest margin to the non-GAAP measure of net FTE interest margin.

		For the Year Ended
(In millions, except % and per share data)		Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Net interest income	(A)	$878.8	$942.6	$489.2
FTE interest income		7.0	8.1	2.2
Net FTE interest income	(B)	885.8	950.7	491.4

Average interest-earning assets	(C)	$28,183.4	$28,325.5	$17,212.4

Net interest margin (GAAP)	(A) / (C)	3.12	3.33	2.84
Net interest margin (FTE) (Non-GAAP)	(B) / (C)	3.14	3.36	2.85
Provision for (reduction of) Credit Losses
Fluctuations in the provision for credit losses reflect management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment and investment securities portfolios.
During 2023, the Company recorded a provision for credit losses of $32.2 million, as compared to a $82.7 million provision for credit losses in 2022. The provision during 2023 includes a provision for credit losses of $31.1 million related to loans held for investment, provision for credit losses of $2.2 million related to unfunded commitments, and a reduction of credit losses of $1.1 million related to held-to-maturity securities. The allowance for credit losses is updated quarterly based on the current loan and investment securities portfolios, asset quality metrics, and a review of the current economic outlook. The provision for credit losses is reflective of net charge-offs of $23.5 million, or 0.13% of average loans outstanding, for 2023, compared to $30.1 million, or 0.18% of average loans outstanding in 2022.

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
Non-interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our non-interest income as of the dates indicated:

Non-interest Income	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
Payment services revenues	$76.4	$74.1	$45.1	$2.3	$29.0	3.1%	64.3%
Mortgage banking revenues	8.4	18.7	40.8	(10.3)	(22.1)	(55.1)	(54.2)
Wealth management revenues	35.3	34.3	26.3	1.0	8.0	2.9	30.4
Service charges on deposit accounts	23.0	24.6	16.5	(1.6)	8.1	(6.5)	49.1
Other service charges, commissions, and fees	9.5	15.5	7.9	(6.0)	7.6	(38.7)	96.2
Investment securities (losses) gains, net	(23.5)	(24.4)	1.1	0.9	(25.5)	(3.7)	NM
Other income	17.9	20.4	11.8	(2.5)	8.6	(12.3)	72.9
Total non-interest income	$147.0	$163.2	$149.5	$(16.2)	$13.7	(9.9)	9.2
Non-interest income decreased $16.2 million in 2023 as compared to the same period in 2022. Significant components of these fluctuations are discussed below.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale, gains on residential real estate loans sold to third parties, income earned from the servicing of mortgages originated by the Company which are held by third parties, and any impairments to or subsequent recovery of the Company’s mortgage servicing rights valuation. Mortgage banking revenues decreased $10.3 million in 2023 as compared to the same period in 2022, primarily as a result of the decline in home loan production volume as a result of rising interest rates, along with tighter gain-on-sale spreads compared to 2022. The realized revenue during 2023 was not impacted by a recovery of a previous impairment of our mortgage servicing rights as compared with a $3.4 million recovery in 2022.
Other service charges, commissions, and fees primarily include fees earned on certain derivative interest rate contracts, insurance commissions, and safe deposit boxes. Other service charges, commissions, and fees decreased $6.0 million in 2023 as compared to the same period in 2022, primarily due to a decrease of $4.5 million in swap fee revenues earned on derivative interest rate swap contracts offered to clients.
Non-interest Expense
Non-interest expense decreased $109.2 million in 2023 as compared to the same period in 2022. The decrease was primarily a result of the $118.9 million decrease in acquisition expenses related the GWB acquisition incurred during 2022, in addition to lower incentive compensation accruals, partially offset by increased expenses in 2023 as a result of a full year of combined operations, post-GWB acquisition and a special FDIC insurance assessment of $10.5 million. Expenses related to acquisitions include legal fees, consulting fees, investment banking fees, conversion and contract termination costs, and retention and severance compensation costs. Other significant components of non-interest expense are discussed below. For additional information regarding acquisitions, see “Note 2 – Acquisition” in the accompanying “Notes to Consolidated Financial Statements” included in this report.

The following table presents the composition of our non-interest expense as of the dates indicated:

Non-interest Expense	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
Salaries and wages	$263.1	$282.1	$164.9	$(19.0)	$117.2	(6.7)%	71.1%
Employee benefits	75.3	77.5	55.8	(2.2)	21.7	(2.8)	38.9
Outsourced technology services	59.0	54.3	32.8	4.7	21.5	8.7	65.5
Occupancy, net	48.0	44.0	28.7	4.0	15.3	9.1	53.3
Furniture and equipment	22.1	23.4	17.6	(1.3)	5.8	(5.6)	33.0
OREO expense, net of income	1.5	2.3	(0.2)	(0.8)	2.5	(34.8)	NM
Professional fees	19.1	19.1	12.1	—	7.0	—	57.9
FDIC insurance premiums	31.5	14.0	6.6	17.5	7.4	125.0	NM
Other intangibles amortization	15.7	15.9	9.9	(0.2)	6.0	(1.3)	60.6
Other expenses	121.5	114.5	65.7	7.0	48.8	6.1	74.3
Acquisition related expenses	—	118.9	11.6	(118.9)	107.3	(100.0)	NM
Total non-interest expense	$656.8	$766.0	$405.5	$(109.2)	$360.5	(14.3)	88.9
Salaries and wages expense primarily consist of salaries, severance, commissions, overtime, bonus accrual, and temporary employee expenses. Salaries and wages expense decreased $19.0 million in 2023 as compared to the same period in 2022, primarily as a result of lower short-term incentives of $31.0 million, which were partially offset by higher salaries and wages of $11.9 million as a result of the full year of combined operations, post-GWB acquisition and higher severance costs.
Outsourced technology services primarily include technology services related to the core system platform, software as a service, automated teller machines, technology equipment and software maintenance. Outsourced technology services expense increased $4.7 million in 2023 as compared to the same period in 2022, primarily due to inflationary impacts to technology contracts and costs associated with higher transaction volumes from a full year of expenses resulting from the GWB acquisition.
Occupancy, net expense include building expenses such as lease, depreciation, rent, maintenance and repairs, property taxes, snow removal, utility and janitorial, and insurance. Occupancy, net expense increased $4.0 million in 2023 as compared to the same period in 2022, primarily due to increased expenses resulting from the GWB acquisition.
The FDIC insures deposits at FDIC-insured financial institutions and charges insured financial institutions premiums to maintain the DIF at a specific level. FDIC insurance premiums increased $17.5 million in 2023 as compared to the same period in 2022, primarily attributable to the incremental two basis point assessment fee imposed by the FDIC which began in the first quarter of 2023 and the special assessment of $10.5 million to cover the losses incurred by the DIF in response to 2023 bank failures. Under the special assessment, the Bank was assessed 13.4 basis points annually on an assessment base equal to its estimated uninsured deposits, after excluding the first $5 billion of uninsured deposits. The special assessment will be collected on a quarterly basis for eight quarters beginning with the first quarter of 2024, although the FDIC retained the flexibility to extend the special assessment period as well as impose a one-time shortfall assessment to collect any remaining amount to fully recover the losses to the DIF.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other operational losses. Other expenses increased $7.0 million in 2023 as compared to the same period in 2022. The increase in other expenses are mainly attributable to an increase in our credit card rewards accrual as a result of higher engagement by our clients in our improved rewards program and swap servicing.
Acquisition related expenses primarily include legal and professional fees; technology, conversion, and contract termination costs; employee severance and retention payments; and travel expenses. There were no acquisition related expenses incurred during 2023, compared to $118.9 million of acquisition related expenses incurred during 2022, related to the 2022 acquisition of GWB. For additional information regarding our GWB acquisition, see “Recent Trends and Developments” included herein and “Notes to Consolidated Financial Statements—Acquisitions,” included in Part IV, Item 15 of this report.

Income Tax Expense
Our effective federal tax rate was 18.4% for the year ended December 31, 2023 compared to 16.1% for the year ended December 31, 2022. Fluctuations in effective federal income tax rates are primarily due to an increase in pre-tax income, a decrease in net tax exempt interest income, a decrease in tax credits, and an increase in the non-deductible portion of FDIC premium expense, which was partially offset by an increase in the cash surrender value of company owned life insurance, and a decrease in non-deductible acquisition costs.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.1% for the year ended December 31, 2023 compared to 5.2% for the year ended December 31, 2022.
Financial Condition
The financial condition discussion below is based upon our Consolidated Balance Sheet in Part IV, Item 15 of this Report. A similar discussion and analysis comparing fiscal year 2022 to fiscal year ended December 31, 2021 may be found in Part II, Item 7, “Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.
Total Assets
Total assets decreased $1,616.6 million, or 5.0%, to $30,671.2 million as of December 31, 2023, from $32,287.8 million as of December 31, 2022, primarily due to declines in deposits and securities sold under repurchase agreements, partially offset by an increase in other borrowed funds. Significant fluctuations in balance sheet accounts are discussed below.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S treasury notes, U.S. government agency, U.S. government agency commercial mortgage-backed securities, U.S. government residential mortgage-backed securities, collateralized mortgage obligations, corporate securities, and tax-exempt securities. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 94.8% of the investment portfolio’s HTM segment at December 31, 2023. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5.2% of total HTM debt securities at December 31, 2023. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities decreased $1,348.5 million, or 13.0%, to $9,049.4 million as of December 31, 2023, from $10,397.9 million as of December 31, 2022. The decrease was the result of the disposition of $853.0 million of investment securities during the first quarter of 2023, with proceeds primarily used to reduce short-term borrowings, and normal amortization of the portfolio, partially offset by increases in fair market values and purchases of $134.7 million during the period.
See Notes “Investment Securities” included in Part IV, Item 15 of this report for additional details.
As of December 31, 2023, the estimated duration of our investment portfolio was 3.5 years, as compared to 3.7 years as of December 31, 2022. The weighted average yield on investment securities increased 72 basis points to 2.91% in 2023, from 2.19% in 2022.
As of December 31, 2023, investment securities with amortized costs and fair values of $3,858.6 million and $3,462.2 million, respectively, were pledged to secure public deposits and securities sold under repurchase agreements, as compared to $4,998.9 million and $4,432.0 million, respectively, as of December 31, 2022. For additional information concerning securities sold under repurchase agreements, see “—Securities Sold Under Repurchase Agreements” included herein.

Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. As of December 31, 2023, the carrying value of our investments in non-agency mortgage-backed securities totaled $241.3 million. All other mortgage-backed securities included in the table below were issued by U.S. government entities and sponsored entities. As of December 31, 2023, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 74.2% and 77.9% of our tax-exempt securities were general obligation securities as of December 31, 2023 and 2022, respectively, of which 31.1% and 38.0%, respectively, were issued by political subdivisions or agencies within the states we operate, including Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2023, we had investment securities with fair values aggregating $8,284.5 million that had been in a continuous loss position more than 12 months. Gross unrealized losses on these securities totaled $803.4 million as of December 31, 2023, and were attributable to changes in interest rates. At December 31, 2023 and December 31, 2022, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.8 million and $1.9 million, respectively.
The following table sets forth the carrying value as of December 31, 2023 and 2022, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	December 31, 2022	December 31, 2023
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasury securities
Maturing within one year	$—	$299.7	3.31%	2.17%
Maturing in one to five years	871.2	349.5	3.86	2.00
Maturing in five to ten years	200.6	—	—	—
Mark-to-market adjustments on securities available-for-sale	(32.4)	(25.5)	(0.28)	NA
Total	1,039.4	623.7	6.89	2.08
U.S. government agency securities
Maturing within one year	0.6	0.6	0.01	3.17
Maturing in one to five years	163.5	176.2	1.95	2.12
Maturing in five to ten years	400.2	353.8	3.91	2.27
Maturing after ten years	3.6	3.3	0.04	5.57
Mark-to-market adjustments on securities available-for-sale	(17.3)	(10.9)	(0.12)	NA
Total	550.6	523.0	5.79	2.25
Mortgage-backed securities
Maturing within one year	24.4	44.9	0.50	2.98
Maturing in one to five years	908.1	684.3	7.55	2.62
Maturing in five to ten years	1,312.6	1,115.7	12.33	2.16
Maturing after ten years	5,149.4	4,613.0	50.98	2.30
Mark-to-market adjustments on securities available-for-sale	(462.7)	(366.4)	(4.05)	NA
Total	6,931.8	6,091.5	67.31	2.31
Collateralized loan obligation securities
Maturing in five to ten years	204.0	180.6	2.00	5.81
Maturing after ten years	941.2	941.2	10.40	6.01
Mark-to-market adjustments on securities available-for-sale	(33.6)	(2.2)	(0.02)	NA
Total	1,111.6	1,119.6	12.38	5.98
Municipal securities
Maturing within one year	10.5	4.0	0.04	2.75
Maturing in one to five years	56.5	41.5	0.46	3.02
Maturing in five to ten years	116.0	159.5	1.76	1.68
Maturing after ten years	312.4	230.9	2.55	1.88
Mark-to-market adjustments on securities available-for-sale	(50.7)	(36.9)	(0.41)	NA
Total	444.7	399.0	4.40	1.92
Corporate securities
Maturing within one year	15.8	—	—	—
Maturing in one to five years	87.2	99.6	1.10	2.62
Maturing in five to ten years	249.4	218.2	2.41	3.04
Mark-to-market adjustments on securities available-for-sale	(32.6)	(25.2)	(0.28)	NA
Total	319.8	292.6	3.23	2.91
Total	$10,397.9	$9,049.4	100.00%	2.73%
Maturities of the 2023 securities noted above reflect $1,603.3 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $1.0 million of these securities will be called in 2024. For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB of Minneapolis and the FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. As of December 31, 2023 and December 31, 2022, the Company held $223.2 million and $198.6 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale decreased $32.5 million, or 40.7%, to $47.4 million as of December 31, 2023, compared to $79.9 million as of December 31, 2022, primarily due to the transfer of $29.6 million of agricultural loans to loans held for investment, the transfer of a $6.4 million construction real estate loan to OREO, the repayment or pay-off of $15.5 million of loans, and a decrease in mortgage loan activity. The decrease was partially offset by the transfer of a $27.3 million commercial real estate loan from loans held for investment to loans held for sale during 2023.
Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2023	Percent	2022	Percent	2021	Percent
Real estate:
Commercial	$8,869.2	48.4%	$8,528.6	47.1%	$3,971.5	42.5%
Construction	1,826.5	10.0	1,944.4	10.8	1,007.8	10.8
Residential	2,244.3	12.3	2,188.3	12.1	1,538.2	16.5
Agricultural	716.8	3.9	794.9	4.4	213.9	2.3
Total real estate	13,656.8	74.6	13,456.2	74.4	6,731.4	72.1%
Consumer:
Indirect	740.9	4.1	829.7	4.6	737.6	7.9
Direct	141.6	0.8	152.9	0.8	129.2	1.4
Credit card	76.5	0.4	75.9	0.4	64.9	0.7
Total consumer	959.0	5.3	1,058.5	5.8	931.7	10.0
Commercial	2,906.8	15.9	2,882.6	15.9	1,475.5	15.8
Agricultural	769.4	4.2	708.3	3.9	203.9	2.1
Other, including overdrafts	0.1	—	9.2	—	1.5	—
Loans held for investment	18,292.1	100.0%	18,114.8	100.0%	9,344.0	100.0%
Deferred loan fees and costs	(12.5)		(15.6)		(12.3)
Loans held for investment, net of deferred fees and costs	18,279.6		18,099.2		9,331.7
Allowance for credit losses	(227.7)		(220.1)		(122.3)
Net loans held for investment	$18,051.9		$17,879.1		$9,209.4
Allowance for credit losses to loans held for investment		1.25%		1.22%		1.31%

Loans held for investment, net of deferred fees and costs, increased $180.4 million, or 1.0%, to $18,279.6 million as of December 31, 2023, as compared to $18,099.2 million as of December 31, 2022,
Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 34.4% and 37.0% of our commercial real estate loans were owner occupied as of December 31, 2023 and 2022, respectively.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2023, our construction loan portfolio was divided among the following categories: approximately $343.6 million, or 18.8%, residential construction; approximately $1,147.9 million, or 62.9%, commercial construction; and approximately $335.0 million, or 18.3%, land acquisition and development.
Residential real estate loans. Residential real estate loans are typically secured by first liens on the financed property. Included in residential real estate loans were home equity loans and lines of credit of $541.8 million, or 24.1%, and $548.9 million, or 25.1%, as of December 31, 2023 and 2022, respectively.

Agricultural real estate loans. Agricultural real estate loans are secured by farmland or ranchland consisting of short, intermediate, and long-term structures to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 77.3% and 78.4% of our consumer loans as of December 31, 2023 and 2022, respectively, were indirect consumer loans.
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
The following table presents the contractual maturity distribution and interest rates of our loan portfolio as of December 31, 2023. The amounts provided below do not reflect scheduled repayment or prepayment assumptions related to the loan portfolio. The within one year category includes loans overdrafts and loans with no stated maturity.
Maturities and Interest Rate Sensitivities

(Dollars in millions)	Contractual Maturity Range					Maturing After One Year
	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Real estate	$1,152.1	$4,671.5	$5,703.0	$2,130.2	$13,656.8	$7,606.8	$4,897.9
Consumer	103.8	427.4	374.8	53.0	959.0	844.5	10.7
Commercial	872.0	1,168.6	760.3	105.9	2,906.8	1,354.4	680.4
Agricultural	573.0	157.4	33.7	5.3	769.4	177.0	19.4
Other	0.1	—	—	—	0.1	—	—
Loans held for investment	$2,701.0	$6,424.9	$6,871.8	$2,294.4	$18,292.1	$9,982.7	$5,608.4
Non-Performing Assets
Non-performing assets include non-accrual loans, loans contractually past due by 90 days or more and still accruing interest, and OREO.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased $47.2 million, to $106.4 million, as of December 31, 2023, from $59.2 million as of December 31, 2022, primarily due to a $28.7 million agricultural loan transferred loans held for sale to loans held for investment and a construction real estate and commercial real estate loan. Accruing loans past due 90 days or more decreased $1.5 million, or 23.4% driven by a decrease in all loan types except for agricultural loans as a result of the transfer of a loan from loans held for sale to loans held for investment. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.

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
OREO increased to $16.5 million as of December 31, 2023, from $12.7 million as of December 31, 2022, primarily attributable to the transfer of a $5.8 million loan held for sale to OREO, partially offset by dispositions. As of December 31, 2023, 60.7% of our OREO balance was related to an agricultural real estate property, 38.5% was related to commercial properties, and 0.8% was related to a construction property.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (Dollars in millions)	As of December 31,
	2023	2022	2021
Non-performing loans:
Non-accrual loans	$106.4	$59.2	$24.9
Accruing loans past due 90 days or more	4.9	6.4	2.8
Total non-performing loans	111.3	65.6	27.7
OREO	16.5	12.7	2.0
Total non-performing assets	$127.8	$78.3	$29.7

Non-accrual loans to loans held for investment	0.58%	0.33%	0.27%
Non-performing assets to loans held for investment and OREO	0.70	0.43	0.32
Non-performing assets to total assets	0.42	0.24	0.15
Allowance for credit losses to non-performing loans	204.58	335.52	441.52
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

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2023	Percent	2022	Percent	2021	Percent
Real estate:
Commercial	$28.2	25.3%	$20.7	31.5%	$8.6	31.1%
Construction	17.2	15.5	4.3	6.6	0.7	2.5
Residential	11.3	10.2	7.6	11.6	3.0	10.8
Agricultural	5.4	4.8	7.6	11.6	4.9	17.7
Total real estate	62.1	55.8	40.2	61.3	17.2	62.1
Consumer:
Indirect	3.1	2.8	3.3	5.0	2.1	7.6
Direct	0.3	0.3	0.4	0.6	0.2	0.7
Credit card	0.6	0.5	0.6	0.9	0.5	1.8
Total consumer	4.0	3.6	4.3	6.6	2.8	10.1
Commercial	11.8	10.6	12.3	18.7	6.1	22.0
Agricultural	33.4	30.0	8.8	13.4	1.6	5.8
Total non-performing loans	$111.3	100.0%	$65.6	100.0%	$27.7	100.0%
Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent where the borrower is experiencing financial difficulty and as sources of repayment become inadequate over time and that repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans increased to $52.6 million as of December 31, 2023, from $39.1 million as of December 31, 2022, primarily due to a construction loan.
Modifications to borrowers experiencing financial difficulty. Modifications of loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide borrowers payment relief. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. Those modifications deemed to be for borrowers experiencing financial difficulty are monitored centrally to ensure proper classification and if or when the loan may be placed on accrual status.
Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated accounting guidance for troubled debt restructurings while requiring disclosures of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay. See “Notes to Consolidated Financial Statements—Recent Authoritative Accounting Guidance” included in financial statements included Part IV, Item 15 of this report for further discussion of the amendments in this update. For additional information regarding modifications to borrowers experiencing financial difficulty, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.
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
Our allowance for credit losses on loans was $227.7 million, or 1.25% of loans held for investment as of December 31, 2023, as compared to $220.1 million, or 1.22% of loans held for investment, as of December 31, 2022. The increase in the percentage from December 31, 2022 is primarily a result of loan growth and credit migration.

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
Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2023	2022	2021
Allowance for credit losses on loans:
Beginning balance	$220.1	$122.3	$144.3
ACL recorded on PCD loans	—	59.5	—
Provision for (reduction of) operating expense	31.1	68.4	(14.7)
Charge-offs:
Real estate
Commercial	7.6	11.7	2.3
Construction	10.3	9.2	1.4
Residential	0.6	0.3	0.1
Agricultural	—	0.2	0.7
Consumer	14.0	10.1	8.2
Commercial	3.4	8.1	3.7
Agricultural	—	5.4	0.2
Total charge-offs	35.9	45.0	16.6
Recoveries:
Real estate
Commercial	4.2	3.0	0.1
Construction	0.1	0.5	0.6
Residential	0.1	0.8	0.3
Agricultural	0.3	0.4	—
Consumer	4.7	5.0	4.5
Commercial	2.6	2.3	3.8
Agricultural	0.4	2.9	—
Total recoveries	12.4	14.9	9.3
Net charge-offs	23.5	30.1	7.3
Ending balance	$227.7	$220.1	$122.3

Allowance for off-balance sheet credit losses:
Beginning balance	$16.2	$3.8	$3.7
Provision for off-balance sheet credit losses	2.2	12.4	0.1
Ending balance	$18.4	$16.2	$3.8

Allowance for credit losses on investment securities:
Beginning balance	$1.9	$—	$—
Provision for credit losses	(1.1)	1.9	—
Ending balance	$0.8	$1.9	$—

Total allowance for credit losses	$246.9	$238.2	$126.1
Total provision for (reduction of) credit losses	32.2	82.7	(14.6)
Loans held for investment, net of deferred fees and costs	18,279.6	18,099.2	9,331.7
Average loans	18,299.6	16,802.2	9,788.9
Net charge-offs to average loans	0.13%	0.18%	0.07%
Allowance to non-accrual loans	214.00	371.79	491.16
Allowance to loans held for investment	1.25	1.22	1.31

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
Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2023		2022		2021
	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans
Real estate	$160.1	74.6%	$138.7	74.4%	$69.3	72.1%
Consumer	13.0	5.3	23.3	5.8	21.1	10.0
Commercial	50.2	15.9	54.9	15.9	31.6	15.8
Agricultural	4.4	4.2	3.2	3.9	0.3	2.1
Totals	$227.7	100.0%	$220.1	100.0%	$122.3	100.0%
Deferred Tax Asset
The net deferred tax asset decreased $60.5 million, to $150.0 million as of December 31, 2023, from $210.5 million as of December 31, 2022, primarily due to a decrease in deferred tax assets related to the unrealized fair value of investment securities, deferred compensation, and interest rate swap contracts designated as hedges.
Other Assets
Other assets decreased $80.3 million, to $268.4 million as of December 31, 2023, from $348.7 million as of December 31, 2022, primarily attributable to a decrease in interest rate swap contracts.
Total Liabilities
Total liabilities decreased $1,770.3 million, or 6.1%, to $27,443.7 million as of December 31, 2023, from $29,214.0 million as of December 31, 2022, primarily due to a decrease of $1,750.5 million in deposits and decreases in securities sold under repurchase agreements and accounts payable and accrued expenses. These decreases were partially offset by an increase in other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Total deposits decreased $1,750.5 million, to $23,323.1 million as of December 31, 2023, from $25,073.6 million as of December 31, 2022, with decreases in all types of deposits with the exception of time deposits.
As of December 31, 2023 and 2022, we had Certificate of Deposit Account Registry Service, or CDARS, deposits of $26.6 million and $36.6 million, respectively. As of December 31, 2023 and 2022, we had zero and $12.5 million of brokered deposits, respectively.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2023	Percent	2022	Percent	2021	Percent
Non-interest bearing demand	$6,029.6	25.9%	$7,560.0	30.2%	$5,568.3	34.2%
Interest bearing:
Demand	6,507.8	27.9	7,205.9	28.7	4,753.2	29.2
Savings	7,775.8	33.3	8,379.3	33.4	4,981.6	30.6
Time, $250k or more	811.6	3.5	438.0	1.8	186.7	1.2
Time, other	2,198.3	9.4	1,490.4	5.9	779.8	4.8
Total interest bearing	17,293.5	74.1	17,513.6	69.8	10,701.3	65.8
Total deposits	$23,323.1	100.0%	$25,073.6	100.0%	$16,269.6	100.0%
For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $270.2 million, or 25.7%, to $782.7 million as of December 31, 2023, from $1,052.9 million as of December 31, 2022.
The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2023	2022	2021
Securities sold under repurchase agreements:
Balance at period end	$782.7	$1,052.9	$1,051.1
Average balance	940.4	1,114.5	1,025.2
Maximum amount outstanding at any month-end	1,100.5	1,263.3	1,094.0
Average interest rate:
During the year	0.68%	0.22%	0.04%
At period end	1.24	0.36	0.08
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses decreased $65.5 million, to $380.4 million as of December 31, 2023, from $445.9 million as of December 31, 2022, primarily attributable to a decrease in derivative liabilities of $32.3 million and a decrease in accrued salaries and wages and employee benefits of $29.2 million.
Other Borrowed Funds
Other borrowed funds consists of FHLB borrowings with maturity tenors of up to three-months, to address short-term funding needs. Other borrowed funds increased $276.0 million, to $2,603.0 million as of December 31, 2023 compared to 2,327.0 million at December 31, 2022, primarily as a result of a decrease in total deposits and securities under repurchase agreements, partially offset by a decline in investment securities and cash and cash equivalents.
Capital Resources and Liquidity
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $153.7 million, or 5.0%, to $3,227.5 million as of December 31, 2023 from $3,073.8 million as of December 31, 2022, due to changes in accumulated other comprehensive loss related to unrealized gains on available-for-sale securities and retention of earnings, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, a stock purchase pursuant to an agreement, and cash dividends paid. Regular cash dividends paid to common shareholders during 2023 amounted to approximately $195.1 million.
On January 26, 2024, we declared a quarterly dividend to common stockholders of $0.47 per share, which was paid on February 19, 2024 to shareholders of record as of February 9, 2024. The dividend equates to a 7.2% annual yield based on the $26.01 average closing price of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2023.
On December 14, 2023, the Company completed the repurchase of one million shares of its common stock from the estate of a stockholder at a price of $32.14 per share, or the closing price per share of the common stock as reported on the Nasdaq Stock Market on December 14, 2023, representing an aggregate purchase price of $32.1 million. For additional information regarding the repurchase, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15 of this report.
During 2022, the Company repurchased and retired the five million shares of common stock under its previously existing stock repurchase program. As of December 31, 2023, the Company did not have a repurchase program in effect.

For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.
During 2023, the Company issued 54,414 shares of its common stock to directors for their annual service on the Company’s board of directors. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2023 and 2022, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.
Liquidity
Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window or BTFP, and the issuance of preferred or common securities.
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
The Company had deposits without a stated maturity of $20,313.2 million and time deposits of $2,648.7 million, due in one year or less in addition to time deposits due in more than one year of $361.2 million as of December 31, 2023. For additional details in regard to the Company’s deposits see “Notes to Consolidated Financial Statements—Deposits” included in Part IV, Item 15 of this report.
As of December 31, 2023, the Company had securities sold under repurchase agreements of $782.7 million due in one year or less as the agreements with our client counterparties mature on the next banking day.
As of December 31, 2023, the Company had $2,603.0 million of FHLB borrowings due in less than one year, $99.0 million of fixed-to-floating rate subordinated notes due in more than one year, and available borrowing capacity of $3,619.6 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $3,039.5 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans and has an unused $50.0 million revolving line of credit with another third party. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.

The Company guarantees the distribution and payment for redemption or liquidation of capital trust preferred securities issued by our wholly owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 2 capital under the Federal Reserve capital adequacy guidelines. As of December 31, 2023, the Company had subordinated debentures held by subsidiary trusts of $163.1 million due in more than one year. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15 of this report.
The Company has future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2023 with $11.6 million due in one year or less and $39.0 million due in more than one year. For additional information concerning leases, see “Notes to Consolidated Financial Statements—Commitments and Contingencies” included in Part IV, Item 15 of this report.
The Company is a limited partner in several tax-advantaged limited partnerships that have been formed for the purpose of investing in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of December 31, 2023, the Company expects to recover its investments through the use of tax credits generated by the investments.
The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. As of December 31, 2023, the Company had unused credit card lines of $814.0 million, commitments to extend credit of $4,069.2 million and standby letters of credit of $97.1 million. Among the $4,069.2 million in credit commitments outstanding, $658.5 million are related to home equity and home equity lines of credit, $1,786.4 million are related to traditional working capital commercial lines, and $926.9 million are unfunded for current or future construction projects. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15 of this report.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. Our business and the composition of our balance sheet consists of investments in interest earning assets (principally loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and indebtedness). Such financial instruments have varying levels of sensitivity to changes in market interest rates such as the level of interest rates, changes in interest rates, the speed of changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets fluctuate adversely relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.
Although we characterize some of our interest-sensitive assets as securities available-for-sale, such securities are not purchased with the intent to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. We do not have any trading instruments nor do we classify any portion of the investment portfolio as trading. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.

Asset Liability Management
The goal of asset liability management is the prudent control of market risk, liquidity, and capital. Asset liability management is governed by policies, goals, and objectives adopted and reviewed by the Bank’s board of directors. Development of asset liability management strategies and monitoring of interest rate risk are the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. Our primary source of earnings is net interest income, which is affected by the level of interest rates, changes in interest rates, the speed of changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments, and the mix of interest-bearing assets and liabilities.
The ability to optimize net interest income is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time.
Net Interest Income Sensitivity
We believe net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. We monitor net interest income sensitivity by utilizing an income simulation model to subject 12- and 24- month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) repricing characteristics for market rate sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as caps and floors, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and execute appropriate asset/liability management strategies accordingly.
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 30% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 50% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at December 31, 2023 project that interest-bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	December 31, 2023
+200	(8.13)%
+100	(4.01)%
-100	6.42%
-200	10.94%
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
The Company uses financial derivative instruments for management of interest rate sensitivity. In August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company when they become effective. As of December 31, 2023, $900.0 million of the cash flow hedges were effective with the remaining $250.0 million becoming effective in April 2024.

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
Report of RSM US LLP, Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets — December 31, 2023 and 2022
Consolidated Statements of Income — Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows — Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2023, our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control over financial reporting processes and systems, no matter how well designed, have inherent limitations. Therefore, even processes and systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria and guidelines established in the Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023, to the extent of the material weakness discussed below. Notwithstanding the foregoing determination, the deficiencies in our internal control over financial reporting and the material weakness described in this report did not result in any material misstatement in our consolidated financial statements or other disclosures included in this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its evaluation and assessment, the following combined deficiencies culminating in a material weakness have been identified by management.
Our management concluded that the Company’s control over the establishment of new deposit accounts was not effectively designed to fully consider all of the relevant attributes and the sufficiency of the coverage of this control was not documented or assessed. In addition, segregation of duties over the establishment of new loan accounts and the maintenance of loan and deposit accounts was not adequately enforced by the workflow system. The Company also did not have effective information technology general controls (ITGCs) supporting the Company’s internal control over financial reporting related to the documentation of the completeness and accuracy of user access to systems, change management segregation of duties over two systems, and sufficient identification of transfers between systems. These combined deficiencies, which in aggregate result in a material weakness, impact other automated and manual business process controls in the control environment that are dependent on the ineffective controls.
A discussion of the remediation steps that the Company has undertaken, including subsequent to year-end, to better define and document the appropriateness of its control environment and eliminate each of the deficiencies is provided below in this Item 9A under the caption “—Management’s Remediation Plan”, which immediately follows the more specific description of the above identified deficiencies.
Importantly, and as noted above, the deficiencies in our internal control over financial reporting and the material weakness described in this report did not result in any material misstatement in our consolidated financial statements or other disclosures. These deficiencies merely were determined to create a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting as of December 31, 2023. RSM US LLP’s report is presented below this management report in Item 9A of this Annual Report on Form 10-K.
Management’s Remediation Plan
Beginning in July 2023, we pivoted from 100% testing of new deposit account attributes to sampling at up to a 30% testing approach of new deposit account attributes. The redesign did not adequately define the sampling methodology, including escalation procedures, and did not include all key deposit account attributes.
Regarding the remediation of the deficiency concerning the testing of new deposit account attributes, subsequent to year-end we engaged independent third-party consultants to assist us in evaluating the appropriateness and effectiveness of our testing approach and quantifying the reasonableness of the sample size. In addition, subsequent to year-end, we performed further testing over 2023 new deposit accounts with no material findings. We also took steps to ensure inclusion of all relevant fields to financial reporting within the scope of the review of new deposit accounts, revise sampling procedures to achieve additional precision, included rationale for sampling approach based on required exception rates for a material misstatement to be possible, and will include escalation procedures.
With respect to our workflow system associated with the establishment of new loan accounts and the maintenance of loan and deposit accounts, our workflow system is configured to automatically identify individuals who performed a deposit or loan boarding or maintenance activity and deny them access to perform a review of the activity performed. It was determined, however, that the workflow system had a vulnerability that could allow employees to edit some keywords associated with documents and workflows. It was determined that this vulnerability could pose segregation of duties concerns as employees with account boarding and maintenance access could bypass the control to allow them to perform quality control on their own activity.
With respect to the remediation of the segregation of duties deficiency related to our workflow system, upon identification of the deficiency, management promptly removed the ability of an employee to edit relevant ‘keyword’ fields in the workflow system to ensure appropriate level of system access. Following the remediation efforts, management performed a review of activity, including a review of workflow system logs, engaged in during 2023 to seek to identify any potential instances of unauthorized changes to keywords and investigate instances of actual segregation of duties violations related to deposit account maintenance and loan boarding and maintenance activity, and no unauthorized changes or violations were identified.

Our ITGC user access review and validation control activity has been established to ensure that system and application access remain appropriate for each employee’s job role. During 2023, the Company onboarded a new system to increase the automation of user access reviews, intending to ensure complete and accurate populations were considered as part of the control activity. During the third quarter of 2023, it was determined that existing procedures should have more detail, and management updated the Company’s processes and expanded its written procedures for obtaining complete and accurate populations of user access reviews for each system with a manual population and held training sessions with system administrators to increase detail and add support and seek to remediate the deficiency. Additionally, during the fourth quarter of 2023, a quality assurance process was implemented to add another layer of control prior to the finalization of each periodic user’s access review. Management further intends to continue to identify systems that are compatible with the automation feature to further reduce manual processes, to consider timing of testing for systems subject to annual user access review, to review and enhance written procedures for obtaining accurate populations of user access, and conduct additional training with system administrators to further communicate the requirements of the periodic access review process, all with a view to promptly eliminate this deficiency.
Regarding the identified ITGC change management deficiency, technical limitations resulting in segregation of duties conflicts in the standard control environment were identified for changes deployed for two systems. A documented, weekly attestation and sign off is completed by management to attest to the review period; however, the preparer and reviewer are not independent of the activity to which they are attesting. In addition, due to an employee’s leave of absence, the existing control activity was not operational for part of 2023. The employee resumed documentation of the review and the related attestation of implemented changes process upon return from leave, and thereafter a retroactive review was performed to ensure that there were no unauthorized changes to the systems while the employee was on leave. Because the remediation efforts to alleviate the segregation of duties concerns were not completed prior to year-end, it was determined that the existing technical limitations resulted in segregation of duties conflicts in the standard control environment at year end.
In order to remediate the identified change management deficiency, management has initiated a project to migrate to an alternate cloud solution that is expected to enable logical access implementation to support segregation of duties requirements through automation.
The ITGCs deficiency related to the sufficient identification of transfers between only those systems supporting the Company’s internal control over financial reporting relates to the listing of relevant, specific transfers not being produced until December 2023. The Company identified all transfers between systems, which by definition included those systems supporting the Company’s internal control over financial reporting, but it did not produce separately the more limited universe of systems subsumed by the larger universe. In addition, the control did not include sufficient logging and monitoring activities to demonstrate the effective execution of the control.
To remediate the Company’s deficiency in producing the sufficient identification of transfers between only those systems supporting the Company’s internal control over financial reporting, management in December 2023 enhanced its reporting capabilities to identify only data transfers supporting the Company’s internal control over financial reporting. Furthermore, documentation of the control is being enhanced to ensure adequate system logging and monitoring for the prompt elimination of the deficiency.
By completing these remediation steps, our automated and manual business process controls that are dependent on the effectiveness of these remediated controls and ITGCs have been and will continue to be improved, with the effect that management believes that it will be able to remediate and eliminate the material weakness during 2024.
We have already completed some and are in the process of effecting other remediation efforts related to the deficiencies identified above. Remediation will not be considered complete until such controls have been properly tested for design and operating effectiveness by management and the external auditor.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above regarding the remediation activities concerning the onboarding of a new system to increase the automation of user access reviews and the Company’s deficiency in producing the sufficient identification of transfers between only those systems supporting the Company’s internal control over financial reporting, the discussion with respect to which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on the Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and our report dated February 29, 2024 expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company’s control over the establishment of new deposit accounts was not effectively designed to fully consider all of the relevant attributes and the sufficiency of the coverage of this control was not documented or assessed. In addition, segregation of duties over the establishment of new loan accounts and the maintenance of loan and deposit accounts was not adequately enforced by the workflow system. The Company also did not have effective information technology general controls (ITGCs) supporting the Company’s internal control over financial reporting related to the documentation of the completeness and accuracy of user access to systems, change management segregation of duties over two systems, and sufficient identification of transfers between systems. These combined deficiencies impact other automated and manual business process controls in the control environment that are dependent on the ineffective controls.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 29, 2024 on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
 /s/ RSM US LLP
Des Moines, Iowa
February 29, 2024

Item 9B. Other Information
(a) Effective February 26, 2024, pursuant to the 2023 Equity and Incentive Plan, the Company adopted (i) a form of Restricted Stock Unit Agreement to be used as the template for awards of restricted stock units and (ii) a form of Performance Restricted Stock Unit Agreement to be used as the template for awards of performance restricted stock units, that may be granted to eligible participants under the 2023 Equity and Incentive Plan, unless otherwise determined by the Compensation Committee of the Board.
(b) Information Required by Item 407(c)(3) of Regulation S-K. During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the heading, “Directors and Executive Officers” and “Corporate Governance” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is herein incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is herein incorporated herein by reference.
The following table provides information, as of December 31, 2023, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights	Warrants, and Rights	Equity Compensation Plans(1)
Equity compensation plans
approved by shareholders	—	$—	1,389,724

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	—	$—	1,389,724

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Directors and Executive Officers” and “Certain Relationships and Related Party Transactions,” and “Corporate Governance” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is herein incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services and related information is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement relating to our 2024 annual meeting of shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Our audited consolidated financial statements follow. The list of all financial statements filed as part of this filing is included above under Part II, Item 8. Financial Statements and Supplementary Data, on page 60, and incorporated herein by reference. Such audited consolidated financial statements follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 29, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses - Loans Held for Investment
The Company’s loans held for investment portfolio totaled $18,279.6 million as of December 31, 2023, and the associated allowance for credit losses on loans held for investment was $227.7 million. As described in Notes 1 and 6 to the financial statements, the allowance for credit losses on loans held for investment is a valuation account that is deducted from the Company’s amortized cost basis of loans held for investment to present the net amount of loans held for investment expected to be collected. Expected future principal and interest cash flows are calculated using contractual repayment terms while considering prepayment, utilization, interest rate, and probability of default assumptions. Macroeconomic models calculate segment-specific multipliers using third party forecast data. The multipliers adjust the annual loss rates to the level expected under the economic conditions over the 2-year forecast period, followed by a 1-year straight-line reversion to the unadjusted historical average loss rates. The unadjusted loss rates then apply for the remaining life of the loan. The Company’s allowance for credit losses on loans held for investment consists of three elements: (1) specific valuation allowances associated with collateral-dependent loans; (2) historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and segment-specific multipliers using third party forecast data; and (3) adjustments to historical loss information for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix and trends, asset quality, or term as well as for changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors.

We identified the adjustments to historical loss information component of the allowance for credit losses on loans held for investment, both as it relates to current conditions and economic forecast selection, as a critical audit matter, because auditing this component of the allowance for credit losses on loans held for investment required significant auditor judgement related to estimates determined by management which are highly subjective and are highly sensitive to change in significant assumptions.
Our audit procedures related to the Company’s adjustments to historical loss information component of the allowance for credit losses on loans held for investment included the following, among others:
•We obtained an understanding of the relevant controls related to the allowance for credit losses on loans held for investment and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the allowance for credit losses on loans held for investment calculation, management’s approval of economic forecast selection used to derive segment-specific multipliers within its macroeconomic model, management’s assessment and review of the adjustments to historical loss information component of the allowance for credit losses on loans held for investment for current conditions, and management’s validation of underlying source data.
•We tested management’s calculation of adjustments to historical loss information within the allowance for credit losses on loans held for investment calculation by agreeing calculation inputs to the Company’s internal and external source data, verifying the mathematical accuracy of the calculation of adjustments to historical loss information, and evaluating whether adjustments to historical loss information within the allowance for credit losses on loans held for investment, or lack thereof, were reasonable and consistent with Company provided internal data and external independent data.
•We evaluated management’s selected economic forecast, used to derive segment-specific multipliers within its macroeconomic model, for reasonableness against alternative industry sources.
•We agreed management’s calculated adjustments to historical loss information to the allowance for credit losses on loans held for investment calculation.
Goodwill
The Company’s goodwill totaled $1,100.9 million as of December 31, 2023. As described in Notes 1 and 3 to the financial statements, the Company evaluates goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. As a result of the ongoing financial services economic conditions, including changes to the interest rate environment, continued volatility in the Company’s common share price, and volatility in the Company’s overall market capitalization during the third and beginning of the fourth quarter of 2023, the Company performed a quantitative interim goodwill impairment assessment for its sole reporting unit as of October 31, 2023 by weighting income and market-based approaches. The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income and market approaches were weighted in determining the fair value of the reporting unit.
We identified management’s estimation of the fair value of its reporting unit as a critical audit matter, because the estimation of fair value required management to make significant assumptions and estimates around forecasted net income, the selection of discount rates, the selection of control premiums utilized in the valuation and the weighting of valuation methods used in determining the fair value of the reporting unit. In addition, our audit procedures to evaluate the reasonableness of management’s net income forecasts, selection of discount rates, selection of control premiums and weighting of valuation methods utilized in the valuation required a higher degree of auditor judgement as well as an increased level of audit effort, including the involvement of valuation specialists related to valuation inputs determined by management which are highly subjective and are highly sensitive to change in significant assumptions.
Our audit procedures related to our evaluation of the reasonableness of the Company’s net income forecasts, selection of discount rates, selection of the control premium utilized and weighting of the methods in the valuation included the following, among others:
•We obtained an understanding of the relevant controls related to net income forecasts and the selection of the discount rate, control premium and the weighting of valuation methods, and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the net income forecasts, the selection of the discount rate and control premium and the weighting of valuation methods.

•We evaluated management’s ability to accurately forecast net income by comparing actual results to management’s historical forecasts.
•We evaluated the assumptions and estimates included in management’s net income forecasts by: 1) comparing to industry forecasts and information included in industry analyst reports; 2) considering the impact of changes in the competitive and regulatory environment on management’s forecast; and 3) assessing the reasonableness of strategic plans incorporated by the Company into the forecasts.
•We utilized internal valuation specialists to assist in evaluating the discount rate, the control premium selected by management and the weighting of valuation methods used in determining the fair value of the reporting unit. The evaluation included evaluating the reasonableness of market-based source information underlying the selection of the discount rate and control premium, testing the reasonableness of management’s method, developing independent expectations, and the mathematical accuracy of the discount rate, control premium and weighting of valuation methods calculations
/s/ RSM US LLP

We have served as the Company’s auditor since 2004.

Des Moines, Iowa
February 29, 2024

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2023	2022
Assets
Cash and due from banks	$378.2	$349.2
Interest bearing deposits in banks	199.7	521.2
Federal funds sold	0.1	0.1
Total cash and cash equivalents	578.0	870.5
Investment securities:
Available-for-sale, net of allowance for credit losses of $0 at December 31, 2023 and 2022 (amortized cost of $6,307.8 and $7,573.5 at December 31, 2023 and 2022, respectively)	5,841.5	6,946.1
Held-to-maturity, net of allowance for credit losses of $0.8 and $1.9 at December 31, 2023 and 2022, respectively (estimated fair values of $2,874.0 and $3,052.2 at December 31, 2023 and 2022, respectively)	3,207.9	3,451.8
Total investment securities	9,049.4	10,397.9
FHLB and FRB stock, at cost	223.2	198.6
Loans held for sale	47.4	79.9
Loans held for investment, net of deferred fees and costs	18,279.6	18,099.2
Allowance for credit losses	(227.7)	(220.1)
Net loans held for investment	18,051.9	17,879.1
Goodwill	1,100.9	1,100.9
Company-owned life insurance	502.4	497.9
Premises and equipment, net of accumulated depreciation	444.3	444.7
Other intangibles, net of accumulated amortization	81.4	97.0
Accrued interest receivable	129.1	118.3
Mortgage servicing rights, net of accumulated amortization and impairment reserve	28.3	31.1
Other real estate owned	16.5	12.7
Deferred tax asset, net	150.0	210.5
Other assets	268.4	348.7
Total assets	$30,671.2	$32,287.8
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$6,029.6	$7,560.0
Interest bearing	17,293.5	17,513.6
Total deposits	23,323.1	25,073.6
Securities sold under repurchase agreements	782.7	1,052.9
Accounts payable and accrued expenses	380.4	445.9
Accrued interest payable	52.2	14.5
Long-term debt	120.8	120.8
Other borrowed funds	2,603.0	2,327.0
Allowance for credit losses on off-balance sheet credit exposures	18.4	16.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	27,443.7	29,214.0
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at December 31, 2023 and 2022; 103,941,626 and 104,442,023 shares issued and outstanding, respectively	2,448.9	2,478.2
Retained earnings	1,135.1	1,072.7
Accumulated other comprehensive loss, net	(356.5)	(477.1)
Total stockholders’ equity	3,227.5	3,073.8
Total liabilities and stockholders’ equity	$30,671.2	$32,287.8
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2023	2022	2021
Interest income:
Interest and fees on loans	$979.7	$790.2	$430.2
Interest and dividends on investment securities:
Taxable	269.1	213.9	68.6
Exempt from federal taxes	3.2	3.9	4.1
Interest and dividends on FHLB and FRB stock	12.4	4.8	1.0
Interest on deposits in banks	15.7	8.7	2.6
Total interest income	1,280.1	1,021.5	506.5
Interest expense:
Interest on deposits	242.6	48.3	8.1
Interest on securities sold under repurchase agreements	6.4	2.5	0.4
Interest on other borrowed funds	133.8	15.3	—
Interest on long-term debt	5.8	6.0	6.0
Interest on subordinated debentures held by subsidiary trusts	12.7	6.8	2.8
Total interest expense	401.3	78.9	17.3
Net interest income	878.8	942.6	489.2
Provision for (reversal of) credit losses	32.2	82.7	(14.6)
Net interest income after provision for (reversal of) credit losses	846.6	859.9	503.8
Non-interest income:
Payment services revenues	76.4	74.1	45.1
Mortgage banking revenues	8.4	18.7	40.8
Wealth management revenues	35.3	34.3	26.3
Service charges on deposit accounts	23.0	24.6	16.5
Other service charges, commissions, and fees	9.5	15.5	7.9
Investment securities (losses) gains, net	(23.5)	(24.4)	1.1
Other income	17.9	20.4	11.8
Total non-interest income	147.0	163.2	149.5
Non-interest expense:
Salaries and wages	263.1	282.1	164.9
Employee benefits	75.3	77.5	55.8
Outsourced technology services	59.0	54.3	32.8
Occupancy, net	48.0	44.0	28.7
Furniture and equipment	22.1	23.4	17.6
OREO expense, net of income	1.5	2.3	(0.2)
Professional fees	19.1	19.1	12.1
FDIC insurance premiums	31.5	14.0	6.6
Other intangibles amortization	15.7	15.9	9.9
Other expenses	121.5	114.5	65.7
Acquisition related expenses	—	118.9	11.6
Total non-interest expense	656.8	766.0	405.5
Income before income tax	336.8	257.1	247.8
Provision for income tax	79.3	54.9	55.7
Net income	$257.5	$202.2	$192.1

Earnings per common share (Basic)	$2.48	$1.96	$3.12
Earnings per common share (Diluted)	2.48	1.96	3.11
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

Year ended December 31,	2023	2022	2021
Net income	$257.5	$202.2	$192.1
Other comprehensive income (loss) before tax:
Investment securities available-for-sale:
Change in net unrealized gains (losses) during the period	144.8	(613.1)	(113.7)
Reclassification adjustment for net losses (gains) included in income	23.5	24.4	(1.1)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	0.2	—
Net change in unamortized (losses) gains on available-for-sale investment securities transferred into held-to-maturity	(1.3)	(26.1)	20.2
Change in net unrealized loss (gain) on derivatives	0.9	(6.7)	4.2
Other comprehensive income (loss), before tax	160.7	(621.3)	(90.4)
Deferred tax (expense) benefit related to other comprehensive income (loss)	(40.1)	155.2	22.8
Other comprehensive income (loss), net of tax	120.6	(466.1)	(67.6)
Comprehensive income (loss), net of tax	$378.1	$(263.9)	$124.5
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	$941.1	$962.1	$56.6	$1,959.8
Net income	—	192.1	—	192.1
Other comprehensive loss, net of tax expense	—	—	(67.6)	(67.6)
Common stock transactions:
128,171 common shares purchased and retired	(5.4)	—	—	(5.4)
19,081 common shares issued	—	—	—	—
241,307 non-vested common shares issued	—	—	—	—
73,044 non-vested common shares forfeited or canceled	—	—	—	—
45,484 stock options exercised, net of 6,982 shares tendered in payment of option price and income tax withholding amounts	0.4	—	—	0.4
Stock-based compensation expense	8.9	—	—	8.9
Common cash dividends declared ($1.64 per share)	—	(101.6)	—	(101.6)
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net income	—	202.2	—	202.2
Other comprehensive loss, net of tax expense	—	—	(466.1)	(466.1)
Common stock transactions:
5,040,896 common shares purchased and retired	(199.0)	—	—	(199.0)
46,913,370 common shares issued	1,722.5	—	—	1,722.5
458,177 non-vested common shares issued	—	—	—	—
106,891 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	9.6	—	—	9.6
Common cash dividends declared ($1.70 per share)	—	(182.1)	—	(182.1)
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	257.5	—	257.5
Other comprehensive income, net of tax expense	—	—	120.6	120.6
Common stock transactions:
1,056,191 common shares purchased and retired	(34.0)	—	—	(34.0)
683,574 non-vested common shares issued	—	—	—	—
127,780 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	4.7	—	—	4.7
Common cash dividends declared ($1.88 per share)	—	(195.1)	—	(195.1)
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$257.5	$202.2	$192.1
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for (reversal of) credit losses	32.2	82.7	(14.6)
Net (gain) loss on disposal of premises and equipment	0.7	(2.0)	(1.8)
Depreciation and amortization	53.8	55.5	44.4
Net premium amortization on investment securities	2.4	17.0	38.8
Net loss (gain) on investment securities transactions	23.5	24.4	(1.1)
Realized and unrealized net gains on mortgage banking activities	(2.8)	(9.4)	(26.2)
Net gain on sale of OREO	(0.1)	(0.7)	(0.3)
Write-downs of OREO and other assets pending disposal	1.1	2.8	—
Net gain on extinguishment of debt	—	(1.4)	—
Mortgage servicing rights recovery	—	(3.4)	(6.9)
Deferred taxes	20.4	(4.7)	5.0
Net increase in cash surrender value of company-owned life insurance	(9.7)	(11.1)	(6.1)
Stock-based compensation expense	4.7	9.6	8.9
Originations of mortgage loans held for sale	(351.5)	(429.5)	(817.4)
Proceeds from sales of mortgage loans held for sale	359.5	461.6	883.9
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(10.8)	(37.8)	3.7
Decrease (increase) in other assets	80.5	(12.9)	(16.4)
Increase (decrease) in accrued interest payable	37.7	8.4	(2.0)
(Decrease) increase in accounts payable and accrued expenses	(71.1)	183.1	(1.7)
Net cash provided by operating activities	428.0	534.4	282.3
Cash flows from investing activities:
Purchases of investment securities:
Held-to-maturity	(0.5)	(858.5)	(1,238.0)
Available-for-sale	(134.2)	(3,309.4)	(2,717.8)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	227.3	370.5	257.6
Available-for-sale	1,390.7	1,926.5	1,118.0
Purchases of FHLB and FRB stock	(290.8)	(241.4)	—
Proceeds from FHLB and FRB stock	266.2	112.2	—
Proceeds from bank-owned life insurance settlements	5.2	1.3	1.0
Extensions of credit to clients, net of repayments	(185.8)	(951.4)	467.8
Proceeds from sales of OREO	3.5	3.4	1.7
Proceeds from the sale of Health Savings Accounts	—	1.4	—
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	2,006.9	—
Capital expenditures, net of sales	(28.2)	(10.5)	(10.3)
Net cash provided by (used in) investing activities	$1,253.4	$(949.0)	$(2,120.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)
Year Ended December 31,	2023	2022	2021
Cash flows from financing activities:
Net (decrease) increase in deposits	$(1,750.5)	$(2,884.0)	$2,052.6
Net (decrease) increase in securities sold under repurchase agreements	(270.2)	28.9	(40.3)
Net increase in other borrowed funds	276.0	2,327.0	—
Repayments of long-term debt	(0.1)	(164.1)	—
Advances on long-term debt	—	14.3	—
Payment of stock issuance costs	—	(0.8)	—
Proceeds from issuance of common stock	—	0.1	0.4
Purchase and retirement of common stock	(34.0)	(199.0)	(5.4)
Dividends paid to common stockholders	(195.1)	(182.1)	(101.6)
Net cash (used in) provided by financing activities	(1,973.9)	(1,059.7)	1,905.7
Net (decrease) increase in cash and cash equivalents	(292.5)	(1,474.3)	68.0
Cash and cash equivalents at beginning of period	870.5	2,344.8	2,276.8
Cash and cash equivalents at end of period	$578.0	$870.5	$2,344.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$51.2	$57.8	$56.8
Cash paid during the period for interest expense	363.6	32.0	19.3

Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	6.4	22.9	5.9
Transfer of held-to-maturity to available-for-sale securities	23.0	10.9	—
Transfer of available-for-sale to held-to-maturity securities	—	463.6	672.2
Transfer of held-for-sale to held for investment loans	29.6	19.8	—
Transfer of held for investment to held-for-sale loans	30.4	12.4	—
Transfer of loans to other real estate owned	8.3	0.4	0.9
Shares issued for acquisition	—	1,723.3	—
Capitalization of internally originated mortgage servicing rights	1.1	2.5	3.7

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities	—	2,699.0	—
Securities purchased under agreement to resell	—	101.1	—
Loans held for sale	—	217.0	—
Loans held for investment, net	—	7,645.5	—
Premises and equipment	—	144.7	—
Goodwill	—	479.3	—
Other intangibles	—	72.9	—
Mortgage servicing rights	—	1.3	—
Company-owned life insurance	—	186.6	—
Deferred tax assets	—	60.2	—
Other real estate owned	—	15.8	—
Other assets	—	200.8	—
Total noncash assets acquired	—	11,824.2	—

Deposits	—	11,688.0	—
Securities sold under repurchase agreements	—	74.0	—
Accounts payable and accrued expenses	—	110.4	—
Long-term debt	—	159.3	—
Subordinated debentures held by subsidiary trusts	—	76.1	—
Total liabilities assumed	$—	$12,107.8	$—
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
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2023, the Company had one significant subsidiary, First Interstate Bank (“FIB”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2022 and 2021 to conform to the 2023 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
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
Variable Interest Entities. The Company’s wholly owned business trusts, FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”), FI Statutory Trust VI (“Trust VI”), Northwest Bancorporation Capital Trust I (“Trust VII”), GWB Capital Trust VI (“Trust VIII”), Sunstate Bancshares Trust II (Trust IX”), Great Western Statutory Trust IV (“Trust X”), HF Financial Capital Trust III (“Trust XI”), HF Trust IV (“Trust XII”), HF Trust V (“Trust XIII”), and HF Trust VI (“Trust XIV”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of Trust I through Trust XIV are not included in the accompanying consolidated financial statements, and are instead accounted for using the equity method of accounting.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the valuation of goodwill and intangible assets, and fair values of investment securities and other financial instruments.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for less than three-month periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2023 and 2022, the Company had cash of $199.0 million and $518.9 million, respectively, on deposit with the Federal Reserve Bank (FRB). On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.
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
Accrued interest receivable on investment securities totaled $38.5 million and $38.9 million at December 31, 2023 and 2022, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
U.S. agency commercial mortgage-backed securities. Commercial mortgage-backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies with very little risk to default.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
U.S. agency residential mortgage-backed securities. Residential mortgage-backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are consistently highly rated by major rating agencies with very little risk to default.
Collateralized mortgage obligations. Collateralized mortgage obligations include agency and non-agency residential securities which carry ratings no lower than investment grade “BBB” and pass the federal financial institutions examinations test (Collateral Mortgage Obligation volatility test) at the time of purchase.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Accrued interest receivable on loans held for investment totaled $86.1 million and $76.5 million at December 31, 2023 and 2022, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
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
Purchased Credit Deteriorated (“PCD”) Loans
The Company has loans acquired through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) have experienced more than one delinquency of more than 60 days or 60+ days as of the acquisition date; 2) have been placed on nonaccrual status at any point since origination; 3) are special mention, substandard, doubtful as of the acquisition date; 4) have experienced a modification to a borrower experiencing financial difficulty as of the acquisition date; or 5) are in high-risk industries based on macroeconomic conditions and local market conditions of the acquired entity on the acquisition date. PCD loans are recorded at the amount paid for the loan. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
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
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the life of the loans. Loans are charged off against the allowance when management determines that a loan balance cannot be collected. The Company applies recoveries when received and has elected not to forecast recoveries for purposes of calculating the allowance for credit losses.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. Management considers our unused credit card lines and federal fund lines, extended to others, to be unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate considers the likelihood that funding will occur and includes expected credit losses on commitments expected to be funded over the estimated life.
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
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in the Company’s consolidated balance sheets at fair value. As of December 31, 2023 and 2022, deferred compensation plan assets were $19.2 million and $18.7 million, respectively. Corresponding deferred compensation plan liabilities were $19.2 million and $18.7 million as of December 31, 2023 and 2022, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2023, 2022, or 2021.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Restricted Equity Securities. The Company, as a member of the FRB and the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain investments in each of the organization’s capital stock. As of December 31, 2023 and 2022, restricted equity securities of the FRB of $94.2 million and $93.6 million, respectively, and restricted equity securities of the FHLB of $127.8 million and $103.8 million, respectively, in addition to other equity securities of $1.2 million and $1.2 million, respectively, were included in the consolidated balance sheets caption FHLB and FRB stock, at cost. No ready market exists for the FHLB and FRB restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value.
The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2023, 2022, or 2021.
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
Software. Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software, and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Capitalized software is included in premises and equipment, net of accumulated depreciation on the Consolidated Balance Sheets. Amortization expense, generally computed on the straight-line method, is charged to furniture and equipment in the Consolidated Statements of Income over the estimated useful life of the software, generally three to five years, or the term of the hosting arrangement for implementation costs related to service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $2.3 million and $3.4 million at December 31, 2023 and 2022, respectively.
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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2020. The Company had no material penalties as of December 31, 2023, 2022, or 2021.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $0.9 million, $3.8 million, and $2.6 million in 2023, 2022, and 2021, respectively.
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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $4.7 million, $9.6 million, and $8.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, is included in benefits expense in the Company’s consolidated statements of income. Related income tax expense (benefit) recognized for the years ended December 31, 2023, 2022, and 2021 were $0.3 million, $0.2 million, and $(0.5) million, respectively, is included in income tax expense in the Company’s consolidated statements of income.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table details changes in the recorded amount of goodwill as of the dates indicated:

	Year Ended December 31,
	2023	2022
Net carrying value at beginning of period	$1,100.9	$621.6
Additions to goodwill from acquisition	—	479.3
Net carrying value at end of period	$1,100.9	$1,100.9
The Company performed its annual impairment assessment as of July 1, 2023 and 2022 concluding there was no impairment to goodwill.
As a result of the ongoing financial services economic conditions, including changes to the interest rate environment, continued volatility in the Company’s common share price, and volatility in the Company’s overall market capitalization during the third and beginning of the fourth quarter of 2023, we performed a quantitative impairment assessment as of October 31, 2023 and concluded the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit. The quantitative assessment of goodwill for the reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income and market approaches were weighted in determining the fair value of the reporting unit.
There were no events or circumstances that occurred subsequent to October 31, 2023 through the reporting date that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value.
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at December 31, 2023 and 2022:

December 31, 2023	CDI	OCRI	Total

Gross other intangible assets, at January 1, 2023	$154.7	$22.8	$177.5
Accumulated amortization	(92.5)	(3.6)	(96.1)
Net other intangible assets, end of period	$62.2	$19.2	$81.4

December 31, 2022
Gross other intangible assets, at January 1, 2022	$106.0	$—	$106.0
Amounts established through acquisition	50.1	22.8	72.9
Reductions due to sale of health savings accounts	(1.4)	—	(1.4)
Accumulated amortization	(78.8)	(1.7)	(80.5)
Net other intangible assets, end of period	$75.9	$21.1	$97.0
The Company recorded $15.7 million, $15.9 million and $9.9 million of other intangible asset amortization expense for the years ended December 31, 2023, 2022, and 2021 respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years ending December 31,	CDI	OCRI	Total
2024	$12.7	$1.9	$14.6
2025	11.8	1.9	13.7
2026	10.9	1.9	12.8
2027	8.2	1.9	10.1
2028	5.7	1.9	7.6
Thereafter	12.9	9.7	22.6
Total	$62.2	$19.2	$81.4
(4)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$250.2	$—	$(25.5)	$224.7
State, county, and municipal securities	256.7	—	256.7	—	(36.9)	219.8
Obligations of U.S. government agencies	179.4	—	179.4	—	(10.9)	168.5
U.S. agency commercial mortgage-backed securities	1,192.7	—	1,192.7	0.6	(87.7)	1,105.6
U.S. agency residential mortgage-backed securities	1,496.3	—	1,496.3	1.2	(130.6)	1,366.9
Collateralized mortgage obligations	1,308.5	—	1,308.5	1.3	(120.3)	1,189.5
Private mortgage-backed securities	241.3	—	241.3	—	(30.9)	210.4
Collateralized loan obligations	1,121.9	—	1,121.9	0.1	(2.3)	1,119.7
Corporate securities	260.8	—	260.8	—	(24.4)	236.4
Total	$6,307.8	$—	$6,307.8	$3.2	$(469.5)	$5,841.5

December 31, 2023	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
U.S. Treasury notes	$399.0	$—	$399.0	$—	$(2.8)	$396.2
State, county, and municipal securities	179.2	—	179.2	0.2	(24.2)	155.2
Obligations of U.S. government agencies	354.5	—	354.5	—	(42.4)	312.1
U.S. agency commercial mortgage-backed securities	510.5	—	510.5	—	(52.9)	457.6
U.S. agency residential mortgage-backed securities	1,232.6	—	1,232.6	—	(137.0)	1,095.6
Collateralized mortgage obligations	475.9	—	475.9	0.2	(69.0)	407.1
Corporate securities	57.0	(0.8)	56.2	—	(6.0)	50.2
Total	$3,208.7	$(0.8)	$3,207.9	$0.4	$(334.3)	$2,874.0
(1) Amortized cost presented above includes $10.7 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity, and $18.1 million of unamortized losses in state, county, and municipal, obligations of U.S. government agencies and corporate securities related to the 2022 transfer of securities from available-for-sale to held-to-maturity.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of December 31, 2023 and 2022.

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$—	$—	$224.7	$(25.5)	$224.7	$(25.5)
State, county, and municipal securities	—	—	217.1	(36.9)	217.1	(36.9)
Obligations of U.S. government agencies	—	—	168.0	(10.9)	168.0	(10.9)
U.S. agency commercial mortgage-backed securities	0.2	—	1,083.1	(87.7)	1,083.3	(87.7)
U.S. agency residential mortgage-backed securities	0.7	—	1,287.5	(130.6)	1,288.2	(130.6)
Collateralized mortgage obligations	—	—	1,142.4	(120.3)	1,142.4	(120.3)
Private mortgage-backed securities	—	—	210.5	(30.9)	210.5	(30.9)
Collateralized loan obligations	—	—	935.7	(2.3)	935.7	(2.3)
Corporate securities	—	—	236.5	(24.4)	236.5	(24.4)
Total	$0.9	$—	$5,505.5	$(469.5)	$5,506.4	$(469.5)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale
U.S. Treasury notes	$168.8	$(4.7)	$170.4	$(29.8)	$339.2	$(34.5)
State, county, and municipal securities	104.9	(9.0)	146.1	(41.6)	251.0	(50.6)
Obligations of U.S. government agencies	152.2	(10.1)	46.1	(7.2)	198.3	(17.3)
U.S. agency commercial mortgage-backed securities	1,069.8	(59.9)	270.8	(57.0)	1,340.6	(116.9)
U.S. agency residential mortgage-backed securities	1,213.5	(112.3)	344.6	(55.4)	1,558.1	(167.7)
Collateralized mortgage obligations	1,016.4	(90.1)	333.0	(51.3)	1,349.4	(141.4)
Private mortgage-backed securities	133.1	(19.1)	94.9	(17.8)	228.0	(36.9)
Collateralized loan obligations	1,082.6	(33.1)	28.9	(0.5)	1,111.5	(33.6)
Corporate securities	130.6	(8.3)	110.8	(22.5)	241.4	(30.8)
Total	$5,071.9	$(346.6)	$1,545.6	$(283.1)	$6,617.5	$(629.7)
As of December 31, 2023 and 2022, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
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
As of December 31, 2023 and 2022, the Company had 995 and 1,222 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of December 31, 2023, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table, and the Company does not anticipate it will have to sell any securities before a recovery in cost.

The following table presents the activity in the allowance for credit losses related to held-to-maturity investment securities:

Year Ended December 31,	2023	2022	2021
Beginning balance	$1.9	$—	$—
(Reduction of) provision for credit losses	(1.1)	1.9	—
Ending balance	$0.8	$1.9	$—

The Company had no allowance for credit losses for available-for-sale corporate investment securities as of December 31, 2023 and 2022, respectively. The Company had a $0.8 million and a $1.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of December 31, 2023 and 2022, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$399.0	$—	$—	$—	$—	$—	$399.0
State, county, and municipal securities	69.0	92.3	10.6	—	—	7.3	179.2
Obligations of U.S. government agencies	354.5	—	—	—	—	—	354.5
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	359.7	—	—	—	—	—	359.7
GNMA	150.8	—	—	—	—	—	150.8
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,189.8	—	—	—	—	—	1,189.8
GNMA	42.8	—	—	—	—	—	42.8
Collateralized mortgage obligations
FNMA/FHLMC	334.1	—	—	—	—	—	334.1
GNMA	141.8	—	—	—	—	—	141.8
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$3,041.5	$92.3	$10.6	$47.0	$5.0	$12.3	$3,208.7

December 31, 2022	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$396.6	$—	$—	$—	$—	$—	$396.6
State, county, and municipal securities	68.3	92.8	11.5	—	—	8.6	181.2
Obligations of U.S. government agencies	351.7	—	—	—	—	—	351.7
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	364.9	—	—	—	—	—	364.9
GNMA	161.9	—	—	—	—	—	161.9
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,342.9	—	—	—	—	—	1,342.9
GNMA	48.6	—	—	—	—	—	48.6
Collateralized mortgage obligations
FNMA/FHLMC	525.8	—	—	—	—	—	525.8
Corporate securities	—	—	—	65.1	10.0	5.0	80.1
Total	$3,260.7	$92.8	$11.5	$65.1	$10.0	$13.6	$3,453.7
As of December 31, 2023 and 2022, the Company had $38.5 million and $38.9 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.
As of December 31, 2023 and 2022, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of December 31, 2023 and 2022, there were no collateral-dependent available-for-sale or held-to-maturity securities.
For the year ended December 31, 2023, there were no material gross realized gains and $23.5 million in gross realized losses on the disposition of available-for-sale investment securities, as a result of the sale of $853.0 million in carrying value of investment securities. For the year ended December 31, 2022, there were $0.3 million gross realized gains and $46.8 million gross realized losses on the disposition of available-for-sale investment securities. There were $3.2 million material gross realized gains and 2.1 million material gross realized losses on the disposition of available-for-sale investment securities for the year ended December 31, 2021.

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

	Available-for-Sale		Held-to-Maturity
December 31, 2023	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$40.1	$39.4	$309.1	$307.5
After one year but within five years	1,004.4	938.7	346.6	329.4
After five years but within ten years	1,373.9	1,255.4	654.0	579.1
After ten years	3,889.4	3,608.0	1,899.0	1,658.0
Total	$6,307.8	$5,841.5	$3,208.7	$2,874.0
As of December 31, 2023, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,603.3 million and $1,552.2 million, respectively. These investment securities are primarily included in the “after ten years” category in the table above. As of December 31, 2023, the Company had no callable structured notes.
As of December 31, 2023 and 2022, the Company had amortized costs of $3,858.6 million and $4,998.9 million, respectively, for investment securities pledged to secure public deposits, securities sold under repurchase agreements, and as collateral for FHLB and the FRB term funding program line capacity that had estimated fair values as of December 31, 2023 and 2022 of $3,462.2 million and $4,432.0 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of December 31, 2023 and 2022, the Company held $223.2 million and $198.6 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(5) LOANS HELD FOR SALE
The following table presents loans held for sale by class of receivable for the dates indicated:

	December 31, 2023	December 31, 2022
Loans held for sale:
Agricultural[1]	$19.6	$62.5
Commercial real estate, at lower of cost or market	27.3	—
Construction real estate, at lower of cost or market	—	10.5
Residential mortgage, at fair value	0.5	6.9
Total loans held for sale	$47.4	$79.9

1 As of December 31, 2023 the agricultural loans held were at lower of cost or market. At December 31, 2022, the Company held $57.0 million of agricultural loans at lower of cost or market and $5.5 million of agricultural loans on accrual status at fair value with an unpaid principal balance of $7.7 million, of which $5.6 million is 90 days or more past due.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The table below presents the non-residential mortgage loans held for sale activity for the 2023 period:

	Agricultural	Construction Real Estate	Commercial Real Estate
Beginning balance	$62.5	$10.5	$—
Loans held for investment transferred to loans held for sale	—	3.1	27.3
Loans held for sale transferred to loans held for investment	(29.6)	—	—
Loans held for sale transferred to OREO	—	(6.4)	—
Repayments and discounted pay-offs	(15.5)	—	—
Loan disposals	—	(3.1)	—
Increase (decrease) in estimated fair value of the loans[1]	2.2	(4.1)	—
Ending balance	$19.6	$—	$27.3

[1] For the year ended December 31, 2023, the Company recorded a gain of $2.2 million and a loss of $4.1 million in other income within the consolidated statements of income related to fair value changes.

As of December 31, 2023, loans held for sale included a $27.3 million commercial real estate nonaccrual loan. As of December 31, 2022, loans held for sale included nonaccrual loans of $39.8 million, of which $29.3 million were agricultural loans and $10.5 million was a construction real estate loan.
(6)    LOANS HELD FOR INVESTMENT
The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	2023	2022
Real estate:
Commercial	$8,869.2	$8,528.6
Construction	1,826.5	1,944.4
Residential	2,244.3	2,188.3
Agricultural	716.8	794.9
Total real estate	13,656.8	13,456.2
Consumer:
Indirect	740.9	829.7
Direct and advance lines	141.6	152.9
Credit card	76.5	75.9
Total consumer	959.0	1,058.5
Commercial	2,906.8	2,882.6
Agricultural	769.4	708.3
Other, including overdrafts	0.1	9.2
Loans held for investment	18,292.1	18,114.8
Deferred loan fees and costs	(12.5)	(15.6)
Loans held for investment, net of deferred fees and costs	18,279.6	18,099.2
Allowance for credit losses	(227.7)	(220.1)
Net loans held for investment	$18,051.9	$17,879.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

December 31, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$35.2	$(18.5)	$4.7	$160.1
Consumer	23.3	(1.0)	(14.0)	4.7	13.0
Commercial	54.9	(3.9)	(3.4)	2.6	50.2
Agricultural	3.2	0.8	—	0.4	4.4
Total allowance for credit losses	$220.1	$31.1	$(35.9)	$12.4	$227.7

December 31, 2022	Beginning Balance	ACL Recorded for PCD Loans	Provision for (reversal of) Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$17.2	$(4.2)	$(3.5)	$0.4	$27.2
Owner occupied	13.3	9.5	(2.7)	(2.5)	1.9	19.5
Multi-family	13.3	10.9	8.7	(5.7)	0.7	27.9
Total commercial real estate	43.9	37.6	1.8	(11.7)	3.0	74.6
Construction:
Land acquisition & development	0.5	3.4	(0.4)	(2.6)	0.4	1.3
Residential construction	2.4	—	1.1	—	0.1	3.6
Commercial construction	6.0	0.2	31.6	(6.6)	—	31.2
Total construction	8.9	3.6	32.3	(9.2)	0.5	36.1
Residential real estate:
Residential 1-4 family	13.4	0.1	6.9	(0.2)	0.3	20.5
Home equity and HELOC	1.2	—	—	(0.1)	0.5	1.6
Total residential real estate	14.6	0.1	6.9	(0.3)	0.8	22.1
Agricultural real estate	1.9	2.3	1.5	(0.2)	0.4	5.9
Total real estate	69.3	43.6	42.5	(21.4)	4.7	138.7
Consumer:
Indirect	14.3	—	2.7	(4.0)	2.3	15.3
Direct and advance lines	4.6	—	2.2	(3.7)	2.1	5.2
Credit card	2.2	—	2.4	(2.4)	0.6	2.8
Total consumer	21.1	—	7.3	(10.1)	5.0	23.3
Commercial:
Commercial and floor plans	27.1	11.2	15.1	(6.6)	2.2	49.0
Commercial purpose secured by 1-4 family	4.4	0.2	1.2	(0.2)	0.1	5.7
Credit card	0.1	—	1.4	(1.3)	—	0.2
Total commercial	31.6	11.4	17.7	(8.1)	2.3	54.9
Agricultural:
Agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total allowance for credit losses	$122.3	$59.5	$68.4	$(45.0)	$14.9	$220.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2021	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$25.5	$(8.3)	$—	$0.1	$17.3
Owner occupied	18.3	(2.7)	(2.3)	—	13.3
Multi-family	11.0	2.3	—	—	13.3
Total commercial real estate	54.8	(8.7)	(2.3)	0.1	43.9
Construction:
Land acquisition & development	1.3	(0.1)	(1.2)	0.5	0.5
Residential construction	1.6	0.9	(0.1)	—	2.4
Commercial construction	7.3	(1.3)	(0.1)	0.1	6.0
Total construction	10.2	(0.5)	(1.4)	0.6	8.9
Residential real estate:
Residential 1-4 family	11.4	2.0	—	—	13.4
Home equity and HELOC	1.4	(0.4)	(0.1)	0.3	1.2
Total residential real estate	12.8	1.6	(0.1)	0.3	14.6
Agricultural real estate	2.7	(0.1)	(0.7)	—	1.9
Total real estate	80.5	(7.7)	(4.5)	1.0	69.3
Consumer:
Indirect	16.7	(1.4)	(3.5)	2.5	14.3
Direct and advance lines	4.6	1.7	(2.9)	1.2	4.6
Credit card	2.6	0.6	(1.8)	0.8	2.2
Total consumer	23.9	0.9	(8.2)	4.5	21.1
Commercial:
Commercial and floor plans	34.2	(7.3)	(3.0)	3.2	27.1
Commercial purpose secured by 1-4 family	4.7	(0.5)	(0.3)	0.5	4.4
Credit card	0.3	0.1	(0.4)	0.1	0.1
Total commercial	39.2	(7.7)	(3.7)	3.8	31.6
Agricultural:
Agricultural	0.7	(0.2)	(0.2)	—	0.3
Total agricultural	0.7	(0.2)	(0.2)	—	0.3
Total allowance for credit losses	$144.3	$(14.7)	$(16.6)	$9.3	$122.3
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

Collateral-Dependent Loans
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of December 31, 2023	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$26.6	$—	$26.6
Construction	—	17.0	—	17.0
Residential	—	0.5	—	0.5
Agricultural	—	1.2	—	1.2
Total real estate	—	45.3	—	45.3
Commercial	4.5	1.4	0.7	6.6
Agricultural	0.7	—	—	0.7
Total collateral-dependent loans	$5.2	$46.7	$0.7	$52.6

	Collateral Type
As of December 31, 2022	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$1.7	$15.8	$—	$17.5
Construction	—	3.2	—	3.2
Residential	—	0.5	—	0.5
Agricultural	0.2	5.8	—	6.0
Total real estate	1.9	25.3	—	27.2
Commercial	3.1	1.5	—	4.6
Agricultural	2.1	5.2	—	7.3
Total collateral-dependent loans	$7.1	$32.0	$—	$39.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Aging Analysis
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$12.7	$6.1	$—	$18.8	$8,822.2	$28.2	$8,869.2
Construction	3.1	0.4	—	3.5	1,805.8	17.2	1,826.5
Residential	11.9	3.1	0.6	15.6	2,218.0	10.7	2,244.3
Agricultural	1.8	—	—	1.8	709.6	5.4	716.8
Total real estate	29.5	9.6	0.6	39.7	13,555.6	61.5	13,656.8
Consumer:
Indirect	8.0	2.2	0.4	10.6	727.6	2.7	740.9
Direct	0.9	0.2	—	1.1	140.2	0.3	141.6
Credit card	0.7	0.5	0.6	1.8	74.7	—	76.5
Total consumer	9.6	2.9	1.0	13.5	942.5	3.0	959.0
Commercial	14.5	1.1	0.3	15.9	2,879.4	11.5	2,906.8
Agricultural	0.1	—	3.0	3.1	735.9	30.4	769.4
Other, including overdrafts	—	—	—	—	0.1	—	0.1
Loans held for investment	$53.7	$13.6	$4.9	$72.2	$18,113.5	$106.4	$18,292.1

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate
Commercial	$5.6	$0.8	$1.1	$7.5	$8,501.5	$19.6	$8,528.6
Construction	10.4	0.6	0.6	11.6	1,929.1	3.7	1,944.4
Residential	9.9	2.1	1.2	13.2	2,168.7	6.4	2,188.3
Agricultural	1.1	6.1	—	7.2	780.1	7.6	794.9
Total real estate	27.0	9.6	2.9	39.5	13,379.4	37.3	13,456.2
Consumer:
Indirect	9.3	2.4	0.6	12.3	814.7	2.7	829.7
Direct	0.8	0.3	0.1	1.2	151.4	0.3	152.9
Credit card	0.8	0.4	0.6	1.8	74.1	—	75.9
Total consumer	10.9	3.1	1.3	15.3	1,040.2	3.0	1,058.5
Commercial	7.1	1.7	2.1	10.9	2,861.5	10.2	2,882.6
Agricultural	0.8	2.2	0.1	3.1	696.5	8.7	708.3
Other, including overdrafts	—	—	—	—	9.2	—	9.2
Loans held for investment	$45.8	$16.6	$6.4	$68.8	$17,986.8	$59.2	$18,114.8
(1) As of December 31, 2023 and 2022, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans at December 31, 2023 and 2022, respectively. There were $2.7 million and $1.5 million in reversals of accrued interest at December 31, 2023 and 2022, respectively.

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
The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the principal balance of loans that were modified to borrowers in financial difficulty as compared to the principal balance of each class of receivable is also presented below:

December 31, 2023	Principal Forgiveness	Term Extension	Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$1.5	$28.6	$1.1	$0.6	$31.8	0.36%
Construction	—	13.7	—	—	13.7	0.75
Residential	0.1	0.6	—	—	0.7	0.03
Agricultural	—	6.4	—	—	6.4	0.89
Total real estate	1.6	49.3	1.1	0.6	52.6	0.39
Consumer:
Indirect	—	0.1	—	—	0.1	0.01
Direct and advance lines	—	0.1	—	—	0.1	0.07
Total consumer	—	0.2	—	—	0.2	0.02
Commercial	—	7.4	—	0.2	7.6	0.26
Agricultural	—	36.1	—	—	36.1	4.69
Loans held for investment (2)	$1.6	$93.0	$1.1	$0.8	$96.5	0.53%
(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of December 31, 2023, the Company excluded $1.6 million in accrued interest from the amortized cost of the identified loans.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the year ended December 31, 2023, there were $6.7 million of loans classified as past due 30 days or more, with the remaining loans performing in accordance with the modified terms and are classified as current at December 31, 2023.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the year ended December 31, 2023 through either principal forgiveness, interest rate reduction, term extension, or other than insignificant payment delay.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the year ended December 31, 2023:

				Term Extension and Interest Rate Reduction
	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$1.3	5.8	0.35%	6.0	0.25%
Construction	—	9.1	—	0.0	—
Residential	0.3	131.6	—	0.0	—
Agricultural	—	4.5	—	0.0	—
Total real estate	1.6
Consumer:
Indirect	—	8.3	—	0.0	—
Direct and advance lines	—	62.1	—	0.0	—
Total consumer	—
Commercial	—	12.2	—	14.6	0.51
Agricultural	—	9.2	—	0.0	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
There were no payment defaults on these loans subsequent to their modifications during the year ended December 31, 2023. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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
The following table reconciles the par value, or initial amortized cost, of PCD loans acquired in the GWB acquisition as of February 1, 2022, or the date of the acquisition with the purchase price (or initial fair value of the loans) as amended for measurement period adjustments:

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables based on the aforementioned risk scale as of and for the periods ended:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,268.0	$2,065.0	$1,612.2	$1,200.1	$716.5	$1,660.5	$46.5	$28.1	$8,596.9
Special mention	4.2	9.1	42.6	12.9	27.5	17.1	0.3	—	113.7
Substandard	65.4	11.8	18.9	2.4	30.1	28.5	0.2	—	157.3
Doubtful	—	—	1.3	—	—	—	—	—	1.3
Total	$1,337.6	$2,085.9	$1,675.0	$1,215.4	$774.1	$1,706.1	$47.0	$28.1	$8,869.2
Current-period gross charge-offs	1.7	0.3	1.7	2.6	—	1.3	—	—	7.6
Construction real estate:
Pass	$493.7	$735.3	$331.2	$36.7	$16.8	$36.2	$104.4	$13.7	$1,768.0
Special mention	0.5	6.6	1.3	—	—	0.2	—	0.9	9.5
Substandard	7.0	4.0	24.4	0.2	—	0.4	—	—	36.0
Doubtful	—	13.0	—	—	—	—	—	—	13.0
Total	$501.2	$758.9	$356.9	$36.9	$16.8	$36.8	$104.4	$14.6	$1,826.5
Current-period gross charge-offs	—	—	0.1	—	0.6	—	—	9.6	10.3
Agricultural real estate:
Pass	$86.2	$123.7	$126.2	$93.5	$56.7	$124.3	$31.8	$7.0	$649.4
Special mention	2.6	9.5	3.5	1.9	1.5	11.3	0.5	—	30.8
Substandard	8.1	20.8	3.6	2.6	0.4	1.1	—	—	36.6
Total	$96.9	$154.0	$133.3	$98.0	$58.6	$136.7	$32.3	$7.0	$716.8
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$481.6	$507.7	$389.8	$215.1	$108.7	$272.9	$762.3	$7.6	$2,745.7
Special mention	7.3	4.7	6.6	3.1	0.9	1.9	14.8	0.2	39.5
Substandard	15.8	19.6	9.0	7.0	1.6	3.0	58.8	0.4	115.2
Doubtful	3.3	1.3	1.6	—	—	0.1	0.1	—	6.4
Total	$508.0	$533.3	$407.0	$225.2	$111.2	$277.9	$836.0	$8.2	$2,906.8
Current-period gross charge-offs	0.2	0.4	0.5	0.5	0.2	0.1	1.4	0.1	3.4
Agricultural:
Pass	$105.7	$57.7	$31.6	$22.4	$6.1	$7.2	$421.9	$3.4	$656.0
Special mention	2.6	0.8	0.5	0.2	0.1	0.1	9.0	3.1	16.4
Substandard	43.8	0.3	2.7	0.7	28.8	2.2	18.5	—	97.0
Total	$152.1	$58.8	$34.8	$23.3	$35.0	$9.5	$449.4	$6.5	$769.4
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—

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

	December 31, 2023
As of December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$44.7	$356.9	$521.3	$500.6	$88.5	$217.1	$471.8	$32.1	$2,233.0
Nonperforming	1.1	2.1	1.2	1.1	0.7	5.1	—	—	11.3
Total	$45.8	$359.0	$522.5	$501.7	$89.2	$222.2	$471.8	$32.1	$2,244.3
Current-period gross charge-offs	0.3	—	0.1	0.1	—	0.1	—	—	0.6
Consumer indirect:
Performing	$194.9	$264.7	$115.4	$81.1	$32.9	$48.8	$—	$—	$737.8
Nonperforming	0.4	0.9	0.6	0.4	0.2	0.6	—	—	3.1
Total	$195.3	$265.6	$116.0	$81.5	$33.1	$49.4	$—	$—	$740.9
Current-period gross charge-offs	0.5	3.2	1.8	0.8	0.3	0.7	—	—	7.3
Consumer direct and advance lines:
Performing	$44.5	$32.9	$18.5	$9.4	$3.6	$6.0	$26.2	$0.2	$141.3
Nonperforming	0.1	0.1	0.1	—	—	—	—	—	0.3
Total	$44.6	$33.0	$18.6	$9.4	$3.6	$6.0	$26.2	$0.2	$141.6
Current-period gross charge-offs	0.2	0.5	0.2	0.4	0.1	2.6	0.1	—	4.1
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$75.9	$—	$75.9
Nonperforming	—	—	—	—	—	—	0.6	—	0.6
Total	$—	$—	$—	$—	$—	$—	$76.5	$—	$76.5
Current-period gross charge-offs	—	—	—	—	—	—	2.6	—	2.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

As of December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential 1-4 family:
Performing	$258.9	$490.3	$541.6	$98.0	$32.0	$213.8	$—	$1,634.6
Nonperforming	—	0.2	0.1	0.5	0.3	3.7	—	4.8
Total	$258.9	$490.5	$541.7	$98.5	$32.3	$217.5	$—	$1,639.4
Consumer home equity and HELOC:
Performing	$23.8	$8.0	$5.2	$5.5	$5.6	$15.2	$482.8	$546.1
Nonperforming	0.6	0.3	0.2	0.2	0.1	1.2	0.2	2.8
Total	$24.4	$8.3	$5.4	$5.7	$5.7	$16.4	$483.0	$548.9
Consumer indirect:
Performing	$380.3	$176.4	$130.0	$59.7	$33.6	$46.3	$—	$826.3
Nonperforming	1.0	0.9	0.6	0.3	0.2	0.4	—	3.4
Total	$381.3	$177.3	$130.6	$60.0	$33.8	$46.7	$—	$829.7
Consumer direct and advance lines:
Performing	$52.6	$31.9	$18.2	$8.5	$6.5	$8.9	$25.8	$152.4
Nonperforming	0.1	0.1	0.1	—	—	0.1	0.1	0.5
Total	$52.7	$32.0	$18.3	$8.5	$6.5	$9.0	$25.9	$152.9
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
In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the periods ended December 31, 2023 or 2022.
(7)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2023	2022
Land	$87.7	$86.7
Buildings and improvements	474.2	469.2
Furniture and equipment	111.6	111.0
Total premises and equipment	673.5	666.9
Less accumulated depreciation	(229.2)	(222.2)
Premises and equipment, net	$444.3	$444.7
Depreciation expense was $34.3 million, $35.1 million, and $28.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note —Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    COMPANY-OWNED LIFE INSURANCE
Company-owned life insurance consists of the following:

December 31,	2023	2022
Key executive, principal shareholder	$1.8	$3.2
Key executive split dollar	5.0	7.1
Group life	495.6	487.6
Total	$502.4	$497.9
The Company maintains key executive life insurance policies on certain principal shareholders. Under these policies, the Company receives benefits payable upon the death of the insured. The net cash surrender value of key executive, principal shareholder insurance policies was $1.8 million and $3.2 million at December 31, 2023 and 2022, respectively.
The Company also has life insurance policies covering selected other key officers. The net cash surrender value of these policies was $5.0 million and $7.1 million at December 31, 2023 and 2022, respectively. Under these policies, the Company receives benefits payable upon death of the insured. An endorsement split dollar agreement has been executed with the selected key officers whereby a portion of the policy death benefit is payable to their designated beneficiaries. The endorsement split dollar agreement will provide post-retirement coverage for those selected key officers meeting specified retirement qualifications. The Company expenses the earned portion of the post-employment benefit through the vesting period.
The Company has group life insurance policies covering selected officers of FIB. The net cash surrender value of these policies was $495.6 million and $487.6 million at December 31, 2023 and 2022, respectively. Under these policies, the Company receives benefits payable upon death of the insured. The Company has entered into either an endorsement split dollar agreement or a survivor income benefit agreement at the election of each insured officer. Under the endorsement split dollar agreements, a portion of the policy death benefit is payable to the insured’s designated beneficiary if the insured is employed by the Company at the time of death. Under the survivor income benefit agreements, the Company makes a lump-sum payment to the insured’s designated beneficiary if the insured is employed by the Company at the time of death.
(9)    OTHER REAL ESTATE OWNED
Information with respect to the Company’s other real estate owned follows:

Year Ended December 31,	2023	2022	2021
Balance at beginning of year	$12.7	$2.0	$2.5
Acquired through acquisitions	—	15.8	—
Additions	8.3	0.4	0.9
Valuation adjustments	(1.1)	(2.8)	—
Dispositions	(3.4)	(2.7)	(1.4)
Balance at end of year	$16.5	$12.7	$2.0
There were $1.1 million and $2.8 million of valuation adjustments at December 31, 2023 and 2022, respectively, which were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals. There were no material valuation adjustments during 2021.
The carrying value of foreclosed residential real estate properties included in OREO was not material as of December 31, 2023 and 2022. The Company had $0.5 million material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of December 31, 2023. The Company had no material recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of December 31, 2022.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(10)    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through the management of its business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and derivative financial instruments. The Company enters into derivative financial instruments, such as interest rate swap contracts to manage or hedge exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and interest rate exposures. The Company does not enter into interest rate swap agreements for trading or speculative purposes.
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
Of the six trades with a total notional amount of $1.15 billion, five are effective with a total notional of $900.0 million. Of these effective trades, the two collars and one swap are related to variable-rate loans and the other two swaps are related to variable-rate securities.
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income (expense) when interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, based on implied forward curves, the Company estimates that $9.1 million will be reclassified as an increase to interest expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the second quarter of 2022, the Company terminated the $500.0 million, two-year forward starting, three-year pay-fixed interest rate swap, resulting in a $23.3 million gain. The gain associated with the $500.0 million interest rate swap was to be accreted into income through May 2026. However, the U.S. Treasury securities associated with the swap were sold during the fourth quarter of 2022. As such, the gain was accreted through August 2022 and then in September 2022 the remaining gain was recognized as income. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028. The Company accreted $1.4 million of the gain into interest income during the period ended December 31, 2023.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	December 31, 2023		December 31, 2022
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$193.3	$6.7	$191.9	$8.1
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2023			December 31, 2022
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$550.0		$3.0	$550.0		$3.5

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,589.0		34.3	1,728.1		41.6
Interest rate lock commitments	5.7		0.1	—		—
Forward loan sales contracts	—		—	12.6		0.1
Derivative assets	$2,144.7	Other assets	$37.4	$2,290.7	Other assets	$45.2

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$3.6	$300.0		$5.4
Interest rate swap contracts	300.0		2.4	300.0		0.3

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,589.0		121.1	1,728.1		153.9
Risk participation agreements	101.1		0.1	106.1		—
Interest rate lock commitments	—		—	14.8		—
Forward loan sales contracts	5.6		0.1	—		—
Derivative liabilities	$2,295.7	Accounts payable and accrued expenses	$127.3	$2,449.0	Accounts payable and accrued expenses	$159.6
There was an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $6.5 million during the period ended December 31, 2023. There were $2.2 million of derivative instruments in fair value or cash flow hedge accounting on accumulated other comprehensive loss during the period ended December 31, 2022.

There was a loss of $7.5 million reclassified from accumulated other comprehensive loss into the consolidated statements of income during the period ended December 31, 2023 from the Company’s fair value or cash flow hedged derivative financial instruments. There were no material amounts reclassified during the comparable 2022 period.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

December 31,		2023	2022
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate lock commitments	Mortgage banking revenues	$(0.1)	$(1.7)
The Company recorded swap fee revenues of $0.7 million and $5.9 million for the years ended December 31, 2023 and 2022, respectively. The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	December 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap contracts	$37.3	$—	$37.3	$—	$32.7	$4.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	37.4	—	37.4	—	32.7	4.7
Total assets	$37.4	$—	$37.4	$—	$32.7	$4.7
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$127.1	$—	$127.1	$—	$—	$127.1
Risk participation agreements	0.1	—	0.1	—	—	0.1
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	127.3	—	127.3	—	—	127.3
Repurchase agreements	782.7	—	782.7	—	782.7	—
Total liabilities	$910.0	$—	$910.0	$—	$782.7	$127.3

	December 31, 2022
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap contracts	$45.1	$—	$45.1	$—	$45.1	$—
Mortgage related derivatives	0.1	—	0.1	—	—	0.1
Total derivatives	45.2	—	45.2	—	45.1	0.1
Total assets	$45.2	$—	$45.2	$—	$45.1	$0.1

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$159.6	$—	$159.6	$—	$—	$159.6
Total derivatives	159.6	—	159.6	—	—	159.6
Repurchase agreements	1,052.9	—	1,052.9	—	1,052.9	—
Total liabilities	$1,212.5	$—	$1,212.5	$—	$1,052.9	$159.6
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at December 31, 2023 or 2022, it could have been required to settle its obligations under the agreements at the termination value.
As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was zero related to these agreements. As of December 31, 2023, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value.
(11)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2023	2022	2021
Balance at beginning of year	$31.1	$31.6	$34.3
Acquisition of mortgage servicing rights	—	1.3	—
Originations of mortgage servicing rights	1.1	2.5	3.7
Amortization expense	(3.9)	(4.3)	(6.4)
Balance at end of year	28.3	31.1	31.6
Less valuation reserve	—	—	(3.4)
Balance at end of year, net of valuation reserve	$28.3	$31.1	$28.2

Principal balance of serviced loans underlying mortgage servicing rights	$3,091.1	$3,259.8	$3,203.7
Mortgage servicing rights as a percentage of serviced loans	0.92%	0.95%	0.88%
At December 31, 2023, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $38.8 million and 7.8 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.9% to 12.8% and monthly prepayment speeds ranging from 0.4% to 1.6% depending upon the risk characteristics of the underlying loans. At December 31, 2022, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $37.4 million and 7.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.8% to 13.5% and monthly prepayment speeds ranging from 0.5% to 3.4% depending upon the risk characteristics of the underlying loans. There were no temporary impairments or impairment reversals in 2023, compared to $3.4 million and $6.9 million of impairments reversed in 2022 and 2021, respectfully. No permanent impairment was recorded in 2023, 2022, or 2021.
(12)    DEPOSITS
Deposits are summarized as follows:

December 31,	2023	2022
Non-interest bearing demand	$6,029.6	$7,560.0
Interest bearing:
Demand	6,507.8	7,205.9
Savings	7,775.8	8,379.3
Time, $250 and over	811.6	438.0
Time, other	2,198.3	1,490.4
Total interest bearing	17,293.5	17,513.6
Total deposits	$23,323.1	$25,073.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Other time deposits include time deposits under $250,000 and deposits obtained through the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $26.6 million and $36.6 million as of December 31, 2023 and 2022, respectively. The Company had no brokered deposits as of December 31, 2023 and $12.5 million of brokered deposits as of December 31, 2022.
As of December 31, 2023 and 2022, the Company had time deposits of $811.6 million and $438.0 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.
Maturities of time deposits at December 31, 2023 are as follows:

	Time, $250 and Over	Total Time
Due within 3 months or less	$219.7	$770.4
Due after 3 months and within 6 months	233.9	854.0
Due after 6 months and within 12 months	279.5	1,024.3
Due within 2025	62.8	277.1
Due within 2026	9.1	48.2
Due within 2027	4.9	28.4
Due within 2028 and thereafter	1.7	7.5
Total	$811.6	$3,009.9
Interest expense on time deposits of $250,000 and over was $21.5 million, $2.5 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(13)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2023	2022
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$99.0	$98.9
Subsidiaries:
8.00% finance lease obligation with term ending October 31, 2029	0.9	1.0
1.00% note payable maturing December 31, 2041, interest only payable quarterly until September 30, 2024 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
Total long-term debt	$120.8	$120.8

Maturities of long-term debt at December 31, 2023 were as follows:
2024	$0.1
2025	0.1
2026	0.1
2027	0.2
2028	0.2
Thereafter	120.1
Total	$120.8

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
From and including the date of issuance to, but excluding, May 15, 2025, or earlier redemption date, the Notes bear interest at an initial fixed rate of 5.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on November 15, 2020. From and including May 15, 2025 to, but excluding, May 15, 2025, or earlier redemption date, the Notes will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the First Supplemental Indenture Agreement), plus 518.0 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2025.
Unamortized debt issuance costs of $1.0 million, as of December 31, 2023, are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
Additionally, the Company borrowed or assumed through acquisitions $20.9 million and $20.9 million as of December 31, 2023 and 2022, respectively, related to New Market Tax Credits. The long-term debt obligations consist of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from September 6, 2032 through December 31, 2046, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
At December 31, 2023, the Company had $2,603.0 million in outstanding FHLB borrowings, as compared to $2,327.0 million outstanding borrowings with the FHLB at December 31, 2022. At December 31, 2023, the Company has remaining available lines of credit with the FHLB of approximately $3,619.6 million, subject to collateral availability. The borrowings are collateralized by certain loans and securities with an advance equivalent collateral value of $6,222.6 million. As of December 31, 2023 and December 31, 2022, there were no long or short-term advances outstanding with the FHLB. As of December 31, 2023 and December 31, 2022, the Company had no other material outstanding borrowings classified as other borrowed funds.
The following table presents outstanding FHLB borrowings by maturity buckets for the dates indicated:

As of December 31, 2023	Average Rate	Outstanding Balance
Fixed rate borrowing with tenors of up to three-months	5.52%	$2,603.0

As of December 31, 2022	Rate	Outstanding Balance
Variable rate overnight borrowings	4.60%	$827.0
Fixed rate borrowings in tenors of up to one month	4.48	1,500.0
		$2,327.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $3,039.5 million secured by a blanket pledge of agricultural and commercial loans, and has an unused $50.0 million revolving line of credit with another third party.
(14)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors fourteen wholly owned business trusts, Trust I through Trust XIV (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $163.1 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $5.3 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.
A summary of Subordinated Debenture issuances follows:

				December 31, 2023		December 31, 2022
	Issuance	Interest Rate[1]	Maturity Date	Amount	Common Shares[2]	Amount	Common Shares [2]
Trust I	November 2007	8.40%	December 15, 2037	$15.5	$0.5	$15.5	$0.5
Trust II	October 2007	7.91	January 1, 2038	10.3	0.3	10.3	0.3
Trust III	December 2007	8.05	December 15, 2037	20.6	0.6	20.6	0.6
Trust IV	December 2007	8.36	April 1, 2038	15.5	0.5	15.5	0.5
Trust V	January 2008	8.41	April 1, 2038	10.3	0.3	10.3	0.3
Trust VI	January 2008	8.41	April 1, 2038	10.3	0.3	10.3	0.3
Trust VII	June 2005	7.29	June 30, 2035	5.2	0.2	5.2	0.2
Trust VIII	March 2006	7.13	March 15, 2036	30.9	0.9	30.9	0.9
Trust IX	June 2005	7.50	June 15, 2035	2.1	0.1	2.1	0.1
Trust X	December 2003	8.49	December 17, 2033	23.1	0.7	23.1	0.7
Trust XI	December 2002	9.01	January 7, 2033	5.2	0.2	5.2	0.2
Trust XII	September 2003	8.76	October 8, 2033	7.2	0.2	7.2	0.2
Trust XIII	December 2006	7.47	March 1, 2037	5.3	0.3	5.3	0.3
Trust XIV	July 2007	7.31	October 1, 2037	2.2	0.2	2.2	0.2
Total subordinated debentures payable				163.7	$5.3	163.7	$5.3
Less: fair value adjustment [3]				(0.6)		(0.6)
Total subordinated debentures payable, net of fair value adjustments				$163.1		$163.1

[1] Interest rates as of December 31, 2023
[2] Common shares on subordinated debentures are included in other assets on the consolidated balance sheets
[3] Adjustment reflects the fair value adjustments related to the subordinated deferrable interest debentures assumed as part of the Northwest and Great Western acquisitions.
Trust I Subordinated Debentures issued by the Company bore interest at a fixed rate of 7.50% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to three-month SOFR plus tenor spread plus 2.75% per annum. Interest payment dates are December 15, March 15, June 15, and September 15 of each year, beginning December 15, 2007, and are payable in arrears.
Trust II Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to SOFR plus tenor spread plus 2.25% per annum. Interest payment dates are January 1, April 1, July 1 and October 1 of each year, beginning January 1, 2008, and are payable in arrears.
Trust III Subordinated Debentures issued by the Company bore interest at a fixed rate of 6.88% for five years after issuance until December 15, 2012, and thereafter at a variable rate equal to three-month SOFR plus tenor spread plus 2.40% per annum. Interest payment dates are December 15, March 15, June 15, and September 15 of each year, beginning March 15, 2008, and are payable in arrears.
Trust IV Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to three-month SOFR plus tenor spread plus 2.70% per annum. Interest payment dates are January 1, April 1, July 1 and October 1 of each year, beginning April 1, 2008, and are payable in arrears.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Trust V Subordinated Debentures issued by the Company bore interest at a fixed rate of 6.78% for five years after issuance until April 1, 2013, and thereafter at a variable rate equal to three-month SOFR plus tenor spread plus 2.75% per annum. Interest payment dates are January 1, April 1, July 1 and October 1 of each year, beginning April 1, 2008, and are payable in arrears.
Trust VI Subordinated Debentures issued by the Company bear a cumulative floating interest rate equal to three-month SOFR plus tenor spread plus 2.75% per annum. Interest payment dates are January 1, April 1, July 1 and October 1 of each year, beginning April 1, 2008, and are payable in arrears.
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
In conjunction with the acquisition of Northwest in August 2018, the Company acquired Northwest Bancorporation Capital Trust I (“Trust VII”). The Northwest Trust was formed for the exclusive purpose of issuing an aggregate of $5.0 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Northwest Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $0.2 million of common equity securities to Northwest. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Northwest Subordinated Debentures”) issued by Northwest. The Subordinated Debentures bore interest at a fixed rate of 5.95% for five years after issuance until June 30, 2010, and thereafter at a variable rate equal to SOFR plus tenor spread plus 1.70% per annum. Interest payment dates are December 30, March 30, June 30, and September 30 of each year, beginning September 30, 2005, and are payable in arrears.
The Company acquired the GWB Capital Trust VI (“Trust VIII”) with the acquisition of Great Western in February 2022. Great Western caused to be issued 30,000 shares, $1,000 par value, or $30.0 million of preferred securities of Trust VIII on March 10, 2006, through a private placement. Trust VIII also issued, in aggregate, $0.9 million of common equity securities to Great Western. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 1.48%. Interest payment dates are December 15, March 15, June 15, and September 15 of each year, beginning June 15, 2006, and are payable in arrears. Proceeds from the issue were used for general corporate purposes including redemption of Great Western’s Preferred Securities of GWB Capital Trust II.
The Company acquired the Sunstate Banchares Trust II (Trust IX”) with the acquisition of Great Western in February 2022. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, or $2.0 million of preferred securities of Trust IX on June 1, 2005, through a private placement. Trust IX also issued, in aggregate, $0.1 million of common equity securities to Sunstate Banchsares. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 1.85%. Interest payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears.
The Company acquired the Great Western Statutory Trust IV (“Trust X”) with the acquisition of Great Western in February 2022. Great Western caused to be issued 22,400 shares, $1,000 par value, or $22.4 million of preferred securities of Trust X on December 17, 2003, through a private placement. Trust X also issued, in aggregate, $0.7 million of common equity securities to Great Western. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 2.85% basis points. Interest payment dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. Proceeds from the issue were used for general corporate purposes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company acquired the HF Financial Capital Trust III (“Trust XI”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, or $5.0 million of preferred securities of Trust XI on December 19, 2002, through a private placement. Trust XI also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 3.35%. Interest payment dates are January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and are payable in arrears.
The Company acquired the HF Trust IV (“Trust XII”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, or $7.0 million of preferred securities of Trust XII on September 25, 2003, through a private placement. Trust XII also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 3.10%. Interest payment dates are January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and are payable in arrears.
The Company acquired the HF Trust V (“Trust XIII”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, or $5.0 million of preferred securities of Trust XIII on December 7, 2006, through a private placement. Trust XIII also issued, in aggregate, $0.3 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 1.83%. Interest payment dates are March 1, June 1, September 1, and December 1 of each year, beginning March 1, 2007, and are payable in arrears. In the first quarter of Great Western’s fiscal year 2017, Great Western redeemed 5,000 shares of Trust XIII debentures under the First Supplemental Indenture dated May 13, 2016.
The Company acquired the HF Trust VI (“Trust XIV”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 2,000 shares, $1,000 par value, or $2.0 million of preferred securities of Trust XIV on July 5, 2007, through a private placement. Trust XIV also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 1.65%. Interest payment dates are January 1, April 1, July 1, and October 1 of each year, beginning October 1, 2007, and are payable in arrears.
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
As of December 31, 2023, the Trust Preferred Securities qualified as tier 2 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Until March 25, 2022, the Company’s authorized common stock had consisted of 250,000,000 shares, of which 150,000,000 shares were designated as Class A common stock and 100,000,000 were designated as Class B common stock. The Class A common stock had one vote per share while the class B common stock had five votes per share and was convertible to Class A common stock on a share-for-share basis. On March 24, 2022, the record date for our first annual stockholders’ meeting following the completion of the Great Western Bank (“GWB”) acquisition on February 1, 2022, all outstanding shares and rights to acquire shares of Class B common stock were automatically converted into the same number of outstanding shares and rights to acquire the same number of shares, as applicable, of Class A common stock. As a result, we now have only one class of common stock outstanding and issuable upon exercise of outstanding rights to acquire common stock, all with equivalent voting rights: namely, common stock. The Class A common stock is traded on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.”
As of December 31, 2023, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which, 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 103,941,626 and 104,442,023 shares of common stock outstanding as of December 31, 2023 and 2022, respectively, and no shares of preferred stock outstanding as of December 31, 2023 and 2022.
During 2023, the Company issued 54,414 shares of its common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service based period. During 2022 and 2021, the Company issued 33,769 and 19,081 shares of its common stock with an aggregate value of $1.3 million and $0.9 million to directors for their service on the Company’s board of directors during 2022 and 2021, respectively. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On February 1, 2022, the Company issued 46,879,601 shares of its Class A common stock with an aggregate value of approximately $1.7 billion as consideration for the acquisition of Great Western.
On December 14, 2023, the Company completed the repurchase of one million shares of its common stock from the estate of a stockholder at a price of $32.14 per share, or the closing price per share of the common stock as reported on the Nasdaq Stock Market on December 14, 2023, representing an aggregate purchase price of $32.1 million.
During 2022, the Company repurchased and retired the five million shares of common stock under it’s previously existing stock repurchase program. As of December 31, 2023, the Company did not have a repurchase program in effect.
Other stock repurchases during 2023 and 2022 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
On November 4, 2021, the Company filed a registration statement on Form S-4, as amended on December 14, 2021 with registration statement on Form S-4/A, to register 47,158,390 shares of Class A common stock to be issued as consideration for our acquisition of Great Western.
On May 25, 2023, the Company filed a Registration Statement on Form S-8 to register an additional two million shares of common stock to be issued pursuant to the Company's 2023 Equity and Incentive Plan.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

Year Ended December 31,	2023	2022	2021
Net income	$257.5	$202.2	$192.1
Weighted average common shares outstanding for basic earnings per share computation	103,752,206	103,274,070	61,650,312
Dilutive effects of stock-based compensation	27,897	66,929	91,516
Weighted average common shares outstanding for diluted earnings per common share computation	103,780,103	103,340,999	61,741,828

Basic earnings per common share	$2.48	$1.96	$3.12
Diluted earnings per common share	2.48	1.96	3.11

Anti-dilutive unvested time restricted stock	119,144	52,027	83,952
The Company had 908,476, 470,622, and 333,767 shares of unvested restricted stock as of December 31, 2023, 2022, and 2021, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2023, the Company exceeded all capital adequacy requirements to which it is subject.
As of December 31, 2023, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2023 and 2022, the Bank met these requirements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2023 and 2022 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,941.1	13.28%	$1,771.6	8.00%	$2,325.2	10.50%	$2,214.5	10.00%
FIB	2,662.0	12.04	1,768.3	8.00	2,320.8	10.50	2,210.3	10.00
Tier 1 risk-based capital:
Consolidated	2,454.4	11.08	1,328.7	6.00	1,882.3	8.50	1,771.6	8.00
FIB	2,433.0	11.01	1,326.2	6.00	1,878.8	8.50	1,768.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,454.4	11.08	996.5	4.50	1,550.1	7.00	1,439.4	6.50
FIB	2,433.0	11.01	994.6	4.50	1,547.2	7.00	1,436.7	6.50
Leverage capital ratio:
Consolidated	2,454.4	8.22	1,193.9	4.00	1,193.9	4.00	1,492.3	5.00
FIB	2,433.0	8.16	1,192.2	4.00	1,192.2	4.00	1,490.2	5.00

December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,875.8	12.48%	$1,843.2	8.00%	$2,419.2	10.50%	$2,304.0	10.00%
FIB	2,713.5	11.80	1,839.6	8.00	2,414.5	10.50	2,299.5	10.00
Tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,382.4	6.00	1,958.4	8.50	1,843.2	8.00
FIB	2,504.1	10.89	1,379.7	6.00	1,954.6	8.50	1,839.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,408.8	10.45	1,036.8	4.50	1,612.8	7.00	1,497.6	6.50
FIB	2,504.1	10.89	1,034.8	4.50	1,609.7	7.00	1,494.7	6.50
Leverage capital ratio:
Consolidated	2,408.8	7.75	1,242.9	4.00	1,242.9	4.00	1,553.6	5.00
FIB	2,504.1	8.07	1,241.1	4.00	1,241.1	4.00	1,551.4	5.00
(1) The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.
(2) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of CECL, or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer incorporating the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted transition relief over the permissible five-year period.
(18)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $4.5 million as of December 31, 2023.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $9.3 million, $8.9 million, and $4.3 million, in 2023, 2022, and 2021, respectively.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2023, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2024	$10.2	$1.4	$11.6
2025	8.5	1.4	9.9
2026	7.2	0.9	8.1
2027	5.4	0.1	5.5
2028	4.2	—	4.2
Thereafter	11.3	—	11.3
Total	$46.8	$3.8	$50.6
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.8 million and $0.9 million of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2023 and 2022, respectively.
The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2023, 2022, and 2021. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	December 31, 2023	December 31, 2022
Beginning balance	$16.2	$3.8
Provision for credit loss expense	2.2	12.4
Ending balance	$18.4	$16.2

	December 31, 2023	December 31, 2022
Unused credit card lines	$814.0	$827.6
Commitments to extend credit	4,069.2	5,173.3
Standby letters of credit	97.1	93.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(20)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2023	2022	2021
Current:
Federal	$46.1	$45.2	$39.4
State	12.8	14.4	11.3
Total current	58.9	59.6	50.7
Deferred:
Federal	16.0	(3.7)	3.7
State	4.4	(1.0)	1.3
Total deferred	20.4	(4.7)	5.0
Total income tax expense	$79.3	$54.9	$55.7
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year ended December 31,	2023	2022	2021
Tax expense at the statutory tax rate	$70.7	$54.0	$52.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(8.1)	(8.4)	(2.8)
State income tax, net of federal income tax benefit	13.6	10.6	9.9
Deficiency (benefit) of stock-based compensation plans	0.3	0.2	(0.5)
Nondeductible transaction costs	—	2.0	0.8
Federal tax credits	(0.2)	(4.3)	(4.3)
FDIC premiums	2.0	1.6	—
Other, net	1.0	(0.8)	0.6
Tax expense at effective tax rate	$79.3	$54.9	$55.7
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2023	2022
Deferred tax assets:
Loans, principally due to allowance for credit losses	$56.7	$54.8
Loan discount	21.7	32.5
Investment securities, unrealized losses	118.1	157.9
Derivatives, unrealized losses	0.3	0.5
Deferred compensation	18.6	26.8
Non-performing loan interest	2.2	2.6
Other real estate owned write-downs and carrying costs	1.4	1.5
Net operating loss carryforwards (1)	1.1	1.5
Lease liabilities	11.0	12.0
Other reserves	10.7	8.8
Contract incentives	7.5	8.5
Discount on acquired investment securities	10.1	13.4
Other	4.8	2.4
Deferred tax assets	$264.2	$323.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31,	2023	2022
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	$(19.8)	$(17.3)
Deferred loan costs	(4.1)	(3.3)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(2.4)	(1.3)
Right of use assets	(10.3)	(11.3)
Prepaid amounts	(0.9)	(0.9)
Government agency stock dividends	(1.3)	(1.2)
Goodwill and other intangibles	(68.1)	(68.2)
Mortgage servicing rights	(6.9)	(7.4)
Other	(0.4)	(1.8)
Deferred tax liabilities	(114.2)	(112.7)
Net deferred tax assets	$150.0	$210.5
(1) As of December 31, 2023, the Company had remaining federal net operating loss carryforwards of $2.4 million from acquired companies, which is available to offset federal taxable income and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire beginning in 2030 and ending in 2036 and the state net operating losses will expire beginning in 2023 and ending in 2036. The use of these carryforwards is subject to annual limitations.
The Company had current net income tax receivables of $16.4 million and $38.3 million at December 31, 2023 and 2022, respectively.
GAAP requires the measurement of unrecorded tax benefits related to uncertain tax positions. An unrecorded tax benefit is the difference between the tax benefit of a position taken, or expected to be taken, on a tax return and the benefit recorded for accounting purposes. At December 31, 2023 and 2022, the Company had no unrecorded tax benefits and does not expect this position to significantly change within the next 12 months.
The Company is subject to income tax in the U.S. federal jurisdiction and also in various states. The Company is no longer subject to examination by taxing authorities for years before 2020.
(21)    STOCK-BASED COMPENSATION
The Company has equity awards outstanding under two stock-based compensation plans; The 2023 Equity and Incentive Plan (the “2023 Plan”) and the 2015 Equity Incentive Plan, as amended and restated (the “2015 Plan”). These plans were primarily established to enhance the Company’s ability to attract, retain, and motivate employees. The Company’s Board of Directors or, upon delegation, the Compensation and Human Capital Committee of the Board of Directors (“Compensation Human Capital Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plan.
The 2023 Plan, approved by the Company’s shareholders in May 2023, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance based compensation. The 2023 Plan did not increase the number of shares of the common stock available for awards under the 2015 Plan. At December 31, 2023, there were 1,389,724 common shares available for future grant under the 2023 Plan.
The 2015 Plan, approved by the Company’s shareholders in May 2015, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance based compensation. Upon approval of the 2023 Plan, the remaining common shares available for future grant under the 2015 were forfeited. The 2015 Plan continues with respect to the awards made prior to June 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Restricted Stock Awards. Common stock issued under the Company’s restricted stock plan may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting periods, participants have voting rights and receive dividends on all time restricted shares and vesting performance restricted shares under the 2015 Plan. During the vesting periods, under the 2023 Plan, participants do not have voting rights and dividends are accumulated until the time upon which the award vests. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company.
All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock awards is based on the market price of the stock on the measurement date and is amortized as compensation expense on a straight-line basis over the period restrictions lapse or performance goals are met. Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period.
Stock-based compensation expense related to restricted stock awards of $4.7 million, $9.6 million and $8.9 million was included in employee benefits on the Company’s consolidated statements of income for the years ended December 31, 2023, 2022, and 2021, respectively. Related income tax expense of $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, and related income tax benefit of $0.3 million was recognized for the year ended December 31, 2021.
The following table presents information regarding the Company’s restricted stock:

As of December 31, 2023	Number of Shares	Weighted-Average Measurement Date Fair Value
Restricted stock, beginning of year	741,098	$38.94
Granted	683,574	19.84
Vested	(180,587)	36.73
Forfeited	(127,779)	29.75
Restricted stock, end of year	1,116,306	$27.74
During 2023, the Company issued 683,574 restricted common shares. The 2023 restricted share awards included 363,440 performance restricted shares, of which 181,720 vest in varying percentages upon achievement of defined return on average equity performance goals, and 181,720 vest in varying percentages upon achievement of defined total return to shareholder goals. The defined return to shareholder goals related to the 2020 performance restricted stock grants were not met resulting in the cancellation of 86,802 performance shares. Vesting of the 2023 performance restricted shares is also contingent on employment as of March 15, 2026. Additionally, 406,936 time-restricted shares were issued during 2023, of which 54,414 vest one year from the grant date, 97,665 vest two years from the grant date, and the remaining 254,857 vest one-third on each annual anniversary of the grant date, contingent on continued employment through the vesting dates.
As of December 31, 2023, there was $22.2 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.35 years.
(22)    EMPLOYEE BENEFIT PLAN
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% of the participating employee’s eligible compensation in 2023, 2022, and 2021, respectively. Contribution expense for this plan of $12.7 million, $13.5 million, and $8.8 million in 2023, 2022, and 2021, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(23)    OTHER COMPREHENSIVE INCOME (LOSS)
The gross amounts of each component of other comprehensive (loss) income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2023	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$144.8	$36.1	$108.7
Reclassification adjustment for net losses included in net income	23.5	5.8	17.7
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	(1.8)	(5.4)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	(1.3)	(0.3)	(1.0)
Change in net unrealized gain on derivatives	0.9	0.3	0.6
Total other comprehensive income	$160.7	$40.1	$120.6

Year Ended December 31, 2022	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(613.1)	$(152.4)	$(460.7)
Reclassification adjustment for net losses included in net income	24.4	5.5	18.9
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	0.1	0.1
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	(26.1)	(6.6)	(19.5)
Change in net unrealized loss on derivatives	(6.7)	(1.8)	(4.9)
Total other comprehensive loss	$(621.3)	$(155.2)	$(466.1)

Year Ended December 31, 2021	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized loss during period	$(113.7)	$(28.7)	$(85.0)
Reclassification adjustment for net gains included in net income	(1.1)	(0.3)	(0.8)
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	20.2	5.1	15.1
Change in net unrealized loss on derivatives	4.2	1.1	3.1
Total other comprehensive loss	$(90.4)	$(22.8)	$(67.6)
The components of accumulated other comprehensive loss, net of income taxes, are as follows:

Years ended December 31,	2023	2022
Net unrealized loss on investment securities available-for-sale	$(350.1)	$(471.0)
Net unrealized (loss) gain on investment securities transferred to held-to-maturity	(5.6)	(4.5)
Net unrealized (loss) gain on derivatives	(0.8)	(1.6)
Net accumulated other comprehensive loss	$(356.5)	$(477.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(24)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2023	2022
Condensed balance sheets:
Cash and cash equivalents	$275.7	$154.8
Investment in bank subsidiary	3,062.2	2,985.8
Advances to subsidiaries, net	43.5	0.1
Other assets	147.0	240.7
Total assets	$3,528.4	$3,381.4

Other liabilities	$38.8	$45.6
Long-term debt	99.0	98.9
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	300.9	307.6
Stockholders’ equity	3,227.5	3,073.8
Total liabilities and stockholders’ equity	$3,528.4	$3,381.4

Years Ended December 31,	2023	2022	2021
Condensed statements of income:
Dividends from subsidiaries	$360.0	$360.0	$160.0
Other interest income	0.5	0.4	—
Other income, primarily management fees from subsidiaries	51.6	51.7	41.3
Total income	412.1	412.1	201.3
Salaries and benefits	34.5	40.6	36.4
Interest expense	18.4	12.6	8.2
Acquisition related expenses	—	62.3	11.6
Other operating expenses, net	22.5	25.0	17.6
Total expenses	75.4	140.5	73.8
Earnings before income tax benefit	336.7	271.6	127.5
Income tax benefit	(4.2)	(18.9)	(7.6)
Income before undistributed earnings of subsidiaries	340.9	290.5	135.1
Undistributed (loss) earnings of subsidiaries	(83.4)	(88.3)	57.0
Net income	$257.5	$202.2	$192.1

Years Ended December 31,	2023	2022	2021
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$257.5	$202.2	$192.1
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	83.4	88.3	(57.0)
Stock-based compensation expense	4.6	9.6	8.9
Other, net	2.7	(151.2)	(3.2)
Net cash provided by operating activities	348.2	148.9	140.8
Cash flows from investing activities:
Acquisition of bank holding company, net of cash and cash equivalents received	—	(0.8)	—
Net cash used in investing activities	$—	$(0.8)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2023	2022	2021
Cash flows from financing activities:
Net increase in advances from subsidiaries	$1.8	$206.5	$23.7
Proceeds from issuance of common stock, net of stock issuance costs	—	0.1	0.4
Purchase and retirement of common stock	(34.0)	(198.9)	(5.4)
Dividends paid to common stockholders	(195.1)	(182.1)	(101.6)
Net cash used in financing activities	(227.3)	(174.4)	(82.9)
Net change in cash and cash equivalents	120.9	(26.3)	57.9
Cash and cash equivalents, beginning of year	154.8	181.1	123.2
Cash and cash equivalents, end of year	$275.7	$154.8	$181.1
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
The three levels of inputs to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2023 and 2022.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the years ended December 31, 2023 and 2022. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:
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
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable, or that can be corroborated by observable market data. The inputs used to determine fair value include the United States Dollar – SOFR forward curve to estimate variable rate cash inflows and the SOFR to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions, was not significant in the reported periods. The Company also compares the reasonableness of the pricing semi-annually through a validation process involving additional independent third parties.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$224.7	$—	$224.7	$—
State, county, and municipal securities	219.8	—	219.8	—
Obligations of U.S. government agencies	168.5	—	168.5	—
U.S. agency commercial mortgage-backed securities	1,105.6	—	1,105.6	—
U.S. agency residential mortgage-backed securities	1,366.9	—	1,366.9	—
Collateralized mortgage obligations	1,189.5	—	1,189.5	—
Private mortgage-backed securities	210.4	—	210.4	—
Collateralized loan obligations	1,119.7	—	1,119.7	—
Corporate securities	236.4	—	236.4	—
Loans held for sale	0.5	—	0.5	—
Derivative assets:
Interest rate swap contracts	37.3	—	37.3	—
Interest rate lock commitments	0.1	—	0.1	—
Derivative liabilities:
Interest rate collars	3.6	—	3.6	—
Interest rate swap contracts	123.5	—	123.5	—
Risk participation agreements	0.1	—	0.1	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	19.2	—	19.2	—
Deferred compensation plan liabilities	19.2	—	19.2	—

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
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$52.6	$—	$—	$52.6
Loans held for sale	46.9	—	—	46.9
Other real estate owned	16.5	—	—	16.5
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2022	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$39.1	$—	$—	$39.1
Loans held for sale	67.5	—	—	67.5
Other real estate owned	12.7	—	—	12.7
Long-lived assets to be disposed of by sale	5.5	—	—	5.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2023 and December 31, 2022, the Company had collateral-dependent loans with a carrying and fair value of $52.6 million and $39.1 million, respectively.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.0 million. As of December 31, 2022, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $5.7 million, reduced by write-downs of $0.2 million charged to other expense, and fair values aggregating $5.5 million
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$52.6	Appraisal	Appraisal adjustment	—%	-	100%	(36%)
Loans held for sale	46.9	Fair value of collateral	Discount for type of property, age of appraisal, and current status	5%	-	23%	(14)%
Other real estate owned	16.5	Appraisal	Appraisal adjustment	10%	-	43%	(48)%
Long-lived assets to be disposed of by sale	1.0	Appraisal	Appraisal adjustment	—%	-	—%	—%

As of December 31, 2022
Collateral-dependent loans	$39.1	Appraisal	Appraisal adjustment	0%	-	45%	(7%)
Loans held for sale	67.5	Fair value of collateral	Discount for type of property, age of appraisal, and current status	11%		23%	(17%)
Other real estate owned	12.7	Appraisal	Appraisal adjustment	15%	-	36%	(22%)
Long-lived assets to be disposed of by sale	5.5	Appraisal	Appraisal adjustment	0%	-	6%	(3%)
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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts that are payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates that are currently offered for deposits that have similar remaining maturities. The fair values of derivative liabilities are obtained from an independent pricing service, which considers observable data that may include the United States Dollar - SOFR forward curve, the federal funds effective swap rate and cash flows, among other things. The fixed and floating rate subordinated debentures, floating rate subordinated term loan, other borrowed funds, fixed rate subordinated term debt, and capital lease obligation are estimated by discounting future cash flows using current rates for advances that have similar characteristics.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$578.0	$578.0	$578.0	$—	$—
Investment debt securities available-for-sale	5,841.5	5,841.5	—	5,841.5	—
Investment debt securities held-to-maturity	3,207.9	2,874.0	—	2,874.0	—
Accrued interest receivable	129.1	129.1	—	129.1	—
Mortgage servicing rights, net	28.3	38.8	—	38.8	—
Loans held for sale	47.4	47.4	—	0.5	46.9
Net loans held for investment	18,051.9	17,334.4	—	17,281.8	52.6
Derivative assets	37.4	37.4	—	37.4	—
Deferred compensation plan assets	19.2	19.2	—	19.2	—
Total financial assets	$27,940.7	$26,899.8	$578.0	$26,222.3	$99.5

Financial liabilities:
Total deposits, excluding time deposits	$20,313.2	$20,313.2	$20,313.2	$—	$—
Time deposits	3,009.9	2,981.7	—	2,981.7	—
Securities sold under repurchase agreements	782.7	782.7	—	782.7	—
Other borrowed funds	2,603.0	2,603.0	—	2,603.0	—
Accrued interest payable	52.2	52.2	—	52.2	—
Long-term debt	120.8	115.6	—	115.6	—
Subordinated debentures held by subsidiary trusts	163.1	151.1	—	151.1	—
Derivative liabilities	127.3	127.3	—	127.3	—
Deferred compensation plan liabilities	19.2	19.2	—	19.2	—
Total financial liabilities	$27,191.4	$27,146.0	$20,313.2	$6,832.8	$—

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
(26)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors, and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $11.1 million and $18.9 million at December 31, 2023 and 2022, respectively. During 2023, new loans and advances on existing loans of $5.8 million were funded, loan repayments totaled $6.1 million, and $7.5 million of loans were removed or added due to changes in related parties. All deposit and loan transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than a normal risk of collectability or present other unfavorable features.
On December 14, 2023, the Company completed the repurchase of one million shares of its common stock from the estate of the Homer Scott, Jr. Revocable Trust (the “Trust”) at a price of $32.14 per share, or the closing price per share of the common stock as reported on the Nasdaq Stock Market on December 14, 2023, representing an aggregate purchase price of $32.1 million. The Trust is an affiliate of the Company, as it is a member of the “Scott Family FIBK Shareholder Group” identified as such in the beneficial ownership table included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 11, 2023, which group includes three of the Company’s directors, namely Messrs. James R. Scott, John M. Heyneman, Jr., and Jonathan R. Scott, and all of which family group members collectively beneficially own greater than 5% of the outstanding shares of the Common Stock. Additionally, the Company’s wholly owned subsidiary, First Interstate Bank, currently serves as trustee of the Trust.

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
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures that require public business entities to annually disclose (1) specific categories in their rate reconciliation; (2) additional information for reconciling items that meet a quantitative threshold; (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the income taxes paid that meet a quantitative threshold; (5) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position, results of operations, or liquidity.
(28)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 26, 2024, the Company declared a quarterly dividend to common shareholders of $0.47 per share, which was paid on February 19, 2024 to shareholders of record as of February 9, 2024.
In the first quarter of 2024, the Company accessed $1.0 billion of borrowings at a rate of 4.76% through the BTFP with a maturity of January 16, 2025, which enabled the Company to pay off higher rate FHLB advances and support its current cash position.
No other events requiring recognition or disclosure were identified.

(a)(2) Financial statement schedules.
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the financial statements filed herewith or in notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Bylaws of the Company (incorporated by reference to Exhibit B of Appendix B to the Company’s definitive proxy statement on Schedule 14A, File No. 001-34653, filed on April 11, 2023)

4.1	Description of the Company’s securities registered under Section 12 of the Exchange Act

4.2	Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	First Supplemental Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.5	Stockholders’ Agreement, dated September 15, 2021, between the Company and the individuals and entities listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1	Lease Agreement, dated September 20, 1985, as amended and with addenda, between Billings 401 LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2018)

10.2†	Deferred Compensation Plan of the Company dated December 1, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, File No. 333-164380, filed on March 23, 2010)

10.3†	First Amendment to the Deferred Compensation Plan of the Company dated October 24, 2008 (incorporated herein by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Registration Statement on Form S-1, No. 333-164380, filed on March 23, 2010)

10.4†	Amendment to the Deferred Compensation Plan of the Company effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 7, 2021)

10.5†	Amendment 2021-1 to the Deferred Compensation Plan of the Company effective as of July 1, 2021 (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on November 4, 2021)

10.6†	2015 Equity and Incentive Plan of the Company, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.7†	Form of 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.8†	Form of 2015 Equity and Incentive Plan Time Vested Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.9†	2023 Equity and Incentive Plan (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A, File No. 001-34653, filed with the SEC on April 11, 2023)

10.10†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2023) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.11†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.12†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2024)

10.13†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement with Executive Deferral Election

10.14†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (Core Return on Average Equity)

10.15†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (Total Shareholder Return)

10.16†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (Core Return on Average Equity) with Executive Deferral Election

10.17†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (Total Shareholder Return) with Executive Deferral Election

10.18†	Company Director Compensation Summary

10.19†	Employment Agreement, dated August 19, 2021, between Kevin P. Riley, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.20†	Employment Agreement, dated December 14, 2021, between Marcy D. Mutch, the Company and the Bank (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.21†	Employment Agreement, dated December 14, 2021, between Kirk D. Jensen, the Company and the Bank (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.22†	Employment Agreement, dated February 1, 2022, between Karlyn M. Knieriem, the Company and the Bank (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.23†	Executive Employment Agreement, dated January 23, 2023, between the Company and Kris Robbins

10.24†	Employment Agreement, dated August 24, 2023, between Lorrie Asker, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 28, 2023)

10.25†	Employment Agreement, dated November 30, 2023, between Lori Meyer, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on December 1, 2023)

10.26
Repurchase Agreement by and between the Company and Homer Scott, Jr. Revocable Trust dated December 4, 1978, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on December 14, 2023)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 24, 2023)

23.1	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications

97	Clawback Policy of the Company

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

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

First Interstate BancSystem, Inc.

By:	/s/ KEVIN P. RILEY	February 29, 2024
	Kevin P. Riley	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. JAHNKE	February 29, 2024
David L. Jahnke, Chair of the Board	Date

/s/ STEPHEN B. BOWMAN	February 29, 2024
Stephen B. Bowman, Director	Date

/s/ JAMES P. BRANNEN	February 29, 2024
James P. Brannen, Director	Date

/s/ ALICE S. CHO	February 29, 2024
Alice S. Cho, Director	Date

/s/ FRANCES P. GRIEB	February 29, 2024
Frances P. Grieb, Director	Date

/s/ THOMAS E. HENNING	February 29, 2024
Thomas E. Henning, Director	Date

/s/ JOHN M. HEYNEMAN, JR.	February 29, 2024
John M. Heyneman, Jr., Director	Date

/s/ DENNIS L. JOHNSON	February 29, 2024
Dennis L. Johnson, Director	Date

/s/ STEPHEN M. LACY	February 29, 2024
Stephen M. Lacy, Director	Date

/s/ PATRICIA L. MOSS	February 29, 2024
Patricia L. Moss, Director	Date

/s/ JOYCE A. PHILLIPS	February 29, 2024
Joyce A. Phillips, Director	Date

/s/ DANIEL A. RYKHUS	February 29, 2024
Daniel A. Rykhus, Director	Date

/s/ JAMES R. SCOTT	February 29, 2024
James R. Scott, Director	Date

/s/ JONATHAN R. SCOTT	February 29, 2024
Jonathan R. Scott, Director	Date

/s/ KEVIN P. RILEY	February 29, 2024
Kevin P. Riley President, Chief Executive Officer and Director (Principal executive officer)	Date

/s/ MARCY D. MUTCH	February 29, 2024
Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date