Form 10-Q
period 2024-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2024-05-03
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2024 – Common stock	104,568,019

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$315.8	$378.2
Interest bearing deposits in banks	319.1	199.7
Federal funds sold	0.1	0.1
Total cash and cash equivalents	635.0	578.0
Investment securities:
Available-for-sale, net of allowance for credit losses of $0.0 at March 31, 2024 and December 31, 2023 (amortized cost of $6,266.0 at March 31, 2024 and $6,307.8 at December 31, 2023)	5,773.3	5,841.5
Held-to-maturity, net of allowance for credit losses of $0.7 at March 31, 2024 and $0.8 at December 31, 2023 (estimated fair values of $2,497.8 at March 31, 2024 and $2,874.0 at December 31, 2023)	2,852.8	3,207.9
Total investment securities	8,626.1	9,049.4
FHLB and FRB stock, at cost	178.4	223.2
Loans held for sale	22.7	47.4
Loans held for investment, net of deferred fees and costs	18,202.8	18,279.6
Allowance for credit losses	(227.7)	(227.7)
Net loans held for investment	17,975.1	18,051.9
Goodwill	1,100.9	1,100.9
Company-owned life insurance	504.7	502.4
Premises and equipment, net of accumulated depreciation	439.9	444.3
Other intangibles, net of accumulated amortization	77.7	81.4
Accrued interest receivable	125.5	129.1
Mortgage servicing rights, net of accumulated amortization	27.6	28.3
Other real estate owned	14.4	16.5
Deferred tax asset, net	161.3	150.0
Other assets	255.5	268.4
Total assets	$30,144.8	$30,671.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,900.3	$6,029.6
Interest bearing	16,909.7	17,293.5
Total deposits	22,810.0	23,323.1
Securities sold under repurchase agreements	794.2	782.7
Accounts payable and accrued expenses	386.0	380.4
Accrued interest payable	53.6	52.2
Long-term debt	370.8	120.8
Other borrowed funds	2,342.0	2,603.0
Allowance for credit losses on off-balance sheet credit exposures	15.4	18.4
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	26,935.1	27,443.7
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized; 104,571,623 and 103,941,626 shares were issued and outstanding at March 31, 2024 and December 31, 2023	2,450.7	2,448.9
Retained earnings	1,145.9	1,135.1
Accumulated other comprehensive loss, net	(386.9)	(356.5)
Total stockholders’ equity	3,209.7	3,227.5
Total liabilities and stockholders’ equity	$30,144.8	$30,671.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income:
Interest and fees on loans	$252.1	$235.6
Interest and dividends on investment securities:
Taxable	64.5	72.2
Exempt from federal taxes	0.7	0.9
Interest and dividends on FHLB and FRB stock	3.3	3.0
Interest on deposits in banks	4.1	4.2
Total interest income	324.7	315.9
Interest expense:
Interest on deposits	79.1	40.3
Interest on securities sold under repurchase agreements	2.3	1.1
Interest on other borrowed funds	35.6	31.2
Interest on long-term debt	4.3	1.5
Interest on subordinated debentures held by subsidiary trusts	3.3	2.9
Total interest expense	124.6	77.0
Net interest income	200.1	238.9
Provision for credit losses	5.3	15.2
Net interest income after provision for credit losses	194.8	223.7
Non-interest income:
Payment services revenues	18.4	18.7
Mortgage banking revenues	1.7	2.3
Wealth management revenues	9.2	9.0
Service charges on deposit accounts	6.0	5.2
Other service charges, commissions, and fees	2.2	2.4
Investment securities losses, net	—	(23.4)
Other income	4.6	2.2
Total non-interest income	42.1	16.4
Non-interest expense:
Salaries and wages	65.2	65.6
Employee benefits	19.3	22.8
Outsourced technology services	13.6	14.7
Occupancy, net	12.3	12.5
Furniture and equipment	5.0	5.9
OREO expense, net of income	2.0	0.2
Professional fees	6.8	4.5
FDIC insurance premiums	7.4	5.7
Other intangibles amortization	3.7	4.0
Other expenses	24.9	29.9
Total non-interest expense	160.2	165.8
Income before income tax	76.7	74.3
Provision for income tax	18.3	18.0
Net income	$58.4	$56.3

Earnings per common share (Basic)	$0.57	$0.54
Earnings per common share (Diluted)	$0.57	$0.54
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$58.4	$56.3
Other comprehensive (loss) income, before tax:
Investment securities available-for sale:
Change in net unrealized (losses) gains during the period	(26.4)	78.2
Reclassification adjustment for net losses included in income	—	23.4
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(7.2)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.2)	(0.4)
Change in unrealized (gains) losses on derivatives	(13.9)	10.0
Other comprehensive (loss) income, before tax	(40.5)	104.0
Deferred tax benefit (expense) related to other comprehensive (loss) income	10.1	(26.0)
Other comprehensive (loss) income, net of tax	(30.4)	78.0
Comprehensive income, net of tax	$28.0	$134.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	58.4	—	58.4
Other comprehensive loss, net of tax expense	—	—	(30.4)	(30.4)
Common stock transactions:
43,690 common shares purchased and retired	(1.1)	—	—	(1.1)
685,363 non-vested common shares issued	—	—	—	—
11,676 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.9	—	—	2.9
Common stock cash dividends declared ($0.47 per share)	—	(48.8)	—	(48.8)
Balance at March 31, 2024	$2,450.7	$1,145.9	$(386.9)	$3,209.7

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	56.3	—	56.3
Other comprehensive income, net of tax expense	—	—	78.0	78.0
Common stock transactions:
55,080 common shares purchased and retired	(1.8)	—	—	(1.8)
10,863 non-vested common shares issued	—	—	—	—
15,788 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.3	—	—	2.3
Common stock cash dividends declared ($0.47 per share)	—	(48.3)	—	(48.3)
Balance at March 31, 2023	$2,478.7	$1,080.7	$(399.1)	$3,160.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$58.4	$56.3
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	5.3	15.2
Net loss on disposal of premises and equipment	0.2	0.1
Depreciation and amortization	15.9	13.7
Net premium (discount) amortization on investment securities	0.2	(0.6)
Net loss on investment securities transactions	—	23.4
Realized and unrealized net gains on mortgage banking activities	(0.4)	(0.8)
Net gain on sale of OREO	(0.1)	—
Write-downs of OREO and other assets pending disposal	2.1	0.1
Deferred taxes	—	11.3
Net increase in cash surrender value of company-owned life insurance	(3.7)	(3.4)
Stock-based compensation expense	2.9	2.3
Originations of mortgage loans held for sale	(69.9)	(80.4)
Proceeds from sales of mortgage loans held for sale	67.6	79.6
Changes in operating assets and liabilities:
Decrease in interest receivable	3.6	4.6
Decrease in other assets	9.8	7.7
Increase in accrued interest payable	1.4	11.6
Decrease in accounts payable and accrued expenses	(5.7)	(83.0)
Net cash provided by operating activities	87.6	57.7
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(77.2)	—
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	356.6	54.9
Available-for-sale	117.4	987.3
Purchases of FHLB and FRB stock	(40.5)	(73.5)
Proceeds from FHLB and FRB stock	85.3	57.5
Proceeds from bank-owned life insurance settlements	1.4	1.9
Extensions of credit to clients, net of repayments	92.9	(152.8)
Recoveries of loans charged-off	2.6	—
Proceeds from sale of OREO	0.2	—
Capital expenditures, net of sales	(6.8)	(7.0)
Net cash provided by investing activities	531.9	868.3
Cash flows from financing activities:
Net decrease in deposits	(513.1)	(966.6)
Net increase (decrease) in securities sold under repurchase agreements	11.5	(82.1)
Net (decrease) increase in other borrowed funds	(261.0)	383.0
Advances on long-term debt	250.0	—
Purchase and retirement of common stock	(1.1)	(1.8)
Dividends paid to common stockholders	(48.8)	(48.3)
Net cash used in financing activities	(562.5)	(715.8)
Net increase in cash and cash equivalents	57.0	210.2
Cash and cash equivalents at beginning of period	578.0	870.5
Cash and cash equivalents at end of period	$635.0	$1,080.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In millions) (Unaudited)
	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$123.2	$65.4
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$0.2	$0.6
Transfer of held-to-maturity to available-for sale securities	—	23.0
Transfer of held for investment loans to held-for-sale	—	3.1
Transfer of loans to other real estate owned	0.1	0.8
Capitalization of internally originated mortgage servicing rights	0.1	—
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2024 and December 31, 2023, the results of operations, changes in stockholders’ equity, and cash flows for each of the three months ended March 31, 2024 and 2023, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2023 is derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the March 31, 2024 presentation. These reclassifications did not change previously reported net income or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
(2)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2024	Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$250.2	$—	$(27.8)	$222.4
State, county, and municipal securities	256.2	—	256.2	—	(40.0)	216.2
Obligations of U.S. government agencies	174.4	—	174.4	—	(11.9)	162.5
U.S. agency commercial mortgage-backed securities	1,213.6	—	1,213.6	0.3	(94.1)	1,119.8
U.S. agency residential mortgage-backed securities	1,462.4	—	1,462.4	0.7	(139.1)	1,324.0
Collateralized mortgage obligations	1,296.3	—	1,296.3	0.9	(127.1)	1,170.1
Private mortgage-backed securities	236.2	—	236.2	—	(31.2)	205.0
Collateralized loan obligations	1,116.2	—	1,116.2	0.7	(0.5)	1,116.4
Corporate securities	260.5	—	260.5	—	(23.6)	236.9
Total	$6,266.0	$—	$6,266.0	$2.6	$(495.3)	$5,773.3

March 31, 2024	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$99.4	$—	$99.4	$—	$(1.7)	$97.7
State, county, and municipal securities	179.0	—	179.0	0.1	(25.8)	153.3
Obligations of U.S. government agencies	355.3	—	355.3	—	(45.5)	309.8
U.S. agency commercial mortgage-backed securities	500.2	—	500.2	—	(57.9)	442.3
U.S. agency residential mortgage-backed securities	1,197.6	—	1,197.6	—	(146.6)	1,051.0
Collateralized mortgage obligations	465.0	—	465.0	0.1	(71.5)	393.6
Corporate securities	57.0	(0.7)	56.3	—	(6.2)	50.1
Total	$2,853.5	$(0.7)	$2,852.8	$0.2	$(355.2)	$2,497.8
(1) Amortized cost presented above includes $10.0 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity, and $17.6 million of unamortized losses in state, county, and municipal, obligations of U.S. government agencies and collateralized loan obligations related to the 2022 transfer of securities from available-for-sale to held-to-maturity.

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
(1) Amortized cost presented above includes $10.7 million of unamortized gains and $18.1 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of March 31, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
March 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$222.4	$(27.8)	$222.4	$(27.8)
State, county, and municipal securities	1.0	—	213.4	(40.0)	214.4	(40.0)
Obligations of U.S. government agencies	—	—	162.1	(11.9)	162.1	(11.9)
U.S. agency commercial mortgage-backed securities	19.1	(0.2)	1,063.5	(93.9)	1,082.6	(94.1)
U.S. agency residential mortgage-backed securities	50.2	(0.8)	1,231.1	(138.3)	1,281.3	(139.1)
Collateralized mortgage obligations	36.1	(0.5)	1,099.1	(126.6)	1,135.2	(127.1)
Private mortgage-backed securities	—	—	205.1	(31.2)	205.1	(31.2)
Collateralized loan obligations	317.6	(0.3)	165.9	(0.2)	483.5	(0.5)
Corporate securities	—	—	237.0	(23.6)	237.0	(23.6)
Total	$424.0	$(1.8)	$4,599.6	$(493.5)	$5,023.6	$(495.3)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$224.7	$(25.5)	$224.7	$(25.5)
State, county, and municipal securities	—	—	217.1	(36.9)	217.1	(36.9)
Obligations of U.S. government agencies	—	—	168.0	(10.9)	168.0	(10.9)
U.S. agency commercial mortgage-backed securities	0.2	—	1,083.1	(87.7)	1,083.3	(87.7)
U.S. agency residential mortgage-backed securities	0.7	—	1,287.5	(130.6)	1,288.2	(130.6)
Collateralized mortgage obligations	—	—	1,142.4	(120.3)	1,142.4	(120.3)
Private mortgage-backed securities	—	—	210.5	(30.9)	210.5	(30.9)
Collateralized loan obligations	—	—	935.7	(2.3)	935.7	(2.3)
Corporate securities	—	—	236.5	(24.4)	236.5	(24.4)
Total	$0.9	$—	$5,505.5	$(469.5)	$5,506.4	$(469.5)

As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
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
As of March 31, 2024 and December 31, 2023, the Company had 987 and 995 individual investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of March 31, 2024, the Company had the intent and ability to hold these investment securities for a period sufficient to allow for an anticipated recovery. The Company does not intend to sell any of the available-for-sale securities in the above table, and the Company does not anticipate it will have to sell any securities before a recovery in cost.

The following table presents the activity in the allowance for credit losses related to available-for-sale investment securities:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$—	$—
Provision for credit losses	—	2.6
Ending balance	$—	$2.6

The following table presents the activity in the allowance for credit losses related to held-to-maturity investment securities:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$0.8	$1.9
Provision for (reduction of) credit losses	(0.1)	(1.2)
Ending balance	$0.7	$0.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

March 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$99.4	$—	$—	$—	$—	$—	$99.4
State, county, and municipal securities	68.9	92.3	10.6	—	—	7.2	179.0
Obligations of U.S. government agencies	355.3	—	—	—	—	—	355.3
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	352.0	—	—	—	—	—	352.0
GNMA	148.2	—	—	—	—	—	148.2
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,156.1	—	—	—	—	—	1,156.1
GNMA	41.5	—	—	—	—	—	41.5
Collateralized mortgage obligations
FNMA/FHLMC	326.1	—	—	—	—	—	326.1
GNMA	138.9	—	—	—	—	—	138.9
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$2,686.4	$92.3	$10.6	$47.0	$5.0	$12.2	$2,853.5

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$399.0	$—	$—	$—	$—	$—	$399.0
State, county, and municipal securities	69.0	92.3	10.6	—	—	7.3	179.2
Obligations of U.S. government agencies	354.5	—	—	—	—	—	354.5
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	359.7	—	—	—	—	—	359.7
GNMA	150.8	—	—	—	—	—	150.8
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,189.8	—	—	—	—	—	1,189.8
GNMA	42.8	—	—	—	—	—	42.8
Collateralized mortgage obligations
FNMA/FHLMC	334.1	—	—	—	—	—	334.1
GNMA	141.8	—	—	—	—	—	141.8
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$3,041.5	$92.3	$10.6	$47.0	$5.0	$12.3	$3,208.7
As of March 31, 2024 and December 31, 2023, the Company had $35.7 million and $38.5 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.
As of March 31, 2024 and December 31, 2023, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of March 31, 2024 and December 31, 2023, there were no collateral-dependent available-for-sale or held-to-maturity securities.
There were no material gross realized gains and no material gross realized losses during the three months ended March 31, 2024. During the three months ended March 31, 2023, there were no material gross realized gains and $23.4 million in gross realized losses on the disposition of available-for-sale investment securities, resulting from the sale of $853.0 million in carrying value of investment securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
March 31, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$43.9	$43.1	$3.0	$3.0
After one year but within five years	1,188.4	1,104.4	369.5	349.9
After five years but within ten years	1,216.0	1,103.8	624.8	546.2
After ten years	3,817.7	3,522.0	1,856.2	1,598.7
Total	$6,266.0	$5,773.3	$2,853.5	$2,497.8
As of March 31, 2024, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,632.5 million and $1,577.2 million, respectively. These investment securities are primarily included in the “after ten years” category in the table above. As of March 31, 2024, the Company had no callable structured notes.
As of March 31, 2024 and December 31, 2023, the Company had amortized costs of $3,427.6 million and $3,858.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values of $3,009.9 million and $3,462.2 million, as of March 31, 2024 and December 31, 2023, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of March 31, 2024 and December 31, 2023, the Company held $178.4 million and $223.2 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(3)     Loans Held for Sale

The following table presents loans held for sale by class of receivable for the dates indicated:

	March 31, 2024	December 31, 2023
Loans held for sale:
Agricultural, at lower of cost or market	$19.5	$19.6
Commercial real estate, at lower of cost or market	—	27.3
Residential mortgage, at fair value	3.2	0.5
Total loans held for sale	$22.7	$47.4
The table below presents the non-residential mortgage loans held for sale activity for the 2024 period:

	Agricultural	Commercial Real Estate
Beginning balance	$19.6	$27.3
Repayments	(0.1)	—
Loan disposals	—	(27.3)
Ending balance	$19.5	$—
As of March 31, 2024, loans held for sale included nonaccrual agricultural loans of $19.5 million. As of December 31, 2023, loans held for sale included a nonaccrual commercial real estate loan of $27.3 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    Loans Held for Investment

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	March 31, 2024	December 31, 2023
Real estate:
Commercial	$9,060.4	$8,869.2
Construction	1,609.2	1,826.5
Residential	2,258.4	2,244.3
Agricultural	719.7	716.8
Total real estate	13,647.7	13,656.8
Consumer:
Indirect	739.9	740.9
Direct and advance lines	136.7	141.6
Credit card	72.6	76.5
Total consumer	949.2	959.0
Commercial	2,922.2	2,906.8
Agricultural	696.0	769.4
Other, including overdrafts	0.2	0.1
Loans held for investment	18,215.3	18,292.1
Deferred loan fees and costs	(12.5)	(12.5)
Loans held for investment, net of deferred fees and costs	18,202.8	18,279.6
Allowance for credit losses	(227.7)	(227.7)
Net loans held for investment	$17,975.1	$18,051.9

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$(4.7)	$(3.2)	$0.7	$152.9
Consumer	13.0	2.4	(3.8)	1.0	12.6
Commercial	50.2	11.2	(4.0)	0.6	58.0
Agricultural	4.4	(0.5)	—	0.3	4.2
Total allowance for credit losses	$227.7	$8.4	$(11.0)	$2.6	$227.7

Three Months Ended March 31, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$13.4	$(4.8)	$0.2	$147.5
Consumer	23.3	0.7	(3.4)	1.2	21.8
Commercial	54.9	(0.8)	(0.7)	1.0	54.4
Agricultural	3.2	(1.1)	—	0.3	2.4
Total allowance for credit losses	$220.1	$12.2	$(8.9)	$2.7	$226.1

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
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of March 31, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$35.2	$—	$35.2
Construction	—	16.2	—	16.2
Residential	—	0.5	—	0.5
Agricultural	—	1.1	—	1.1
Total real estate	—	53.0	—	53.0
Commercial	60.6	1.0	0.7	62.3
Agricultural	0.5	0.4	0.2	1.1
Total collateral-dependent loans	$61.1	$54.4	$0.9	$116.4

	Collateral Type
As of December 31, 2023	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$26.6	$—	$26.6
Construction	—	17.0	—	17.0
Residential	—	0.5	—	0.5
Agricultural	—	1.2	—	1.2
Total real estate	—	45.3	—	45.3
Commercial	4.5	1.4	0.7	6.6
Agricultural	0.7	—	—	0.7
Total collateral-dependent loans	$5.2	$46.7	$0.7	$52.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of March 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$1.5	$0.2	$—	$1.7	$9,021.7	$37.0	$9,060.4
Construction	0.9	1.2	0.1	2.2	1,590.7	16.3	1,609.2
Residential	13.2	0.3	0.9	14.4	2,231.5	12.5	2,258.4
Agricultural	0.1	5.6	—	5.7	709.1	4.9	719.7
Total real estate	15.7	7.3	1.0	24.0	13,553.0	70.7	13,647.7
Consumer:
Indirect	6.1	1.9	0.3	8.3	728.2	3.4	739.9
Direct	0.8	0.4	0.1	1.3	135.0	0.4	136.7
Credit card	0.5	0.2	0.7	1.4	71.2	—	72.6
Total consumer	7.4	2.5	1.1	11.0	934.4	3.8	949.2
Commercial	10.3	0.5	0.8	11.6	2,843.0	67.6	2,922.2
Agricultural	19.1	—	0.1	19.2	646.9	29.9	696.0
Other, including overdrafts	—	—	—	—	0.2	—	0.2
Loans held for investment	$52.5	$10.3	$3.0	$65.8	$17,977.5	$172.0	$18,215.3

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$12.7	$6.1	$—	$18.8	$8,822.2	$28.2	$8,869.2
Construction	3.1	0.4	—	3.5	1,805.8	17.2	1,826.5
Residential	11.9	3.1	0.6	15.6	2,218.0	10.7	2,244.3
Agricultural	1.8	—	—	1.8	709.6	5.4	716.8
Total real estate	29.5	9.6	0.6	39.7	13,555.6	61.5	13,656.8
Consumer:
Indirect	8.0	2.2	0.4	10.6	727.6	2.7	740.9
Direct	0.9	0.2	—	1.1	140.2	0.3	141.6
Credit card	0.7	0.5	0.6	1.8	74.7	—	76.5
Total consumer	9.6	2.9	1.0	13.5	942.5	3.0	959.0
Commercial	14.5	1.1	0.3	15.9	2,879.4	11.5	2,906.8
Agricultural	0.1	—	3.0	3.1	735.9	30.4	769.4
Other, including overdrafts	—	—	—	—	0.1	—	0.1
Loans held for investment	$53.7	$13.6	$4.9	$72.2	$18,113.5	$106.4	$18,292.1

(1) As of March 31, 2024 and December 31, 2023, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three months ended March 31, 2024 and 2023, respectively. There were $1.8 million and $0.3 million in reversals of accrued interest during the three months ended March 31, 2024 and 2023, respectively.
Modifications to Borrowers Experiencing Financial Difficulty
Modifications of loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide payment relief to borrowers experiencing financial difficulty.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.
The following table presents the amortized cost basis of loans, by class and by type of modification, at March 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended March 31, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$22.7	$—	$22.7	0.25%
Residential	—	0.1	—	0.1	—
Agricultural	—	6.1	—	6.1	0.85
Total real estate	—	28.9	—	28.9	0.21
Commercial	—	4.8	5.9	10.7	0.37
Agricultural	—	1.0	—	1.0	0.14
Loans held for investment (2)	$—	$34.7	$5.9	$40.6	0.22%

Three Months Ended March 31, 2023	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$1.6	$3.7	$—	$5.3	0.06%
Construction	—	0.2	—	0.2	0.01
Residential	0.1	—	—	0.1	—
Agricultural	—	1.2	—	1.2	0.16
Total real estate	1.7	5.1	—	6.8	0.05
Commercial	—	2.6	—	2.6	0.09
Agricultural	—	17.8	—	17.8	2.70
Loans held for investment (2)	$1.7	$25.5	$—	$27.2	0.15%

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of March 31, 2024 and 2023, the Company excluded $0.2 million and $0.3 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

Three Months Ended March 31, 2024				Term Extension and Interest Rate Reduction
	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	6.0	—%	0.0	—%
Construction	—	0.0	—	0.0	—
Residential	—	11.0	—	0.0	—
Agricultural	—	7.0	—	0.0	—
Total real estate	—
Commercial	—	7.7	—	5.0	1.00
Agricultural	—	3.3	—	0.0	—
Loans held for investment (1)	$—

Three Months Ended March 31, 2023				Term Extension and Interest Rate Reduction
	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$1.3	6.1	—%	0.0	—%
Construction	—	12.4	—	0.0	—
Residential	0.3	37.6	—	0.0	—
Agricultural	—	7.2	—	0.0	—
Total real estate	1.6
Commercial	—	10.9	—	0.0	—
Agricultural	—	9.3	—	0.0	—
Loans held for investment (1)	$1.6

(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended March 31, 2024, there were $19.1 million of loans classified as past due 30 days or more, with the remaining loans performing in accordance with the modified terms and are classified as current at March 31, 2024.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the three months ended March 31, 2024 through either principal forgiveness, interest rate reduction, term extension, or other than insignificant payment delay.
There were $2.8 million payment defaults on these loans subsequent to their modifications during the twelve-months ended March 31, 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	As of and for the three months ended March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$293.8	$1,426.6	$2,041.5	$1,556.0	$1,195.8	$2,232.6	$50.2	$28.0	$8,824.5
Special mention	1.9	8.0	4.5	25.2	6.4	37.5	—	—	83.5
Substandard	14.5	25.0	14.7	31.7	10.1	54.2	2.2	—	152.4
Total	$310.2	$1,459.6	$2,060.7	$1,612.9	$1,212.3	$2,324.3	$52.4	$28.0	$9,060.4
Current-period gross charge-offs	—	2.9	—	—	—	—	—	—	2.9
Construction real estate:
Pass	$67.2	$399.3	$666.6	$271.1	$20.8	$36.9	$111.5	$7.3	$1,580.7
Special mention	1.3	1.4	6.5	—	—	0.3	—	—	9.5
Substandard	—	0.3	—	0.1	—	0.5	—	5.1	6.0
Doubtful	—	—	13.0	—	—	—	—	—	13.0
Total	$68.5	$401.0	$686.1	$271.2	$20.8	$37.7	$111.5	$12.4	$1,609.2
Current-period gross charge-offs	—	—	—	—	0.1	—	—	—	0.1
Agricultural real estate:
Pass	$26.9	$73.4	$121.9	$125.7	$88.8	$170.9	$30.6	$3.0	$641.2
Special mention	0.3	6.6	4.5	3.3	2.8	13.0	0.2	—	30.7
Substandard	11.3	4.5	25.5	3.8	1.7	0.9	0.1	—	47.8
Total	$38.5	$84.5	$151.9	$132.8	$93.3	$184.8	$30.9	$3.0	$719.7
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$133.4	$455.9	$471.7	$371.1	$200.4	$347.9	$785.6	$0.6	$2,766.6
Special mention	1.7	3.5	4.6	1.7	2.1	2.5	9.6	0.2	25.9
Substandard	10.3	15.5	14.8	8.0	7.6	3.2	18.1	1.6	79.1
Doubtful	1.2	3.3	0.9	0.6	—	—	44.6	—	50.6
Total	$146.6	$478.2	$492.0	$381.4	$210.1	$353.6	$857.9	$2.4	$2,922.2
Current-period gross charge-offs	—	0.1	0.2	0.1	0.1	—	0.6	2.9	4.0
Agricultural:
Pass	$32.8	$86.2	$53.5	$28.2	$19.3	$10.6	$347.8	$4.4	$582.8
Special mention	1.0	3.6	0.7	0.5	0.1	0.3	3.9	—	10.1
Substandard	1.0	46.2	0.3	0.2	0.7	29.9	24.4	—	102.7
Doubtful	—	—	—	0.4	—	—	—	—	0.4
Total	$34.8	$136.0	$54.5	$29.3	$20.1	$40.8	$376.1	$4.4	$696.0
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—

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
Construction:
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

	As of and for the three months ended March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$1.4	$52.0	$401.5	$515.8	$487.4	$293.5	$471.1	$22.3	$2,245.0
Nonperforming	0.1	0.9	2.4	2.3	1.6	6.1	—	—	13.4
Total	$1.5	$52.9	$403.9	$518.1	$489.0	$299.6	$471.1	$22.3	$2,258.4
Current-period gross charge-offs	—	0.1	—	0.1	—	—	—	—	0.2
Consumer indirect:
Performing	$66.8	$181.8	$239.3	$104.1	$72.0	$72.2	$—	$—	$736.2
Nonperforming	—	0.6	1.2	0.6	0.5	0.8	—	—	3.7
Total	$66.8	$182.4	$240.5	$104.7	$72.5	$73.0	$—	$—	$739.9
Current-period gross charge-offs	—	0.4	1.0	0.3	0.1	0.3	—	—	2.1
Consumer direct and advance lines:
Performing	$13.3	$38.0	$28.8	$15.9	$7.8	$8.2	$24.0	$0.2	$136.2
Nonperforming	0.1	0.2	0.1	0.1	—	—	—	—	0.5
Total	$13.4	$38.2	$28.9	$16.0	$7.8	$8.2	$24.0	$0.2	$136.7
Current-period gross charge-offs	—	0.1	0.3	0.1	—	0.5	—	—	1.0
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$71.9	$—	$71.9
Nonperforming	—	—	—	—	—	—	0.7	—	0.7
Total	$—	$—	$—	$—	$—	$—	$72.6	$—	$72.6
Current-period gross charge-offs	—	—	—	—	—	—	0.7	—	0.7

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

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2024 or 2023.
(5)    Other Real Estate Owned
Other real estate owned (“OREO”) is a category of real estate owned by the Company resulting from a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$16.5	$12.7
Additions	0.1	0.8
Valuation adjustments	(2.1)	(0.1)
Dispositions	(0.1)	—
Ending balance	$14.4	$13.4
The carrying value of foreclosed residential real estate properties included in OREO was not material as of March 31, 2024 and December 31, 2023. The Company had $1.0 million and $0.5 million recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    Derivatives and Hedging Activities
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
Of the six trades with a total notional amount of $1.15 billion, five are effective with a total notional of $900.0 million. Of these trades, two collars and one swap are related to variable-rate loans, two swaps are related to variable-rate securities, and the sixth trade related to variable-rate loans has an effective date in the second quarter of 2024.
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income (expense) when interest payments are made on the Company’s hedged items. During the next twelve months, based on implied forward curves, the Company estimates that $13.2 million will be reclassified as an increase to interest expense.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028. The Company accreted $0.4 million of the gain into interest income during the period ended March 31, 2024.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	March 31, 2024		December 31, 2023
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$193.6	$6.4	$193.3	$6.7
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
Risk Participation Agreements
The Company acquired, from Great Western Bank, risk participation agreements under which it assumes credit risk associated with a borrower’s performance related to derivative contracts. The Company only entered into these credit risk participation agreements in instances in which the Company was also a party to the related loan participation agreements for such borrowers. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2024			December 31, 2023
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$550.0		$3.0

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,535.6		44.1	1,589.0		34.3
Interest rate lock commitments	7.5		0.1	5.7		0.1
Forward loan sales contracts	—		—	—		—
Derivative assets	$1,543.1	Other assets	$44.2	$2,144.7	Other assets	$37.4

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$4.5	$300.0		$3.6
Interest rate swap contracts	850.0		12.3	300.0		2.4

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,535.6		139.8	1,589.0		121.1
Risk participation agreements	99.7		—	101.1		0.1
Interest rate lock commitments	—		—	—		—
Forward loan sales contracts	8.6		—	5.6		0.1
Derivative liabilities	$2,793.9	Accounts payable and accrued expenses	$156.6	$2,295.7	Accounts payable and accrued expenses	$127.3
There was an unrealized fair value gain on cash flow hedging derivative instruments in accumulated other comprehensive income of $17.4 million during the three months ended March 31, 2024, and an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $9.5 million during the three months ended March 31, 2023.

There was a loss of $3.5 million reclassified from accumulated other comprehensive loss into the consolidated statements of income during the three months ended March 31, 2024 from the Company’s fair value or cash flow hedged derivative financial instruments, and a loss of $0.5 million reclassified during the comparable 2023 period.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Three Months Ended March 31,
		2024	2023
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$0.1	$0.1
The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income. The Company had no material swap fee revenues for the three months ended March 31, 2024 and March 31, 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	March 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap contracts	$44.1	$—	$44.1	$—	$32.5	$11.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	44.2	—	44.2	—	32.5	11.7
Total assets	$44.2	$—	$44.2	$—	$32.5	$11.7
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$156.6	$—	$156.6	$—	$—	$156.6
Total derivatives	156.6	—	156.6	—	—	156.6
Repurchase agreements	794.2	—	794.2	—	794.2	—
Total liabilities	$950.8	$—	$950.8	$—	$794.2	$156.6

	December 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap contracts	$37.3	$—	$37.3	$—	$32.7	$4.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	37.4	—	37.4	—	32.7	4.7
Total assets	$37.4	$—	$37.4	$—	$32.7	$4.7

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$127.1	$—	$127.1	$—	$—	$127.1
Risk participation agreements	0.1	—	0.1	—	—	0.1
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	127.3	—	127.3	—	—	127.3
Repurchase agreements	782.7	—	782.7	—	782.7	—
Total liabilities	$910.0	$—	$910.0	$—	$782.7	$127.3
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.
As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.1 million related to these agreements. As of March 31, 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has $0.2 million posted excess collateral. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at their termination value.
(7)    Long-Term Debt and Other Borrowed Funds
A summary of long-term debt follows:

	March 31, 2024	December 31, 2023
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$99.1	$99.0
Subsidiaries:
Average rate of 4.72% FHLB borrowings maturing in July 2025	250.0	—
8.00% finance lease obligation with term ending October 31, 2029	0.8	0.9
1.00% note payable maturing December 31, 2041, interest only payable quarterly until September 30, 2024 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
Total long-term debt	$370.8	$120.8
In addition to the long-term debt instruments noted above, at March 31, 2024, the Company had other borrowed funds totaling $2,342.0 million of outstanding BTFP and FHLB fixed rate borrowings with tenors of up to twelve-months at an average rate of 5.03%, as compared to $2,603.0 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 5.52% at December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had no other material outstanding borrowings classified as other borrowed funds.
At March 31, 2024, the Company has remaining available lines of credit with the FHLB of approximately $4,416.7 million, subject to collateral availability. The borrowings are collateralized by certain loans and securities with an advance equivalent collateral value of $6,008.7 million.
The following table presents outstanding FHLB and BTFP borrowings by maturity buckets for the dates indicated:

As of March 31, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52%	$592.0
Fixed rate borrowings with tenors of twelve-months	4.86	1,750.0
		$2,342.0

As of December 31, 2023	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52%	$2,603.0
		$2,603.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(8)    Capital Stock
On May 24, 2023, the Company’s shareholders approved the proposed change of the Company’s state of incorporation from Montana to Delaware. As a result, each outstanding share of the then Company’s Class A common stock became an outstanding share of common stock of the Company and each outstanding option, warrant or other right to acquire shares of the Company’s previously designated Class A common stock became an outstanding option, warrant or other right to acquire shares of common stock of the Company.
As of March 31, 2024, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which, 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,571,623 shares and 103,941,626 shares of common stock outstanding as of March 31, 2024 and December 31, 2023, respectively, and no shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, the Company does not have a stock repurchase program in place. Stock repurchases during the three months ended March 31, 2024 and 2023, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income	$58.4	$56.3
Weighted average common shares outstanding for basic earnings per share computation	102,844,397	103,737,664
Dilutive effects of stock-based compensation	195,637	81,055
Weighted average common shares outstanding for diluted earnings per common share computation	103,040,034	103,818,719

Basic earnings per common share	$0.57	$0.54
Diluted earnings per common share	$0.57	$0.54

Anti-dilutive unvested time restricted stock	49,574	132,410
The Company had 801,061 and 330,408 shares of unvested restricted stock as of March 31, 2024 and 2023, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(10)    Regulatory Capital
As of March 31, 2024 and December 31, 2023, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2024 and December 31, 2023 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,956.5	13.64%	$1,734.2	8.00%	$2,276.2	10.50%	$2,167.8	10.00%
FIB	2,678.2	12.38	1,731.1	8.00	2,272.0	10.50	2,163.8	10.00
Tier 1 risk-based capital:
Consolidated	2,464.1	11.37	1,300.7	6.00	1,842.6	8.50	1,734.2	8.00
FIB	2,443.3	11.29	1,298.3	6.00	1,839.3	8.50	1,731.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,464.1	11.37	975.5	4.50	1,517.5	7.00	1,409.1	6.50
FIB	2,443.3	11.29	973.7	4.50	1,514.7	7.00	1,406.5	6.50
Leverage capital ratio:
Consolidated	2,464.1	8.28	1,190.2	4.00	1,190.2	4.00	1,487.8	5.00
FIB	2,443.3	8.22	1,188.6	4.00	1,188.6	4.00	1,485.8	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,941.1	13.28%	$1,771.6	8.00%	$2,325.2	10.50%	$2,214.5	10.00%
FIB	2,662.0	12.04	1,768.3	8.00	2,320.8	10.50	2,210.3	10.00
Tier 1 risk-based capital:
Consolidated	2,454.4	11.08	1,328.7	6.00	1,882.3	8.50	1,771.6	8.00
FIB	2,433.0	11.01	1,326.2	6.00	1,878.8	8.50	1,768.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,454.4	11.08	996.5	4.50	1,550.1	7.00	1,439.4	6.50
FIB	2,433.0	11.01	994.6	4.50	1,547.2	7.00	1,436.7	6.50
Leverage capital ratio:
Consolidated	2,454.4	8.22	1,193.9	4.00	1,193.9	4.00	1,492.3	5.00
FIB	2,433.0	8.16	1,192.2	4.00	1,192.2	4.00	1,490.2	5.00
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of CECL on January 1, 2020, the Company recognized an after-tax cumulative effect on retained earnings with a reduction totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative effects on regulatory capital for an additional two years. This rule allows an institution to defer incorporating the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted transition relief over the permissible five-year period.
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
As of March 31, 2024, the Company had commitments under construction contracts of $4.2 million.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.8 million of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2024.
(12)    Financial Instruments with Off-Balance Sheet Risk
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$18.4	$16.2
Provision for credit loss expense	(3.0)	1.6
Ending balance	$15.4	$17.8

	March 31, 2024	December 31, 2023
Unused credit card lines	$826.9	$814.0
Commitments to extend credit	3,761.0	4,069.2
Standby letters of credit	97.6	97.1
(13)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Investment securities available-for sale:
Change in net unrealized (losses) gains during the period	$(26.4)	$78.2	$(6.6)	$19.6	$(19.8)	$58.6
Reclassification adjustment for net losses included in income	—	23.4	—	5.8	—	17.6
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(7.2)	—	(1.8)	—	(5.4)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.2)	(0.4)	—	(0.1)	(0.2)	(0.3)
Change in unrealized (gains) losses on derivatives	(13.9)	10.0	(3.5)	2.5	(10.4)	7.5
Total other comprehensive (loss) income	$(40.5)	$104.0	$(10.1)	$26.0	$(30.4)	$78.0

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2024	December 31, 2023
Net unrealized loss on investment securities available-for-sale	$(369.9)	$(350.1)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.7)	(5.6)
Net unrealized loss on derivatives	(11.3)	(0.8)
Net accumulated other comprehensive loss	$(386.9)	$(356.5)
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2024 and 2023.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three months ended March 31, 2024 and 2023.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$222.4	$—	$222.4	$—
State, county, and municipal securities	216.2	—	216.2	—
Obligations of U.S. government agencies	162.5	—	162.5	—
U.S. agency commercial mortgage-backed securities	1,119.8	—	1,119.8	—
U.S. agency residential mortgage-backed securities	1,324.0	—	1,324.0	—
Collateralized mortgage obligations	1,170.1	—	1,170.1	—
Private mortgage-backed securities	205.0	—	205.0	—
Collateralized loan obligations	1,116.4	—	1,116.4	—
Corporate securities	236.9	—	236.9	—
Loans held for sale	3.2	—	3.2	—
Derivative assets:
Interest rate swap contracts	44.1	—	44.1	—
Interest rate lock commitments	0.1	—	0.1	—
Derivative liabilities:
Interest rate collars	4.5	—	4.5	—
Interest rate swap contracts	152.1	—	152.1	—
Deferred compensation plan assets	19.9	—	19.9	—
Deferred compensation plan liabilities	19.9	—	19.9	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$224.7	$—	$224.7	$—
State, county and municipal securities	219.8	—	219.8	—
Obligations of U.S. government agencies	168.5	—	168.5	—
U.S. agency commercial mortgage-backed securities	1,105.6	—	1,105.6	—
U.S. agency residential mortgage-backed securities	1,366.9	—	1,366.9	—
Collateralized mortgage obligations	1,189.5	—	1,189.5	—
Private mortgage-backed securities	210.4	—	210.4	—
Collateralized loan obligations	1,119.7	—	1,119.7	—
Corporate securities	236.4	—	236.4	—
Loans held for sale	0.5	—	0.5	—
Derivative assets:
Interest rate swap contracts	37.3	—	37.3	—
Forward loan sales contracts	0.1	—	0.1	—
Derivative liabilities
Interest rate collars	3.6	—	3.6	—
Interest rate swap contracts	123.5	—	123.5	—
Risk participation agreements	0.1	—	0.1	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	19.2	—	19.2	—
Deferred compensation plan liabilities	19.2	—	19.2	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$116.4	$—	$—	$116.4
Loans held for sale	19.5	—	—	19.5
Other real estate owned	14.4	—	—	14.4
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$52.6	$—	$—	$52.6
Loans held for sale	46.9	—	—	46.9
Other real estate owned	16.5	—	—	16.5
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2024 and December 31, 2023, the Company had collateral-dependent loans with a carrying and fair value of $116.4 million and $52.6 million, respectively.
Loans Held for Sale. Fair value measurements for non-residential mortgage loans held for sale are derived from valuations, appraisals, and quotes or bids from third party investors. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the allowance for credit losses. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified. The Company had $2.1 million and $0.1 million of write downs on OREO properties during the three months ended March 31, 2024 and 2023, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2024 and December 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.0 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	March 31, 2024	December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$116.4	$52.6	Appraisal	Appraisal adjustment	0%	-	100%	(30%)
Loans held for sale	19.5	46.9	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0	-	27	(24)
Other real estate owned	14.4	16.5	Appraisal	Appraisal adjustment	17	-	47	(41)
Long-lived assets to be disposed of by sale	1.0	1.0	Appraisal	Appraisal adjustment	0	-	0	0
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$635.0	$635.0	$635.0	$—	$—
Investment debt securities available-for-sale	5,773.3	5,773.3	—	5,773.3	—
Investment debt securities held-to-maturity	2,852.8	2,497.8	—	2,497.8	—
Accrued interest receivable	125.5	125.5	—	125.5	—
Mortgage servicing rights, net	27.6	40.0	—	40.0	—
Loans held for sale	22.7	22.7	—	3.2	19.5
Net loans held for investment	17,975.1	17,357.4	—	17,241.0	116.4
Derivative assets	44.2	44.2	—	44.2	—
Deferred compensation plan assets	19.9	19.9	—	19.9	—
Total financial assets	$27,476.1	$26,515.8	$635.0	$25,744.9	$135.9

Financial liabilities:
Total deposits, excluding time deposits	$19,876.1	$19,876.1	$19,876.1	$—	$—
Time deposits	2,933.9	2,906.3	—	2,906.3	—
Securities sold under repurchase agreements	794.2	794.2	—	794.2	—
Other borrowed funds	2,342.0	2,342.0	—	2,342.0	—
Accrued interest payable	53.6	53.6	—	53.6	—
Long-term debt	370.8	367.9	—	367.9	—
Subordinated debentures held by subsidiary trusts	163.1	154.6	—	154.6	—
Derivative liabilities	156.6	156.6	—	156.6	—
Deferred compensation plan liabilities	19.9	19.9	—	19.9	—
Total financial liabilities	$26,710.2	$26,671.2	$19,876.1	$6,795.1	$—

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

(15)    Recent Authoritative Accounting Guidance
ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method that permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand certain information about its investments that generate income tax credits and other income tax benefits from a tax credit program. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Amendments in this ASU became effective for the Company on January 1, 2024. The Company elected the modified retrospective approach for qualifying New Market Tax Credits and adjusted beginning retained earnings by an increase of $1.2 million related to the previously recorded deferred taxes. Prospectively, both the amortization of the investment in Low Income Housing Tax Credits and the New Market Tax Credits will be recorded net within income tax expense.

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
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. We currently have one reportable operating segment, Community Banking. This ASU will not impact our consolidated financial statements and will have minimal impact to our disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.
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
(16)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On April 23, 2024, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on May 16, 2024 to shareholders of record as of May 6, 2024.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2023, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with GAAP, this document contains GAAP financial measures and non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. The Company’s management believes that the non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

Fully-Taxable Equivalent Basis. The Company adjusts its net interest income to include its FTE interest income and exclude purchase accounting interest accretion on acquired loans. Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Net interest margin (FTE) is calculated as annualized net interest income on a FTE basis divided by adjusted average earning assets. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. These measures are considered standard measures of comparison within the banking industry. We encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure. See Non-GAAP Financial Measures included herein for a reconciliation to the most directly comparable GAAP financial measures.
Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results.
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 304 banking offices, including branches and detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions with and for individuals, businesses, governmental units, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments.
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
Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain, Pacific Northwest, Midwest, and Southwest regions, in large part due to our acquisition activity. As part of our normal course of business, we continue to evaluate bank acquisitions and other strategic opportunities on an on-going basis.
The Company has ample liquidity and the capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of March 31, 2024. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve. As of March 31, 2024, our FDIC insured deposits consisted of 66.0% of total deposits, including accounts eligible for pass-through insurance.

During the first quarter of 2023, the Federal Reserve Bank (“FRB”) offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offered loans of up to one-year to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par for pledging purposes. In January 2024, the Company accessed borrowings through the BTFP totaling $1.0 billion which the Company used to pay down FHLB advances. Additionally, the Company extended $1.0 billion of existing FHLB advances to terms of 12 to 18 months. Together, this repositioning of our borrowings allowed the Company to reduce its overall borrowing costs.
As of April 30, 2024, the Bank had available borrowing capacity of $4.0 billion with the FHLB and $1.2 billion with the FRB based on pledged investment securities and loan collateral.
U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, decreasing to 3.0% in June 2023, with a modest increase to 3.5% in March 2024. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. However, inflation may have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans or maintain deposits.
The Federal Reserve stated its current objective is to return the rate of inflation to 2% and it has been aggressively acting to achieve this goal. In response to sustained inflationary pressures, the Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 26, 2023. With general inflationary pressures easing, the Federal Reserve has paused activity with the short-term interest rates since July 2023 and has not yet provided definitive guidance on any further increases or decreases of short-term interest rates.
The Company’s quarterly yield on interest earning assets increased to 4.74% as of March 31, 2024 from 4.69% as of December 31, 2023, and 4.43% as of March 31, 2023.
Increases in short-term interest rates have also impacted the Company’s cost of funds, primarily as a result of the shift of non-interest-bearing deposits into higher-cost interest-bearing and time deposit balances and variable rate debt. The Company’s cost of funds increased to 1.87% during the three months ended March 31, 2024, from 1.72% during the three months ended December 31, 2023, and 1.10% during the three months ended March 31, 2023. Overall, the change in the mix and cost of funds has offset the changes in the mix and yield on earning assets, resulting in compression of the Company’s net interest margin to 2.91% during the three months ended March 31, 2024, from 2.99% during the three months ended December 31, 2023, and 3.33% during the three months ended March 31, 2023. The Company’s FTE net interest margin decreased to 2.93% during the three months ended March 31, 2024, from 3.01% during the three months ended December 31, 2023, and 3.36% during the three months ended March 31, 2023.
While gross domestic product has expanded at or above 2.0% from the second quarter of 2022 through the fourth quarter of 2023, it is unclear whether the volatility of 2020 through 2022 in the economic performance of the U.S. economy will re-emerge leading to an economic slowdown, downturn, or recession or whether its regular pattern of growth will continue. Any economic slowdown, downturn, or recession could impact the Company and one of its primary lending sources, by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate our financial condition and our results of operations. We monitor and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels as well as the financial condition and performance of comparable banking institutions in our region and nationally.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information, “Item 1A – Risk Factors” for an update of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as referenced in Note 1 to the unaudited financial statements in this quarterly report. There have been no material changes in our critical accounting estimates and policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, during the quarterly period covered by this quarterly report.
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
Net Income
Net income increased $2.1 million to $58.4 million, or $0.57 per share, during the three months ended March 31, 2024, as compared to net income of $56.3 million, or $0.54 per share, for the same period in 2023. The increase during the quarter ended March 31, 2024 when compared to the same period in 2023 was primarily attributable to an increase in non-interest income as a result of a $23.4 million loss on the disposition of available-for-sale investment securities during the 2023 period. This increase was partially offset by lower net interest income as a result of higher interest expense on deposits and other borrowed funds.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2024			March 31, 2023
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest-earning assets:
Loans (1)	$18,289.2	$253.6	5.58%	$18,273.6	$237.2	5.26%
Investment securities:
Taxable	8,726.3	64.5	2.97	9,983.4	72.2	2.93
Tax-exempt	189.0	0.9	1.92	225.4	1.1	1.98
Investment in FHLB and FRB stock	198.3	3.3	6.69	210.5	3.0	5.78
Interest-bearing deposits in banks	296.7	4.1	5.56	365.7	4.2	4.66
Federal funds sold	0.1	—	—	0.8	—	—
Total interest-earning assets	$27,699.6	$326.4	4.74%	$29,059.4	$317.7	4.43%
Non-interest-earning assets	2,825.6			2,951.5
Total assets	$30,525.2			$32,010.9
Interest-bearing liabilities:
Demand deposits	$6,150.2	$12.9	0.84%	$6,973.4	$8.7	0.51%
Savings deposits	7,781.8	39.1	2.02	8,406.9	22.8	1.10
Time deposits	2,972.3	27.1	3.67	2,055.3	8.8	1.74
Repurchase agreements	802.1	2.3	1.15	1,005.8	1.1	0.44
Other borrowed funds	2,771.9	35.6	5.17	2,615.2	31.2	4.84
Long-term debt	356.8	4.3	4.85	120.8	1.5	5.04
Subordinated debentures held by subsidiary trusts	163.1	3.3	8.14	163.1	2.9	7.21
Total interest-bearing liabilities	$20,998.2	$124.6	2.39%	$21,340.5	$77.0	1.46%
Non-interest-bearing deposits	5,832.2			7,064.9
Other non-interest-bearing liabilities	466.4			458.5
Stockholders’ equity	3,228.4			3,147.0
Total liabilities and stockholders’ equity	$30,525.2			$32,010.9
Net FTE interest income (non-GAAP)(3)		$201.8			$240.7
Less FTE adjustments(2)		(1.7)			(1.8)
Net interest income from consolidated statements of income		$200.1			$238.9
Interest rate spread			2.35%			2.97%
Net interest margin			2.91			3.33
Net FTE interest margin (non-GAAP)(3)			2.93			3.36
Cost of funds, including non-interest-bearing demand deposits (4)			1.87			1.10

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 21.00% tax rate.
(3) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. Net FTE interest income and net FTE interest margin are non-GAAP financial measure. See Non-GAAP Financial Measures included herein for a reconciliation to the most directly comparable GAAP financial measures.

(4) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.
(5) Dividends on FHLB and FRB stock.

Net interest income decreased $38.8 million during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense resulting from higher costs of interest-bearing liabilities.
Net interest income included interest accretion related to the fair valuation of acquired loans of $6.5 million during the three months ended March 31, 2024, compared to interest accretion of $5.2 million during the three months ended March 31, 2023.
Our net interest margin ratio decreased 42 basis points to 2.91% for the three months ended March 31, 2024, as compared to 3.33% for the same period in 2023 and our net FTE interest margin ratio, a non-GAAP financial measure, decreased 43 basis points for the three months ended March 31, 2024, as compared to the same period in 2023. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 45 basis points to 2.84% during the three months ended March 31, 2024, as compared to 3.29% for the same period in 2023. The decreases in net interest margin ratio were primarily a result of higher interest bearing deposit and borrowing costs and a less favorable funding mix, which were partially offset by loan yield expansion and modestly favorable change in the mix of earning assets.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three months ended March 31, 2024 and 2023. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
	Volume	Rate(2)	Net
Interest earning assets:
Loans (1)	$0.2	$16.2	$16.4
Investment securities (1)	(9.4)	1.5	(7.9)
Investment in FHLB and FRB stock	(0.2)	0.5	0.3
Interest bearing deposits in banks	(0.8)	0.7	(0.1)
Total change	(10.2)	18.9	8.7
Interest bearing liabilities:
Demand deposits	(1.0)	5.2	4.2
Savings deposits	(1.7)	18.0	16.3
Time deposits	4.0	14.3	18.3
Repurchase agreements	(0.2)	1.4	1.2
Other borrowed funds	1.9	2.5	4.4
Long-term debt	3.0	(0.2)	2.8
Subordinated debentures held by subsidiary trusts	—	0.4	0.4
Total change	6.0	41.6	47.6
Decrease in FTE net interest income (1)	$(16.2)	$(22.7)	$(38.9)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliation
The table below provides a reconciliation of the GAAP measure of net interest margin to the non-GAAP measure of net FTE interest margin.

		Three Months Ended
(In millions, except % and per share data)		Mar 31, 2024	Mar 31, 2023
Net interest income	(A)	$200.1	$238.9
FTE interest income		1.7	1.8
Net FTE interest income	(B)	201.8	240.7
Less purchase accounting accretion		6.5	5.2
Adjusted net FTE interest income	(C)	195.3	235.5

Average interest-earning assets	(D)	$27,699.6	$29,059.4

Net interest margin (GAAP)	(A) / (D)	2.91	3.33
Net interest margin (FTE) (Non-GAAP)	(B) / (D)	2.93	3.36
Adjusted net interest margin (FTE) (Non-GAAP)	(C) / (D)	2.84	3.29
Provision for Credit Losses
The Company had a $5.3 million provision for credit losses during the three months ended March 31, 2024, as compared to $15.2 million during same period in 2023. The provision incorporated the impact of net charge-offs of $8.4 million, or an annualized 0.18% of average loans outstanding during the three months ended March 31, 2024, as compared to $6.2 million, or an annualized 0.14%, during the same period in 2023. Net loan charge-offs in the first quarter of 2024 were composed of charge-offs of $11.0 million and recoveries of $2.6 million.
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
Non-Interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the periods indicated:

Non-Interest Income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2024	2023
Payment services revenues	$18.4	$18.7	$(0.3)	(1.6)%
Mortgage banking revenues	1.7	2.3	(0.6)	(26.1)
Wealth management revenues	9.2	9.0	0.2	2.2
Service charges on deposit accounts	6.0	5.2	0.8	15.4
Other service charges, commissions and fees	2.2	2.4	(0.2)	(8.3)
Investment securities losses, net	—	(23.4)	23.4	(100.0)
Other income	4.6	2.2	2.4	109.1
Total non-interest income	$42.1	$16.4	$25.7	156.7
Total non-interest income increased $25.7 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily the result of the realized loss of $23.4 million on the disposition of available-for-sale investment securities and a $1.9 million loss related to the fair value of loans held for sale recognized through other income during the three months ended March 31, 2023.
Non-Interest Expense
Non-interest expense decreased $5.6 million during the three months ended March 31, 2024 compared to the same period in 2023 driven by a lower employee benefits and other expenses which were partially offset by increases in professional fees, OREO expenses, and FDIC insurance premiums.

The following table presents the composition of our non-interest expense as of the periods indicated:

Non-Interest Expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2024	2023
Salaries and wages	$65.2	$65.6	$(0.4)	(0.6)%
Employee benefits	19.3	22.8	(3.5)	(15.4)
Outsourced technology services	13.6	14.7	(1.1)	(7.5)
Occupancy, net	12.3	12.5	(0.2)	(1.6)
Furniture and equipment	5.0	5.9	(0.9)	(15.3)
OREO expense, net of income	2.0	0.2	1.8	900.0
Professional fees	6.8	4.5	2.3	51.1
FDIC insurance premiums	7.4	5.7	1.7	29.8
Other intangibles amortization	3.7	4.0	(0.3)	(7.5)
Other expenses	24.9	29.9	(5.0)	(16.7)
Total non-interest expense	$160.2	$165.8	$(5.6)	(3.4)
Employee benefits expense decreased $3.5 million during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to lower health insurance costs of $2.1 million and lower payroll taxes of $1.8 million, partially offset by higher long-term incentive accruals of $0.6 million.
Outsourced technology services expense decreased $1.1 million during the three months ended March 31, 2024, as compared to the same period in 2023 primarily due to a decrease in software maintenance costs.
Other real estate owned expenses increased $1.8 million during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to valuation write-downs of two other real estate owned properties.
Professional fees increased $2.3 million during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in audit fees related to certain control deficiencies and higher fees related to a change in audit firm, along with consulting services related to process improvements.
FDIC insurance premiums increased $1.7 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily resulting from a $1.5 million special assessment accrual recorded during the three months ended March 31, 2024.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $5.0 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily resulting from decreases in fraud losses, travel costs, and heightened awareness of our cost saving initiatives.
Income Tax Expense
Our effective tax rate was 23.9% for the three months ended March 31, 2024 compared to 24.2% for the three months ended March 31, 2023.
Financial Condition
Total Assets
Total assets decreased $526.4 million, or 1.7%, to $30,144.8 million as of March 31, 2024, from $30,671.2 million as of December 31, 2023, primarily due to decreases in investment securities and loans. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.

Investment Securities
We manage our investment portfolio primarily as a source of liquidity. In doing so, we seek to obtain the highest risk adjusted return within our risk tolerance and liquidity guidelines, while satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, collateralized loan obligations, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities decreased $423.3 million, or 4.7%, to $8,626.1 million, or 28.6% of total assets, as of March 31, 2024, from $9,049.4 million, or 29.5% of total assets, as of December 31, 2023. The decrease was primarily resulting from normal pay-downs and maturities and $26.4 million decline in fair market values, partially offset by $77.2 million of reinvestment into investment securities.
As of March 31, 2024 and December 31, 2023, the estimated duration of our investment portfolio was 3.6 years.
As of March 31, 2024 and December 31, 2023, we had $7,024.8 million and $8,284.5 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. At March 31, 2024 and December 31, 2023, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $0.8 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $76.8 million as of March 31, 2024 as compared to December 31, 2023, primarily due to seasonal pay downs in agricultural loans.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	March 31, 2024	December 31, 2023	$ Change	% Change
Real estate:
Commercial	$9,060.4	$8,869.2	$191.2	2.2%
Construction	1,609.2	1,826.5	(217.3)	(11.9)
Residential	2,258.4	2,244.3	14.1	0.6
Agricultural	719.7	716.8	2.9	0.4
Total real estate	13,647.7	13,656.8	(9.1)	(0.1)
Consumer:
Indirect	739.9	740.9	(1.0)	(0.1)
Direct and advance lines	136.7	141.6	(4.9)	(3.5)
Credit card	72.6	76.5	(3.9)	(5.1)
Total consumer	949.2	959.0	(9.8)	(1.0)
Commercial	2,922.2	2,906.8	15.4	0.5
Agricultural	696.0	769.4	(73.4)	(9.5)
Other, including overdrafts	0.2	0.1	0.1	100.0
Deferred loan fees and costs	(12.5)	(12.5)	—	—
Loans held for investment, net of deferred loan fees and costs	$18,202.8	$18,279.6	$(76.8)	(0.4)%

Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $65.6 million, or 61.7%, to $172.0 million, as of March 31, 2024, from $106.4 million as of December 31, 2023, primarily driven by a loan downgrade related to a single $54.4 million commercial and industrial loan relationship. As of March 31, 2024 there were approximately $52.8 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $3.0 million as of March 31, 2024, a decrease of $1.9 million, or 38.8%, from $4.9 million as of December 31, 2023.
Other Real Estate Owned (“OREO”). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $2.1 million, or 12.7%, to $14.4 million as of March 31, 2024, from $16.5 million as of December 31, 2023 resulting from valuation write-downs of two specific OREO properties.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	March 31, 2024	March 31, 2023
Non-performing loans:
Non-accrual loans	$172.0	$80.8
Accruing loans past due 90 days or more	3.0	4.5
Total non-performing loans	175.0	85.3
OREO	14.4	13.4
Total non-performing assets	$189.4	$98.7
Non-accrual loans to loans held for investment	0.94%	0.44%
Non-performing loans to loans held for investment	0.96	0.47
Non-performing assets to loans held for investment and OREO	1.04	0.54
Non-performing assets to total assets	0.63	0.31
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2024	Percent of Total	December 31, 2023	Percent of Total
Real estate:
Commercial	$37.0	21.1%	$28.2	25.3%
Construction	16.4	9.4	17.2	15.5
Residential	13.4	7.7	11.3	10.2
Agricultural	4.9	2.8	5.4	4.8
Total real estate	71.7	41.0	62.1	55.8
Consumer	4.9	2.8	4.0	3.6
Commercial	68.4	39.1	11.8	10.6
Agricultural	30.0	17.1	33.4	30.0
Total non-performing loans	$175.0	100.0%	$111.3	100.0%

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
Our allowance for credit losses was $227.7 million, or 1.25% of loans held for investment as of March 31, 2024 compared to $227.7 million, or 1.25% of loans held for investment, as of December 31, 2023. The Company’s allowance for off-balance sheet credit losses was $15.4 million as of March 31, 2024, compared to $18.4 million as of December 31, 2023, due to a decline in off-balance sheet commitments.
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

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023

Beginning balance	$227.7	$226.7	$224.6	$226.1	$220.1
Provision for credit losses	8.4	5.8	3.2	9.9	12.2
Charge offs:
Real estate
Commercial	2.9	1.3	1.7	0.3	4.3
Construction	0.1	0.6	—	9.7	—
Residential	0.2	—	0.1	—	0.5
Consumer	3.8	3.6	3.7	3.3	3.4
Commercial	4.0	1.2	0.7	0.8	0.7
Total charge-offs	11.0	6.7	6.2	14.1	8.9
Recoveries:
Real estate
Commercial	0.6	0.1	3.4	0.6	0.1
Construction	—	0.1	—	—	—
Residential	—	—	0.1	—	—
Agricultural	0.1	—	—	0.2	0.1
Consumer	1.0	1.0	1.1	1.4	1.2
Commercial	0.6	0.7	0.5	0.4	1.0
Agricultural	0.3	—	—	0.1	0.3
Total recoveries	2.6	1.9	5.1	2.7	2.7
Net charge-offs	8.4	4.8	1.1	11.4	6.2
Ending balance	$227.7	$227.7	$226.7	$224.6	$226.1

Allowance for off-balance sheet credit losses:
Beginning balance	$18.4	$18.8	$20.8	$17.8	$16.2
(Reversal of) provision for credit losses	(3.0)	(0.4)	(2.0)	3.0	1.6
Ending balance	$15.4	$18.4	$18.8	$20.8	$17.8

Allowance for credit losses on investment securities:
Beginning balance	$0.8	$0.8	$2.1	$3.3	$1.9
(Reversal of) provision for investment securities	(0.1)	—	(1.3)	(1.2)	1.4
Ending balance	$0.7	$0.8	$0.8	$2.1	$3.3

Total allowance for credit losses	$243.8	$246.9	$246.3	$247.5	$247.2
Total (reversal of) provision for credit losses	5.3	5.4	(0.1)	11.7	15.2
Loans held for investment, net of deferred fees and costs	18,202.8	18,279.6	18,213.3	18,263.4	18,245.7
Average loans	18,289.2	18,255.9	18,317.4	18,351.5	18,273.6
Net loans charged-off to average loans, annualized	0.18%	0.10%	0.02%	0.25%	0.14%
Allowance to non-accrual loans	132.38	214.00	278.50	260.86	279.83
Allowance to loans held for investment	1.25	1.25	1.24	1.23	1.24

Total Liabilities
Total liabilities decreased $508.6 million, or 1.9%, to $26,935.1 million as of March 31, 2024, from $27,443.7 million as of December 31, 2023, primarily due to decreases in deposits and other borrowed funds, partially offset by an increase in long-term debt. Significant fluctuations in liability accounts are discussed below.

Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $513.1 million, or 2.2%, to $22,810.0 million as of March 31, 2024, from $23,323.1 million as of December 31, 2023, with decreases in all categories except for savings deposits and time deposits ($250 and over). Included in the decline was $185.0 million of high-cost, government entity deposits the Company allowed to leave the balance sheet.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2024	Percent of Total	December 31, 2023	Percent of Total
Non-interest-bearing demand	$5,900.3	25.9%	$6,029.6	25.9%
Interest bearing:
Demand	6,103.6	26.8	6,507.8	27.9
Savings	7,872.2	34.5	7,775.8	33.3
Time, $250k and over	819.3	3.5	811.6	3.5
Time, other (1)	2,114.6	9.3	2,198.3	9.4
Total interest-bearing	16,909.7	74.1	17,293.5	74.1
Total deposits	$22,810.0	100.0%	$23,323.1	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $24.7 million and $26.6 million as of March 31, 2024 and December 31, 2023, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at March 31, 2024 was $7.9 billion, or 34.6% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Other Borrowed Funds
Other borrowed funds is comprised of FHLB and BTFP variable-rate, overnight, and fixed-rate borrowings with contractual tenors of up to one year. Other borrowed funds decreased $261.0 million, or 10.0%, to $2,342.0 million as of March 31, 2024 from $2,603.0 million as of December 31, 2023, as a result of adjusting the funding mix between other borrowed funds and long-term debt.
Long-Term Debt
Long-term debt increased $250.0 million, or 207.0%, to $370.8 million as of March 31, 2024 from $120.8 million as of December 31, 2023, as a result of 18-month FHLB borrowings during the first quarter of 2024.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $17.8 million, or 0.6%, to $3,209.7 million as of March 31, 2024, from $3,227.5 million as of December 31, 2023, due to an increase to the unrealized losses on available-for-sale securities through other comprehensive income, by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and by cash dividends paid, the majority of which was offset by the retention of earnings.
On April 23, 2024, the Company’s board of directors declared a dividend of $0.47 per common share, payable on May 16, 2024, to common stockholders of record as of May 6, 2024. The dividend equates to a 6.9% annual yield based on the $27.30 average closing pricing of the Company’s common stock during the first quarter of 2024.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2024 and December 31, 2023, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the three months ended March 31, 2024, net cash provided by operating activities was $87.6 million, net cash provided by investing activities was $531.9 million and net cash used in financing activities was $562.5 million. Major uses of cash were $513.1 million in outflows of deposits and $261.0 million in repayment of other borrowed funds. Major sources of cash included $250.0 million of advances in long-term debt and $474.0 million in repayment of loans at maturity, exercise of call options, principal pay downs, and sales of investment securities. Total cash and cash equivalents were $635.0 million as of March 31, 2024, compared to $578.0 million as of December 31, 2023. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “Financial Condition – Deposits,” included in Part I – Financial Information, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The Company continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We are not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, we are not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us. The Bank satisfies incremental liquidity needs with either liquid assets or external funding sources. Available liquidity includes cash, FHLB advances and FRB borrowings through the discount window. The Bank has pledged its investment securities portfolio to access wholesale funding as needed and does not intend to sell or restructure securities at this time.
Through the Bank’s relationship with the FHLB, the Bank owns $82.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB. As of March 31, 2024, the Bank had FHLB borrowings of $1,342.0 million with original tenors of one-year or less and $250.0 million with original tenors of greater than one-year. The Bank’s remaining borrowing capacity with the FHLB was $4,416.7 million as of March 31, 2024.
The Bank had a $1.0 billion advance through the BTFP as of March 31, 2024. As of March 31, 2024, the Bank’s borrowing capacity at the Federal Reserve Discount Window was $1.3 billion.
Recent Accounting Pronouncements
See “Note – Recent Authoritative Accounting Guidance” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding such forward-looking information.
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
The ability to optimize net interest income is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 30% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 50% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at March 31, 2024 project that interest-bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	March 31, 2024
+200	(4.41)%
+100	(2.14)
-100	5.22
-200	7.86

The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
The Company uses financial derivative instruments for management of interest rate sensitivity. In August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the collar index falls below a floor rate on a rate reset during the term of the collar and when the collar index exceeds the cap rate on a rate reset during the term of the collar without exchange of the underlying notional amount. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company when they become effective. As of March 31, 2024, $900.0 million of the cash flow hedges were effective with the remaining $250.0 million becoming effective in April 2024.

Item 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria and guidelines established in the Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management determined that the Company’s internal control over financial reporting was not effective as of March 31, 2024 due to the un-remediated material weaknesses in internal control over financial reporting related to the aggregated controls over the establishment of new deposit accounts, segregation of duties over the establishment of new loan accounts and the maintenance of loan and deposit accounts, and certain information technology general controls specific to logical access and change management, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Prior to the filing of this Quarterly Report on Form 10-Q (this “Form 10-Q”), we completed procedures for the quarter ended March 31, 2024. Based on these procedures, management believes that our Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with GAAP. For additional information, please refer to Part II - Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Remediation
Management is in process of implementing measures designed to ensure that the aggregated control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The following remediation actions have been completed: (i) the inclusion of all relevant fields to financial reporting within the scope of the new deposit account quality assurance review, (ii) revision of the sampling procedures for the new deposit account quality assurance review to achieve additional precision and document the rationale for the scope of the sampling approach based on acceptable exception rates, (iii) removal of the ability of an employee to edit relevant ‘keyword’ fields in the workflow system, which was a vulnerability in the segregation of duties configuration, and (iv) review of the workflow system logs, which commenced during 2023, to identify any potential instances of unauthorized changes to keywords and investigate instances of segregation of duties violations, if any, related to deposit account maintenance and loan boarding and maintenance activity. We validated that no unauthorized changes or violations occurred. Additional remediation actions will include: (i) implementation of a quality assurance process to add another layer of control prior to the finalization of each period's user access review(s) and enhancement of written procedures for obtaining complete and accurate populations of user access reviews for each system with a manual population, (ii) modification of the timing of annual user access reviews, (iii) enhancement of segregation of duties in change management by migrating to an automated alternate cloud solution, (iv) identification of data transfers between systems specifically impacting the Company’s internal control over financial reporting, which began in 2023, and (v) enhancement of logging and monitoring activities to demonstrate the effective execution of the data transfers control. We believe that as certain identified actions are implemented, we will be able to remediate the aggregation of control deficiencies that resulted in a material weaknesses. The material weaknesses will not be considered remediated; however, until the identified controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of the aggregated control deficiencies that resulted in a material weakness will be completed during 2024.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 during the period covered by this quarterly report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2024.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2024.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 1, 2024 to January 31, 2024	24	$27.65	—	—
February 1, 2024 to February 29, 2024	945	26.35	—	—
March 1, 2024 to March 31, 2024	42,721	25.22	—	—
Total	43,690	$25.25	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 and 2023 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 3, 2024	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	May 3, 2024	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer