Form 10-Q
period 2024-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2024-08-02
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

July 31, 2024 – Common stock	104,548,149

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$390.2	$378.2
Interest-bearing deposits in banks	568.2	199.7
Federal funds sold	0.1	0.1
Total cash and cash equivalents	958.5	578.0
Investment securities:
Available-for-sale, at fair value	5,603.1	5,841.5
Held-to-maturity (estimated fair values of $2,440.4 at June 30, 2024 and $2,874.0 at December 31, 2023)	2,798.5	3,207.9
Total investment securities	8,401.6	9,049.4
FHLB and FRB stock, at cost	182.3	223.2
Loans held for sale ($3.1 and $0.5 of which is recorded at fair value at June 30, 2024 December 31, 2023)	22.3	47.4
Loans held for investment, net of deferred fees and costs	18,235.0	18,279.6
Allowance for credit losses	(232.8)	(227.7)
Net loans held for investment	18,002.2	18,051.9
Goodwill	1,100.9	1,100.9
Company-owned life insurance	507.6	502.4
Premises and equipment, net of accumulated depreciation	436.5	444.3
Other intangibles, net of accumulated amortization	74.0	81.4
Accrued interest receivable	126.4	129.1
Mortgage servicing rights, net of accumulated amortization	27.0	28.3
Other real estate owned	6.7	16.5
Deferred tax asset, net	154.5	150.0
Other assets	289.0	268.4
Total assets	$30,289.5	$30,671.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$6,174.0	$6,029.6
Interest bearing	16,696.7	17,293.5
Total deposits	22,870.7	23,323.1
Securities sold under repurchase agreements	741.8	782.7
Accounts payable and accrued expenses	398.3	380.4
Accrued interest payable	71.1	52.2
Other borrowed funds	2,430.0	2,603.0
Long-term debt	383.4	120.8
Allowance for credit losses on off-balance sheet credit exposures	5.8	18.4
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	27,064.2	27,443.7
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized; 104,560,618 and 103,941,626 shares were issued and outstanding at June 30, 2024 and December 31, 2023	2,453.9	2,448.9
Retained earnings	1,156.9	1,135.1
Accumulated other comprehensive loss, net	(385.5)	(356.5)
Total stockholders’ equity	3,225.3	3,227.5
Total liabilities and stockholders’ equity	$30,289.5	$30,671.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$252.8	$241.6	$504.9	$477.2
Interest and dividends on investment securities:
Taxable	62.3	66.1	126.8	138.3
Exempt from federal taxes	0.7	0.8	1.4	1.7
Interest and dividends on FHLB and FRB stock	3.3	3.4	6.6	6.4
Interest on deposits in banks	4.9	5.4	9.0	9.6
Total interest income	324.0	317.3	648.7	633.2
Interest expense:
Interest on deposits	80.9	53.6	160.0	93.9
Interest on securities sold under repurchase agreements	1.9	1.5	4.2	2.6
Interest on other borrowed funds	31.8	39.3	67.4	70.5
Interest on long-term debt	4.4	1.4	8.7	2.9
Interest on subordinated debentures held by subsidiary trusts	3.3	3.1	6.6	6.0
Total interest expense	122.3	98.9	246.9	175.9
Net interest income	201.7	218.4	401.8	457.3
Provision for credit losses	9.0	11.7	14.3	26.9
Net interest income after provision for credit losses	192.7	206.7	387.5	430.4
Non-interest income:
Payment services revenues	18.6	20.1	37.0	38.8
Mortgage banking revenues	1.7	2.6	3.4	4.9
Wealth management revenues	9.4	8.8	18.6	17.8
Service charges on deposit accounts	6.4	5.8	12.4	11.0
Other service charges, commissions, and fees	2.1	2.4	4.3	4.8
Investment securities losses, net	—	(0.1)	—	(23.5)
Other income	4.4	4.5	9.0	6.7
Total non-interest income	42.6	44.1	84.7	60.5
Non-interest expense:
Salaries and wages	66.3	68.1	131.5	133.7
Employee benefits	16.9	19.3	36.2	42.1
Outsourced technology services	14.0	15.3	27.6	30.0
Occupancy, net	11.7	11.7	24.0	24.2
Furniture and equipment	5.2	5.6	10.2	11.5
OREO expense, net of income	2.0	0.6	4.0	0.8
Professional fees	5.1	5.3	11.9	9.8
FDIC insurance premiums	6.6	4.7	14.0	10.4
Other intangibles amortization	3.7	3.9	7.4	7.9
Other expenses	25.4	29.4	50.3	59.3
Total non-interest expense	156.9	163.9	317.1	329.7
Income before income tax	78.4	86.9	155.1	161.2
Provision for income tax	18.4	19.9	36.7	37.9
Net income	$60.0	$67.0	$118.4	$123.3

Earnings per common share (Basic)	$0.58	$0.65	$1.15	$1.19
Earnings per common share (Diluted)	$0.58	$0.65	$1.15	$1.19
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$60.0	$67.0	$118.4	$123.3
Other comprehensive income (loss), before tax:
Investment securities available for sale:
Change in net unrealized gains (losses) during the period	2.5	(57.5)	(23.9)	20.7
Reclassification adjustment for net losses included in income	—	0.1	—	23.5
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	—	(7.2)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.1)	(0.4)	(0.3)	(0.8)
Cash flow hedges:
Change in unrealized gains on derivatives	(5.1)	(23.6)	(22.5)	(14.1)
Reclassification adjustment for derivatives net losses included in income	4.6	1.5	8.1	2.0
Other comprehensive income (loss), before tax	1.9	(79.9)	(38.6)	24.1
Deferred tax (expense) benefit related to other comprehensive (loss) income	(0.5)	20.0	9.6	(6.0)
Other comprehensive income (loss), net of tax	1.4	(59.9)	(29.0)	18.1
Comprehensive income, net of tax	$61.4	$7.1	$89.4	$141.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2024	$2,450.7	$1,145.9	$(386.9)	$3,209.7
Net income	—	60.0	—	60.0
Other comprehensive loss, net of tax expense	—	—	1.4	1.4
Common stock transactions:
1,758 common shares purchased and retired	—	—	—	—
52,735 non-vested common shares issued	—	—	—	—
61,982 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.2	—	—	3.2
Common stock cash dividends declared ($0.47 per share)	—	(49.0)	—	(49.0)
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2023	$2,478.7	$1,080.7	$(399.1)	$3,160.3
Net income	—	67.0	—	67.0
Other comprehensive loss, net of tax expense	—	—	(59.9)	(59.9)
Common stock transactions:
348 common shares purchased and retired	—	—	—	—
660,048 non-vested common shares issued	—	—	—	—
21,035 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.7	—	—	2.7
Common stock cash dividends declared ($0.47 per share)	—	(48.9)	—	(48.9)
Balance at June 30, 2023	$2,481.4	$1,098.8	$(459.0)	$3,121.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Six Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	118.4	—	118.4
Other comprehensive loss, net of tax expense	—	—	(29.0)	(29.0)
Common stock transactions:
45,448 common shares purchased and retired	(1.1)	—	—	(1.1)
738,098 non-vested common shares issued	—	—	—	—
73,658 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	6.1	—	—	6.1
Common cash dividends declared ($0.94 per share)	—	(97.8)	—	(97.8)
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	123.3	—	123.3
Other comprehensive income, net of tax expense	—	—	18.1	18.1
Common stock transactions:
55,428 common shares purchased and retired	(1.8)	—	—	(1.8)
670,911 non-vested common shares issued	—	—	—	—
36,823 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	5.0	—	—	5.0
Common cash dividends declared ($0.94 per share)	—	(97.2)	—	(97.2)
Balance at June 30, 2023	$2,481.4	$1,098.8	$(459.0)	$3,121.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Six Months Ended June 30,
(Unaudited)	2024	2023
Cash flows from operating activities:
Net income	$118.4	$123.3
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	14.3	26.9
Net loss (gain) on disposal of premises and equipment	1.1	(0.3)
Depreciation and amortization	26.0	27.2
Net premium (discount) amortization on investment securities	0.7	0.6
Net loss on investment securities transactions	—	23.5
Realized and unrealized net gains on mortgage banking activities	(1.0)	(1.6)
Net gain on sale of OREO	(0.3)	—
Write-downs of OREO and other assets pending disposal	4.2	0.8
Deferred taxes	6.4	10.8
Net increase in cash surrender value of company-owned life insurance	(7.3)	(6.4)
Stock-based compensation expense	6.1	5.0
Originations of mortgage loans held for sale	(107.3)	(173.3)
Proceeds from sales of mortgage loans held for sale	105.4	170.2
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	2.7	(0.8)
(Increase) decrease in other assets	(21.1)	41.9
Increase in accrued interest payable	18.9	31.3
Increase (decrease) in accounts payable and accrued expenses	2.7	(49.5)
Net cash provided by operating activities	169.9	229.6
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(77.2)	—
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	411.8	114.6
Available-for-sale	288.5	1,119.7
Purchases of FHLB and FRB stock	(40.5)	(132.8)
Proceeds from sales of FHLB and FRB stock	81.4	121.0
Proceeds from bank-owned life insurance settlements	2.1	2.3
Extensions of credit to clients, net of repayments	46.5	(176.7)
Proceeds from sale of OREO	9.6	—
Capital expenditures, net of sales	(8.9)	(13.2)
Net cash provided by investing activities	713.3	1,034.9
Cash flows from financing activities:
Net decrease in deposits	(452.4)	(1,494.4)
Net decrease in securities sold under repurchase agreements	(40.9)	(123.0)
Net (decrease) increase in other borrowed funds	(173.0)	262.0
Repayments of long-term debt	(0.1)	(0.1)
Advances on long-term debt	262.6	—
Purchase and retirement of common stock	(1.1)	(1.8)
Dividends paid to common stockholders	(97.8)	(97.2)
Net cash used in financing activities	(502.7)	(1,454.5)
Net increase (decrease) in cash and cash equivalents	380.5	(190.0)
Cash and cash equivalents at beginning of period	578.0	870.5
Cash and cash equivalents at end of period	$958.5	$680.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Six Months Ended June 30,
(Unaudited)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12.1	$30.5
Cash paid during the period for interest expense	228.0	144.6
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$0.8	$2.8
Transfer of held-to-maturity to available-for sale securities	—	23.0
Transfer of held for investment loans to held-for-sale	—	3.1
Transfer of loans to OREO	3.7	2.5
Capitalization of internally originated mortgage servicing rights	0.3	0.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    Basis of Presentation
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2024 and December 31, 2023, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the six months ended June 30, 2024 and 2023, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2023 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the June 30, 2024 presentation. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a description of significant accounting policies. Operating results for the three and the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
(2)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$(27.3)	$222.9
State, county, and municipal securities	253.9	—	(40.9)	213.0
Obligations of U.S. government agencies	174.5	—	(11.6)	162.9
U.S. agency commercial mortgage-backed securities	1,199.6	0.3	(92.2)	1,107.7
U.S. agency residential mortgage-backed securities	1,408.1	0.4	(141.3)	1,267.2
Collateralized mortgage obligations	1,250.0	0.7	(126.1)	1,124.6
Private mortgage-backed securities	230.0	—	(31.6)	198.4
Collateralized loan obligations	1,066.8	1.8	—	1,068.6
Corporate securities	260.2	—	(22.4)	237.8
Total	$6,093.3	$3.2	$(493.4)	$5,603.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

June 30, 2024	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$99.5	$—	$99.5	$—	$(1.6)	$97.9
State, county, and municipal securities	178.2	—	178.2	0.1	(26.7)	151.6
Obligations of U.S. government agencies	356.0	—	356.0	—	(44.9)	311.1
U.S. agency commercial mortgage-backed securities	496.2	—	496.2	—	(57.9)	438.3
U.S. agency residential mortgage-backed securities	1,159.6	—	1,159.6	—	(148.7)	1,010.9
Collateralized mortgage obligations	452.7	—	452.7	—	(72.0)	380.7
Corporate securities	57.0	(0.7)	56.3	—	(6.4)	49.9
Total	$2,799.2	$(0.7)	$2,798.5	$0.1	$(358.2)	$2,440.4
(1) Amortized cost presented above includes $9.3 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity, and $17.0 million of unamortized losses in state, county, and municipal, obligations of U.S. government agencies and collateralized loan obligations related to the 2022 transfer of securities from available-for-sale to held-to-maturity.

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$(25.5)	$224.7
State, county, and municipal securities	256.7	—	(36.9)	219.8
Obligations of U.S. government agencies	179.4	—	(10.9)	168.5
U.S. agency commercial mortgage-backed securities	1,192.7	0.6	(87.7)	1,105.6
U.S. agency residential mortgage-backed securities	1,496.3	1.2	(130.6)	1,366.9
Collateralized mortgage obligations	1,308.5	1.3	(120.3)	1,189.5
Private mortgage-backed securities	241.3	—	(30.9)	210.4
Collateralized loan obligations	1,121.9	0.1	(2.3)	1,119.7
Corporate securities	260.8	—	(24.4)	236.4
Total	$6,307.8	$3.2	$(469.5)	$5,841.5

December 31, 2023	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$399.0	$—	$399.0	$—	$(2.8)	$396.2
State, county, and municipal securities	179.2	—	179.2	0.2	(24.2)	155.2
Obligations of U.S. government agencies	354.5	—	354.5	—	(42.4)	312.1
U.S. agency commercial mortgage-backed securities	510.5	—	510.5	—	(52.9)	457.6
U.S. agency residential mortgage-backed securities	1,232.6	—	1,232.6	—	(137.0)	1,095.6
Collateralized mortgage obligations	475.9	—	475.9	0.2	(69.0)	407.1
Corporate securities	57.0	(0.8)	56.2	—	(6.0)	50.2
Total	$3,208.7	$(0.8)	$3,207.9	$0.4	$(334.3)	$2,874.0
(1) Amortized cost presented above includes $10.7 million of unamortized gains and $18.1 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of June 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
June 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$222.9	$(27.3)	$222.9	$(27.3)
State, county, and municipal securities	1.0	—	210.3	(40.9)	211.3	(40.9)
Obligations of U.S. government agencies	—	—	162.6	(11.6)	162.6	(11.6)
U.S. agency commercial mortgage-backed securities	34.2	(0.4)	1,052.1	(91.8)	1,086.3	(92.2)
U.S. agency residential mortgage-backed securities	61.6	(1.3)	1,176.3	(140.0)	1,237.9	(141.3)
Collateralized mortgage obligations	34.6	(0.6)	1,056.1	(125.5)	1,090.7	(126.1)
Private mortgage-backed securities	—	—	198.4	(31.6)	198.4	(31.6)
Corporate securities	—	—	237.9	(22.4)	237.9	(22.4)
Total	$131.4	$(2.3)	$4,316.6	$(491.1)	$4,448.0	$(493.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$224.7	$(25.5)	$224.7	$(25.5)
State, county, and municipal securities	—	—	217.1	(36.9)	217.1	(36.9)
Obligations of U.S. government agencies	—	—	168.0	(10.9)	168.0	(10.9)
U.S. agency commercial mortgage-backed securities	0.2	—	1,083.1	(87.7)	1,083.3	(87.7)
U.S. agency residential mortgage-backed securities	0.7	—	1,287.5	(130.6)	1,288.2	(130.6)
Collateralized mortgage obligations	—	—	1,142.4	(120.3)	1,142.4	(120.3)
Private mortgage-backed securities	—	—	210.5	(30.9)	210.5	(30.9)
Collateralized loan obligations	—	—	935.7	(2.3)	935.7	(2.3)
Corporate securities	—	—	236.5	(24.4)	236.5	(24.4)
Total	$0.9	$—	$5,505.5	$(469.5)	$5,506.4	$(469.5)

As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The Company determines the allowance for credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach using each security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. The allowance for credit loss on held-to-maturity investment securities is representative of current expected credit losses that management expects to be incurred over the life of the investment and established through a charge to provision for credit losses in current period earnings. For held-to-maturity investment securities, the Company has the intent and ability to hold these investment securities to maturity.
The investment securities portfolio primarily contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of June 30, 2024 and December 31, 2023, the Company had 676 and 704 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. The Company does not intend to sell any of the available-for-sale securities in the above table, and the Company does not anticipate it will have to sell any securities before a recovery in cost.

The following table presents the activity in the allowance for credit losses related to available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$—	$2.6	$—	$—
(Reduction of) provision for credit losses	—	(1.2)	—	1.4
Ending balance	$—	$1.4	$—	$1.4

The following table presents the activity in the allowance for credit losses related to held-to-maturity investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$0.7	$0.7	$0.8	$1.9
Reduction of credit losses	—	—	(0.1)	(1.2)
Ending balance	$0.7	$0.7	$0.7	$0.7

On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

June 30, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$99.5	$—	$—	$—	$—	$—	$99.5
State, county, and municipal securities	68.9	91.1	10.2	—	—	8.0	178.2
Obligations of U.S. government agencies	356.0	—	—	—	—	—	356.0
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	350.9	—	—	—	—	—	350.9
GNMA	145.3	—	—	—	—	—	145.3
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,119.4	—	—	—	—	—	1,119.4
GNMA	40.2	—	—	—	—	—	40.2
Collateralized mortgage obligations
FNMA/FHLMC	317.2	—	—	—	—	—	317.2
GNMA	135.5	—	—	—	—	—	135.5
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$2,632.9	$91.1	$10.2	$47.0	$5.0	$13.0	$2,799.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$399.0	$—	$—	$—	$—	$—	$399.0
State, county, and municipal securities	69.0	92.3	10.6	—	—	7.3	179.2
Obligations of U.S. government agencies	354.5	—	—	—	—	—	354.5
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	359.7	—	—	—	—	—	359.7
GNMA	150.8	—	—	—	—	—	150.8
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,189.8	—	—	—	—	—	1,189.8
GNMA	42.8	—	—	—	—	—	42.8
Collateralized mortgage obligations
FNMA/FHLMC	334.1	—	—	—	—	—	334.1
GNMA	141.8	—	—	—	—	—	141.8
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$3,041.5	$92.3	$10.6	$47.0	$5.0	$12.3	$3,208.7
As of June 30, 2024 and December 31, 2023, the Company had $35.4 million and $38.5 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.
As of June 30, 2024 and December 31, 2023, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of June 30, 2024 and December 31, 2023, there were no collateral-dependent available-for-sale or held-to-maturity securities.
There were no material gross realized gains and no material gross realized losses during the three and the six month periods ended June 30, 2024. During the three months ended June 30, 2023, there were no material gross realized gains and no material gross realized losses, and during the six months ended June 30, 2023 there were no material gross realized gains and $23.5 million in gross realized losses on the disposition of available-for-sale investment securities, resulting from the sale of $853.0 million of investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
June 30, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$63.7	$62.7	$2.5	$2.5
After one year but within five years	1,307.6	1,213.5	430.7	404.0
After five years but within ten years	1,148.0	1,044.3	557.3	487.0
After ten years	3,574.0	3,282.6	1,808.7	1,546.9
Total	$6,093.3	$5,603.1	$2,799.2	$2,440.4
As of June 30, 2024, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,595.1 million and $1,541.6 million, respectively. These investment securities are primarily included in the “after ten years” category in the table above. As of June 30, 2024, the Company had no callable structured notes.
As of June 30, 2024 and December 31, 2023, the Company had amortized costs of $4,391.6 million and $3,858.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values of $3,902.1 million and $3,462.2 million, as of June 30, 2024 and December 31, 2023, respectively. All securities sold under repurchase agreements are with clients and

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of June 30, 2024 and December 31, 2023, the Company held $182.3 million and $223.2 million, respectively, in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(3)     Loans Held for Sale

The following table presents loans held for sale by class of receivable for the dates indicated:

	June 30, 2024	December 31, 2023
Loans held for sale:
Agricultural, at lower of cost or market	$19.2	$19.6
Commercial real estate, at lower of cost or market	—	27.3
Residential mortgage, at fair value	3.1	0.5
Total loans held for sale	$22.3	$47.4
The table below presents the non-residential mortgage loans held for sale activity for the 2024 period:

	Agricultural	Commercial Real Estate
Beginning balance as of December 31, 2023	$19.6	$27.3
Repayments	(0.4)	—
Loan disposals	—	(27.3)
Ending balance as of June 30, 2024	$19.2	$—
As of June 30, 2024, loans held for sale included nonaccrual agricultural loans of $19.2 million. As of December 31, 2023, loans held for sale included a nonaccrual commercial real estate loan of $27.3 million.
(4)    Loans Held for Investment

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	June 30, 2024	December 31, 2023
Real estate:
Commercial	$9,054.5	$8,869.2
Construction	1,519.9	1,826.5
Residential	2,246.4	2,244.3
Agricultural	723.5	716.8
Total real estate	13,544.3	13,656.8
Consumer:
Indirect	733.7	740.9
Direct and advance lines	139.0	141.6
Credit card	76.1	76.5
Total consumer	948.8	959.0
Commercial	3,052.9	2,906.8
Agricultural	698.2	769.4
Other, including overdrafts	3.1	0.1
Loans held for investment	18,247.3	18,292.1
Deferred loan fees and costs	(12.3)	(12.5)
Loans held for investment, net of deferred fees and costs	18,235.0	18,279.6
Allowance for credit losses	(232.8)	(227.7)
Net loans held for investment	$18,002.2	$18,051.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended June 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$152.9	$(3.3)	$(10.1)	$0.2	$139.7
Consumer	12.6	8.6	(4.0)	1.3	18.5
Commercial	58.0	12.1	(2.2)	1.3	69.2
Agricultural	4.2	1.2	—	—	5.4
Total allowance for credit losses	$227.7	$18.6	$(16.3)	$2.8	$232.8

Six Months Ended June 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$(8.0)	$(13.3)	$0.9	$139.7
Consumer	13.0	11.0	(7.8)	2.3	18.5
Commercial	50.2	23.3	(6.2)	1.9	69.2
Agricultural	4.4	0.7	—	0.3	5.4
Total allowance for credit losses	$227.7	$27.0	$(27.3)	$5.4	$232.8

Three Months Ended June 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$147.5	$20.4	$(10.0)	$0.8	$158.7
Consumer	21.8	(6.2)	(3.3)	1.4	13.7
Commercial	54.4	(4.5)	(0.8)	0.4	49.5
Agricultural	2.4	0.2	—	0.1	2.7
Total allowance for credit losses	$226.1	$9.9	$(14.1)	$2.7	$224.6

Six Months Ended June 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$33.8	$(14.8)	$1.0	$158.7
Consumer	23.3	(5.5)	(6.7)	2.6	13.7
Commercial	54.9	(5.3)	(1.5)	1.4	49.5
Agricultural	3.2	(0.9)	—	0.4	2.7
Total allowance for credit losses	$220.1	$22.1	$(23.0)	$5.4	$224.6

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

Collateral-Dependent Loans
A collateral-dependent loan relies substantially on the operation or sale of the collateral securing the loan for repayment. A loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its sources of repayment become inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of June 30, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$27.4	$—	$27.4
Construction	—	9.4	—	9.4
Residential	—	1.9	—	1.9
Agricultural	—	1.0	—	1.0
Total real estate	—	39.7	—	39.7
Commercial	62.4	0.1	0.7	63.2
Agricultural	—	0.9	0.1	1.0
Total collateral-dependent loans	$62.4	$40.7	$0.8	$103.9

	Collateral Type
As of December 31, 2023	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$26.6	$—	$26.6
Construction	—	17.0	—	17.0
Residential	—	0.5	—	0.5
Agricultural	—	1.2	—	1.2
Total real estate	—	45.3	—	45.3
Commercial	4.5	1.4	0.7	6.6
Agricultural	0.7	—	—	0.7
Total collateral-dependent loans	$5.2	$46.7	$0.7	$52.6
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of June 30, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$4.1	$2.3	$0.1	$6.5	$9,010.3	$37.7	$9,054.5
Construction	0.3	2.0	—	2.3	1,508.2	9.4	1,519.9
Residential	3.3	4.3	1.1	8.7	2,224.4	13.3	2,246.4
Agricultural	1.3	2.8	—	4.1	714.6	4.8	723.5
Total real estate	9.0	11.4	1.2	21.6	13,457.5	65.2	13,544.3
Consumer:
Indirect	6.5	2.5	—	9.0	721.5	3.2	733.7
Direct and advance lines	0.6	0.2	—	0.8	137.7	0.5	139.0
Credit card	0.7	0.4	0.6	1.7	74.4	—	76.1
Total consumer	7.8	3.1	0.6	11.5	933.6	3.7	948.8
Commercial	11.3	1.8	0.8	13.9	2,966.4	72.6	3,052.9
Agricultural	1.7	0.3	—	2.0	672.1	24.1	698.2
Other, including overdrafts	—	—	—	—	3.1	—	3.1
Loans held for investment	$29.8	$16.6	$2.6	$49.0	$18,032.7	$165.6	$18,247.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$12.7	$6.1	$—	$18.8	$8,822.2	$28.2	$8,869.2
Construction	3.1	0.4	—	3.5	1,805.8	17.2	1,826.5
Residential	11.9	3.1	0.6	15.6	2,218.0	10.7	2,244.3
Agricultural	1.8	—	—	1.8	709.6	5.4	716.8
Total real estate	29.5	9.6	0.6	39.7	13,555.6	61.5	13,656.8
Consumer:
Indirect	8.0	2.2	0.4	10.6	727.6	2.7	740.9
Direct and advance lines	0.9	0.2	—	1.1	140.2	0.3	141.6
Credit card	0.7	0.5	0.6	1.8	74.7	—	76.5
Total consumer	9.6	2.9	1.0	13.5	942.5	3.0	959.0
Commercial	14.5	1.1	0.3	15.9	2,879.4	11.5	2,906.8
Agricultural	0.1	—	3.0	3.1	735.9	30.4	769.4
Other, including overdrafts	—	—	—	—	0.1	—	0.1
Loans held for investment	$53.7	$13.6	$4.9	$72.2	$18,113.5	$106.4	$18,292.1

(1) As of June 30, 2024 and December 31, 2023, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and the six months ended June 30, 2024 and 2023, respectively. There were $0.2 million and $2.0 million in reversals of accrued interest during the three and the six months ended June 30, 2024 and no material reversals of accrued interest during the three and the six months ended June 30, 2023.
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
The following table presents the amortized cost basis of loans, by class and by type of modification, at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended June 30, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$6.3	$—	$6.3	0.07%
Residential	—	—	0.3	0.3	0.01
Agricultural	—	5.7	—	5.7	0.79
Total real estate	—	12.0	0.3	12.3	0.09
Commercial	—	11.7	—	11.7	0.38
Agricultural	—	22.8	22.8	45.6	6.53
Loans held for investment (2)	$—	$46.5	$23.1	$69.6	0.38

Six Months Ended June 30, 2024
Real estate:
Commercial	$—	$17.5	$—	$17.5	0.19%
Residential	—	0.1	0.3	0.4	0.02
Agricultural	—	11.7	—	11.7	1.62
Total real estate	—	29.3	0.3	29.6	0.22
Consumer:
Direct and advance lines	—	0.1	—	0.1	0.07
Total consumer	—	0.1	—	0.1
Commercial	—	16.0	5.9	21.9	0.72
Agricultural	—	23.5	22.8	46.3	6.63
Loans held for investment (2)	$—	$68.9	$29.0	$97.9	0.54

Three Months Ended June 30, 2023	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$13.9	$—	$13.9	0.16%
Residential	—	0.1	—	0.1	—
Total real estate	—	14.0	—	14.0	0.10
Commercial	—	6.4	—	6.4	0.21
Agricultural	—	19.6	—	19.6	2.85
Loans held for investment (2)	$—	$40.0	$—	$40.0	0.22

Six Months Ended June 30, 2023
Real estate:
Commercial	$1.6	$17.4	$—	$19.0	0.22%
Construction	—	0.1	—	0.1	0.01
Residential	0.1	0.2	—	0.3	0.01
Agricultural	—	1.1	—	1.1	0.15
Total real estate	1.7	18.8	—	20.5	0.15
Commercial	—	8.8	—	8.8	0.29
Agricultural	—	36.6	—	36.6	5.32
Loans held for investment (2)	$1.7	$64.2	$—	$65.9	0.36

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of June 30, 2024 and 2023, the Company excluded $0.8 million and $0.9 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

			Term Extension and Interest Rate Reduction
Three Months Ended June 30, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	11.6	0.0	—%
Residential	—	0.0	31.2	3.4
Agricultural	—	7.1	0.0	—
Total real estate	—
Commercial	—	7.8	0.0	—
Agricultural	—	4.1	55.2	1.2
Loans held for investment (1)	$—

Six Months Ended June 30, 2024
Real estate:
Commercial	$—	7.2	0.0	—%
Residential	—	11.0	31.2	3.4
Agricultural	—	7.0	0.0	—
Total real estate	—
Consumer:
Direct and advance lines	—	10.1	0.0	—
Total consumer	—
Commercial	—	7.8	5.0	1.0
Agricultural	—	4.1	55.2	1.2
Loans held for investment (1)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Term Extension and Interest Rate Reduction
Three Months Ended June 30, 2023	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	6.4	0.0	—%
Residential	—	16.2	0.0	—
Total real estate	—
Commercial	—	8.3	0.0	—
Agricultural	—	8.9	0.0	—
Loans held for investment (1)	$—

Six Months Ended June 30, 2023
Real estate:
Commercial	$1.3	6.4	0.0	—%
Construction	—	12.4	0.0	—
Residential	0.3	19.5	0.0	—
Agricultural	—	7.2	0.0	—
Total real estate	1.6
Commercial	—	9.0	0.0	—
Agricultural	—	9.2	0.0	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended June 30, 2024, there were $1.2 million of loans classified as past due 30 days or more, with the remaining loans performing in accordance with the modified terms and classified as current at June 30, 2024.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms were modified during the three months ended June 30, 2024 through either principal forgiveness, interest rate reduction, term extension, or other than insignificant payment delay.
There were $2.4 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended June 30, 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	As of and for the six months ended June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$599.5	$1,360.8	$1,985.1	$1,482.6	$1,171.9	$2,114.2	$51.6	$40.9	$8,806.6
Special mention	6.2	6.6	19.2	17.8	3.4	29.3	0.1	—	82.6
Substandard	17.5	18.2	4.4	55.5	9.5	51.1	—	9.1	165.3
Total	$623.2	$1,385.6	$2,008.7	$1,555.9	$1,184.8	$2,194.6	$51.7	$50.0	$9,054.5
Current-period gross charge-offs	—	5.6	—	—	—	0.1	—	—	5.7
Construction real estate:
Pass	$206.3	$369.0	$604.8	$121.8	$20.2	$27.0	$121.1	$28.3	$1,498.5
Special mention	1.9	0.9	6.5	—	—	0.2	—	—	9.5
Substandard	1.9	3.4	6.2	—	—	0.4	—	—	11.9
Total	$210.1	$373.3	$617.5	$121.8	$20.2	$27.6	$121.1	$28.3	$1,519.9
Current-period gross charge-offs	—	—	6.9	—	0.1	—	—	—	7.0
Agricultural real estate:
Pass	$64.4	$70.1	$117.6	$124.7	$84.3	$172.4	$26.2	$—	$659.7
Special mention	1.1	6.6	4.5	3.2	5.0	1.3	—	—	21.7
Substandard	12.1	4.4	19.6	3.7	1.4	0.9	—	—	42.1
Total	$77.6	$81.1	$141.7	$131.6	$90.7	$174.6	$26.2	$—	$723.5
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$320.3	$424.5	$439.9	$356.4	$190.8	$316.9	$847.3	$1.9	$2,898.0
Special mention	1.4	7.9	8.6	2.9	1.2	1.3	16.1	—	39.4
Substandard	29.3	5.9	9.4	4.9	8.5	3.0	7.5	1.5	70.0
Doubtful	1.2	1.7	0.9	0.6	—	—	41.1	—	45.5
Total	$352.2	$440.0	$458.8	$364.8	$200.5	$321.2	$912.0	$3.4	$3,052.9
Current-period gross charge-offs	—	0.8	0.8	0.2	0.1	—	1.4	2.9	6.2
Agricultural:
Pass	$64.7	$60.1	$45.7	$21.7	$18.4	$11.6	$364.6	$0.1	$586.9
Special mention	0.4	3.4	0.7	0.1	0.1	0.2	4.2	—	9.1
Substandard	52.5	24.8	0.2	0.1	0.6	—	23.5	—	101.7
Doubtful	—	—	—	0.5	—	—	—	—	0.5
Total	$117.6	$88.3	$46.6	$22.4	$19.1	$11.8	$392.3	$0.1	$698.2
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—

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

	As of and for the six months ended June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$7.9	$60.6	$415.1	$506.0	$471.8	$278.6	$481.6	$10.4	$2,232.0
Nonperforming	0.5	0.8	3.6	2.0	1.4	6.1	—	—	14.4
Total	$8.4	$61.4	$418.7	$508.0	$473.2	$284.7	$481.6	$10.4	$2,246.4
Current-period gross charge-offs	—	0.2	0.1	0.1	0.1	0.1	—	—	0.6
Consumer indirect:
Performing	$130.3	$163.9	$216.4	$93.4	$63.4	$63.1	$—	$—	$730.5
Nonperforming	0.1	0.7	0.9	0.5	0.4	0.6	—	—	3.2
Total	$130.4	$164.6	$217.3	$93.9	$63.8	$63.7	$—	$—	$733.7
Current-period gross charge-offs	—	0.7	2.3	0.6	0.2	0.7	—	—	4.5
Consumer direct and advance lines:
Performing	$27.2	$34.0	$25.3	$13.8	$6.6	$7.2	$24.3	$0.1	$138.5
Nonperforming	0.1	0.1	0.2	0.1	—	—	—	—	0.5
Total	$27.3	$34.1	$25.5	$13.9	$6.6	$7.2	$24.3	$0.1	$139.0
Current-period gross charge-offs	0.1	0.3	0.5	0.2	—	0.8	—	—	1.9
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$75.5	$—	$75.5
Nonperforming	—	—	—	—	—	—	0.6	—	0.6
Total	$—	$—	$—	$—	$—	$—	$76.1	$—	$76.1
Current-period gross charge-offs	—	—	—	—	—	—	1.4	—	1.4

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

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the six months ended June 30, 2024 or 2023.
(5)    Other Real Estate Owned
Other real estate owned (“OREO”) is a category of real estate owned by the Company resulting from a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$14.4	$13.4	$16.5	$12.7
Additions	3.6	1.7	3.7	2.5
Valuation adjustments	(2.1)	(0.7)	(4.2)	(0.8)
Dispositions	(9.2)	—	(9.3)	—
Ending balance	$6.7	$14.4	$6.7	$14.4
The carrying value of foreclosed residential real estate properties included in OREO was not material as of June 30, 2024 and December 31, 2023, respectively. The Company had $1.4 million and $0.5 million recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of June 30, 2024 and December 31, 2023, respectively.

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
The Company also enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.
As part of the Company’s overall asset and liability management strategy, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million and entered into four swaps, two of which were related to variable-rate loans and two that were related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset. Each of the swaps designated as cash flow hedges synthetically fixes the interest income received by the Company.
The six cash flow hedges are effective and have a total notional amount of $1.15 billion.
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income (expense) when interest payments on the Company’s hedged items are earned. During the next twelve months, based on implied forward curves, the Company estimates that $13.0 million will be reclassified to interest income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028. The Company accreted $0.4 million of the gain into interest income during the period ended June 30, 2024.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	June 30, 2024		December 31, 2023
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$194.0	$6.0	$193.3	$6.7
Non-designated Hedge Derivatives
Derivative instruments not designated as accounting hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	June 30, 2024			December 31, 2023
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$550.0		$3.0

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,500.0		45.0	1,589.0		34.3
Interest rate lock commitments	10.2		—	5.7		0.1
Derivative assets	$1,510.2	Other assets	$45.0	$2,144.7	Other assets	$37.4

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$4.0	$300.0		$3.6
Interest rate swap contracts	850.0		13.6	300.0		2.4

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,500.0		139.6	1,589.0		121.1
Risk participation agreements	98.5		—	101.1		0.1
Forward loan sales contracts	8.5		—	5.6		0.1
Derivative liabilities	$2,757.0	Accounts payable and accrued expenses	$157.2	$2,295.7	Accounts payable and accrued expenses	$127.3
There was an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $5.1 million and $22.5 million during the three and the six months ended June 30, 2024, and an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $23.6 million and $14.1 million during the three and the six months ended June 30, 2023.

There was a loss of $4.6 million and $8.1 million reclassified from accumulated other comprehensive loss into the consolidated statements of income during the three and the six months ended June 30, 2024 from the Company’s cash flow hedged derivative financial instruments, and a loss of $1.5 million and $2.0 million reclassified during the comparable 2023 periods.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
		2024	2023		2024	2023
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$—	$(0.2)	Mortgage banking revenues	$—	$(0.2)
The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income. The Company had no material swap fee revenues during the three and the six months ended June 30, 2024 and 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	June 30, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$45.0	$—	$45.0	$—	$31.5	$13.5
Total derivatives	45.0	—	45.0	—	31.5	13.5
Total assets	$45.0	$—	$45.0	$—	$31.5	$13.5
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$157.2	$—	$157.2	$—	$2.0	$155.2
Total derivatives	157.2	—	157.2	—	2.0	155.2
Repurchase agreements	741.8	—	741.8	—	741.8	—
Total liabilities	$899.0	$—	$899.0	$—	$743.8	$155.2

	December 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swap and collar contracts	$37.3	$—	$37.3	$—	$32.7	$4.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	37.4	—	37.4	—	32.7	4.7
Total assets	$37.4	$—	$37.4	$—	$32.7	$4.7

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$127.1	$—	$127.1	$—	$—	$127.1
Risk participation agreements	0.1	—	0.1	—	—	0.1
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	127.3	—	127.3	—	—	127.3
Repurchase agreements	782.7	—	782.7	—	782.7	—
Total liabilities	$910.0	$—	$910.0	$—	$782.7	$127.3
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.
As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.2 million related to these agreements. As of June 30, 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has $0.8 million posted excess collateral. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at their termination value.
(7)    Long-Term Debt and Other Borrowed Funds
A summary of long-term debt follows:

	June 30, 2024	December 31, 2023
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$99.1	$99.0
Subsidiaries:
Average rate of 4.72% FHLB borrowings maturing in July 2025	250.0	—
8.00% finance lease obligation with term ending October 31, 2029	0.8	0.9
1.00% note payable maturing December 31, 2041, interest only payable quarterly until September 30, 2024 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	—
Total long-term debt	$383.4	$120.8
In addition to the long-term debt instruments noted above, at June 30, 2024, the Company had other borrowed funds totaling $2,430.0 million of outstanding Bank Term Funding Program (“BTFP”) and FHLB fixed rate borrowings with tenors of up to twelve-months at an average rate of 5.05%, as compared to $2,603.0 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 5.52% at December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had no other material outstanding borrowings classified as other borrowed funds.
At June 30, 2024, the Company has remaining available lines of credit with the FHLB of approximately $4,246.7 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,926.7 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents outstanding FHLB and BTFP borrowings by original maturity classification for the dates indicated:

As of June 30, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52%	$680.0
Fixed rate borrowings with tenors of twelve-months	4.86	1,750.0
		$2,430.0

As of December 31, 2023	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52%	$2,603.0
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
On May 21, 2024, the Company’s 2023 Equity and Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder by an additional two million shares, all of which were registered pursuant to a Registration Statement on Form S-8 filed with the SEC on May 23, 2024.
As of June 30, 2024, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,560,618 shares and 103,941,626 shares of common stock outstanding as of June 30, 2024 and December 31, 2023, respectively, and no shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023.
During the six months ended June 30, 2024, the Company issued 43,514 shares of its common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As of June 30, 2024, the Company does not have a stock repurchase program in place. Stock repurchases during the six months ended June 30, 2024 and 2023, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$60.0	$67.0	$118.4	$123.3
Weighted average common shares outstanding for basic earnings per share computation	102,936,996	103,820,649	102,890,697	103,779,386
Dilutive effects of stock-based compensation	156,139	2,242	184,746	42,539
Weighted average common shares outstanding for diluted earnings per common share computation	103,093,135	103,822,891	103,075,443	103,821,925

Basic earnings per common share	$0.58	$0.65	$1.15	$1.19
Diluted earnings per common share	0.58	0.65	1.15	1.19

Anti-dilutive unvested time restricted stock	55,785	222,417	55,953	129,449
The Company had 786,790 and 974,875 shares of unvested restricted stock as of June 30, 2024 and 2023, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(10)    Regulatory Capital
As of June 30, 2024 and December 31, 2023, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of June 30, 2024 and December 31, 2023 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,970.0	13.80%	$1,721.8	8.00%	$2,259.9	10.50%	$2,152.3	10.00%
FIB	2,689.2	12.52	1,718.2	8.00	2,255.1	10.50	2,147.7	10.00
Tier 1 risk-based capital:
Consolidated	2,482.1	11.53	1,291.4	6.00	1,829.4	8.50	1,721.8	8.00
FIB	2,458.9	11.45	1,288.6	6.00	1,825.6	8.50	1,718.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,482.1	11.53	968.5	4.50	1,506.6	7.00	1,399.0	6.50
FIB	2,458.9	11.45	966.5	4.50	1,503.4	7.00	1,396.0	6.50
Leverage capital ratio:
Consolidated	2,482.1	8.44	1,176.4	4.00	1,176.4	4.00	1,470.6	5.00
FIB	2,458.9	8.37	1,174.7	4.00	1,174.7	4.00	1,468.4	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,941.1	13.28%	$1,771.6	8.00%	$2,325.2	10.50%	$2,214.5	10.00%
FIB	2,662.0	12.04	1,768.3	8.00	2,320.8	10.50	2,210.3	10.00
Tier 1 risk-based capital:
Consolidated	2,454.4	11.08	1,328.7	6.00	1,882.3	8.50	1,771.6	8.00
FIB	2,433.0	11.01	1,326.2	6.00	1,878.8	8.50	1,768.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,454.4	11.08	996.5	4.50	1,550.1	7.00	1,439.4	6.50
FIB	2,433.0	11.01	994.6	4.50	1,547.2	7.00	1,436.7	6.50
Leverage capital ratio:
Consolidated	2,454.4	8.22	1,193.9	4.00	1,193.9	4.00	1,492.3	5.00
FIB	2,433.0	8.16	1,192.2	4.00	1,192.2	4.00	1,490.2	5.00
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
As of June 30, 2024, the Company had commitments under construction contracts of $7.9 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.8 million of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2024.
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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$15.4	$17.8	$18.4	$16.2
Provision for credit loss expense	(9.6)	3.0	(12.6)	4.6
Ending balance	$5.8	$20.8	$5.8	$20.8

	June 30, 2024	December 31, 2023
Unused credit card lines	$840.8	$814.0
Commitments to extend credit	3,520.2	4,069.2
Standby letters of credit	95.6	97.1
(13)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$2.5	$(57.5)	$(0.7)	$14.4	$1.8	$(43.1)
Reclassification adjustment for net losses included in income	—	0.1	—	—	—	0.1
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.1)	(0.4)	—	0.1	(0.1)	(0.3)
Cash flow hedge:
Change in unrealized gains on derivatives	(5.1)	(23.6)	1.4	5.9	(3.7)	(17.7)
Reclassification adjustment for derivatives net losses included in income	4.6	1.5	(1.2)	(0.4)	3.4	1.1
Total other comprehensive income (loss)	$1.9	$(79.9)	$(0.5)	$20.0	$1.4	$(59.9)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax Expense (Benefit)		Net of Tax
Six Months Ended June 30,	2024	2023	2024	2023	2024	2023
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$(23.9)	$20.7	$5.9	$(5.2)	$(18.0)	$15.5
Reclassification adjustment for net losses included in income	—	23.5	—	(5.8)	—	17.7
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(7.2)	—	1.8	—	(5.4)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.3)	(0.8)	—	0.2	(0.3)	(0.6)
Cash flow hedge:
Change in unrealized gains on derivatives	(22.5)	(14.1)	5.8	3.5	(16.7)	(10.6)
Reclassification adjustment for derivatives net losses included in income	8.1	2.0	(2.1)	(0.5)	6.0	1.5
Total other comprehensive income (loss)	$(38.6)	$24.1	$9.6	$(6.0)	$(29.0)	$18.1

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2024	December 31, 2023
Net unrealized loss on investment securities available-for-sale	$(368.1)	$(350.1)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.8)	(5.6)
Net unrealized loss on derivatives	(11.6)	(0.8)
Net accumulated other comprehensive loss	$(385.5)	$(356.5)
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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and the six months ended June 30, 2024 and 2023.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three and the six months ended June 30, 2024 and 2023.

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
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable, or that can be corroborated by observable market data. The inputs used to determine fair value include the United States Dollar – Secured Overnight Financing Rate (“SOFR”) forward curve to estimate variable rate cash inflows and SOFR to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The change in the value of derivative assets attributable to basis risk, or the risk that offsetting investments in a hedging strategy will not experience price changes in entirely opposite directions, was not significant in the reported periods. The Company also compares the reasonableness of the pricing semi-annually through a validation process involving additional independent third parties.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$222.9	$—	$222.9	$—
State, county, and municipal securities	213.0	—	213.0	—
Obligations of U.S. government agencies	162.9	—	162.9	—
U.S. agency commercial mortgage-backed securities	1,107.7	—	1,107.7	—
U.S. agency residential mortgage-backed securities	1,267.2	—	1,267.2	—
Collateralized mortgage obligations	1,124.6	—	1,124.6	—
Private mortgage-backed securities	198.4	—	198.4	—
Collateralized loan obligations	1,068.6	—	1,068.6	—
Corporate securities	237.8	—	237.8	—
Loans held for sale	3.1	—	3.1	—
Derivative assets:
Interest rate swap contracts	45.0	—	45.0	—
Derivative liabilities:
Interest rate collars	4.0	—	4.0	—
Interest rate swap contracts	153.2	—	153.2	—
Deferred compensation plan assets	20.6	—	20.6	—
Deferred compensation plan liabilities	20.6	—	20.6	—

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
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$103.9	$—	$—	$103.9
Loans held for sale	19.2	—	—	19.2
Other real estate owned	6.7	—	—	6.7
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$52.6	$—	$—	$52.6
Loans held for sale	46.9	—	—	46.9
Other real estate owned	16.5	—	—	16.5
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2024 and December 31, 2023, the Company had collateral-dependent loans with a carrying and fair value of $103.9 million and $52.6 million, respectively.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2024 and December 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.0 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	June 30, 2024	December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$103.9	$52.6	Appraisal	Appraisal adjustment	0%	-	85%	(41%)
Loans held for sale	19.2	46.9	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0	-	28	(24)
Other real estate owned	6.7	16.5	Appraisal	Appraisal adjustment	19	-	90	(43)
Long-lived assets to be disposed of by sale	1.0	1.0	Appraisal	Appraisal adjustment	0	-	0	0
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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$958.5	$958.5	$958.5	$—	$—
Investment debt securities available-for-sale	5,603.1	5,603.1	—	5,603.1	—
Investment debt securities held-to-maturity	2,798.5	2,440.4	—	2,440.4	—
Accrued interest receivable	126.4	126.4	—	126.4	—
Mortgage servicing rights, net	27.0	38.9	—	38.9	—
Loans held for sale	22.3	22.3	—	3.1	19.2
Net loans held for investment	18,002.2	17,259.6	—	17,155.7	103.9
Derivative assets	45.0	45.0	—	45.0	—
Deferred compensation plan assets	20.6	20.6	—	20.6	—
Total financial assets	$27,603.6	$26,514.8	$958.5	$25,433.2	$123.1

Financial liabilities:
Total deposits, excluding time deposits	$20,029.9	$20,029.9	$20,029.9	$—	$—
Time deposits	2,840.8	2,814.2	—	2,814.2	—
Securities sold under repurchase agreements	741.8	741.8	—	741.8	—
Other borrowed funds	2,430.0	2,430.0	—	2,430.0	—
Accrued interest payable	71.1	71.1	—	71.1	—
Long-term debt	383.4	380.7	—	380.7	—
Subordinated debentures held by subsidiary trusts	163.1	153.9	—	153.9	—
Derivative liabilities	157.2	157.2	—	157.2	—
Deferred compensation plan liabilities	20.6	20.6	—	20.6	—
Total financial liabilities	$26,837.9	$26,799.4	$20,029.9	$6,769.5	$—

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

(15)    Recent Authoritative Accounting Guidance
ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method that permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand certain information about its investments that generate income tax credits and other income tax benefits from a tax credit program. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Amendments in this ASU became effective for the Company on January 1, 2024. The Company elected the modified retrospective approach for qualifying New Market Tax Credits and adjusted beginning retained earnings by an increase of $1.2 million related to the previously recorded deferred taxes. Prospectively, both the amortization of the investment in Low Income Housing Tax Credits and the New Market Tax Credits are recorded net within income tax expense.

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
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company currently has one reportable operating segment, Community Banking. This ASU will not impact the Company’s consolidated financial statements and will have minimal impact to the disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.
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
(16)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On July 24, 2024, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on August 15, 2024 to shareholders of record as of August 5, 2024.
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

Fully-Taxable Equivalent Basis. The Company adjusts its net interest income to include its interest income on a fully-taxable equivalent (FTE) basis and further adjusts to exclude purchase accounting interest accretion on acquired loans. Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Net interest margin (FTE) is calculated as annualized net interest income on a FTE basis divided by average earning assets. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. These measures are considered standard measures of comparison within the banking industry. We encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure. See Non-GAAP Financial Measures included herein for a reconciliation to the most directly comparable GAAP financial measures.
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
The Company has ample liquidity and the capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of June 30, 2024. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.

As of June 30, 2024, our FDIC insured deposits consisted of 64.6% of total deposits, including accounts eligible for pass-through insurance. As of July 29, 2024, the Bank had available borrowing capacity of $4.2 billion with the FHLB and $1.0 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics, however we’ve now seen a meaningful decrease to 3.0% as of June 2024. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. However, despite the more recent declines, inflationary pressures from the last two years may still have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans or maintain deposits.
The Federal Reserve stated its current objective is to return the rate of inflation to 2.0% and it is closely monitoring the progress that has been made to achieve this goal. The Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 29, 2023. With general inflationary pressures easing, the Federal Reserve has paused activity with the short-term interest rates since July 2023 and has not yet provided definitive guidance on any further changes to short-term interest rates.
The Company’s quarterly yield on interest earning assets increased to 4.80% as of June 30, 2024 from 4.74% as of March 31, 2024, and 4.52% as of June 30, 2023.
The sustained level of short-term interest rates have also impacted the Company’s cost of funds, primarily resulting from the shift of non-interest-bearing deposits into higher-cost, interest-bearing, and time deposit balances as well as variable rate debt. The Company’s cost of funds decreased slightly to 1.86% during the three months ended June 30, 2024, from 1.87% during the three months ended March 31, 2024, and increased from 1.43% during the three months ended June 30, 2023. During the first half of 2024, the change in the mix and yield on earning assets has offset the changes in the mix and cost of funds, resulting in an increase of the Company’s net interest margin during the three months ended June 30, 2024 to 2.97% from 2.91% during the three months ended March 31, 2024. The change in mix and cost of funds more than offset the change in the mix and yield on earning assets as the net interest margin declined from 3.09% for the three months ended June 30, 2023. The Company’s FTE net interest margin increased to 3.00% during the three months ended June 30, 2024, from 2.93% during the three months ended March 31, 2024, and decreased from 3.12% during the three months ended June 30, 2023.
A slowdown, downturn, or recession in the U.S. economy could impact the Company by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate our financial condition and our results of operations. We monitor and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as various financial ratios that are commonly used in our industry and monitored by our regulators. We analyze these ratios and financial trends against both our own historical levels as well as the financial condition and performance of comparable banking institutions in our region and nationally.
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

Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, and are also referenced in Note 1 to the unaudited financial statements in this quarterly report. There have been no material changes during the second quarter of 2024 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Net Income
Net income decreased $7.0 million to $60.0 million, or $0.58 per share, during the three months ended June 30, 2024, as compared to net income of $67.0 million, or $0.65 per share, for the same period in 2023, and is primarily attributable to lower net interest income resulting from higher interest expense on interest-bearing liabilities during the 2024 period. This decrease in net interest income was partially offset by lower non-interest expenses.
Net income decreased $4.9 million to $118.4 million, or $1.15 per share during the six months ended June 30, 2024, as compared to net income of $123.3 million, or $1.19 per share for the same period in 2023. The decrease during the six months ended June 30, 2024 when compared to the same period in 2023 was primarily attributable to lower net interest income resulting from higher interest expense on interest-bearing liabilities. This decrease was partially offset by an increase in non-interest income resulting from a $23.4 million loss on the disposition of available-for-sale investment securities during the 2023 period as well as from lower non-interest expenses during the 2024 period.
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

For the periods indicated, the following table presents average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	June 30, 2024			June 30, 2023
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest-earning assets:
Loans (1)	$18,253.9	$254.4	5.61%	$18,351.5	$243.2	5.32%
Investment securities:
Taxable	8,311.6	62.3	3.01	9,139.2	66.1	2.90
Tax-exempt	187.8	0.8	1.71	192.9	1.0	2.08
Investment in FHLB and FRB stock	185.5	3.3	7.16	225.2	3.4	6.06
Interest-bearing deposits in banks	348.0	4.9	5.66	419.4	5.4	5.16
Federal funds sold	0.1	—	—	0.6	—	—
Total interest-earning assets	$27,286.9	$325.7	4.80%	$28,328.8	$319.1	4.52%
Non-interest-earning assets	2,853.7			2,958.8
Total assets	$30,140.6			$31,287.6
Interest-bearing liabilities:
Demand deposits	$6,142.9	$13.9	0.91%	$6,417.2	$9.9	0.62%
Savings deposits	7,760.3	40.8	2.11	7,951.3	28.4	1.43
Time deposits	2,863.4	26.2	3.68	2,517.1	15.3	2.44
Repurchase agreements	775.5	1.9	0.99	1,020.6	1.5	0.59
Other borrowed funds	2,501.9	31.8	5.11	2,966.4	39.3	5.31
Long-term debt	377.2	4.4	4.69	120.8	1.4	4.65
Subordinated debentures held by subsidiary trusts	163.1	3.3	8.14	163.1	3.1	7.62
Total interest-bearing liabilities	$20,584.3	$122.3	2.39%	$21,156.5	$98.9	1.88%
Non-interest-bearing deposits	5,868.7			6,521.9
Other non-interest-bearing liabilities	492.3			426.3
Stockholders’ equity	3,195.3			3,182.9
Total liabilities and stockholders’ equity	$30,140.6			$31,287.6
Net FTE interest income (non-GAAP)(3)		$203.4			$220.2
Less FTE adjustments(2)		(1.7)			(1.8)
Net interest income from consolidated statements of income		$201.7			$218.4
Interest rate spread			2.41%			2.64%
Net interest margin			2.97			3.09
Net FTE interest margin (non-GAAP)(3)			3.00			3.12
Cost of funds, including non-interest-bearing demand deposits (4)			1.86			1.43

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 21% tax rate.
(3) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. Net FTE interest income and net FTE interest margin are non-GAAP financial measures. See “Non-GAAP Reconciliations” included herein for a reconciliation to the most directly comparable GAAP financial measures.

(4) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.
(5) Dividends on FHLB and FRB stock.
Net interest income decreased $16.7 million during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense resulting from higher costs of interest-bearing liabilities.
Net interest income included interest accretion related to the fair valuation of acquired loans of $5.1 million during the three months ended June 30, 2024, compared to interest accretion of $4.6 million during the three months ended June 30, 2023.

Our net interest margin ratio decreased 12 basis points to 2.97% for the three months ended June 30, 2024, as compared to 3.09% for the same period in 2023 and our net FTE interest margin ratio, a non-GAAP financial measure, decreased 12 basis points for the three months ended June 30, 2024, as compared to the same period in 2023. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 13 basis points to 2.92% during the three months ended June 30, 2024, as compared to 3.05% for the same period in 2023. The decreases in net interest margin ratio were primarily a result of higher interest bearing deposit and borrowing costs and a less favorable funding mix, which were partially offset by loan yield expansion and a modestly favorable change in the mix of earning assets.

Average Balance Sheets, Yields and Rates	Six Months Ended
(Dollars in millions)	June 30, 2024			June 30, 2023
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest earning assets:
Loans (1)	$18,271.5	$508.0	5.59%	$18,312.7	$480.4	5.29%
Investment securities
Taxable	8,518.9	126.8	2.99	9,559.0	138.3	2.92
Tax-exempt	188.4	1.7	1.81	209.1	2.1	2.03
Investment in FHLB and FRB stock	191.9	6.6	6.92	217.9	6.4	5.92
Interest-bearing deposits in banks	322.3	9.0	5.62	392.7	9.6	4.93
Federal funds sold	0.1	—	—	0.7	—	—
Total interest-earning assets	$27,493.1	$652.1	4.77%	$28,692.1	$636.8	4.48%
Non-interest-earning assets	2,839.8			2,955.2
Total assets	$30,332.9			$31,647.3
Interest-bearing liabilities:
Demand deposits	$6,146.6	$26.8	0.88%	$6,693.8	$18.6	0.56%
Savings deposits	7,771.1	79.9	2.07	8,177.8	51.2	1.26
Time deposits	2,917.9	53.3	3.67	2,287.6	24.1	2.12
Repurchase agreements	788.8	4.2	1.07	1,013.2	2.6	0.52
Other borrowed funds	2,636.9	67.4	5.14	2,791.8	70.5	5.09
Long-term debt	367.0	8.7	4.77	120.8	2.9	4.84
Subordinated debentures held by subsidiary trusts	163.1	6.6	8.14	163.1	6.0	7.42
Total interest-bearing liabilities	$20,791.4	$246.9	2.39%	$21,248.1	$175.9	1.67%
Non-interest-bearing deposits	5,850.5			6,791.9
Other non-interest-bearing liabilities	479.1			442.3
Stockholders’ equity	3,211.9			3,165.0
Total liabilities and stockholders’ equity	$30,332.9			$31,647.3
Net FTE interest income (non-GAAP)(3)		$405.2			$460.9
Less FTE adjustments’(2)		(3.4)			(3.6)
Net interest income from consolidated statements of income		$401.8			$457.3
Interest rate spread			2.38%			2.81%
Net interest margin			2.94			3.21
Net FTE interest margin (non-GAAP)(3)			2.96			3.24
Cost of funds, including non-interest-bearing demand deposits (4)			1.86			1.27

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 21% tax rate.
(3) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. Net FTE interest income and net FTE interest margin are non-GAAP financial measures. See “Non-GAAP Reconciliations” included herein for a reconciliation to the most directly comparable GAAP financial measures.

(4) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.
(5) Dividends on FHLB and FRB stock.

Net interest income decreased $55.5 million during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense resulting from higher costs of interest-bearing deposits, partially offset by an increase in interest income on loans.
Net interest income included interest accretion related to the fair valuation of acquired loans of $11.6 million during the six months ended June 30, 2024, compared to interest accretion of $9.8 million for the same period in 2023.
Our net FTE interest margin ratio, a non-GAAP measure, decreased 28 basis points for the six months ended June 30, 2024, as compared to the same period in 2023. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 29 basis points to 2.88% during the six months ended June 30, 2024, as compared to 3.17% for the same period in 2023.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the six months ended June 30, 2024 and 2023. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023
	Volume	Rate(2)	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1.3)	$12.5	$11.2	$(1.1)	$28.7	$27.6
Investment securities (1)	(6.0)	2.0	(4.0)	(15.3)	3.4	(11.9)
Investment in FHLB and FRB stock	(0.6)	0.5	(0.1)	(0.8)	1.0	0.2
Interest bearing deposits in banks	(0.9)	0.4	(0.5)	(1.7)	1.1	(0.6)
Total change	(8.8)	15.4	6.6	(18.9)	34.2	15.3
Interest bearing liabilities:
Demand deposits	(0.4)	4.4	4.0	(1.5)	9.7	8.2
Savings deposits	(0.7)	13.1	12.4	(2.5)	31.2	28.7
Time deposits	2.1	8.8	10.9	6.6	22.6	29.2
Repurchase agreements	(0.4)	0.8	0.4	(0.6)	2.2	1.6
Other borrowed funds	(6.1)	(1.4)	(7.5)	(3.9)	0.8	(3.1)
Long-term debt	3.0	—	3.0	5.9	(0.1)	5.8
Subordinated debentures held by subsidiary trusts	—	0.2	0.2	—	0.6	0.6
Total change	(2.5)	25.9	23.4	4.0	67.0	71.0
Decrease in FTE net interest income (1)	$(6.3)	$(10.5)	$(16.8)	$(22.9)	$(32.8)	$(55.7)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended		Six Months Ended
(In millions, except % and per share data)		Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net interest income	(A)	$201.7	$218.4	$401.8	$457.3
FTE interest income		1.7	1.8	3.4	3.6
Net FTE interest income (Non-GAAP)	(B)	203.4	220.2	405.2	460.9
Less purchase accounting accretion		5.1	4.6	11.6	9.8
Adjusted net FTE interest income (Non-GAAP)	(C)	$198.3	$215.6	$393.6	$451.1

Average interest-earning assets	(D)	$27,286.9	$28,328.8	$27,493.1	$28,692.1

Net interest margin (GAAP)	(A) / (D)	2.97%	3.09%	2.94%	3.21%
Net FTE interest margin (Non-GAAP)	(B) / (D)	3.00	3.12	2.96	3.24
Adjusted FTE net interest margin (Non-GAAP)	(C) / (D)	2.92	3.05	2.88	3.17
Provision for Credit Losses
The Company had a $9.0 million provision for credit losses, which included a provision for credit losses of $18.6 million on loans held for investment and a reduction of credit losses for unfunded commitments of $9.6 million during the three months ended June 30, 2024, as compared to an $11.7 million provision for credit losses during same period in 2023. The provision incorporated the impact of credit movement during the quarter, changes in loan balances, and net charge-offs of $13.5 million, or an annualized 0.30% of average loans outstanding during the three months ended June 30, 2024, as compared to $11.4 million, or an annualized 0.25% of average loans outstanding during the same period in 2023. Net loan charge-offs in the second quarter of 2024 were composed of charge-offs of $16.3 million, including a $6.8 million charge-off related to a construction real estate loan, and recoveries of $2.8 million.
The provision during the six months ended June 30, 2024 of $14.3 million included a provision for credit losses on loans held for investment of $27.0 million, a reduction of credit losses on unfunded commitments of $12.6 million, and a reduction of credit losses on investment securities of $0.1 million. This compares to a provision for credit losses of $26.9 million during the same period in 2023. The allowance for credit losses is updated quarterly based on the attributes of the current loan and investment securities portfolios, asset quality metrics, and a review of the current economic outlook.
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
Non-Interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the periods indicated:

Non-Interest Income	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2024	2023			2024	2023
Payment services revenues	$18.6	$20.1	$(1.5)	(7.5)%	$37.0	$38.8	$(1.8)	(4.6)%
Mortgage banking revenues	1.7	2.6	(0.9)	(34.6)	3.4	4.9	(1.5)	(30.6)
Wealth management revenues	9.4	8.8	0.6	6.8	18.6	17.8	0.8	4.5
Service charges on deposit accounts	6.4	5.8	0.6	10.3	12.4	11.0	1.4	12.7
Other service charges, commissions and fees	2.1	2.4	(0.3)	(12.5)	4.3	4.8	(0.5)	(10.4)
Investment securities losses, net	—	(0.1)	0.1	(100.0)	—	(23.5)	23.5	(100.0)
Other income	4.4	4.5	(0.1)	(2.2)	9.0	6.7	2.3	34.3
Total non-interest income	$42.6	$44.1	$(1.5)	(3.4)	$84.7	$60.5	$24.2	40.0

Total non-interest income decreased $1.5 million for the three months ended June 30, 2024, as compared to the same period in 2023 and increased $24.2 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease for the three months ended June 30, 2024 reflects lower incentives related to growth in our credit card volume. The increase for the six months ended June 30, 2024 was primarily the result of the realized loss of $23.4 million on the disposition of available-for-sale investment securities and a $1.9 million loss related to the fair value of loans held for sale recognized through other income during the six months ended June 30, 2023, which is partially offset by lower incentives related to growth in our credit card volume during the six months ended June 30, 2024.
Non-Interest Expense
Non-interest expense decreased $7.0 million during the three months ended June 30, 2024 compared to the same period in 2023 and decreased $12.6 million during the six months ended June 30, 2024 as compared to the same period in 2023. The decreases were driven by lower salaries and wages, employee benefits, software costs, and other expenses. These decreases were partially offset by increases in OREO expenses and FDIC insurance premiums.
The following table presents the composition of our non-interest expense as of the periods indicated:

Non-Interest Expense	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2024	2023			2024	2023
Salaries and wages	$66.3	$68.1	$(1.8)	(2.6)%	$131.5	$133.7	$(2.2)	(1.6)%
Employee benefits	16.9	19.3	(2.4)	(12.4)	36.2	42.1	(5.9)	(14.0)
Outsourced technology services	14.0	15.3	(1.3)	(8.5)	27.6	30.0	(2.4)	(8.0)
Occupancy, net	11.7	11.7	—	—	24.0	24.2	(0.2)	(0.8)
Furniture and equipment	5.2	5.6	(0.4)	(7.1)	10.2	11.5	(1.3)	(11.3)
OREO expense, net of income	2.0	0.6	1.4	233.3	4.0	0.8	3.2	400.0
Professional fees	5.1	5.3	(0.2)	(3.8)	11.9	9.8	2.1	21.4
FDIC insurance premiums	6.6	4.7	1.9	40.4	14.0	10.4	3.6	34.6
Other intangibles amortization	3.7	3.9	(0.2)	(5.1)	7.4	7.9	(0.5)	(6.3)
Other expenses	25.4	29.4	(4.0)	(13.6)	50.3	59.3	(9.0)	(15.2)
Total non-interest expense	$156.9	$163.9	$(7.0)	(4.3)	$317.1	$329.7	$(12.6)	(3.8)
Salaries and wages expense decreased $1.8 million during the three months ended June 30, 2024 and decreased $2.2 million during the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases during the three and the six months ended June 30, 2024 are primarily due to lower salaries and wages and net severance costs as a result of staffing reductions, which were partially offset by higher short-term incentive accruals.
Employee benefits expense decreased $2.4 million during the three months ended June 30, 2024 and decreased $5.9 million during the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to lower health insurance costs and lower payroll taxes, partially offset by higher long-term incentive accruals.
Outsourced technology services expense decreased $1.3 million during the three months ended June 30, 2024, as compared to the same period in 2023 and decreased $2.4 million during the six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to cost efficiencies realized related to software maintenance costs.
OREO expense, net of income increased $1.4 million during the three months ended June 30, 2024 and increased $3.2 million during the six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to OREO valuation write-downs and disposals.
Professional fees decreased $0.2 million during the three months ended June 30, 2024 and increased $2.1 million during the six months ended June 30, 2024, as compared to the same periods in 2023. The increase during the six months ended June 30, 2024 was primarily due to an increase in audit fees, along with consulting services related to process improvements.
FDIC insurance premiums increased $1.9 million during the three months ended June 30, 2024 and increased $3.6 million during the six months ended June 30, 2024, compared to the same periods in 2023, primarily resulting from a $1.5 million special assessment accrual recorded during the six months ended June 30, 2024.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $4.0 million during the three months ended June 30, 2024 and decreased $9.0 million during the six months ended June 30, 2024, compared to the same periods in 2023, primarily resulting from decreases in credit card reward accruals, new market tax credit amortization expenses, which moved to income tax expenses, as a result of the adoption of ASU 2023-02, fraud losses, travel costs, and continued focus on our cost saving initiatives.
Income Tax Expense
Our effective tax rate was 23.5% for the three months ended June 30, 2024 compared to 22.9% for the three months ended June 30, 2023 and 23.7% for the six months ended June 30, 2024 compared to 23.5% for the same period in 2023. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 24.9% are due to the proportion of non-taxable revenues, non-deductible expenses, and net benefits from tax credits as compared to the levels of pre-tax earnings. Additionally, in connection with the Company’s adoption of ASU 2023-02 on January 1, 2024, the Company began recording proportional amortization of New Market Tax Credits as a component of income tax expense instead of other expenses.
Financial Condition
Total Assets
Total assets decreased $381.7 million, or 1.2%, to $30,289.5 million as of June 30, 2024, from $30,671.2 million as of December 31, 2023, primarily due to decreases in investment securities, partially offset by an increase in cash and cash equivalents. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.
Investment Securities
We manage our investment portfolio primarily as a source of liquidity. In doing so, we seek to obtain the highest risk adjusted return within our risk tolerance and liquidity guidelines, while satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio is primarily comprised of U.S. treasuries, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, U.S. government agency, collateralized loan obligations, corporate securities, and tax-exempt securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.
Investment securities decreased $647.8 million, or 7.2%, to $8,401.6 million, or 27.7% of total assets, as of June 30, 2024, from $9,049.4 million, or 29.5% of total assets, as of December 31, 2023. The decrease was primarily resulting from normal pay-downs and maturities and $23.9 million decline in fair market values, partially offset by $77.2 million of reinvestment into investment securities.
As of June 30, 2024 and December 31, 2023, the estimated duration of our investment portfolio was 3.5 years.
As of June 30, 2024 and December 31, 2023, we had $6,706.0 million and $8,284.5 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. At June 30, 2024 and December 31, 2023, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $0.8 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $44.6 million as of June 30, 2024 as compared to December 31, 2023.

The following table presents the composition and comparison of loans held for investment for the periods indicated:

	June 30, 2024	December 31, 2023	$ Change	% Change
Real estate:
Commercial	$9,054.5	$8,869.2	$185.3	2.1%
Construction	1,519.9	1,826.5	(306.6)	(16.8)
Residential	2,246.4	2,244.3	2.1	0.1
Agricultural	723.5	716.8	6.7	0.9
Total real estate	13,544.3	13,656.8	(112.5)	(0.8)
Consumer:
Indirect	733.7	740.9	(7.2)	(1.0)
Direct and advance lines	139.0	141.6	(2.6)	(1.8)
Credit card	76.1	76.5	(0.4)	(0.5)
Total consumer	948.8	959.0	(10.2)	(1.1)
Commercial	3,052.9	2,906.8	146.1	5.0
Agricultural	698.2	769.4	(71.2)	(9.3)
Other, including overdrafts	3.1	0.1	3.0	NM
Deferred loan fees and costs	(12.3)	(12.5)	0.2	(1.6)
Loans held for investment, net of deferred loan fees and costs	$18,235.0	$18,279.6	$(44.6)	(0.2)
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $59.2 million, or 55.6%, to $165.6 million, as of June 30, 2024, from $106.4 million as of December 31, 2023, primarily driven by a loan downgrade in the first quarter of 2024 related to a single $54.4 million commercial and industrial loan relationship. As of June 30, 2024 there were approximately $57.9 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $2.6 million as of June 30, 2024, a decrease of $2.3 million, or 46.9%, from $4.9 million as of December 31, 2023.
Other Real Estate Owned (“OREO”). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We initially record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $9.8 million, or 59.4%, to $6.7 million as of June 30, 2024, from $16.5 million as of December 31, 2023 resulting from the disposal of a $9.0 million agricultural real estate property.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Non-performing loans:
Non-accrual loans	$165.6	$106.4	$86.1
Accruing loans past due 90 days or more	2.6	4.9	6.7
Total non-performing loans	168.2	111.3	92.8
OREO	6.7	16.5	14.4
Total non-performing assets	$174.9	$127.8	$107.2
Non-accrual loans to loans held for investment	0.91%	0.58%	0.47%
Non-performing loans to loans held for investment	0.92	0.61	0.51
Non-performing assets to loans held for investment and OREO	0.96	0.70	0.59
Non-performing assets to total assets	0.58	0.42	0.35
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Real estate:
Commercial	$37.8	22.4%	$28.2	25.3%
Construction	9.4	5.6	17.2	15.5
Residential	14.4	8.6	11.3	10.2
Agricultural	4.8	2.9	5.4	4.8
Total real estate	66.4	39.5	62.1	55.8
Consumer	4.3	2.6	4.0	3.6
Commercial	73.4	43.6	11.8	10.6
Agricultural	24.1	14.3	33.4	30.0
Total non-performing loans	$168.2	100.0%	$111.3	100.0%

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
(3)Qualitative allowance adjustments are determined based on asset quality trends, industry concentrations, environmental risks, changes in portfolio composition, and other qualitative risk factors, both internal and external to the Company. Other qualitative factors, including changes in loan and lending policies, collateral quality, underwriting standards and personnel, credit review quality, and model imprecision, are also considered.
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
Our allowance for credit losses was $232.8 million, or 1.28% of loans held for investment as of June 30, 2024 compared to $227.7 million, or 1.25% of loans held for investment, as of December 31, 2023. The Company’s allowance for off-balance sheet credit losses was $5.8 million as of June 30, 2024, compared to $18.4 million as of December 31, 2023, due to a decline in off-balance sheet commitments.

Although we have established our allowance for credit losses in accordance with GAAP in the United States and we believe that the allowance for credit losses is appropriate to provide for known and expected losses in the portfolio, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required.
The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended			Six Months Ended
(Dollars in millions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023

Beginning balance	$227.7	$226.7	$226.1	$227.7	$220.1
Provision for credit losses	18.6	5.8	9.9	27.0	22.1
Charge offs:
Real estate
Commercial	2.8	1.3	0.3	5.7	4.6
Construction	6.9	0.6	9.7	7.0	9.7
Residential	0.4	—	—	0.6	0.5
Consumer	4.0	3.6	3.3	7.8	6.7
Commercial	2.2	1.2	0.8	6.2	1.5
Total charge-offs	16.3	6.7	14.1	27.3	23.0
Recoveries:
Real estate
Commercial	0.1	0.1	0.6	0.7	0.7
Construction	—	0.1	—	—	—
Residential	0.1	—	—	0.1	—
Agricultural	—	—	0.2	0.1	0.3
Consumer	1.3	1.0	1.4	2.3	2.6
Commercial	1.3	0.7	0.4	1.9	1.4
Agricultural	—	—	0.1	0.3	0.4
Total recoveries	2.8	1.9	2.7	5.4	5.4
Net charge-offs	13.5	4.8	11.4	21.9	17.6
Ending balance	$232.8	$227.7	$224.6	$232.8	$224.6

Allowance for off-balance sheet credit losses:
Beginning balance	$15.4	$18.8	$17.8	$18.4	$16.2
(Reduction of) provision for credit losses	(9.6)	(0.4)	3.0	(12.6)	4.6
Ending balance	$5.8	$18.4	$20.8	$5.8	$20.8

Allowance for credit losses on investment securities:
Beginning balance	$0.7	$0.8	$3.3	$0.8	$1.9
Reduction of provision for investment securities	—	—	(1.2)	(0.1)	0.2
Ending balance	$0.7	$0.8	$2.1	$0.7	$2.1

Total allowance for credit losses	$239.3	$246.9	$247.5	$239.3	$247.5
Total provision for (reduction of) credit losses	9.0	5.4	11.7	14.3	26.9
Loans held for investment, net of deferred fees and costs	18,235.0	18,279.6	18,263.4	18,235.0	18,263.4
Average loans	18,253.9	18,255.9	18,351.5	18,271.5	18,312.7
Net loans charged-off to average loans, annualized	0.30%	0.10%	0.25%	0.24%	0.19%
Allowance to non-accrual loans	140.58	214.00	260.86	140.58	260.86
Allowance to loans held for investment	1.28	1.25	1.23	1.28	1.23

Total Liabilities
Total liabilities decreased $379.5 million, or 1.4%, to $27,064.2 million as of June 30, 2024, from $27,443.7 million as of December 31, 2023, primarily due to decreases in deposits and other borrowed funds, partially offset by an increase in long-term debt resulting from a restructure of our short-term borrowings during the first quarter of 2024. Significant fluctuations in liability accounts are discussed below.

Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $452.4 million, or 1.9%, to $22,870.7 million as of June 30, 2024, from $23,323.1 million as of December 31, 2023, with decreases in all categories except for non-interest-bearing deposits. Included in the decline was $185.0 million of high-cost, government entity deposits the Company allowed to leave the balance sheet during the first quarter of 2024.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Non-interest-bearing demand	$6,174.0	27.0%	$6,029.6	25.9%
Interest bearing:
Demand	6,122.3	26.8	6,507.8	27.9
Savings	7,733.6	33.8	7,775.8	33.3
Time, $250k and over	786.1	3.4	811.6	3.5
Time, other (1)	2,054.7	9.0	2,198.3	9.4
Total interest-bearing	16,696.7	73.0	17,293.5	74.1
Total deposits	$22,870.7	100.0%	$23,323.1	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $7.5 million and $26.6 million as of June 30, 2024 and December 31, 2023, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at June 30, 2024 was $8.1 billion, or 35.4% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Other Borrowed Funds
Other borrowed funds is comprised of FHLB and BTFP overnight and fixed-rate borrowings with contractual tenors of up to one year. Other borrowed funds decreased $173.0 million, or 6.6%, to $2,430.0 million as of June 30, 2024 from $2,603.0 million as of December 31, 2023, as a result of adjusting the funding mix between other borrowed funds and long-term debt.
Long-Term Debt
Long-term debt increased $262.6 million, or 217.4%, to $383.4 million as of June 30, 2024 from $120.8 million as of December 31, 2023, primarily as a result of 18-month FHLB borrowings during the first quarter of 2024.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $2.2 million, or 0.1%, to $3,225.3 million as of June 30, 2024, from $3,227.5 million as of December 31, 2023, due to an increase to the unrealized losses on available-for-sale securities through other comprehensive income, by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and by cash dividends paid, the majority of which was offset by the retention of earnings.
On July 24, 2024, the Company’s board of directors declared a dividend of $0.47 per common share, payable on August 15, 2024, to common stockholders of record as of August 5, 2024. The dividend equates to a 7.1% annual yield based on the $26.48 average closing pricing of the Company’s common stock during the second quarter of 2024.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of June 30, 2024 and December 31, 2023, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the six months ended June 30, 2024, net cash provided by operating activities was $169.9 million, net cash provided by investing activities was $713.3 million and net cash used in financing activities was $502.7 million. Major uses of cash were $452.4 million in outflows of deposits and $173.0 million in repayment of other borrowed funds. Major sources of cash included $262.6 million of advances in long-term debt and $700.3 million in investment security maturities and paydowns. Total cash and cash equivalents were $958.5 million as of June 30, 2024, compared to $578.0 million as of December 31, 2023. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “Financial Condition – Deposits,” included in Part I – Financial Information, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Through the Bank’s relationship with the FHLB, the Bank owns $86.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB. As of June 30, 2024, the Bank had FHLB borrowings of $1,430.0 million with original tenors of one-year or less and $250.0 million with original tenors of greater than one-year. The Bank’s remaining borrowing capacity with the FHLB was $4,246.7 million as of June 30, 2024.
The Bank had a $1.0 billion advance through the BTFP as of June 30, 2024. As of June 30, 2024, the Bank’s borrowing capacity at the Federal Reserve Discount Window was $0.9 billion.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 30% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 50% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at June 30, 2024 project that interest-bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	June 30, 2024
+200	(5.41)%
+100	(2.70)
-100	4.93
-200	8.74
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
The Company uses financial derivative instruments for management of interest rate sensitivity. In August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company. For more information regarding these financial derivative instruments, see “Note - Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We completed during the quarter ended June 30, 2024, the following remediation activities related to the combined deficiencies that aggregated into the material weakness previously identified by management in our Annual Report on Form 10-K for the year ended December 31, 2023;
We, included all fields relevant to financial reporting within the scope of the new deposit account quality assurance review; (ii) we improved the sampling procedures for the new deposit account quality assurance review to achieve additional precision and document the rationale for the scope of the sampling approach based on exception rates believed to be deemed reasonably acceptable and appropriate under the circumstances; (iii) we restricted the ability of an employee to edit relevant ‘keyword’ fields in the workflow system to eliminate the previously identified vulnerability in the segregation of duties configuration; (iv) we completed our review of the workflow system logs in an effort to identify potential instances of unauthorized changes to ‘keywords’ and investigate potential instances of segregation of duties violations, if any, related to deposit account maintenance and loan boarding and maintenance activity, finding no such instances; (v) we implemented a quality assurance process to add an additional layer of control prior to the finalization of each period’s user access reviews and enhanced written procedures for obtaining complete and accurate populations of user access reviews for each system with a manual population; (vi) we modified the timing of annual user access reviews; (vii) we documented attestations of acknowledgment for segregation of duties in change management; and (viii) we identified data transfers between systems specifically impacting the Company’s internal control over financial reporting and enhanced logging activities to demonstrate the effective execution of the control concerning such data transfers.
By virtue of our completion of the foregoing changes in our internal control over financial reporting, we believe that we have effectively remediated the combined deficiencies aggregating into the previously identified material weakness, based on the criteria and guidelines established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, that our system of internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Limitations on the Effectiveness of Controls and Procedures
The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2024.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2024.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
April 1, 2024 to April 30, 2024	1,099	$25.49	—	—
May 1, 2024 to May 31, 2024	659	27.20	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	1,758	$26.13	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 and 2023 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 3, 2024)

10.1†
Amendment to the Company’s 2023 Equity and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, File No. 333-279687, filed on May 23, 2024)

10.2†	Letter Agreement with James R. Scott dated April 2, 2024 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 4, 2024)

10.3*†	Transition and Separation Agreement by and between Kevin P. Riley, First Interstate BancSystem, Inc. and First Interstate Bank, effective July 8, 2024

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101.INS*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 2, 2024	By:	/S/ KEVIN P. RILEY
Kevin P. Riley President and Chief Executive Officer

Date:	August 2, 2024	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer