Form 10-Q
period 2024-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2024-11-04
CIK 860413

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2024 – Common stock	104,529,863

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$438.9	$378.2
Interest-bearing deposits in banks	259.6	199.7
Federal funds sold	0.1	0.1
Total cash and cash equivalents	698.6	578.0
Investment securities:
Available-for-sale, at fair value	5,534.3	5,841.5
Held-to-maturity (estimated fair values of $2,480.5 at September 30, 2024 and $2,874.0 at December 31, 2023)	2,741.3	3,207.9
Total investment securities	8,275.6	9,049.4
FHLB and FRB stock, at cost	155.5	223.2
Loans held for sale ($2.1 and $0.5 of which is recorded at fair value at September 30, 2024 December 31, 2023)	20.9	47.4
Loans held for investment, net of deferred fees and costs	18,027.1	18,279.6
Allowance for credit losses	(225.4)	(227.7)
Net loans held for investment	17,801.7	18,051.9
Goodwill	1,100.9	1,100.9
Company-owned life insurance	511.0	502.4
Premises and equipment, net of accumulated depreciation	432.7	444.3
Other intangibles, net of accumulated amortization	70.4	81.4
Accrued interest receivable	127.3	129.1
Mortgage servicing rights, net of accumulated amortization	26.3	28.3
Other real estate owned	4.4	16.5
Deferred tax asset, net	110.9	150.0
Other assets	259.3	268.4
Total assets	$29,595.5	$30,671.2
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$5,919.0	$6,029.6
Interest bearing	16,945.1	17,293.5
Total deposits	22,864.1	23,323.1
Securities sold under repurchase agreements	557.2	782.7
Accounts payable and accrued expenses	334.7	380.4
Accrued interest payable	87.7	52.2
Other borrowed funds	2,080.0	2,603.0
Long-term debt	137.3	120.8
Allowance for credit losses on off-balance sheet credit exposures	5.6	18.4
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	26,229.7	27,443.7
Stockholders’ equity:
Preferred stock, no par value; 100,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized; 104,529,863 and 103,941,626 shares were issued and outstanding at September 30, 2024 and December 31, 2023	2,457.4	2,448.9
Retained earnings	1,163.3	1,135.1
Accumulated other comprehensive loss, net	(254.9)	(356.5)
Total stockholders’ equity	3,365.8	3,227.5
Total liabilities and stockholders’ equity	$29,595.5	$30,671.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$258.9	$249.9	$763.8	$727.1
Interest and dividends on investment securities:
Taxable	60.7	66.0	187.5	204.3
Exempt from federal taxes	0.7	0.8	2.1	2.5
Interest and dividends on FHLB and FRB stock	2.8	2.9	9.4	9.3
Interest on deposits in banks	4.9	3.0	13.9	12.6
Total interest income	328.0	322.6	976.7	955.8
Interest expense:
Interest on deposits	84.2	68.8	244.2	162.7
Interest on securities sold under repurchase agreements	1.4	1.7	5.6	4.3
Interest on other borrowed funds	32.0	33.6	99.4	104.1
Interest on long-term debt	1.6	1.5	10.3	4.4
Interest on subordinated debentures held by subsidiary trusts	3.3	3.3	9.9	9.3
Total interest expense	122.5	108.9	369.4	284.8
Net interest income	205.5	213.7	607.3	671.0
Provision for credit losses	19.8	(0.1)	34.1	26.8
Net interest income after provision for credit losses	185.7	213.8	573.2	644.2
Non-interest income:
Payment services revenues	18.7	19.2	55.7	58.0
Mortgage banking revenues	1.7	2.0	5.1	6.9
Wealth management revenues	9.6	8.7	28.2	26.5
Service charges on deposit accounts	6.6	6.0	19.0	17.0
Other service charges, commissions, and fees	2.2	2.2	6.5	7.0
Investment securities losses, net	—	—	—	(23.5)
Other income	7.6	3.9	16.6	10.6
Total non-interest income	46.4	42.0	131.1	102.5
Non-interest expense:
Salaries and wages	70.9	65.4	202.4	199.1
Employee benefits	19.7	19.7	55.9	61.8
Outsourced technology services	14.6	14.5	42.2	44.5
Occupancy, net	11.8	11.7	35.8	35.9
Furniture and equipment	5.2	5.3	15.4	16.8
OREO expense, net of income	—	0.5	4.0	1.3
Professional fees	4.2	5.1	16.1	14.9
FDIC insurance premiums	5.2	5.0	19.2	15.4
Other intangibles amortization	3.6	3.9	11.0	11.8
Other expenses	24.2	30.0	74.5	89.3
Total non-interest expense	159.4	161.1	476.5	490.8
Income before income tax	72.7	94.7	227.8	255.9
Provision for income tax	17.2	22.0	53.9	59.9
Net income	$55.5	$72.7	$173.9	$196.0

Earnings per common share (Basic)	$0.54	$0.70	$1.69	$1.89
Earnings per common share (Diluted)	$0.54	$0.70	$1.69	$1.89
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$55.5	$72.7	$173.9	$196.0
Other comprehensive income (loss), before tax:
Investment securities available for sale:
Change in net unrealized gains (losses) during the period	158.5	(72.1)	134.6	(51.4)
Reclassification adjustment for net losses included in income	—	—	—	23.5
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	—	(7.2)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.2)	(0.3)	(0.5)	(1.1)
Cash flow hedges:
Change in unrealized gains (losses) on derivatives	12.4	(13.1)	(10.1)	(27.2)
Reclassification adjustment for derivatives net losses included in income	3.1	2.1	11.2	4.1
Other comprehensive income (loss), before tax	173.8	(83.4)	135.2	(59.3)
Deferred tax (expense) benefit related to other comprehensive (loss) income	(43.2)	20.7	(33.6)	14.7
Other comprehensive income (loss), net of tax	130.6	(62.7)	101.6	(44.6)
Comprehensive income, net of tax	$186.1	$10.0	$275.5	$151.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3
Net income	—	55.5	—	55.5
Other comprehensive income, net of tax expense	—	—	130.6	130.6
Common stock transactions:
3,972 common shares purchased and retired	(0.1)	—	—	(0.1)
4,881 non-vested common shares issued	—	—	—	—
31,664 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.6	—	—	3.6
Common stock cash dividends declared ($0.47 per share)	—	(49.1)	—	(49.1)
Balance at September 30, 2024	$2,457.4	$1,163.3	$(254.9)	$3,365.8

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2023	$2,481.3	$1,098.8	$(459.0)	$3,121.1
Net income	—	72.7	—	72.7
Other comprehensive loss, net of tax expense	—	—	(62.7)	(62.7)
Common stock transactions:
494 common shares purchased and retired	—	—	—	—
12,663 non-vested common shares issued	—	—	—	—
21,481 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.6	—	—	3.6
Common stock cash dividends declared ($0.47 per share)	—	(49.2)	—	(49.2)
Balance at September 30, 2023	$2,484.9	$1,122.3	$(521.7)	$3,085.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	173.9	—	173.9
Other comprehensive income, net of tax expense	—	—	101.6	101.6
Common stock transactions:
49,420 common shares purchased and retired	(1.2)	—	—	(1.2)
742,979 non-vested common shares issued	—	—	—	—
105,322 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	9.7	—	—	9.7
Common cash dividends declared ($1.41 per share)	—	(146.9)	—	(146.9)
Balance at September 30, 2024	$2,457.4	$1,163.3	$(254.9)	$3,365.8

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	196.0	—	196.0
Other comprehensive loss, net of tax expense	—	—	(44.6)	(44.6)
Common stock transactions:
55,922 common shares purchased and retired	(1.9)	—	—	(1.9)
683,574 non-vested common shares issued	—	—	—	—
58,304 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	8.6	—	—	8.6
Common cash dividends declared ($1.41 per share)	—	(146.4)	—	(146.4)
Balance at September 30, 2023	$2,484.9	$1,122.3	$(521.7)	$3,085.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Nine Months Ended September 30,
(Unaudited)	2024	2023
Cash flows from operating activities:
Net income	$173.9	$196.0
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	34.1	26.8
Net gain on disposal of premises and equipment	—	(1.7)
Depreciation and amortization	41.4	40.5
Net premium amortization on investment securities	0.9	1.7
Net loss on investment securities transactions	—	23.5
Realized and unrealized net gains on mortgage banking activities	(1.4)	(2.3)
Net gain on sale of OREO	(0.4)	(0.1)
Write-downs of OREO and other assets pending disposal	4.2	1.1
Deferred taxes	6.6	9.9
Net increase in cash surrender value of company-owned life insurance	(10.7)	(8.1)
Stock-based compensation expense	9.7	8.6
Originations of mortgage loans held for sale	(131.4)	(250.8)
Proceeds from sales of mortgage loans held for sale	130.7	255.9
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	1.8	(10.9)
Decrease in other assets	10.9	38.5
Increase in accrued interest payable	35.5	49.2
Decrease in accounts payable and accrued expenses	(46.0)	(19.1)
Net cash provided by operating activities	259.8	358.7
Cash flows from investing activities:
Purchases of investment securities:
Available-for-sale	(102.2)	—
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	470.0	174.0
Available-for-sale	539.4	1,276.3
Purchases of FHLB and FRB stock	(92.4)	(187.3)
Proceeds from sales of FHLB and FRB stock	160.1	196.4
Proceeds from bank-owned life insurance settlements	2.1	5.2
Net change in loans held for investment	226.5	(118.1)
Proceeds from sale of OREO	12.9	2.6
Capital expenditures, net of sales	(16.4)	(19.4)
Net cash provided by investing activities	1,200.0	1,329.7
Cash flows from financing activities:
Net decrease in deposits	(459.0)	(1,394.1)
Net decrease in securities sold under repurchase agreements	(225.5)	(163.4)
Net decrease in other borrowed funds	(773.0)	(260.0)
Repayments of long-term debt	(0.1)	(0.1)
Advances on long-term debt	266.5	—
Purchase and retirement of common stock	(1.2)	(1.8)
Dividends paid to common stockholders	(146.9)	(146.4)
Net cash used in financing activities	(1,339.2)	(1,965.8)
Net increase (decrease) in cash and cash equivalents	120.6	(277.4)
Cash and cash equivalents at beginning of period	578.0	870.5
Cash and cash equivalents at end of period	$698.6	$593.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Nine Months Ended September 30,
(Unaudited)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12.1	$39.0
Cash paid during the period for interest expense	333.9	235.6
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1.1	$6.4
Transfer of held-to-maturity to available-for sale securities	—	23.0
Transfer of held for investment loans to held-for-sale	—	3.1
Transfer of loans to OREO	4.6	2.5
Capitalization of internally originated mortgage servicing rights	0.5	0.9
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    Basis of Presentation
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2024 and December 31, 2023, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the nine months ended September 30, 2024 and 2023, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2023 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the financial statements as of September 30, 2024. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a description of significant accounting policies. Operating results for the three and the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
(2)    Investment Securities
The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$(19.2)	$231.0
State, county, and municipal securities	252.8	—	(31.9)	220.9
Obligations of U.S. government agencies	171.9	—	(6.5)	165.4
U.S. agency commercial mortgage-backed securities	1,164.1	1.4	(60.2)	1,105.3
U.S. agency residential mortgage-backed securities	1,354.2	2.4	(94.2)	1,262.4
Collateralized mortgage obligations	1,202.1	2.2	(87.7)	1,116.6
Private mortgage-backed securities	223.3	—	(23.7)	199.6
Collateralized loan obligation	987.4	0.6	—	988.0
Corporate securities	260.0	—	(14.9)	245.1
Total	$5,866.0	$6.6	$(338.3)	$5,534.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

September 30, 2024	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$99.6	$—	$99.6	$—	$(0.4)	$99.2
State, county, and municipal securities	176.7	—	176.7	0.3	(20.6)	156.4
Obligations of U.S. government agencies	356.4	—	356.4	—	(32.0)	324.4
U.S. agency commercial mortgage-backed securities	493.0	—	493.0	—	(41.8)	451.2
U.S. agency residential mortgage-backed securities	1,119.5	—	1,119.5	0.5	(106.2)	1,013.8
Collateralized mortgage obligations	439.8	—	439.8	0.8	(57.8)	382.8
Corporate securities	57.0	(0.7)	56.3	—	(3.6)	52.7
Total	$2,742.0	$(0.7)	$2,741.3	$1.6	$(262.4)	$2,480.5
(1) Amortized cost presented above includes $8.6 million of unamortized gains in U.S. agency residential and commercial mortgage-backed securities and collateralized mortgage obligations related to the 2021 transfer of securities from available-for-sale to held-to-maturity, and $16.5 million of unamortized losses in state, county, and municipal, obligations of U.S. government agencies and collateralized loan obligations related to the 2022 transfer of securities from available-for-sale to held-to-maturity.

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$(25.5)	$224.7
State, county, and municipal securities	256.7	—	(36.9)	219.8
Obligations of U.S. government agencies	179.4	—	(10.9)	168.5
U.S. agency commercial mortgage-backed securities	1,192.7	0.6	(87.7)	1,105.6
U.S. agency residential mortgage-backed securities	1,496.3	1.2	(130.6)	1,366.9
Collateralized mortgage obligations	1,308.5	1.3	(120.3)	1,189.5
Private mortgage-backed securities	241.3	—	(30.9)	210.4
Collateralized loan obligation	1,121.9	0.1	(2.3)	1,119.7
Corporate securities	260.8	—	(24.4)	236.4
Total	$6,307.8	$3.2	$(469.5)	$5,841.5

December 31, 2023	Amortized Cost[1]	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$399.0	$—	$399.0	$—	$(2.8)	$396.2
State, county, and municipal securities	179.2	—	179.2	0.2	(24.2)	155.2
Obligations of U.S. government agencies	354.5	—	354.5	—	(42.4)	312.1
U.S. agency commercial mortgage-backed securities	510.5	—	510.5	—	(52.9)	457.6
U.S. agency residential mortgage-backed securities	1,232.6	—	1,232.6	—	(137.0)	1,095.6
Collateralized mortgage obligations	475.9	—	475.9	0.2	(69.0)	407.1
Corporate securities	57.0	(0.8)	56.2	—	(6.0)	50.2
Total	$3,208.7	$(0.8)	$3,207.9	$0.4	$(334.3)	$2,874.0
(1) Amortized cost presented above includes $10.7 million of unamortized gains and $18.1 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
September 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$231.0	$(19.2)	$231.0	$(19.2)
State, county, and municipal securities	—	—	218.8	(31.9)	218.8	(31.9)
Obligations of U.S. government agencies	—	—	165.1	(6.5)	165.1	(6.5)
U.S. agency commercial mortgage-backed securities	0.1	—	1,048.8	(60.2)	1,048.9	(60.2)
U.S. agency residential mortgage-backed securities	—	—	1,167.0	(94.2)	1,167.0	(94.2)
Collateralized mortgage obligations	3.2	—	1,048.5	(87.7)	1,051.7	(87.7)
Private mortgage-backed securities	—	—	199.5	(23.7)	199.5	(23.7)
Corporate securities	—	—	217.0	(14.9)	217.0	(14.9)
Total	$3.3	$—	$4,295.7	$(338.3)	$4,299.0	$(338.3)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$224.7	$(25.5)	$224.7	$(25.5)
State, county, and municipal securities	—	—	217.1	(36.9)	217.1	(36.9)
Obligations of U.S. government agencies	—	—	168.0	(10.9)	168.0	(10.9)
U.S. agency commercial mortgage-backed securities	0.2	—	1,083.1	(87.7)	1,083.3	(87.7)
U.S. agency residential mortgage-backed securities	0.7	—	1,287.5	(130.6)	1,288.2	(130.6)
Collateralized mortgage obligations	—	—	1,142.4	(120.3)	1,142.4	(120.3)
Private mortgage-backed securities	—	—	210.5	(30.9)	210.5	(30.9)
Collateralized loan obligation	—	—	935.7	(2.3)	935.7	(2.3)
Corporate securities	—	—	236.5	(24.4)	236.5	(24.4)
Total	$0.9	$—	$5,505.5	$(469.5)	$5,506.4	$(469.5)

As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any issuer in an amount greater than 10% of stockholders’ equity, other than holdings in the U.S. government and its agencies.
The Company determines the allowance for credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach when needed, using each security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. The allowance for credit loss on held-to-maturity investment securities is representative of current expected credit losses that management expects to be incurred over the life of the investment and established through a charge to provision for credit losses in current period earnings. For held-to-maturity investment securities, the Company has the intent and ability to hold these investment securities to maturity.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of September 30, 2024 and December 31, 2023, the Company had 648 and 704 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. The Company does not intend to sell any of the available-for-sale securities, and the Company does not anticipate it will be required to sell any securities before a recovery in cost.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The following table summarizes the credit quality indicators of held-to-maturity securities at amortized cost for the periods indicated:

September 30, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$99.6	$—	$—	$—	$—	$—	$99.6
State, county, and municipal securities	85.7	74.2	10.1	—	—	6.7	176.7
Obligations of U.S. government agencies	356.4	—	—	—	—	—	356.4
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	349.7	—	—	—	—	—	349.7
GNMA	143.3	—	—	—	—	—	143.3
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,080.7	—	—	—	—	—	1,080.7
GNMA	38.8	—	—	—	—	—	38.8
Collateralized mortgage obligations
FNMA/FHLMC	308.5	—	—	—	—	—	308.5
GNMA	131.3	—	—	—	—	—	131.3
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$2,594.0	$74.2	$10.1	$47.0	$5.0	$11.7	$2,742.0

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury notes	$399.0	$—	$—	$—	$—	$—	$399.0
State, county, and municipal securities	69.0	92.3	10.6	—	—	7.3	179.2
Obligations of U.S. government agencies	354.5	—	—	—	—	—	354.5
U.S. agency commercial mortgage-backed securities
FNMA/FHLMC	359.7	—	—	—	—	—	359.7
GNMA	150.8	—	—	—	—	—	150.8
U.S. agency residential mortgage-backed securities
FNMA/FHLMC	1,189.8	—	—	—	—	—	1,189.8
GNMA	42.8	—	—	—	—	—	42.8
Collateralized mortgage obligations
FNMA/FHLMC	334.1	—	—	—	—	—	334.1
GNMA	141.8	—	—	—	—	—	141.8
Corporate securities	—	—	—	47.0	5.0	5.0	57.0
Total	$3,041.5	$92.3	$10.6	$47.0	$5.0	$12.3	$3,208.7
As of September 30, 2024 and December 31, 2023, the Company had $33.1 million and $38.5 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and the Company does not include accrued interest receivable in the carrying amount of financial assets held at the amortized cost basis or in the related allowance for credit losses calculation.
As of September 30, 2024 and December 31, 2023, there were no available-for-sale or held-to-maturity securities on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments.
As of September 30, 2024 and December 31, 2023, there were no collateral-dependent available-for-sale or held-to-maturity securities.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were no material gross realized gains and no material gross realized losses during the three and the nine month periods ended September 30, 2024. During the three months ended September 30, 2023, there were no material gross realized gains and no material gross realized losses, and during the nine months ended September 30, 2023 there were no material gross realized gains and $23.5 million in gross realized losses on the disposition of available-for-sale investment securities, resulting from the sale of $853.0 million of investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
September 30, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$88.7	$87.5	$101.1	$100.6
After one year but within five years	1,326.9	1,265.9	416.0	396.8
After five years but within ten years	1,166.4	1,095.1	485.5	437.5
After ten years	3,284.0	3,085.8	1,739.4	1,545.6
Total	$5,866.0	$5,534.3	$2,742.0	$2,480.5
As of September 30, 2024, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,514.6 million and $1,478.0 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above. As of September 30, 2024, the Company had no callable structured notes.
As of September 30, 2024 and December 31, 2023, the Company had amortized costs of $3,159.8 million and $3,858.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values of $2,888.0 million and $3,462.2 million, as of September 30, 2024 and December 31, 2023, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of September 30, 2024 and December 31, 2023, the Company held $155.5 million and $223.2 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(3)     Loans Held for Sale

The following table presents loans held for sale by class of receivable for the dates indicated:

	September 30, 2024	December 31, 2023
Loans held for sale:
Agricultural, at lower of cost or market	$18.8	$19.6
Commercial real estate, at lower of cost or market	—	27.3
Residential mortgage, at fair value	2.1	0.5
Total loans held for sale	$20.9	$47.4
The table below presents the non-residential mortgage loans held for sale activity for the 2024 period:

	Agricultural	Commercial Real Estate
Beginning balance as of December 31, 2023	$19.6	$27.3
Repayments	(0.8)	—
Loan disposals	—	(27.3)
Ending balance as of September 30, 2024	$18.8	$—
As of September 30, 2024, loans held for sale included nonaccrual agricultural loans of $18.8 million. As of December 31, 2023, loans held for sale included a nonaccrual commercial real estate loan of $27.3 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    Loans Held for Investment

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	September 30, 2024	December 31, 2023
Real estate:
Commercial	$9,219.3	$8,869.2
Construction	1,307.9	1,826.5
Residential	2,217.8	2,244.3
Agricultural	726.4	716.8
Total real estate	13,471.4	13,656.8
Consumer:
Indirect	742.2	740.9
Direct and advance lines	136.9	141.6
Credit card	76.4	76.5
Total consumer	955.5	959.0
Commercial	2,919.7	2,906.8
Agricultural	689.8	769.4
Other, including overdrafts	2.5	0.1
Loans held for investment	18,038.9	18,292.1
Deferred loan fees and costs	(11.8)	(12.5)
Loans held for investment, net of deferred fees and costs	18,027.1	18,279.6
Allowance for credit losses	(225.4)	(227.7)
Net loans held for investment	$17,801.7	$18,051.9

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.7	$18.3	$(22.2)	$0.2	$136.0
Consumer	18.5	1.5	(4.1)	1.3	17.2
Commercial	69.2	(0.1)	(2.5)	0.2	66.8
Agricultural	5.4	0.3	(0.3)	—	5.4
Total allowance for credit losses	$232.8	$20.0	$(29.1)	$1.7	$225.4

Nine Months Ended September 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$10.3	$(35.5)	$1.1	$136.0
Consumer	13.0	12.5	(11.9)	3.6	17.2
Commercial	50.2	23.2	(8.7)	2.1	66.8
Agricultural	4.4	1.0	(0.3)	0.3	5.4
Total allowance for credit losses	$227.7	$47.0	$(56.4)	$7.1	$225.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended September 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$158.7	$1.8	$(1.8)	$3.5	$162.2
Consumer	13.7	1.8	(3.7)	1.1	12.9
Commercial	49.5	(0.9)	(0.7)	0.5	48.4
Agricultural	2.7	0.5	—	—	3.2
Total allowance for credit losses	$224.6	$3.2	$(6.2)	$5.1	$226.7

Nine Months Ended September 30, 2023	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$35.6	$(16.6)	$4.5	$162.2
Consumer	23.3	(3.7)	(10.4)	3.7	12.9
Commercial	54.9	(6.2)	(2.2)	1.9	48.4
Agricultural	3.2	(0.4)	—	0.4	3.2
Total allowance for credit losses	$220.1	$25.3	$(29.2)	$10.5	$226.7

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
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of September 30, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$34.1	$—	$34.1
Construction	—	—	—	—
Residential	—	1.9	—	1.9
Agricultural	—	1.0	—	1.0
Total real estate	—	37.0	—	37.0
Commercial	71.2	0.1	0.7	72.0
Agricultural	—	0.5	0.1	0.6
Total collateral-dependent loans	$71.2	$37.6	$0.8	$109.6

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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

				Total Loans
	30 - 59	60 - 89	90 or more	30 or More
	Days	Days	Days	Days	Current	Non-accrual	Total
As of September 30, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)	Loans
Real estate:
Commercial	$5.1	$6.8	$—	$11.9	$9,162.2	$45.2	$9,219.3
Construction	3.6	0.1	—	3.7	1,304.1	0.1	1,307.9
Residential	2.6	2.1	0.2	4.9	2,198.6	14.3	2,217.8
Agricultural	2.4	—	—	2.4	719.3	4.7	726.4
Total real estate	13.7	9.0	0.2	22.9	13,384.2	64.3	13,471.4
Consumer:
Indirect	6.4	1.6	0.1	8.1	730.7	3.4	742.2
Direct and advance lines	1.0	0.4	—	1.4	135.1	0.4	136.9
Credit card	0.7	0.5	0.7	1.9	74.5	—	76.4
Total consumer	8.1	2.5	0.8	11.4	940.3	3.8	955.5
Commercial	4.3	1.5	0.6	6.4	2,831.7	81.6	2,919.7
Agricultural	1.6	—	0.2	1.8	665.0	23.0	689.8
Other, including overdrafts	—	—	—	—	2.5	—	2.5
Loans held for investment	$27.7	$13.0	$1.8	$42.5	$17,823.7	$172.7	$18,038.9

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

(1) As of September 30, 2024 and December 31, 2023, none of our non-accrual loans were earning interest income. Additionally, no material interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2024 and 2023, respectively. There were $0.4 million and $2.4 million in reversals of accrued interest during the three and the nine months ended September 30, 2024, and $1.0 million and $1.9 million in reversals of accrued interest during the three and the nine months ended September 30, 2023.
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
The following table presents the amortized cost basis of loans, by class and by type of modification, at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Three Months Ended September 30, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$0.5	$—	$0.5	0.01%
Construction	—	1.9	—	1.9	0.15
Agricultural	—	6.5	—	6.5	0.89
Total real estate	—	8.9	—	8.9	0.07
Commercial	—	0.9	0.5	1.4	0.05
Agricultural	—	21.4	—	21.4	3.10
Loans held for investment (2)	$—	$31.2	$0.5	$31.7	0.18

Nine Months Ended September 30, 2024
Real estate:
Commercial	$—	$14.7	$—	$14.7	0.16%
Construction	—	1.9	—	1.9	0.15
Residential	—	0.1	0.3	0.4	0.02
Agricultural	—	12.1	—	12.1	1.67
Total real estate	—	28.8	0.3	29.1	0.22
Commercial	—	14.4	0.5	14.9	0.51
Agricultural	—	23.2	22.2	45.4	6.58
Loans held for investment (2)	$—	$66.4	$23.0	$89.4	0.50

Three Months Ended September 30, 2023	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$10.9	$0.6	$11.5	0.13%
Construction	—	13.1	—	13.1	0.68
Residential	—	0.4	—	0.4	0.02
Agricultural	—	6.1	—	6.1	0.83
Total real estate	—	30.5	0.6	31.1	0.23
Commercial	—	1.6	—	1.6	0.05
Agricultural	—	0.5	—	0.5	0.07
Loans held for investment (2)	$—	$32.6	$0.6	$33.2	0.18

Nine Months Ended September 30, 2023
Real estate:
Commercial	$1.6	$23.0	$0.6	$25.2	0.29%
Construction	—	13.2	—	13.2	0.68
Residential	0.1	0.5	—	0.6	0.03
Agricultural	—	6.4	—	6.4	0.87
Total real estate	1.7	43.1	0.6	45.4	0.33
Commercial	—	9.4	—	9.4	0.32
Agricultural	—	36.4	—	36.4	5.27
Loans held for investment (2)	$1.7	$88.9	$0.6	$91.2	0.50

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of September 30, 2024 and 2023, the Company excluded $1.1 million and $1.7 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

			Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	5.9	0.0	—%
Construction	—	4.0	0.0	—
Agricultural	—	7.7	0.0	—
Total real estate	—
Commercial	—	5.3	59.0	0.8
Agricultural	—	3.9	0.0	—
Loans held for investment (1)	$—

Nine Months Ended September 30, 2024
Real estate:
Commercial	$—	6.8	0.0	—%
Construction	—	4.0	0.0	—
Residential	—	11.0	31.2	3.4
Agricultural	—	7.4	0.0	—
Total real estate	—
Commercial	—	7.7	9.2	1.0
Agricultural	—	4.1	55.2	1.1
Loans held for investment (1)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2023	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	4.6	6.0	0.25%
Construction	—	9.0	0.0	—
Residential	—	144.4	0.0	—
Agricultural	—	4.0	0.0	—
Total real estate	—
Commercial	—	7.8	0.0	—
Agricultural	—	3.5	0.0	—
Loans held for investment (1)	$—

Nine Months Ended September 30, 2023
Real estate:
Commercial	$1.3	5.7	6.0	0.25%
Construction	—	9.0	0.0	—
Residential	0.3	139.2	0.0	—
Agricultural	—	4.6	0.0	—
Total real estate	1.6
Commercial	—	8.8	0.0	—
Agricultural	—	9.2	0.0	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended September 30, 2024, there were $0.5 million of loans classified as past due 30 days or more, with the remaining loans performing in accordance with the modified terms and classified as current at September 30, 2024.
There were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms were modified during the three months ended September 30, 2024 through either principal forgiveness, interest rate reduction, term extension, or other than insignificant payment delay.
There were $1.3 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended September 30, 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	As of and for the nine months ended September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,026.8	$1,366.2	$1,981.5	$1,441.7	$1,137.3	$1,922.5	$48.2	$56.7	$8,980.9
Special mention	12.6	9.4	21.1	18.3	2.2	36.9	—	—	100.5
Substandard	27.6	10.7	4.6	39.3	7.9	47.8	—	—	137.9
Total	$1,067.0	$1,386.3	$2,007.2	$1,499.3	$1,147.4	$2,007.2	$48.2	$56.7	$9,219.3
Current-period gross charge-offs	—	5.7	—	15.8	—	0.1	—	—	21.6
Construction real estate:
Pass	$256.1	$263.4	$484.4	$114.0	$19.7	$24.2	$129.3	$4.9	$1,296.0
Special mention	3.2	—	6.4	—	—	—	—	—	9.6
Substandard	1.9	—	—	—	—	0.4	—	—	2.3
Total	$261.2	$263.4	$490.8	$114.0	$19.7	$24.6	$129.3	$4.9	$1,307.9
Current-period gross charge-offs	—	—	13.1	—	0.1	—	—	—	13.2
Agricultural real estate:
Pass	$92.2	$65.0	$113.6	$121.4	$79.9	$159.4	$25.8	$—	$657.3
Special mention	1.1	6.6	5.9	5.1	7.6	1.0	—	—	27.3
Substandard	12.2	4.4	19.2	3.7	1.4	0.9	—	—	41.8
Total	$105.5	$76.0	$138.7	$130.2	$88.9	$161.3	$25.8	$—	$726.4
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$386.0	$395.5	$406.9	$335.8	$176.1	$278.3	$783.5	$6.7	$2,768.8
Special mention	3.0	6.9	8.8	1.5	1.0	1.0	17.5	—	39.7
Substandard	28.9	4.2	5.6	5.2	8.1	3.6	7.1	—	62.7
Doubtful	1.2	1.7	2.5	—	—	—	43.1	—	48.5
Total	$419.1	$408.3	$423.8	$342.5	$185.2	$282.9	$851.2	$6.7	$2,919.7
Current-period gross charge-offs	0.4	1.9	1.0	0.3	0.1	0.1	1.9	3.0	8.7
Agricultural:
Pass	$81.3	$52.5	$43.2	$20.5	$16.7	$7.4	$355.7	$—	$577.3
Special mention	0.5	3.6	0.7	0.1	1.0	0.2	5.2	0.1	11.4
Substandard	51.9	24.6	—	0.1	0.6	—	23.9	—	101.1
Total	$133.7	$80.7	$43.9	$20.7	$18.3	$7.6	$384.8	$0.1	$689.8
Current-period gross charge-offs	—	—	—	0.3	—	—	—	—	0.3

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

	As of and for the nine months ended September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$14.6	$70.5	$419.9	$489.5	$454.7	$264.6	$480.2	$9.3	$2,203.3
Nonperforming	1.0	0.8	3.6	1.8	1.6	5.4	—	0.3	14.5
Total	$15.6	$71.3	$423.5	$491.3	$456.3	$270.0	$480.2	$9.6	$2,217.8
Current-period gross charge-offs	—	0.2	0.1	0.1	0.2	0.1	—	—	0.7
Consumer indirect:
Performing	$203.0	$146.9	$194.8	$83.0	$55.4	$55.6	$—	$—	$738.7
Nonperforming	0.3	0.8	1.0	0.5	0.4	0.5	—	—	3.5
Total	$203.3	$147.7	$195.8	$83.5	$55.8	$56.1	$—	$—	$742.2
Current-period gross charge-offs	0.2	1.7	2.9	0.9	0.3	0.9	—	—	6.9
Consumer direct and advance lines:
Performing	$37.1	$29.8	$22.2	$12.0	$5.5	$5.9	$24.0	$—	$136.5
Nonperforming	0.1	0.1	0.1	—	—	0.1	—	—	0.4
Total	$37.2	$29.9	$22.3	$12.0	$5.5	$6.0	$24.0	$—	$136.9
Current-period gross charge-offs	0.1	0.5	0.7	0.2	0.1	1.3	—	—	2.9
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$75.7	$—	$75.7
Nonperforming	—	—	—	—	—	—	0.7	—	0.7
Total	$—	$—	$—	$—	$—	$—	$76.4	$—	$76.4
Current-period gross charge-offs	—	—	—	—	—	—	2.1	—	2.1

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

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the nine months ended September 30, 2024 or 2023.
(5)    Other Real Estate Owned
Other real estate owned (“OREO”) is a category of real estate owned by the Company resulting from a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$6.7	$14.4	$16.5	$12.7
Additions	0.9	—	4.6	2.5
Valuation adjustments	—	(0.3)	(4.2)	(1.1)
Dispositions	(3.2)	(2.5)	(12.5)	(2.5)
Ending balance	$4.4	$11.6	$4.4	$11.6
The carrying value of foreclosed residential real estate properties included in OREO was not material as of September 30, 2024 and December 31, 2023, respectively. The Company had $1.7 million and $0.5 million recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of September 30, 2024 and December 31, 2023, respectively.

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
As part of the Company’s overall asset and liability management strategy, in 2022 the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million and entered into four swaps, two of which were related to variable-rate loans and two that were related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset. Each of the swaps designated as cash flow hedges synthetically fixes the interest income received by the Company.
During the quarter, the Company voluntarily terminated three swaps, two of which were related to variable-rate loans and one related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $550.0 million. The termination of the cash flow hedges resulted in a net loss of $0.2 million being captured in accumulated other comprehensive income, net of tax, and reclassified to interest income over the period the forecasted transactions affects earnings.
The two interest rate collars and one remaining swap designated as cash flow hedges were effective with a total notional amount of $600.0 million.
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income when interest payments on the Company’s hedged items are earned. During the next twelve months, based on implied forward curves, the Company estimates that $1.7 million will be reclassified to interest income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the third quarter of 2022, the Company terminated the $200.0 million, three-year forward starting, four-year pay fixed interest rate swap, resulting in a $8.5 million gain that will be accreted into income through July 2028 or until the securities are sold. The Company accreted $0.4 million of the gain into interest income during the three months ended September 30, 2024.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges for the periods indicated:

	September 30, 2024		December 31, 2023
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$194.3	$5.7	$193.3	$6.7
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	September 30, 2024			December 31, 2023
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$300.0		$0.3	$550.0		$3.0

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,468.5		28.3	1,589.0		34.3
Interest rate lock commitments	5.3		—	5.7		0.1
Derivative assets	$1,773.8	Other assets	$28.6	$2,144.7	Other assets	$37.4

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$1.2	$300.0		$3.6
Interest rate swap contracts	—		—	300.0		2.4

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,468.5		93.0	1,589.0		121.1
Risk participation agreements	95.5		—	101.1		0.1
Forward loan sales contracts	4.9		—	5.6		0.1
Derivative liabilities	$1,868.9	Accounts payable and accrued expenses	$94.2	$2,295.7	Accounts payable and accrued expenses	$127.3
There was an unrealized fair value gain on cash flow hedging derivative instruments in accumulated other comprehensive income of $12.4 million and an unrealized fair value loss of $10.1 million during the three and the nine months ended September 30, 2024, respectively. There was an unrealized fair value loss on cash flow hedging derivative instruments in accumulated other comprehensive income of $13.1 million and $27.2 million during the three and the nine months ended September 30, 2023.

There was a loss of $3.1 million and $11.2 million reclassified from accumulated other comprehensive loss into the consolidated statements of income during the three and the nine months ended September 30, 2024 from the Company’s cash flow hedged derivative financial instruments, and a loss of $2.1 million and $4.1 million reclassified during the comparable 2023 periods.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2024	2023		2024	2023
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate lock commitments	Mortgage banking revenues	$—	$0.1	Mortgage banking revenues	$—	$(0.1)
The Company includes swap fee revenues in other service charges, commissions, and fees on the consolidated statements of income. The Company had no material swap fee revenues during the three and the nine months ended September 30, 2024 and 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	September 30, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$28.6	$—	$28.6	$—	$25.8	$2.8
Total derivatives	28.6	—	28.6	—	25.8	2.8
Total assets	$28.6	$—	$28.6	$—	$25.8	$2.8
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$94.2	$—	$94.2	$—	$—	$94.2
Total derivatives	94.2	—	94.2	—	—	94.2
Repurchase agreements(2)	557.2	—	557.2	—	—	557.2
Total liabilities	$651.4	$—	$651.4	$—	$—	$651.4
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$37.3	$—	$37.3	$—	$32.7	$4.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	37.4	—	37.4	—	32.7	4.7
Total assets	$37.4	$—	$37.4	$—	$32.7	$4.7
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$127.1	$—	$127.1	$—	$—	$127.1
Risk participation agreements	0.1	—	0.1	—	—	0.1
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	127.3	—	127.3	—	—	127.3
Repurchase agreements(2)	782.7	—	782.7	—	—	782.7
Total liabilities	$910.0	$—	$910.0	$—	$—	$910.0
(2) Repurchase agreements are fully collateralized by investment securities.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.
As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was zero related to these agreements. As of September 30, 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value.
(7)    Long-Term Debt and Other Borrowed Funds
A summary of long-term debt follows:

	September 30, 2024	December 31, 2023
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$99.1	$99.0
Subsidiaries:
0.00% FHLB borrowings maturing in August 2029	3.9	—
8.00% finance lease obligation with term ending October 31, 2029	0.8	0.9
1.00% note payable maturing December 31, 2041, interest only payable quarterly until September 30, 2024 and then principal and interest until maturity	5.1	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	—
Total long-term debt	$137.3	$120.8
In addition to the long-term debt instruments noted above, at September 30, 2024, the Company had other borrowed funds totaling $2,080.0 million of outstanding Bank Term Funding Program (“BTFP”) and FHLB fixed rate borrowings with remaining tenors of up to twelve-months at an average rate of 4.86%, as compared to $2,603.0 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 5.52% at December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had no other material outstanding borrowings classified as other borrowed funds.
At September 30, 2024, the Company has remaining available lines of credit with the FHLB of approximately $4,885.2 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,969.0 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents outstanding FHLB and BTFP borrowings by original maturity classification for the dates indicated:

As of September 30, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to twelve-months	4.87%	$1,830.0
Fixed rate borrowings with tenors over twelve-months	4.72	250.0
		$2,080.0

As of December 31, 2023	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52%	$2,603.0
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
As of September 30, 2024, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,529,863 shares and 103,941,626 shares of common stock outstanding as of September 30, 2024 and December 31, 2023, respectively, and no shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023.
During the nine months ended September 30, 2024, the Company issued 43,514 shares of its common stock to directors for their annual service on the Company's board of directors. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As of September 30, 2024, the Company does not have a stock repurchase program in place. Stock repurchases during the nine months ended September 30, 2024 and 2023, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$55.5	$72.7	$173.9	$196.0
Weighted average common shares outstanding for basic earnings per share computation	102,970,851	103,822,311	102,917,610	103,793,851
Dilutive effects of stock-based compensation	262,767	4,116	207,449	30,425
Weighted average common shares outstanding for diluted earnings per common share computation	103,233,618	103,826,427	103,125,059	103,824,276

Basic earnings per common share	$0.54	$0.70	$1.69	$1.89
Diluted earnings per common share	0.54	0.70	1.69	1.89

Anti-dilutive unvested time restricted stock	5,841	162,231	47,854	162,231
The Company had 773,563 and 967,996 shares of unvested restricted stock as of September 30, 2024 and 2023, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(10)    Regulatory Capital
As of September 30, 2024 and December 31, 2023, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2024 and December 31, 2023 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,976.2	14.11%	$1,687.2	8.00%	$2,214.4	10.50%	$2,109.0	10.00%
FIB	2,701.2	12.84	1,683.6	8.00	2,209.7	10.50	2,104.5	10.00
Tier 1 risk-based capital:
Consolidated	2,495.8	11.83	1,265.4	6.00	1,792.6	8.50	1,687.2	8.00
FIB	2,478.4	11.78	1,262.7	6.00	1,788.8	8.50	1,683.6	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,495.8	11.83	949.0	4.50	1,476.3	7.00	1,370.8	6.50
FIB	2,478.4	11.78	947.0	4.50	1,473.1	7.00	1,367.9	6.50
Leverage capital ratio:
Consolidated	2,495.8	8.57	1,164.9	4.00	1,164.9	4.00	1,456.2	5.00
FIB	2,478.4	8.52	1,163.1	4.00	1,163.1	4.00	1,453.9	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,941.1	13.28%	$1,771.6	8.00%	$2,325.2	10.50%	$2,214.5	10.00%
FIB	2,662.0	12.04	1,768.3	8.00	2,320.8	10.50	2,210.3	10.00
Tier 1 risk-based capital:
Consolidated	2,454.4	11.08	1,328.7	6.00	1,882.3	8.50	1,771.6	8.00
FIB	2,433.0	11.01	1,326.2	6.00	1,878.8	8.50	1,768.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,454.4	11.08	996.5	4.50	1,550.1	7.00	1,439.4	6.50
FIB	2,433.0	11.01	994.6	4.50	1,547.2	7.00	1,436.7	6.50
Leverage capital ratio:
Consolidated	2,454.4	8.22	1,193.9	4.00	1,193.9	4.00	1,492.3	5.00
FIB	2,433.0	8.16	1,192.2	4.00	1,192.2	4.00	1,490.2	5.00
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
As of September 30, 2024, the Company had commitments under construction contracts of $5.5 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially all the loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant; untimely document delivery; false or misleading statements; failure to obtain certain certificates or insurance; or unmarketability. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days or months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements, the Company had $0.7 million of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2024.
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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$5.8	$20.8	$18.4	$16.2
Provision for credit loss expense	(0.2)	(2.0)	(12.8)	2.6
Ending balance	$5.6	$18.8	$5.6	$18.8

	September 30, 2024	December 31, 2023
Unused credit card lines	$861.4	$814.0
Commitments to extend credit	3,290.7	4,069.2
Standby letters of credit	88.7	97.1
(13)    Other Comprehensive Loss
The gross amounts of each component of other comprehensive loss and the related tax effects are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$158.5	$(72.1)	$(39.4)	$17.9	$119.1	$(54.2)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.2)	(0.3)	—	0.1	(0.2)	(0.2)
Cash flow hedge:
Change in unrealized gains (losses) on derivatives	12.4	(13.1)	(3.0)	3.2	9.4	(9.9)
Reclassification adjustment for derivatives net losses included in income	3.1	2.1	(0.8)	(0.5)	2.3	1.6
Total other comprehensive income (loss)	$173.8	$(83.4)	$(43.2)	$20.7	$130.6	$(62.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$134.6	$(51.4)	$(33.5)	$12.7	$101.1	$(38.7)
Reclassification adjustment for net losses included in income	—	23.5	—	(5.8)	—	17.7
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(7.2)	—	1.8	—	(5.4)
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.5)	(1.1)	—	0.3	(0.5)	(0.8)
Cash flow hedge:
Change in unrealized gains on derivatives	(10.1)	(27.2)	2.8	6.7	(7.3)	(20.5)
Reclassification adjustment for derivatives net losses included in income	11.2	4.1	(2.9)	(1.0)	8.3	3.1
Total other comprehensive income (loss)	$135.2	$(59.3)	$(33.6)	$14.7	$101.6	$(44.6)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2024	December 31, 2023
Net unrealized loss on investment securities available-for-sale	$(249.0)	$(350.1)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.9)	(5.6)
Net unrealized loss on derivatives	—	(0.8)
Net accumulated other comprehensive loss	$(254.9)	$(356.5)
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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques as of September 30, 2024.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels as of September 30, 2024.

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
Interest Rate Collars: The fair values of interest rate collars are obtained from an independent third party. The values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable, or that can be corroborated by observable market data. The inputs used to determine fair value include the United States Dollar – Secured Overnight Financing Rate (“SOFR”) forward curve to estimate variable rate cash inflows and SOFR to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$231.0	$—	$231.0	$—
State, county, and municipal securities	220.9	—	220.9	—
Obligations of U.S. government agencies	165.4	—	165.4	—
U.S. agency commercial mortgage-backed securities	1,105.3	—	1,105.3	—
U.S. agency residential mortgage-backed securities	1,262.4	—	1,262.4	—
Collateralized mortgage obligations	1,116.6	—	1,116.6	—
Private mortgage-backed securities	199.6	—	199.6	—
Collateralized loan obligations	988.0	—	988.0	—
Corporate securities	245.1	—	245.1	—
Loans held for sale	2.1	—	2.1	—
Derivative assets:
Interest rate swap contracts	28.6	—	28.6	—
Derivative liabilities:
Interest rate collars	1.2	—	1.2	—
Interest rate swap contracts	93.0	—	93.0	—
Deferred compensation plan assets	21.8	21.8	—	—
Deferred compensation plan liabilities	21.8	21.8	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$224.7	$—	$224.7	$—
State, county and municipal securities	219.8	—	219.8	—
Obligations of U.S. government agencies	168.5	—	168.5	—
U.S. agency commercial mortgage-backed securities	1,105.6	—	1,105.6	—
U.S. agency residential mortgage-backed securities	1,366.9	—	1,366.9	—
Collateralized mortgage obligations	1,189.5	—	1,189.5	—
Private mortgage-backed securities	210.4	—	210.4	—
Collateralized loan obligations	1,119.7	—	1,119.7	—
Corporate securities	236.4	—	236.4	—
Loans held for sale	0.5	—	0.5	—
Derivative assets:
Interest rate swap contracts	37.3	—	37.3	—
Forward loan sales contracts	0.1	—	0.1	—
Derivative liabilities
Interest rate collars	3.6	—	3.6	—
Interest rate swap contracts	123.5	—	123.5	—
Risk participation agreements	0.1	—	0.1	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	19.2	19.2	—	—
Deferred compensation plan liabilities	19.2	19.2	—	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$109.6	$—	$—	$109.6
Loans held for sale	18.8	—	—	18.8
Other real estate owned	4.4	—	—	4.4
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$52.6	$—	$—	$52.6
Loans held for sale	46.9	—	—	46.9
Other real estate owned	16.5	—	—	16.5
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, the carrying value of the loan is adjusted to fair value through a charge to the allowance for credit losses. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2024 and December 31, 2023, the Company had collateral-dependent loans with a carrying and fair value of $109.6 million and $52.6 million, respectively.
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
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2024 and December 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $1.0 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

	Fair Value As of
	September 30, 2024	December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$109.6	$52.6	Appraisal	Appraisal adjustment	0%	-	71%	(41%)
Loans held for sale	18.8	46.9	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0	-	28	(24)
Other real estate owned	4.4	16.5	Appraisal	Appraisal adjustment	17	-	40	(23)
Long-lived assets to be disposed of by sale	1.0	1.0	Appraisal	Appraisal adjustment	0	-	0	0

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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$698.6	$698.6	$698.6	$—	$—
Investment debt securities held-to-maturity	2,741.3	2,480.5	—	2,480.5	—
Accrued interest receivable	127.3	127.3	—	127.3	—
Mortgage servicing rights, net	26.3	37.2	—	37.2	—
Loans held for sale	20.9	20.9	—	2.1	18.8
Net loans held for investment	17,801.7	17,257.5	—	17,147.9	109.6
Total financial assets	$21,416.1	$20,622.0	$698.6	$19,795.0	$128.4

Financial liabilities:
Total deposits, excluding time deposits	$19,985.9	$19,985.9	$19,985.9	$—	$—
Time deposits	2,878.2	2,864.3	—	2,864.3	—
Securities sold under repurchase agreements	557.2	557.2	—	557.2	—
Other borrowed funds	2,080.0	2,080.0	—	2,080.0	—
Accrued interest payable	87.7	87.7	—	87.7	—
Long-term debt	137.3	132.1	—	132.1	—
Subordinated debentures held by subsidiary trusts	163.1	151.0	—	151.0	—
Total financial liabilities	$25,889.4	$25,858.2	$19,985.9	$5,872.3	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$578.0	$578.0	$578.0	$—	$—
Investment debt securities held-to-maturity	3,207.9	2,874.0	—	2,874.0	—
Accrued interest receivable	129.1	129.1	—	129.1	—
Mortgage servicing rights, net	28.3	38.8	—	38.8	—
Loans held for sale	47.4	47.4	—	0.5	46.9
Net loans held for investment	18,051.9	17,334.4	—	17,281.8	52.6
Total financial assets	$22,042.6	$21,001.7	$578.0	$20,324.2	$99.5

Financial liabilities:
Total deposits, excluding time deposits	$20,313.2	$20,313.2	$20,313.2	$—	$—
Time deposits	3,009.9	2,981.7	—	2,981.7	—
Securities sold under repurchase agreements	782.7	782.7	—	782.7	—
Other borrowed funds	2,603.0	2,603.0	—	2,603.0	—
Accrued interest payable	52.2	52.2	—	52.2	—
Long-term debt	120.8	115.6	—	115.6	—
Subordinated debentures held by subsidiary trusts	163.1	151.1	—	151.1	—
Total financial liabilities	$27,044.9	$26,999.5	$20,313.2	$6,686.3	$—

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
(16)    Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 23, 2024, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on November 14, 2024 to shareholders of record as of November 4, 2024.
No other undisclosed events requiring recognition or disclosure were identified.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” “First Interstate,” or the “Company” in this report, we mean First Interstate BancSystem, Inc. and our consolidated subsidiaries, including our wholly owned subsidiary, First Interstate Bank, unless the context indicates that we refer only to the parent company, First Interstate BancSystem, Inc. When we refer to the “Bank” or “FIB” in this report, we mean only First Interstate Bank.
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
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
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, this document contains non-GAAP financial measures where management believes it would be helpful to understand our results of operations or financial position. The Company’s management believes that the non-GAAP financial measures provide additional intelligence about ongoing operations and enhance comparability of results of operations with prior periods by presenting financial results without the impact of items or events that may obscure trends in the Company’s underlying performance. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

Fully-Taxable Equivalent Basis. The Company adjusts its net interest income to include its interest income on a fully-taxable equivalent (FTE) basis and further adjusts to exclude purchase accounting interest accretion on acquired loans. Interest income, yields, and ratios on an FTE basis are considered non-GAAP financial measures. Net interest margin (FTE) is calculated as annualized net interest income on an FTE basis divided by average earning assets. Management believes net interest income on an FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal statutory tax rate of 21 percent. These measures are considered standard measures of comparison within the banking industry. We encourage readers to consider the Unaudited Consolidated Financial Statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure. See Non-GAAP Financial Measures included herein for a reconciliation to the most directly comparable GAAP financial measures.
Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that other companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results.
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 299 banking offices, including branches and detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions with or for individuals, businesses, governmental units, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments.
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
The Company has ample liquidity, and the capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of September 30, 2024. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.

As of September 30, 2024, our FDIC insured deposits consisted of 65.0% of total deposits, including accounts eligible for pass-through insurance. As of October 28, 2024, the Bank had available borrowing capacity of $4.7 billion with the FHLB and $0.9 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics. However, we have now seen a meaningful decrease to 2.4% as of September 2024. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on the Company’s performance than does general inflation. However, despite the more recent declines, inflationary pressures from the last two years may still have negative impacts on the Company’s clients and their customers, impacting their ability or willingness to repay loans or maintain deposits.
The Federal Reserve stated its current objective is to return the rate of inflation to 2.0% and it is closely monitoring the progress that has been made to achieve this goal. The Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 29, 2023. With general inflationary pressures easing, since July 2023, the Federal Reserve had paused any further changes to short-term interest rates only to decrease them by 50 basis points in September 2024. While many financial industry experts have speculated that rates will decline further in the near-term, the Federal Reserve has not yet provided definitive guidance on any further changes to short-term interest rates.
The Company’s quarterly yield on interest earning assets increased to 4.83% as of September 30, 2024 from 4.80% as of June 30, 2024, and 4.63% as of September 30, 2023.
The sustained elevation of short-term interest rates have also impacted the Company’s cost of funds, primarily resulting from the shift of non-interest-bearing deposits into higher-cost, interest-bearing, and time deposit balances as well as variable rate debt. The Company’s cost of funds was stable at 1.86% during the three months ended September 30, 2024 and June 30, 2024, and increased from 1.59% during the three months ended September 30, 2023. During the third quarter of 2024, the change in the mix and yield on earning assets offset the changes in the mix and cost of funds, resulting in an increase of the Company’s net interest margin during the three months ended September 30, 2024 to 3.01% from 2.97% during the three months ended June 30, 2024. The change in mix and cost of funds more than offset the change in the mix and yield on earning assets as the net interest margin declined from 3.05% for the three months ended September 30, 2023. The Company’s FTE net interest margin increased to 3.04% during the three months ended September 30, 2024, from 3.00% during the three months ended June 30, 2024, and decreased from 3.07% during the three months ended September 30, 2023.
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
Primary Factors Used in Evaluating Our Business
As a banking institution, we monitor and evaluate our financial condition and our results of operations by examining the levels and trends of the line items included in our balance sheet and statements of income, as well as the various financial ratios that are commonly used in our industry and monitored by our regulators. We analyze these ratios and financial trends against both our own historical levels as well as the financial condition and performance of comparable banking institutions in our region and nationally.
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

Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, and are also referenced in Note 1 to the unaudited financial statements in this quarterly report. There have been no material changes during the third quarter of 2024 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Net Income
Net income decreased $17.2 million to $55.5 million, or $0.54 per share, during the three months ended September 30, 2024, as compared to net income of $72.7 million, or $0.70 per share, for the same period in 2023, and is primarily attributable to a higher provision for credit losses and lower net interest income. Lower net interest income resulted from higher interest expense on interest-bearing liabilities during the 2024 period. This decrease in net interest income was partially offset by higher non-interest income, lower tax expense, and lower non-interest expenses.
Net income decreased $22.1 million to $173.9 million, or $1.69 per share during the nine months ended September 30, 2024, as compared to net income of $196.0 million, or $1.89 per share for the same period in 2023. The decrease during the nine months ended September 30, 2024 when compared to the same period in 2023 was primarily attributable to lower net interest income, which has resulted from higher interest expense on interest-bearing liabilities and higher provision expense. This decrease was partially offset by an increase in non-interest income resulting from a $23.4 million loss on the disposition of available-for-sale investment securities during the 2023 period as well as from lower non-interest expenses during the 2024 period.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2024			September 30, 2023
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest-earning assets:
Loans (1)	$18,209.1	$260.3	5.69%	$18,317.4	$251.5	5.45%
Investment securities:
Taxable	8,209.7	60.7	2.94	8,877.6	66.0	2.95
Tax-exempt	185.3	0.9	1.93	190.4	0.9	1.88
Investment in FHLB and FRB stock	176.0	2.8	6.33	202.6	2.9	5.68
Interest-bearing deposits in banks	353.1	4.9	5.52	208.5	3.0	5.71
Federal funds sold	0.1	—	—	0.3	—	—
Total interest-earning assets	$27,133.3	$329.6	4.83%	$27,796.8	$324.3	4.63%
Non-interest-earning assets	2,813.6			2,955.5
Total assets	$29,946.9			$30,752.3
Interest-bearing liabilities:
Demand deposits	$6,143.9	$15.1	0.98%	$6,361.5	$13.3	0.83%
Savings deposits	7,763.4	42.2	2.16	7,838.4	33.6	1.70
Time deposits	2,863.1	26.9	3.74	2,938.0	21.9	2.96
Repurchase agreements	643.9	1.4	0.86	895.2	1.7	0.75
Other borrowed funds	2,526.6	32.0	5.04	2,396.3	33.6	5.56
Long-term debt	147.2	1.6	4.32	120.8	1.5	4.93
Subordinated debentures held by subsidiary trusts	163.1	3.3	8.05	163.1	3.3	8.03
Total interest-bearing liabilities	$20,251.2	$122.5	2.41%	$20,713.3	$108.9	2.09%
Non-interest-bearing deposits	5,927.2			6,401.2
Other non-interest-bearing liabilities	461.4			504.0
Stockholders’ equity	3,307.1			3,133.8
Total liabilities and stockholders’ equity	$29,946.9			$30,752.3
Net FTE interest income (non-GAAP)(3)		$207.1			$215.4
Less FTE adjustments(2)		(1.6)			(1.7)
Net interest income from consolidated statements of income		$205.5			$213.7
Interest rate spread			2.42%			2.54%
Net interest margin			3.01			3.05
Net FTE interest margin (non-GAAP)(3)			3.04			3.07
Cost of funds, including non-interest-bearing demand deposits (4)			1.86			1.59

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) The Company adjusts interest income and average rates for tax exempt loans and securities to an FTE basis utilizing a 21% tax rate.
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
(5) Dividends on FHLB and FRB stock.
Net interest income decreased $8.2 million during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense resulting from higher costs of interest-bearing deposits, partially offset by an increase in interests income on loans.
Net interest income included interest accretion related to the fair valuation of acquired loans of $4.4 million during the three months ended September 30, 2024, compared to interest accretion of $5.2 million during the three months ended September 30, 2023.

Our net interest margin ratio decreased 4 basis points to 3.01% for the three months ended September 30, 2024, as compared to 3.05% for the same period in 2023 and our net FTE interest margin ratio, a non-GAAP financial measure, decreased 3 basis points for the three months ended September 30, 2024, as compared to the same period in 2023. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 3 basis points to 2.97% during the three months ended September 30, 2024, as compared to 3.00% for the same period in 2023. The decreases in net interest margin ratio were primarily a result of higher interest bearing deposit costs and higher FHLB and BTFP borrowings, which were partially offset by increases in interest earned on our loans and a modestly favorable change in the mix of earning assets.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2024			September 30, 2023
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest earning assets:
Loans (1)	$18,250.5	$768.3	5.62%	$18,314.3	$731.9	5.34%
Investment securities
Taxable	8,415.1	187.5	2.98	9,329.3	204.3	2.93
Tax-exempt	187.4	2.6	1.85	202.9	3.0	1.98
Investment in FHLB and FRB stock	186.6	9.4	6.73	212.7	9.3	5.85
Interest-bearing deposits in banks	332.7	13.9	5.58	330.6	12.6	5.10
Federal funds sold	0.1	—	—	0.6	—	—
Total interest-earning assets	$27,372.4	$981.7	4.79%	$28,390.4	$961.1	4.53%
Non-interest-earning assets	2,830.9			2,955.3
Total assets	$30,203.3			$31,345.7
Interest-bearing liabilities:
Demand deposits	$6,149.4	$41.9	0.91%	$6,581.8	$31.9	0.65%
Savings deposits	7,768.5	122.1	2.10	8,063.4	84.8	1.41
Time deposits	2,899.5	80.2	3.69	2,506.8	46.0	2.45
Repurchase agreements	740.1	5.6	1.01	973.4	4.3	0.59
Other borrowed funds	2,599.9	99.4	5.11	2,658.5	104.1	5.24
Long-term debt	293.2	10.3	4.69	120.8	4.4	4.87
Subordinated debentures held by subsidiary trusts	163.1	9.9	8.11	163.1	9.3	7.62
Total interest-bearing liabilities	$20,613.7	$369.4	2.39%	$21,067.8	$284.8	1.81%
Non-interest-bearing deposits	5,872.6			6,660.2
Other non-interest-bearing liabilities	473.2			463.2
Stockholders’ equity	3,243.8			3,154.5
Total liabilities and stockholders’ equity	$30,203.3			$31,345.7
Net FTE interest income (non-GAAP)(3)		$612.3			$676.3
Less FTE adjustments’(2)		(5.0)			(5.3)
Net interest income from consolidated statements of income		$607.3			$671.0
Interest rate spread			2.40%			2.72%
Net interest margin			2.96			3.16
Net FTE interest margin (non-GAAP)(3)			2.99			3.18
Cost of funds, including non-interest-bearing demand deposits (4)			1.86			1.37

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) The Company adjusts interest income and average rates for tax exempt loans and securities to an FTE basis utilizing a 21% tax rate.
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
(5) Dividends on FHLB and FRB stock.

Net interest income decreased $63.7 million during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense resulting from higher costs of interest-bearing deposits, partially offset by an increase in interest income on loans.
Net interest income included interest accretion related to the fair valuation of acquired loans of $16.0 million during the nine months ended September 30, 2024, compared to interest accretion of $15.0 million for the same period in 2023.
Our net FTE interest margin ratio, a non-GAAP measure, decreased 19 basis points for the nine months ended September 30, 2024, as compared to the same period in 2023. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio, decreased 20 basis points to 2.91% during the nine months ended September 30, 2024, as compared to 3.11% for the same period in 2023.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the nine months ended September 30, 2024 and 2023. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023
	Volume	Rate(2)	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(1.5)	$10.3	$8.8	$(2.6)	$39.0	$36.4
Investment securities (1)	(5.0)	(0.3)	(5.3)	(20.3)	3.1	(17.2)
Investment in FHLB and FRB stock	(0.4)	0.3	(0.1)	(1.1)	1.2	0.1
Interest bearing deposits in banks	2.1	(0.2)	1.9	0.1	1.2	1.3
Total change	(4.8)	10.1	5.3	(23.9)	44.5	20.6
Interest bearing liabilities:
Demand deposits	(0.5)	2.3	1.8	(2.1)	12.1	10.0
Savings deposits	(0.3)	8.9	8.6	(3.1)	40.4	37.3
Time deposits	(0.6)	5.6	5.0	7.2	27.0	34.2
Repurchase agreements	(0.5)	0.2	(0.3)	(1.0)	2.3	1.3
Other borrowed funds	1.8	(3.4)	(1.6)	(2.3)	(2.4)	(4.7)
Long-term debt	0.3	(0.2)	0.1	6.3	(0.4)	5.9
Subordinated debentures held by subsidiary trusts	—	—	—	—	0.6	0.6
Total change	0.2	13.4	13.6	5.0	79.6	84.6
Decrease in FTE net interest income (1)	$(5.0)	$(3.3)	$(8.3)	$(28.9)	$(35.1)	$(64.0)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended		Nine Months Ended
(In millions, except % and per share data)		Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net interest income	(A)	$205.5	$213.7	$607.3	$671.0
FTE interest income		1.6	1.7	5.0	5.3
Net FTE interest income (Non-GAAP)	(B)	207.1	215.4	612.3	676.3
Less purchase accounting accretion		4.4	5.2	16.0	15.0
Adjusted net FTE interest income (Non-GAAP)	(C)	$202.7	$210.2	$596.3	$661.3

Average interest-earning assets	(D)	$27,133.3	$27,796.8	$27,372.4	$28,390.4

Net interest margin (GAAP)	(A) / (D)	3.01%	3.05%	2.96%	3.16%
Net FTE interest margin (Non-GAAP)	(B) / (D)	3.04	3.07	2.99	3.18
Adjusted FTE net interest margin (Non-GAAP)	(C) / (D)	2.97	3.00	2.91	3.11
Provision for Credit Losses
The Company had a $19.8 million provision for credit losses, which included a provision for credit losses of $20.0 million on loans held for investment and a reduction of credit losses for unfunded commitments of $0.2 million during the three months ended September 30, 2024, as compared to an $0.1 million reduction of credit losses during same period in 2023. The provision incorporated the impact of credit movement during the quarter, changes in loan balances, the attributes of the current portfolio, asset quality metrics, a review of the current economic outlook, and net charge-offs of $27.4 million, or an annualized 0.60% of average loans outstanding during the three months ended September 30, 2024, as compared to net charge-offs of $1.1 million, or an annualized 0.02% of average loans outstanding during the same period in 2023. Net loan charge-offs in the third quarter of 2024 were composed of charge-offs of $29.1 million, primarily consisting of a $15.9 million commercial real estate loan and a $6.2 million construction real estate loan. These charge-offs were offset by recoveries of $1.7 million.
The provision during the nine months ended September 30, 2024 of $34.1 million included a provision for credit losses on loans held for investment of $47.0 million, a reduction of credit losses on unfunded commitments of $12.8 million, and a reduction of credit losses on investment securities of $0.1 million. This compares to a provision for credit losses of $26.8 million during the same period in 2023. The allowance for credit losses is updated quarterly based on the attributes of the current loan and investment securities portfolios, asset quality metrics, and a review of the current economic outlook.
For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.

Non-Interest Income
Non-interest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees being our principal source of non-interest income. The following table presents the composition of our non-interest income as of the periods indicated:

Non-Interest Income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2024	2023			2024	2023
Payment services revenues	$18.7	$19.2	$(0.5)	(2.6)%	$55.7	$58.0	$(2.3)	(4.0)%
Mortgage banking revenues	1.7	2.0	(0.3)	(15.0)	5.1	6.9	(1.8)	(26.1)
Wealth management revenues	9.6	8.7	0.9	10.3	28.2	26.5	1.7	6.4
Service charges on deposit accounts	6.6	6.0	0.6	10.0	19.0	17.0	2.0	11.8
Other service charges, commissions and fees	2.2	2.2	—	—	6.5	7.0	(0.5)	(7.1)
Investment securities losses, net	—	—	—	—	—	(23.5)	23.5	(100.0)
Other income	7.6	3.9	3.7	94.9	16.6	10.6	6.0	56.6
Total non-interest income	$46.4	$42.0	$4.4	10.5	$131.1	$102.5	$28.6	27.9
Total non-interest income increased $4.4 million for the three months ended September 30, 2024, as compared to the same period in 2023 and increased $28.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase for the three months ended September 30, 2024 reflects a $2.6 million gain on the sale of a branch. The increase for the nine months ended September 30, 2024 was primarily the result of the realized loss of $23.4 million on the disposition of available-for-sale investment securities and a $1.9 million loss related to the fair value of loans held for sale recognized through other income during the nine months ended September 30, 2023, and a gain on the sale of a branch during the nine months ended September 30, 2024.
Non-Interest Expense
Non-interest expense decreased $1.7 million during the three months ended September 30, 2024 compared to the same period in 2023 driven by lower other expenses and professional fees, which were partially offset by higher salaries and wages, that included $3.8 million in CEO transition related expenses. Non-interest expense decreased $14.3 million during the nine months ended September 30, 2024 as compared to the same period in 2023. The decreases were driven by lower employee benefits, software costs, and other expenses. These decreases were partially offset by increases in salaries and wages that included $3.8 million in CEO transition expenses, expenses related to OREO, and FDIC insurance premiums, driven by $1.5 million in FDIC special assessment accruals in the first quarter of 2024.
The following table presents the composition of our non-interest expense as of the periods indicated:

Non-Interest Expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2024	2023			2024	2023
Salaries and wages	$70.9	$65.4	$5.5	8.4%	$202.4	$199.1	$3.3	1.7%
Employee benefits	19.7	19.7	—	—	55.9	61.8	(5.9)	(9.5)
Outsourced technology services	14.6	14.5	0.1	0.7	42.2	44.5	(2.3)	(5.2)
Occupancy, net	11.8	11.7	0.1	0.9	35.8	35.9	(0.1)	(0.3)
Furniture and equipment	5.2	5.3	(0.1)	(1.9)	15.4	16.8	(1.4)	(8.3)
OREO expense, net of income	—	0.5	(0.5)	(100.0)	4.0	1.3	2.7	207.7
Professional fees	4.2	5.1	(0.9)	(17.6)	16.1	14.9	1.2	8.1
FDIC insurance premiums	5.2	5.0	0.2	4.0	19.2	15.4	3.8	24.7
Other intangibles amortization	3.6	3.9	(0.3)	(7.7)	11.0	11.8	(0.8)	(6.8)
Other expenses	24.2	30.0	(5.8)	(19.3)	74.5	89.3	(14.8)	(16.6)
Total non-interest expense	$159.4	$161.1	$(1.7)	(1.1)	$476.5	$490.8	$(14.3)	(2.9)

Salaries and wages expense increased $5.5 million during the three months ended September 30, 2024 and increased $3.3 million during the nine months ended September 30, 2024, as compared to the same periods in 2023. The increases during the three and the nine months ended September 30, 2024 are primarily due to the accrual of $3.8 million for transition expenses related to the CEO’s pending retirement, lower deferred loan costs, and higher short-term incentive accruals over the prior year, which were offset by lower salaries and wages and net severance costs as a result of staffing reductions.
Employee benefits expense was stable during the three months ended September 30, 2024 and decreased $5.9 million during the nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease was primarily due to lower health insurance costs and lower payroll taxes, partially offset by higher long-term incentive accruals.
Outsourced technology services expense increased $0.1 million during the three months ended September 30, 2024, as compared to the same period in 2023 and decreased $2.3 million during the nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease was primarily due to lower software maintenance costs.
FDIC insurance premiums increased $0.2 million during the three months ended September 30, 2024 and increased $3.8 million during the nine months ended September 30, 2024, compared to the same periods in 2023, primarily resulting from a $1.5 million special assessment accrual recorded during the nine months ended September 30, 2024.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $5.8 million during the three months ended September 30, 2024 and decreased $14.8 million during the nine months ended September 30, 2024, compared to the same periods in 2023, primarily resulting from decreases in donation expense, credit card reward accruals, reclassifications of new market tax credit amortization expenses, which moved to income tax expenses, as a result of the adoption of ASU 2023-02, fraud losses, travel costs, and continued focus on our cost saving initiatives.
Income Tax Expense
Our effective tax rate was 23.7% for the three months ended September 30, 2024 compared to 23.2% for the three months ended September 30, 2023 and 23.7% for the nine months ended September 30, 2024 compared to 23.4% for the same period in 2023. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 24.9% are due to the proportion of non-taxable revenues, non-deductible expenses, and net benefits from tax credits as compared to the levels of pre-tax earnings. Additionally, in connection with the Company’s adoption of ASU 2023-02 on January 1, 2024, the Company began recording proportional amortization of New Market Tax Credits as a component of income tax expense instead of other expenses.
Financial Condition
Total Assets
Total assets decreased $1,075.7 million, or 3.5%, to $29,595.5 million as of September 30, 2024, from $30,671.2 million as of December 31, 2023, primarily due to decreases in investment securities and loans held for investment which supported declines in deposits and securities sold under repurchase agreements, which was partially offset by an increase in cash and cash equivalents. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023.
Investment Securities
We manage our investment portfolio primarily as a source of liquidity. In doing so, we seek to obtain the highest risk adjusted return within our risk tolerance and liquidity guidelines, while satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio is primarily comprised of U.S. Treasury notes, state, county, and municipal, U.S. government agency, U.S. government agency residential and commercial mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations, private mortgage-backed, and corporate securities. Federal funds sold and interest-bearing deposits in the Bank are additional investments that are classified as cash equivalents rather than as investment securities. Investment securities classified as available-for-sale are recorded at fair value, while investment securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains or losses, net of the deferred tax effect, on available-for-sale securities are reported as increases or decreases in accumulated other comprehensive income or loss, a component of stockholders’ equity.

Investment securities decreased $773.8 million, or 8.6%, to $8,275.6 million, or 28.0% of total assets, as of September 30, 2024, from $9,049.4 million, or 29.5% of total assets, as of December 31, 2023. The decrease was primarily resulting from normal pay-downs and maturities, partially offset by $134.6 million increase in fair market values and $102.2 million of reinvestment into investment securities.
As of September 30, 2024 and December 31, 2023, the estimated duration of our investment portfolio was 3.4 and 3.5 years, respectively.
As of September 30, 2024 and December 31, 2023, we had $6,662.4 million and $8,284.5 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. At September 30, 2024 and December 31, 2023, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $0.8 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $252.5 million as of September 30, 2024 as compared to December 31, 2023.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	September 30, 2024	December 31, 2023	$ Change	% Change
Real estate:
Commercial	$9,219.3	$8,869.2	$350.1	3.9%
Construction	1,307.9	1,826.5	(518.6)	(28.4)
Residential	2,217.8	2,244.3	(26.5)	(1.2)
Agricultural	726.4	716.8	9.6	1.3
Total real estate	13,471.4	13,656.8	(185.4)	(1.4)
Consumer:
Indirect	742.2	740.9	1.3	0.2
Direct and advance lines	136.9	141.6	(4.7)	(3.3)
Credit card	76.4	76.5	(0.1)	(0.1)
Total consumer	955.5	959.0	(3.5)	(0.4)
Commercial	2,919.7	2,906.8	12.9	0.4
Agricultural	689.8	769.4	(79.6)	(10.3)
Other, including overdrafts	2.5	0.1	2.4	NM
Deferred loan fees and costs	(11.8)	(12.5)	0.7	(5.6)
Loans held for investment, net of deferred loan fees and costs	$18,027.1	$18,279.6	$(252.5)	(1.4)
Declines in the construction real estate loans are primarily a result of the conversion of loans to permanent commercial real estate financing.
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $66.3 million, or 62.3%, to $172.7 million as of September 30, 2024, from $106.4 million as of December 31, 2023, primarily driven by the categorization of a single $54.4 million commercial and industrial loan relationship to non-accrual in the first quarter of 2024. As of September 30, 2024 there were approximately $60.7 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.

Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $1.8 million as of September 30, 2024, a decrease of $3.1 million, or 63.3%, from $4.9 million as of December 31, 2023.
Other Real Estate Owned (“OREO”). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $12.1 million, or 73.3%, to $4.4 million as of September 30, 2024, from $16.5 million as of December 31, 2023, primarily resulting from the disposal of a $9.0 million agricultural real estate property and a $3.0 million commercial property.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2023
Non-performing loans:
Non-accrual loans	$172.7	$165.6	$81.4
Accruing loans past due 90 days or more	1.8	2.6	3.2
Total non-performing loans	174.5	168.2	84.6
OREO	4.4	6.7	11.6
Total non-performing assets	$178.9	$174.9	$96.2
Non-accrual loans to loans held for investment	0.96%	0.91%	0.45%
Non-performing loans to loans held for investment	0.97	0.92	0.46
Non-performing assets to loans held for investment and OREO	0.99	0.96	0.53
Non-performing assets to total assets	0.60	0.58	0.31
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Real estate:
Commercial	$45.2	25.9%	$28.2	25.3%
Construction	0.1	0.1	17.2	15.5
Residential	14.5	8.3	11.3	10.2
Agricultural	4.7	2.7	5.4	4.8
Total real estate	64.5	37.0	62.1	55.8
Consumer	4.6	2.6	4.0	3.6
Commercial	82.2	47.1	11.8	10.6
Agricultural	23.2	13.3	33.4	30.0
Total non-performing loans	$174.5	100.0%	$111.3	100.0%

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
Our allowance for credit losses was $225.4 million, or 1.25% of loans held for investment as of September 30, 2024 compared to $227.7 million, or 1.25% of loans held for investment, as of December 31, 2023. The Company’s allowance for off-balance sheet credit losses was $5.6 million as of September 30, 2024, compared to $18.4 million as of December 31, 2023, due to a decline in off-balance sheet commitments.
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

The following table sets forth information regarding our allowance for credit losses as of and for the periods indicated:

Allowance for Credit Losses	Three Months Ended			Nine Months Ended
(Dollars in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023

Beginning balance	$232.8	$226.7	$224.6	$227.7	$220.1
Provision for credit losses	20.0	5.8	3.2	47.0	25.3
Charge offs:
Real estate
Commercial	15.9	1.3	1.7	21.6	6.3
Construction	6.2	0.6	—	13.2	9.7
Residential	0.1	—	0.1	0.7	0.6
Consumer	4.1	3.6	3.7	11.9	10.4
Commercial	2.5	1.2	0.7	8.7	2.2
Agricultural	0.3	—	—	0.3	—
Total charge-offs	29.1	6.7	6.2	56.4	29.2
Recoveries:
Real estate
Commercial	0.1	0.1	3.4	0.8	4.1
Construction	0.1	0.1	—	0.1	—
Residential	—	—	0.1	0.1	0.1
Agricultural	—	—	—	0.1	0.3
Consumer	1.3	1.0	1.1	3.6	3.7
Commercial	0.2	0.7	0.5	2.1	1.9
Agricultural	—	—	—	0.3	0.4
Total recoveries	1.7	1.9	5.1	7.1	10.5
Net charge-offs	27.4	4.8	1.1	49.3	18.7
Ending balance	$225.4	$227.7	$226.7	$225.4	$226.7

Allowance for off-balance sheet credit losses:
Beginning balance	$5.8	$18.8	$20.8	$18.4	$16.2
(Reduction of) provision for credit losses	(0.2)	(0.4)	(2.0)	(12.8)	2.6
Ending balance	$5.6	$18.4	$18.8	$5.6	$18.8

Allowance for credit losses on investment securities:
Beginning balance	$0.7	$0.8	$2.1	$0.8	$1.9
Reduction of provision for investment securities	—	—	(1.3)	(0.1)	(1.1)
Ending balance	$0.7	$0.8	$0.8	$0.7	$0.8

Total allowance for credit losses	$231.7	$246.9	$246.3	$231.7	$246.3
Total provision for (reduction of) credit losses	19.8	5.4	(0.1)	34.1	26.8
Loans held for investment, net of deferred fees and costs	18,027.1	18,279.6	18,213.3	18,027.1	18,213.3
Average loans	18,209.1	18,255.9	18,317.4	18,250.5	18,314.3
Net loans charged-off to average loans, annualized	0.60%	0.10%	0.02%	0.36%	0.14%
Allowance to non-accrual loans	130.52	214.00	278.50	130.52	278.50
Allowance to loans held for investment	1.25	1.25	1.24	1.25	1.24

Total Liabilities
Total liabilities decreased $1,214.0 million, or 4.4%, to $26,229.7 million as of September 30, 2024, from $27,443.7 million as of December 31, 2023, primarily due to decreases in deposits, securities sold under repurchase agreements, and other borrowed funds. Significant fluctuations in liability accounts are discussed below.

Deposits
Our deposits consist of non-interest-bearing and interest-bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $459.0 million, or 2.0%, to $22,864.1 million as of September 30, 2024, from $23,323.1 million as of December 31, 2023, with decreases in all categories except for savings and time deposits $250 thousand and over. Included in the decline was $185.0 million of high-cost, government entity deposits withdrawn during the first quarter of 2024.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Non-interest-bearing demand	$5,919.0	25.9%	$6,029.6	25.9%
Interest bearing:
Demand	6,261.4	27.4	6,507.8	27.9
Savings	7,805.5	34.1	7,775.8	33.3
Time, $250k and over	818.6	3.6	811.6	3.5
Time, other (1)	2,059.6	9.0	2,198.3	9.4
Total interest-bearing	16,945.1	74.1	17,293.5	74.1
Total deposits	$22,864.1	100.0%	$23,323.1	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $6.9 million and $26.6 million as of September 30, 2024 and December 31, 2023, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at September 30, 2024 was $8.0 billion, or 35.0% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Securities Sold Under Repurchase Agreements
In addition to deposits, repurchase agreements with commercial depositors, which include municipalities, provide an additional source of funds. Under repurchase agreements, deposit balances are invested in short-term U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of our client’s business. Securities sold under repurchase agreement balances decreased $225.5 million, or 28.8%, to $557.2 million as of September 30, 2024, from $782.7 million as of December 31, 2023.
Other Borrowed Funds
Other borrowed funds is comprised of FHLB and BTFP overnight and fixed-rate borrowings with remaining contractual tenors of up to one year. Other borrowed funds decreased $523.0 million, or 20.1%, to $2,080.0 million as of September 30, 2024 from $2,603.0 million as of December 31, 2023.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $138.3 million, or 4.3%, to $3,365.8 million as of September 30, 2024, from $3,227.5 million as of December 31, 2023, due to a decrease to the unrealized losses on available-for-sale securities through other comprehensive income and the retention of retained earnings, partially offset by cash dividends paid and stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants.

On October 23, 2024, the Company’s board of directors declared a dividend of $0.47 per common share, payable on November 14, 2024, to common stockholders of record as of November 4, 2024. The dividend equates to a 6.3% annual yield based on the $29.85 average closing pricing of the Company’s common stock during the third quarter of 2024.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2024 and December 31, 2023, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB and BTFP advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, the issuance of securities, borrowings and other debt financing, and increases in client deposits.
For the nine months ended September 30, 2024, net cash provided by operating activities was $259.8 million, net cash provided by investing activities was $1,200.0 million and net cash used in financing activities was $1,339.2 million. Major uses of cash were $459.0 million in outflows of deposits and $773.0 million in repayment of other borrowed funds. Major sources of cash included $266.5 million of advances in long-term debt and $1,009.4 million in investment security maturities and paydowns. Total cash and cash equivalents were $698.6 million as of September 30, 2024, compared to $578.0 million as of December 31, 2023. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “Financial Condition – Deposits,” included in Part I – Financial Information, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	September 30, 2024				December 31, 2023
(Dollars in billions)	FHLB	FRB	BTFP	Total	FHLB	FRB	BTFP	Total
Total borrowing capacity	$6.0	$0.9	$1.0	$7.9	$6.2	$0.7	$2.4	$9.3
Borrowings outstanding	1.1	—	1.0	2.1	2.6	—	—	2.6
Remaining Capacity, at period end	$4.9	$0.9	$—	$5.8	$3.6	$0.7	$2.4	$6.7

Cash and due from banks				0.4				0.4
Interest-bearing deposits				0.3				0.2
Total available liquidity				$6.5				$7.3

Through the Bank’s relationship with the FHLB, the Bank owns $59.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB. As of September 30, 2024, the Bank had FHLB borrowings of $1,080.0 million with remaining tenors of one-year or less and $3.9 million with original tenors of greater than one-year. The Bank’s remaining borrowing capacity with the FHLB was $4,885.2 million as of September 30, 2024.
The Bank had a $1.0 billion advance through the BTFP as of September 30, 2024. As of September 30, 2024, the Bank’s borrowing capacity at the Federal Reserve Discount Window was $0.9 billion.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 30% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 50% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at September 30, 2024 project that interest-bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	September 30, 2024
+200	(4.28)%
+100	(1.94)
-100	4.86
-200	8.30
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
The Company uses financial derivative instruments for management of interest rate sensitivity. In August 2022, the Company entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset. In October 2022, the Company entered into four forward starting receive-fixed hedges related to pools of variable-rate loans and securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The swaps designated as cash flow hedges synthetically fix the interest income received by the Company. During the third quarter of 2024, the Company voluntarily terminated three swaps, which were designated as cash flow hedges, two of which were related to variable-rate loans and one related to variable-rate securities with a total notional amount of $550.0 million. The termination of the cash flow hedges resulted in a net unrealized loss totaling $0.2 million. The two interest rate collars and one remaining swap designated as cash flow hedges were effective with a total notional amount of $600.0 million. For more information regarding these financial derivative instruments, see “Note - Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2024.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2024.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
July 1, 2024 to July 31, 2024	541	$32.35	—	—
August 1, 2024 to August 31, 2024	1,444	30.43	—	—
September 1, 2024 to September 30, 2024	1,987	30.44	—	—
Total	3,972	$30.70	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 and 2023 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 3, 2024)

10.1†
Employment Agreement by and among James Reuter, First Interstate BancSystem Inc. and First Interstate Bank, dated as of October 9, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on October 9, 2024)

10.2†	First Amendment to the Transition and Separation Agreement and General Release by and between Kevin P. Riley, First Interstate BancSystem, Inc. and First Interstate Bank, effective October 8, 2024

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 4, 2024	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	November 4, 2024	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer