Form 10-K
period 2024-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2025-02-28
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.4 billion.
As of January 31, 2025, there were 104,531,312 shares outstanding of the registrant’s Common stock.

Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 20, 2025. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

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
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates, and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item 1A Risk Factors of this report, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report.
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
Summary Risk Factors
An investment in shares of our common stock involves a high degree of risk. If any of the factors enumerated below and described in more detail in the section entitled "Risk Factors" under Item 1A of this report occurs, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In that case, the market price for our common stock could decline, and you may lose some or all of your investment. Some of the most material risks relating to an investment in our common stock include the impact or effect on our Company and its operating results, or its investors, of:
Regulatory and Compliance Risks, including:
•new or changes in existing, governmental regulations or in the way such regulations are interpreted or enforced;
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
Operational Risks, including:
•cybersecurity risks, including denial-of-service attacks, network intrusions, business e-mail compromise, and other malicious behavior that could result in the disclosure of confidential information;
•privacy, information security, and data protection laws, rules, and regulations that affect or limit how we collect and use personal information or otherwise have an adverse effect on us;
•the potential impairment of our goodwill and other intangible assets;
•our reliance on other companies that provide key components of our business infrastructure;
•events that may tarnish our reputation;
•mainstream and social media contagion;
•the loss of the services of key members of our management team and directors;
•our ability to attract and retain qualified employees to operate our business;
•costs associated with repossessed properties, including potential environmental remediation;
•the effectiveness of our operational processes, policies and procedures, and internal control over financial reporting;
•our ability to implement technology-facilitated products and services or be successful in marketing these products and services to our clients; and
•the development and use of artificial intelligence;
Strategic Risks, including:
•risks related to acquisitions, mergers, strategic partnerships, divestitures, and other transactions;
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
Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. We operate 300 banking offices, including branches and detached drive-up facilities, in communities across 14 states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas.

We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Historically, our authorized common stock had consisted of two classes of common stock: Class A common stock and Class B common stock. In March 2022, following the completion of our acquisition of Great Western Bank (“GWB”) in February 2022, all outstanding shares of our Class B common stock automatically converted into shares of our Class A common stock on a one-for-one basis. On May 24, 2023, our shareholders approved a conversion of our state of incorporation from Montana to Delaware. At the effective time of the conversion, each outstanding share of our Class A common stock became an outstanding share of our common stock. All shares of our outstanding capital stock are now composed solely of shares of common stock. Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “FIBK.” Since our initial public offering, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, Community 1st Bank, and GWB. As of December 31, 2024, we had consolidated assets of $29.1 billion, deposits of $23.0 billion, loans held for investment of $17.8 billion, and total stockholders’ equity of $3.3 billion.
Our mission is to help people and their money work better together. With that as our guiding focus, we strive to be the most relevant everyday experience our clients have with their money. With our focus on community banking, we adhere to common values that have long provided a foundation for our growth and success:
(1)Put people first;
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

Community Banking
We have one operating segment—community banking. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to the operating segment. Community banking encompasses commercial, governmental, and consumer banking services provided through our Bank, which primarily include the acceptance of deposits, the extension of credit, mortgage loan origination and servicing, and wealth management, which includes trust, employee benefit, investment management, insurance, agency, and custodial services to individuals, businesses, and nonprofit organizations. Our philosophy emphasizes a local focus through a personalized service approach while also strengthening the communities in our market areas through community involvement, service activities, and philanthropy. We grant our banking offices significant authority in delivering products in response to local market considerations and client needs. This autonomy enables our banking offices to remain competitive by quickly responding to local market conditions and enhancing relationships with our clients in those markets. While our banking offices enjoy a level of flexibility, they remain accountable to company-wide standards and established limits on their authority and discretion. This combination of authority and accountability allows our banking offices to provide personalized service and localized community support while at the same time remaining focused on our overall financial vitality.
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
(1)are made to borrowers who are generally located within or adjacent to our market footprint or own businesses and/or real estate within or adjacent to our footprint, with limited exceptions that may include participation loans and loans to national accounts;
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
While each loan must meet minimum underwriting standards, qualified bankers are granted levels of credit authority for approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Credit authorization is established by individual role and assigned based on the credit experience, credit acumen and performance of each banker. Credit authorization is granted under the direction of our Chief Credit Officer and is reviewed on an ongoing basis. Loan requests over the authority of our bankers are approved by designated Credit Officers and/or the Chief Credit Officer with the concurrence of our Chief Risk Officer as necessary.
Under the direction of James A. Reuter, who was recently appointed as our President and Chief Executive Officer effective as of November 2024, we are conducting an internal review and assessment of our internal credit policies. Any resulting improvements made to our current credit policies are anticipated to include enhanced executive-level oversight of underwriting standards, credit authorization levels and underwriting decisions, with increased executive-level scrutiny for any future lending decisions for loans with larger exposures. The Company anticipates expanding its current credit committee structure to include the approval of credit decisions above certain lending thresholds.
Deposit Products
We offer traditional depository products including checking, savings, and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Bank to our clients under an agreement to repurchase the investment securities at a specified time or on demand. All outstanding repurchase agreements are due in one business day. Additionally, the Company is a member of the IntraFi Network, which enables us to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance limits.

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
Centralized Services
We have centralized certain operational activities to provide consistent service levels to our clients across the Bank, which helps us gain efficiency in management of those activities as well as ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to clients and include:
•marketing;
•credit review;
•loan servicing;
•credit card issuance and servicing;
•mortgage loan sales and servicing;
•loan collections; and
•other operational activities.
To reduce operating costs and capitalize on the technical capabilities of selected vendors, we also leverage third-party service providers to selectively outsource certain bank operations and services, such as certain data processing, loan servicing, credit card servicing, and deposit processing systems.
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.
Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Arizona	0.3	22	10
Colorado	0.4	29	19
Idaho	4.3	8	20
Iowa	1.9	8	45
Kansas	0.1	169	2
Minnesota	—	298	1
Missouri	0.1	144	6
Montana	16.4	2	41
Nebraska	2.2	8	44
North Dakota	0.1	73	1
Oregon	2.5	9	33
South Dakota	0.4	5	46
Washington	0.4	30	17
Wyoming	13.2	1	15
Total			300
(1) Source: FDIC.gov-data as of June 30, 2024.
(2) As of December 31, 2024.

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
Regulatory Authorities
As a public company with our securities listed for trading on the NASDAQ, we are subject to the disclosure and regulatory requirements of the Securities and Exchange Commission, or SEC, including under the Securities Act, the Exchange Act, and the rules and listing standards of the NASDAQ.
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
Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2024, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 16.4% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.
In order to assess the financial strength of the bank holding company, the Federal Reserve and the State of Montana may conduct periodic on-site and off-site inspections and credit reviews throughout the year. The federal banking agencies, including the Federal Reserve, may require additional information and reports from us. In addition, the Federal Reserve may examine, and require reports and information regarding, any entity that we control, including entities other than banks or entities engaged in financial activities. In certain circumstances, the Federal Reserve may require us to divest of non-bank entities or limit the activities of those entities even if the activities are otherwise permitted for bank holding companies under governing law.
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
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings and is reduced by substantially all of the regulatory deductions including items such as goodwill and other intangibles and certain deferred tax assets. Tier 1 capital is generally defined as common equity Tier 1 capital and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is composed of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses (“ACL”) limited to a maximum of 1.25% of risk-weighted assets and, for institutions like us that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45.0% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
The capital stock of banks organized under Montana law, such as the Bank, may be subject to assessment upon the direction of the Montana Department of Administration under the Montana Bank Act. Under the Montana Bank Act, if the Department of Administration determines an impairment of a bank’s capital exists, it may notify the Bank’s Board of the impairment and require payment of an assessment on the bank stock. If the bank fails to do so, the Department of Administration may, among other things, take charge of the bank and proceed to liquidate the bank.
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
Federal Reserve Regulation O restricts loans to the Bank and its parent holding company’s insiders, which includes directors, certain officers, and principal shareholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank Board.

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
The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. As of September 30, 2020, the FDIC had announced that the ratio was 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years, but did not change its assessment schedule. On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by two basis points, beginning with the first quarterly assessment period of 2023 and in 2024 the FDIC Board maintained the designated reserve ratio for the DIF at two basis points for 2025.
In addition, to recover costs associated with protecting uninsured depositors during the bank failures in the first half of 2023, in November 2023, the FDIC implemented a 13.4 basis point annual special assessment on uninsured deposits above $5 billion, to be collected during an anticipated eight consecutive quarters beginning with the first quarter of 2024. The Company accrued $10.5 million in the fourth quarter of 2023 and an additional $1.5 million in the first quarter of 2024 for the special assessment. The special assessment is in addition to the assessment rates finalized as part of FDIC’s Amended Restoration Plan. In an update provided on October 17, 2024, the FDIC staff projects that the reserve ratio is on track to meet the 1.35% ahead of the statutory deadline of September 30, 2028.
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
In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating on its most recently published CRA examination. Although the Bank’s policies and procedures are designed to achieve compliance with all fair lending and CRA requirements, instances of non-compliance are occasionally identified through normal operational activities. Management endeavors to respond proactively to any instances of non-compliance and to implement and update appropriate procedures to prevent instances of non-compliance and other violations from occurring.
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
Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016 and a notice of proposed rulemaking was released in May 2024. Although final rules had not been adopted as of December 31, 2024, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
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

Human Capital
Culture is critically important to the Company’s success; our people are our number one priority. We approach our culture with an aspirational lens. It is not a stand-alone initiative or program—it is integrated in our systems, and our processes. Our values guide how we make decisions, treat each other, and serve our clients.
Workforce
As of December 31, 2024, we employed 3,481 employees, with none represented by a collective bargaining agreement. This represents a decrease of 104 employees from December 31, 2023. As of December 31, 2024, approximately 67.8% of our workforce was female, 32.0% was male, and 0.2% have not declared. The executive team is comprised of 75.0% female and 25.0% male, and the Company’s senior leadership team was 55.6% female and 44.4% male.
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
We encourage employees to take active leadership roles within their communities to further demonstrate our values and help us respond to the needs of the markets we serve. The Company provides employees an opportunity to participate in a Bank-sponsored service project annually, marking the second Wednesday in September as our Commitment to Community Volunteer Day. We close all offices in the afternoon on Volunteer Day so employees can lend a hand in their community, either as teams or as individuals. At the end of 2024, we announced the addition of a new Volunteer Time benefit, which will allow employees to utilize up to eight work hours each year to participate in volunteer activities of their choosing.
Employee Engagement
Our employee engagement strategy prioritizes creating a work environment where every employee feels heard and valued. We measure our success by how effectively we address workplace needs and empower local leaders to activate meaningful progress.
To deepen our understanding of organizational dynamics, we conduct an annual census survey each fall and administer strategic pulse surveys throughout the year. These insights drive innovative solutions tailored to our employees’ needs.
Leaders across the organization are held accountable for fostering engagement through active participation, sharing team results, and creating actionable engagement plans. The aggregated results are shared with the Company’s board of directors (the “Board”), serving as a key indicator of the overall health of our workforce.
Compensation and Benefits
We strive to provide competitive wages, benefits, and programs that meet the varying needs of our workforce. We continually review our programs to ensure we remain competitive and take care of our employees.
Our compensation strategies are designed to pay for performance, pay competitively within our markets, and support pay equity among comparable jobs and markets across the company. Our job architecture consists of grade-based pay ranges in which we maintain a structure of roles and leveling that provide for career opportunities and are aligned with market salary data. We make data-driven decisions regarding employee compensation based on the job, experience, and performance.
The approach we take in our benefit offerings is a holistic one to address our employees’ total well-being, which includes aspects of their health, physical, mental/emotional, social, and financial needs.
We offer the following compensation and benefit programs as part of our total rewards package:
•Competitive Total Compensation
•Base salary
•Short-term Incentive Plan (for eligible employees)
•Long-term Incentive Plan (for eligible employees)
•Referral incentive programs
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
As part of our commitment to fostering a dynamic and competitive workforce, we have invested significant time and resources to develop and empower our talent. We made meaningful progress in our development programs centered on emotional intelligence, and manager effectiveness. These initiatives were further enhanced by role-specific training programs and on-demand learning opportunities, ensuring our employees are equipped with the skills necessary to excel in their roles.
Better Together
At First Interstate Bank we recognize that fostering an inclusive workplace contributes to innovation, enhances decision-making, and improves customer experiences. Our commitment to inclusion is reflected not only within our Company but also in the communities where we live and work. We take pride in creating a workplace that values diverse perspectives while ensuring fair and equitable opportunities for all employees. We are committed to advocating for the rights and respect of all and actively participate in achieving this by setting an example of this leadership in the communities we call home.
Our Council is comprised of 15 individuals across our footprint from various departments and includes a range of tenure with the Company. The Council meets quarterly with smaller working groups convening monthly to drive education, employee engagement, and communications that align with our overall business strategy. Our Employee Engagement survey allows us to track year over year progress, giving us insight into areas of strengths and opportunities for improvement, helping us continuously refine our approach to inclusion and workplace culture.
Our Community Responsibility department encourages activities that remind our employees of the importance of community. The Bank’s annual Volunteer Day fell on September 11, 2024, which gave us an opportunity to focus on projects for the Veteran and First Responder communities. Additionally, we focused on strengthening our partnership with Community Development to determine how we can best support their efforts and align goals.
In conjunction with our Learning & Development team, we created Better Together, a learning opportunity to ensure employees understand the value every person brings and their role in creating an inclusive and equitable environment. Better Together is now the foundational learning opportunity for incoming employees and creates a common understanding among new and more tenured employees. Launched in the third quarter of 2024, 77% of our workforce engaged with Better Together as of December 31, 2024.
Providing resources for employees continued to be an area of focus with the introduction of toolkits to enhance both cultural awareness and business skills. These toolkits are designed to help our employees better meet the diverse needs of our clients and community members with the understanding we come from different cultural experiences and perspectives. These toolkits are meant to be a resource for positive connections to ensure we lead with grace and purpose in all our interactions.
We continued our Collective Learning Series, a monthly educational and community-building webinar that brings together employees to share experiences, perspectives, and learn more about our team and the communities we serve. Three executives participated as panelists in our Women’s History event, and we partnered with community organizations to share insights on topics such as foster care, human trafficking, and Disability Pride Month. Employee support for the series continued and attendance doubled in 2024.
Our efforts to encourage opportunity for all have yielded recognition from several organizations including the American Bankers Association (“ABA”) and the Billings Chamber of Commerce. We received honorable mention in the ABA DEI awards and were awarded the inaugural Welcoming and Belonging Award from the Billings Chamber.
We believe we are better together and are committed to moving forward while making an impact and difference for all communities and employees.
In January 2025, newly issued Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. In light of these Executive Orders, we are continuing to analyze our policies to ensure compliance with laws while retaining our commitment to creating an inclusive and equitable environment for employees and clients alike.

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
Item 1A. Risk Factors
Like other financial institutions and bank holding companies, the success of our business is subject to a number of risks and uncertainties, many of which are outside of our control. The material risks and uncertainties of which we are currently aware are set forth below under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, if any of the events or circumstances described below actually occur, our business, financial condition, and results of operations could be harmed. These risks are not the only ones we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations, and prospects. You should consider carefully the following important factors in evaluating us and our business before you make an investment decision about our securities.
Regulatory and Compliance Risks
New governmental regulations and/or changes in existing governmental regulations, or in the way such regulations are interpreted or enforced, could have a material adverse effect on the Company.
The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of clients, the DIF, and the banking system. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years in response, we believe, to various factors including the 2008 financial crisis and 2023 banking crisis as well as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. The Company expects its business will remain subject to extensive regulation and supervision.
Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary, and other laws and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the application of existing regulations. In recent years, the CFPB has increased its scrutiny of fee-based business models and various fees on consumer financial products and services, including depositor, overdraft and late fee charges. For example, in March 2024, the CFPB finalized a rule that limits the amount of late fees that could be charged for late credit card payments. Certain elements of the federal government have also expressed an interest in increased regulation of these types of fees. The CFPB has also focused on consumer data access issuing its final rule implementing Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the “open banking” rule to empower consumers and authorized third parties to access account data controlled by financial institutions. Open banking rulemaking has long been expected to have a significant impact on both financial institutions and third parties.

In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing regulations with which we are required to comply or how lower courts will apply the decision in the context of regulatory schemes applicable to us, leading to increased regulatory uncertainty and potential changes in the way laws or regulations applicable to us are interpreted or enforced. Further, it is difficult to predict the legislative, regulatory and other changes that may result under the new Trump administration. Early actions and statements by the new Trump administration suggest a significantly different regulatory agenda from the Biden administration. With the advent of efforts by the new administration to enhance regulatory efficiency, including the elimination of regulations and tailoring of regulatory proposals, cut expenditures, and restructure federal agencies, there could be a significant impact on rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, including agencies like the Consumer Finance Protection Bureau. In addition, changes in the makeup of the Senate and the House of Representatives may lead to new or changed laws and regulations applicable to us, and there may also be significant changes to the fiscal and monetary policies of the federal government of the United States and its agencies, including the Federal Reserve.
Any of these changes or new legislation could increase our future compliance and other operating expenses and could have a material adverse effect on our business, financial condition, and results of operation.
Negative developments in the banking industry could result in increased regulatory scrutiny.
Events like the recent bank failures and the related negative media that involve adverse developments affecting financial institutions, transactional counterparties or other companies in the banking industry, or the development of concerns or rumors about these or similar events, have in the past and may in the future lead to erosion of confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments.
These developments can have and resulted in modifications to or additional laws and regulations governing banks and bank holding companies. These may include, an increase in capital requirements, modifications to regulatory requirements with respect to liquidity risk management, increased supervision over deposit concentrations, enhanced capital adequacy requirements, more stress testing and contingency planning requirements, implementation of other safe and sound banking practices, or other enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Increased regulatory scrutiny, whether by virtue of new regulations (if any) or during routine examinations, could increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, collateralized deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing.
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
Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, the FDIC and the federal banking agencies implemented “Basel III” regulatory capital reforms, which became effective in 2015 and were fully phased in as of January 2019, that substantially amended the regulatory risk-based capital rules applicable to us, as further described in Part I, Item 1. “Business” included herein.
While the current risk-based guidelines applicable to us and the Bank are based on the Basel III framework, regulators may, from time to time, implement changes to the regulatory capital adequacy and liquidity requirements applicable to us. For example, in September 2022, the federal banking regulators announced their intent to revise U.S. regulatory capital requirements to align with Basel IV requirements, more recently referred to as the Basel III “Endgame,” and in July 2023 issued a notice of proposed rulemaking for comment that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and their depository institutions subsidiaries and banking organizations with significant trading activity. Public review and comment commenced with no final rule being issued. In September 2024, Federal Reserve Vice Chairman for Supervision outlined in a speech recommended revisions to the proposed Basel III “Endgame” capital requirements, including a new round of public review and comment. The proposal would not amend the capital requirements applicable to smaller, less complex banking organizations. It is unclear, however, when further guidance will become available and when any changes will go into effect. The impact of Basel IV will depend upon the way it is implemented in the U.S. with respect to institutions like First Interstate and FIB, but to the extent its implementation or other more stringent capital requirements become applicable to us and our operations, our results of operations and profitability could be materially and adversely affected.
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
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses.
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2024, we had $12.1 billion of commercial loans, including $9.3 billion of commercial real estate loans, representing approximately 68.0% of our loans held for investment portfolio.
Commercial loans may involve greater risks than our other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans can be more sensitive to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of their commercial venture. If the cash flow from business operations is reduced because of adverse conditions, the borrower’s ability to repay the loan may be impaired. Commercial loans are, on average, larger loans as compared to other loans with less readily marketable collateral. Given these factors, losses incurred on commercial real estate and commercial loans could have a material adverse impact on our business, financial condition, and results of operations. For example, in the fourth quarter of 2024, we recognized a material partial charge-off of approximately $49.3 million relating to a single commercial and industrial loan relationship that had become impaired as a result of adverse developments impacting the borrower’s business, as further described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition, many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture and livestock businesses, as well as businesses indirectly impacted by commodities prices, such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. Similarly, the occurrence of a natural or man-made disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any factor or combination of factors identified above could negatively impact our business, financial condition, and results of operations.
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
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for our investment securities and other interest-earning assets. The Federal Reserve stated its current objective is to return the rate of inflation to 2% and it has been aggressively acting to achieve this goal. Throughout 2022 and through July 2023, the Federal Reserve raised the federal funds rate to a targeted rate between 5.25% and 5.5% in an effort to curb inflation. With the general inflationary pressures easing, the Federal Reserve paused raising interest rates during the second half of 2023 and decreased the federal funds rate by 100 basis points between September and December 2024. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. To the extent these monetary policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
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
The risk of credit losses on loans varies with, among other things, general economic conditions, the composition of our loan portfolio, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. We maintain an ACL based upon, among other things, historical experience, delinquency trends, economic conditions, and regular reviews of loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolio and provides an ACL. These assumptions and judgments are complex and difficult to determine given the significant uncertainty surrounding future conditions in the general economy and banking industry. If management’s assumptions and judgments prove to be incorrect and the ACL is inadequate, or if banking authorities or regulations require us to increase the ACL, our net income may be adversely affected. As a result, an increase in credit losses could have a material adverse effect on our earnings, financial condition, and results of operations.
United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
Uncertainties continue regarding the potential for a renegotiation of international trade agreements by the Trump administration after changes in United States trade policies, legislation, treaties, and tariffs were taken by the Biden administration. These changes, including trade policies and tariffs affecting other countries, including China, countries comprising the European Union or Middle East, Canada, and Mexico, and retaliatory tariffs by such countries, could materially harm our business. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs are periodically discussed.

If maintained, the newly announced tariffs and the potential escalation of trade disputes, a trade war or other governmental action related to tariffs or international trade agreements or policies, as well as potential epidemics or pandemics, have the potential to negatively impact our and/or our clients’ costs, demand for our clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.
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
Our earnings and cash flows are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. The Federal Reserve increased the federal funds target range by 525 basis points between March 16, 2022 and July 26, 2023 in an effort to dampen increasing inflation rates. With the general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to the federal funds rates only to decrease them by 100 basis points between September and December 2024. The Federal Reserve also indicated in December 2024 that there may be further interest rate decreases during 2025, although we cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve and the speed of their implementation, affect interest income and interest expense.
As of December 31, 2024, 40.3% of our loans were advanced to our clients on a variable or adjustable-rate basis. The prolonged higher borrowing costs resulting from the increases by the Federal Reserve may cause financial hardship on our borrowers, reducing the ability of borrowers to repay their current loan obligations. As a result, these increases in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the ACL, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability and uncertainty about the timing and magnitude of future interest rate changes could reduce borrowing demand and, thus, the need for our lending services.
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
Operational Risks
Our Company faces cybersecurity risks, including denial-of-service attacks, network intrusions, business e-mail compromise, and other malicious behavior could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal, operational, and financial exposure.
Our computer systems and network infrastructure and those of third-party service providers on which we are dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial-of-service attacks, hacking, malware, terrorist activities, and other cybersecurity incidents. Industry experts report increasing cyber-attacks against financial services institutions, and the cost of responding to cybersecurity incidents is higher for victims within the financial sector relative to other sectors. Financial services institutions have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, achieve illicit financial gain, or sabotage systems, often through the introduction of computer viruses, malware, ransomware, cyber-attacks, and other means. Denial-of-service attacks have been launched against several large financial services institutions, primarily resulting in inconvenience, but can also cause operational disruption. Ransomware and other types of cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks arising from instances of data loss or compromise could also cause serious reputational harm to the Company and the Bank.
Our reliance on vendors subjects us to additional cybersecurity risks and vulnerabilities and other threats to our business operations, as vendor security incidents are common. For example, the hardware and software we purchase from suppliers and vendors to facilitate financial services and perform company operations are at risk of having embedded malware, viruses, and other methods intended to develop unauthorized access to confidential information. These types of attacks, known as “supply-chain attacks,” have become more prevalent and are creating additional risks through the solutions and tools upon which we rely. While we have a third-party risk management program to oversee our vendors and procurement, our ability to successfully mitigate these risks that occur in the hardware and software of these vendors is limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our vendors, we cannot guarantee that such agreements will prevent a cyber-incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers in the event we should suffer any such incidents. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner. To the extent we experience supply-chain attacks, our business and reputation could be materially adversely affected, and these third (or fourth) party security incidents could give rise to legal and regulatory risk for the Company and the Bank.
We also face more indirect technology, cybersecurity, and operational risks relating to the customers, clients, and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more of the entities within our operating ecosystem could have a material impact on us and on our customers. This consolidation, interconnectivity, and complexity within the financial services sector increases the risk of operational failure. Any third-party or fourth-party technology failure, cyber-attack, or other information or security breach, termination, or constraint within our ecosystem could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, or expand our business.

In addition, we provide our clients with the ability to bank remotely, including online, through their mobile devices, and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network, or the network of third parties upon which we rely, could be vulnerable to unauthorized access, computer viruses, malware, phishing schemes, and other internal and external security breaches. We may be required to spend significant capital and other resources to protect against threats, or to alleviate problems caused by security breaches or malicious software. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and malware could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
Despite efforts to evaluate threats to the security of our systems and data and to implement controls and policies and procedures designed to address the same, cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks, nor may we be able to implement guaranteed preventive measures against such security breaches. The techniques used by cyber criminals change frequently, may be novel (for example, “zero-day” vulnerabilities), and/or may not be recognized until launched or later (for example, threat actor evading detection for some time), and can originate from a wide variety of sources, including external service providers. These risks may increase in the future as we continue to increase our mobile payment and other internet-based product offerings and expand our internal usage of web-based products and applications. Further, targeted social engineering attacks may be sophisticated and difficult to prevent and our employees, clients, or other users of our systems may be fraudulently induced to disclose sensitive information, allowing cyber criminals to gain access to our systems or data of our clients. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of AI and machine learning to launch more automated, targeted and coordinated attacks on targets.
In addition, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions. While we have implemented measures to secure remote access to our systems and to educate our users on the risks associated with working remotely, we cannot guarantee that unauthorized access will not occur through these remote channels.
A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or to those of our clients and counterparties. A successful security breach or other cybersecurity incident involving our computer systems and network infrastructure, or those of the third-party service providers upon which we rely, could result in violations of applicable data privacy and data security/data breach and other laws and contractual requirements, financial loss to us or to our clients, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Privacy, information security, and data protection laws, rules, and regulations could affect or limit how we collect and use personal information, increase our compliance and technology costs, create litigation and regulatory enforcement risks, and adversely affect our business opportunities.
We are subject to various and constantly evolving privacy, information security, and data protection laws and regulatory guidance, including without limitation: (i) certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requirements for certain disclosures to clients about our information collection, sharing, and security practices and that afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requirements that we develop, implement, and maintain a written information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. The number of compliance requirements facing financial institutions continues to increase year over year, as more and more states continue to update and add to their existing data security and data breach requirements and more and more states enact comprehensive data privacy laws. While we have developed policies and procedures and designed our privacy and cybersecurity risk management and governance programs to align with the various statutory and regulatory requirements to which we are subject, these requirements are constantly changing, and the financial services industry continues to face heightened regulatory scrutiny over data privacy and information security practices. Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) affecting client or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions, or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

In addition, while we have taken steps to implement and maintain privacy policies that are accurate, comprehensive and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our data processing practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy or cybersecurity. The publication of our privacy policies and other related documentation about our privacy and cybersecurity practices can subject us to potential legal claims or regulatory proceedings if they are found or alleged to be deceptive, unfair, or not representative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
Moreover, many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents involving certain types of personal data or unauthorized access to, or interference with, our information systems to the public, certain individuals, the media, government authorities, or other third parties. Certain of these laws and regulations include notice or disclosure obligations contingent upon the result of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents can make it difficult to assess an incident’s overall impact quickly and comprehensively to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses, then we could face compliance risk under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any compromise of our network or data, or any security incident experienced by a member of our supply chain, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required under applicable data breach reporting laws and governing contracts to expend significant capital and other resources to investigate and address any actual or suspected cybersecurity incident or to implement measures to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. While we do maintain cyber liability insurance to mitigate the financial risks associated with security incidents that is reviewed annually, we cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events, or there are applicable sub-limits on our coverage. Security incidents may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our insurance coverage and on our business, operating results, and financial condition.
Our goodwill and other intangible assets may become impaired, which may adversely impact our results of operations and financial condition.
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our financial condition and results of operations. As of December 31, 2024, we had goodwill of $1,100.9 million, or 33.3% of our total stockholders’ equity.
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
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations and we currently outsource, or may outsource in the future, many of our major systems, such as certain data processing, loan servicing, credit card servicing, and deposit processing systems. Through our contractual relationships, external vendors are subject to some of the same rules and regulations that are applicable to the Company and their compliance with regulatory requirements is our responsibility. While the Company has selected these external vendors and systems carefully and continues to manage and oversee these vendors, it does not control their operations. Failure of certain external vendors or systems to perform or provide services in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our clients. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained, or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above could negatively impact our financial condition, results of operations, and cash flows. Replacing these third-party vendors could also entail significant delay and expense.
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
Dissemination of information by mainstream media and social media platforms is extensive and can occur at a rapid pace. Adverse conditions at financial institutions of significant size can negatively impact other financial institutions, despite the quality of leadership and decision making of the other financial institutions or their ability to effectively identify, measure, manage and control risk. Misinformed or inaccurate reporting regarding an incident or incidents at any financial institution can impact the broader banking industry, particularly given the speed and breadth of such reporting. Any adverse condition could be reported in a way to negatively affect the price of financial institution securities and could impact credit availability for certain issuers without regard to their underlying financial strength. This contagion risk can also occur when a perceived lack of trust in the banking system spreads throughout the industry based upon the results of a few poorly managed, or allegedly poorly managed, larger financial institutions.
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
There is substantial competition to attract and retain talented and diverse employees in our markets. It may be difficult for us to attract and retain qualified employees at all management and staffing levels. Failure to attract and retain employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to execute our business strategy. Furthermore, relatively low unemployment rates may lead to significant increases in labor costs such as salaries, wages, and employee benefits expenses as we compete for qualified and skilled employees, which could negatively impact our results of operations.
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
Costs associated with repossessed properties, including potential environmental remediation, may adversely impact our results of operations, cash flows, and financial condition.
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
If we fail to maintain effective operational processes, policies and procedures, and internal control over financial reporting, our ability to accurately and timely report our financial results may be impacted, which could result in a loss of investor confidence and adversely impact our stock price and our business.
As an SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting. We establish and maintain systems of internal operational and accounting controls that provide us with critical information used to manage our business. These systems are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, controls may become inadequate because of changes in conditions or processes and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal operating controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. From time-to-time, control deficiencies and losses from operational malfunctions or fraud have occurred and may occur in the future. For example, as initially disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024, we previously identified control deficiencies that, in the aggregate, constituted a material weakness in our internal control over financial reporting. While our management has since remediated the material weakness and concluded that our internal control over financial reporting was effective as of June 30, 2024, control deficiencies or material weaknesses in our internal controls may be discovered in the future. Any future deficiencies, weaknesses, or losses related to internal operating control systems could have an adverse effect on our business, financial condition, results of operations, and prospects.
If we are unable to maintain effective internal control over financial reporting: our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; and we may be unable to maintain compliance with applicable securities laws and the rules and listing standards of the NASDAQ, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses which may negatively impact results of operations and financial condition, could negatively affect investor confidence in the accuracy and completeness of our financial statements, and could adversely impact our stock price.

We may not effectively implement technology-facilitated products and services or be successful in marketing these products and services to our clients, which could negatively impact our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-facilitated products and services. The effective use of technology enables financial institutions to better serve clients and perform more efficiently. Our future success depends, in part, upon our ability to use technology to provide products and services that will satisfy clients’ demands for convenience, as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-facilitated products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material, adverse impact on our business and, in turn, on our financial condition, and results of operations.
The development and use of AI by us or others, or in our inability to effectively and timely implement its use, may adversely affect the Company.
The use of AI in the banking industry is developing and growing and ultimately, we may offer products or services incorporating AI. As a developing technology, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. To effectively make necessary investments in AI, we may need to expend significant financial, human, and other resources. As a result, we may not be able to effectively implement AI in a timely way which could adversely impact our operations. Our ability to compete with financial institutions which have greater resources to invest in such technological improvements may be adversely impacted. Ultimately, any AI we develop or use may be flawed. If our use of AI, or its use by third parties with which we do business or otherwise interact, is deficient, biased, or inaccurate, or compromises customer privacy or implicates other ethics issues, we could be subject to competitive harm, potential legal liability, and brand or reputational harm.
Strategic Risks
Acquisitions, mergers, strategic partnerships, divestitures, and other transactions introduce a broad range of anticipated and unanticipated risks, which may prevent us from achieving the expected benefits from these transactions, investments, or relationships.
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
Other transactions, including divestitures of any of our branches or other financial assets, also present a number of risks, including, in the case of any divestiture, the risks of not being able to timely or fully replace liquidity previously provided by deposits which may be transferred as part of such divestiture, and any divestiture or other transaction we undertake could adversely affect our business, financial condition, results of operations and cash flows. Divestitures and other transactions may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings, or obtain other benefits from such transaction. Whether such divestitures or other transactions are completed or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, harming our reputation, and diverting the attention of our workforce and management team. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
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
Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation and technology, particularly in light of the current “FinTech” environment, in which financial institutions are investing significantly in new technologies, such as AI, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards in order to attract clients. Our investment is directed at meeting the needs of our clients, adapting existing products and services to consider the evolving demands of the marketplace, and maintaining the security of our systems and building a platform for future innovation, technology, and a competitive advantage that is scalable. Our investment focuses on enhancing the delivery of our products and services, such as our recent implementation of Encompass Mortgage Loan Origination System, Mortgage Online Banking and Mobile Application, Commercial Center Online Banking, Healthcare Receivables Manager, Contactless Credit and Debit Cards, and Zelle. Falling significantly behind our competition in technology, or if the Company is not able to properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition, or operating results could be adversely affected.
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
At times, the stock markets, including the NASDAQ on which our common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance.
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
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tornados, tsunami, flood, fire, drought, winter storms, or other type of natural disaster, could adversely affect our financial condition or results in a prolonged interruption of our business. We have operations and clients in the West and Midwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, tornados, fires, drought, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in its financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations.
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
Governance
The Board oversees the Company’s risk associated with cybersecurity matters with the support of the Risk Committee of the Board (the “Risk Committee”). Management is responsible for identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. All employees, including members of our information technology (“IT”) team, are also required to report any known or suspected security event, pursuant to our policies and procedures.
The following members of Company management are tasked specifically with the responsibilities described below:
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
•Enterprise Risk Management Committee (“ERMC”) – The ERMC is a management committee of the Bank and has primary oversight responsibility of the Company’s cybersecurity programs.
•Chief Risk Officer (“CRO”) – Tawnya Schoolitz is serving as our interim CRO, after serving in several leadership roles in the Company, including Chief Compliance Officer. In her current role, Ms. Schoolitz is responsible for reporting serious incidents to external authorities pursuant to advice from internal or external legal counsel, unless otherwise delegated.
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
•Risk Committee – The Risk Committee reviews periodic updates on cybersecurity matters from the CISO, CIO and the CRO. These updates include the information security risk and vulnerability assessment, the overall status of the information security program, and compliance with regulatory guidelines. In addition, reporting includes periodic assessments of business resiliency including oversight and management of incidents.
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
Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,107 square feet of office space in the building. We also own a 66,112 square foot building that houses our operations center in Billings, Montana. As of December 31, 2024, we provided banking services at 300 locations in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming, of which 72 properties are leased from independent third parties, one property was leased from a related entity, and 227 physical properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.

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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “FIBK.” As of December 31, 2024, we had 1,654 record shareholders, including the Wealth Management division of FIB as trustee for 252,520 shares of common stock held on behalf of 390 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. On January 28, 2025, the Company declared a quarterly cash dividend amount of $0.47 per share of common stock. While we currently intend to continue paying quarterly dividends, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the year ended December 31, 2024 that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2024.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	—
November 1, 2024 to November 30, 2024	—	—	—	—
December 1, 2024 to December 31, 2024	148	34.07	—	—
Total	148	$34.07	—	—
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
This graph assumes a $100 investment in our common stock on December 31, 2019, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by S&P Global Market Intelligence. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cumulative Returns
on $100 Investment Made on December 31, 2019
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
First Interstate BancSystem, Inc.
NASDAQ Composite
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
First Interstate BancSystem, Inc.	$100.00	$103.20	$106.90	$106.06	$90.37	$102.07
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this document contains non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

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
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2024, we had consolidated assets of $29.1 billion, deposits of $23.0 billion, loans held for investment of $17.8 billion, and total stockholders’ equity of $3.3 billion.
As of December 31, 2024, we had 300 banking offices in operation, including branches and detached drive-up facilities, in communities across Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, FIB, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, governmental entities, and others throughout our market areas. Our clients participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Our Business
Our principal business activity is lending to, accepting deposits from, and conducting financial transactions for individuals, businesses, governmental entities, and other entities located in the communities we serve. We derive our income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on fixed income investments. We also derive income from noninterest sources such as: (i) fees received in connection with various lending and deposit services; (ii) wealth management services, such as trust, employee benefit, investment, and insurance services; (iii) mortgage loan originations, sales, and servicing; (iv) merchant and electronic banking services; and (v) from time-to-time, gains on sales of assets and securities.

Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we have incurred, and may incur in the future, costs related to our strategic acquisitions and other transactions.
Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed, adjustable, and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial, and land development construction loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan we originate must meet minimum underwriting standards we establish through our credit policies, our bankers are granted limited discretion to approve and price loans within pre-approved limits which assures that we are responsive to community needs in each market area and remain competitive. We fund our loan portfolio primarily with the core deposits from our clients and cash flows off of the investment portfolio. Historically, we have not relied on brokered deposits as a source of funding. We have also utilized wholesale funding sources to a limited extent. For additional information about our underwriting standards and loan approval process, see “Business—Lending Activities,” included in Part I, Item 1 of this report.
Recent Trends and Developments
Acquisition Strategy
During the past few years, we have increased our community banking footprint across the Rocky Mountain and Pacific Northwest regions and have expanded into the Midwest and Southwest regions, in large part due to our acquisition activity. While we expect to continue to evaluate bank acquisitions and other transaction opportunities in a strategic and thoughtful manner, we expect the pace of our merger and acquisition activity to decline as we focus on organic growth opportunities.
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025, in which indirect loans are created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. The decision was based on the operating performance of the indirect loan business and our desire to focus our resources on relationship banking opportunities. At December 31, 2024, indirect loans represented approximately 4.0% of loan balances and 77.4% of our consumer loan portfolio. Approximately 30% to 40% of our indirect loan balances are estimated to amortize over the 12 months after we stop originating indirect loans.
Partial Charge-Off of Commercial and Industrial Loan Relationship
As previously disclosed, we recognized a material, partial charge-off of approximately $49.3 million for the quarter ended December 31, 2024 related to a single commercial and industrial loan relationship, for which a $26.5 million specific reserve was held as of September 30, 2024. As previously disclosed, on January 8, 2025, the borrower, under the control of a court-appointed receiver (the “Receiver”), entered into an asset purchase agreement with a third-party buyer pursuant to which the borrower agreed to sell substantially all of its assets to the buyer. Closing of such transaction occurred on January 21, 2025 and cash collateral retained by the Company was subsequently applied as payment. Proceeds of $16.5 million were received by the Receiver pursuant to the Purchase Agreement of which $12.5 million is expected to be applied to resolve the remaining $12.3 million balance of the commercial and industrial loan relationship in the first quarter of 2025, after giving effect to the prior charge-off in the fourth quarter of 2024.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of December 31, 2024. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.
As of December 31, 2024, our FDIC insured deposits consisted of 64.4% of total deposits, including accounts eligible for pass-through insurance. As of February 25, 2025, the Bank had available borrowing capacity of $4.4 billion with the Federal Home Loan Bank (“FHLB”) and $1.9 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.

U.S. inflation data hit a multi-decade high in June 2022, climbing to 9.1%, as reported by the Bureau of Labor Statistics. However, we have now seen a meaningful decrease to 2.9% as of December 2024. While our operating expenses are affected by general inflation, the asset and liability structure of the Company largely consists of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on the Company’s performance than does general inflation.
The Federal Reserve stated its current objective is to return the rate of inflation to 2.0% and it is closely monitoring the progress that has been made to achieve this goal. The Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 29, 2023. With general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to short-term interest rates only to decrease them by 100 basis points between September and December 2024. While many financial industry experts have speculated that rates will decline further in the near-term, the Federal Reserve has not yet provided definitive guidance on any further changes to short-term interest rates.
The Company’s quarterly yield on interest earning assets increased to 4.86% as of December 31, 2024 from 4.83% as of September 30, 2024, and 4.69% as of December 31, 2023.
The sustained elevation of short-term interest rates impacted the Company’s cost of funds, primarily resulting from the shift of noninterest-bearing deposits into higher-cost, interest-bearing, and time deposit balances as well as variable rate debt. The Company’s cost of funds decreased to 1.72% during the three months ended December 31, 2024, from 1.86% during the three months ended September 30, 2024, and was stable compared to the three months ended December 31, 2023. During the fourth quarter of 2024, the lower interest expense resulting from decreased borrowings resulted in an increase of the Company’s net interest margin during the three months ended December 31, 2024 to 3.18% from 3.01% during the three months ended September 30, 2024 and from 2.99% for the three months ended December 31, 2023. The Company’s FTE net interest margin increased to 3.20% during the three months ended December 31, 2024, from 3.04% during the three months ended September 30, 2024, and from 3.01% during the three months ended December 31, 2023.
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
Results of Operations
Principal tools we use to manage and evaluate the results of our operations include tracking performance through metrics such as return on average equity, return on average assets, efficiency ratio, noninterest expense as a percent of total average assets, earnings per share, credit quality metrics, total shareholder return, net interest income, noninterest income, noninterest expense, and net income.
Net interest income is affected by a number of factors such as the level of interest rates, changes in interest rates, the speed of changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets, compared to the volume of interest-bearing deposits, short-term borrowings, and other indebtedness, also cause changes in our net interest income between periods. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, help support earning assets.
The impact of funding, including noninterest-bearing deposit sources, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. We evaluate our net interest income by assessing the yields on our loans and other earning assets, the costs of our deposits and other funding sources, and the levels of our net interest spread and net interest margin.
We seek to increase our noninterest income over time, and we evaluate our noninterest income relative to the trends of the individual types of noninterest income in view of changes in the regulatory environment and prevailing market conditions. We manage our noninterest expenses in consideration of growth opportunities and our community banking model that emphasizes client service and responsiveness. We evaluate our noninterest expense on factors that include our noninterest expense relative to our average assets, our efficiency ratio, and the trends of the individual categories of noninterest expense.

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar bank holding companies on factors that include return on average assets, return on average equity, total shareholder return, and growth in earnings.
Financial Condition
We manage and evaluate our financial condition by focusing on liquidity, the diversification and quality of our loans, the adequacy of our ACL, the diversification and terms of our deposits, the level of our short-term borrowings and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans held for investment to deposits, and any reliance on brokered certificates of deposit or other wholesale funding sources.
We seek to maintain a diverse and high-quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of loans held for investment and other real estate owned (“OREO”), and loan charge-offs as a percentage of average loans. We maintain our ACL based on an estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period at each balance sheet date.
We seek to fund our assets primarily using core client deposits. We evaluate our deposit and funding mix on factors that include the allocation of our deposits among deposit types, the level of our noninterest-bearing deposits, the ratio of our core deposits (i.e. excluding time deposits above $250,000) to our total deposits, and our reliance on brokered deposits or other wholesale funding sources. We seek to manage the mix, maturities, and re-pricing characteristics of our assets and liabilities to mitigate the impact of a changing interest rate environment on our net interest margin, and we evaluate our asset-liability management using models to evaluate the changes to our net interest income under different interest rate scenarios.
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
Allowance for Credit Losses
The ACL represents our estimate of credit losses expected over the life of loans at each balance sheet date, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Increases in the ACL are recorded through net income as a provision for credit loss expense. Decreases in the ACL are recorded through net income as a reversal of provision for credit loss expense. Loans are charged-off against the ACL when management confirms the uncollectibility of a loan balance. Expected recoveries recorded do not exceed the aggregate of loan amounts previously charged-off. The ACL represents management’s estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period with one-year reversion period for economic conditions.
We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses that does not share common risk characteristics with other loans. Based on this analysis, we record a provision for credit losses in order to maintain the ACL at appropriate levels. In determining the ACL, management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental and economic conditions, such as changes in unemployment rates, property values, or other relevant factors. The ACL is measured on a collective (pool) basis when similar risk characteristics exist.
For loans acquired in a business combination with no significant evidence of credit deterioration since origination, the Company estimates an ACL of the acquired loans determined using the same methodology as other loans held for investment.
A significant judgment in determining the final ACL is the macroeconomic forecast selected from the third-party service provider. The third-party service provider produces multiple economic scenarios that represent baseline, severe, and consensus scenarios. To illustrate the sensitivity of the model to forecast selection, the severe forecast was run resulting in an increase in the ACL of approximately $67.7 million. The severe scenarios includes assumptions such as an economy closer to recession, continuous inflationary pressure, deteriorating labor market, and a deteriorating unemployment market, among others. Conversely, the baseline forecast includes increasing GDP, steady unemployment, and future rate cuts. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management's judgments or assumptions of qualitative loss factors that were utilized at December 31, 2024.
The ACL is maintained at an amount we believe to be sufficient to provide for estimated losses expected over the life of the loans at each balance sheet date resulting from management’s assessment of the quantitative and qualitative factors utilized to determine the ACL. Management monitors trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Changes in the estimates and assumptions are possible and may have a material impact on our ACL, and as a result, on our consolidated financial statements or results of operations.
See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” for a description of the methodology used to determine the ACL and our policy pertaining to acquired loans. See “Notes to Consolidated Financial Statements—Loans” for a discussion on the factors driving changes in the amount of the ACL. See also Part I, Item 1A, “Risk Factors—Credit Risks.”
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
Our annual goodwill impairment test is performed each year as of July 1. The Company performed its 2024 annual goodwill impairment qualitative assessment and determined the Company’s goodwill was not considered impaired.
For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors—Operational Risks,” included in Part I, Item 1A of this report.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2024 to December 31, 2023. A similar discussion and analysis that compares the fiscal year 2023 to the fiscal year ended December 31, 2022, may be found in Part II, Item 7, “Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024, which is incorporated herein by reference.

Net Income
Net income decreased $31.5 million, or 12.2%, to $226.0 million, or $2.19 per diluted share, in 2024, compared to $257.5 million, or $2.48 per diluted share, in 2023, primarily as a result of an increase in provision for credit losses and due to lower net interest income as a result of higher funding costs, partially offset by higher non-interest income due to the loss on sale of securities in 2023. This was partially offset by lower noninterest expense mainly due to lower FDIC insurance expense related to the special assessment in 2023 and lower other expenses, including credit card rewards.

Performance Ratios
As of or for the year ended December 31,	2024	2023	2022
Return on average assets	0.75%	0.83%	0.65%
Return on average common stockholders’ equity	6.92	8.17	6.34
Efficiency ratio (1)	62.30	62.50	67.83
Common stock dividend payout ratio (2)	85.84	75.81	86.73
(1)Our efficiency ratio definition conforms with the FDIC definition for all periods presented as noninterest expense less amortization of intangible assets divided by net interest income plus noninterest income.
(2)Common stock dividend payout ratio represents dividends per common share divided by basic earnings per common share.
Net Interest Income
Net interest income, the largest source of our operating income, is derived from interest, dividends, and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits, short-term borrowings, and various other forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates, the speed of changes to interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest-bearing deposits, short-term borrowings, and other indebtedness also cause changes in our net interest income between periods. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.
Net interest income decreased $57.2 million during 2024, as compared to the same period in 2023, primarily due to increased interest income on loans as a result of higher loan yields, which was more than offset by higher interest expense on deposits and declines in interest and dividends on investment securities as a result of a decrease in average investment security balances during the comparable periods.
Net interest income included interest accretion related to the fair value of acquired loans of $24.6 million during 2024 as compared to $20.4 million in 2023, of which $7.2 million was the result of early loan payoffs during 2024, as compared to $2.5 million in 2023. There were $5.5 million and no material recoveries of previously charged-off loan interest in 2024 and 2023, respectively.
Our net interest margin ratio decreased 10 basis points to 3.02% during 2024, as compared to 3.12% in 2023. Our net FTE interest margin ratio, a non-GAAP financial measure, decreased 10 basis points to 3.04% during 2024, as compared to 3.14% in 2023. Exclusive of the impact of interest accretion on acquired loans, our 2024 net FTE interest margin ratio decreased 12 basis points over our similarly calculated net interest margin ratio in 2023.
The following table presents, for the periods indicated, condensed average balance sheet information using daily average balances, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields, and Rates
				Year Ended December 31,
	2024			2023			2022
(Dollars in millions)	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate	Average Balance	Interest(2)	Average Rate
Interest earning assets:
Loans(1)	$18,182.0	$1,028.2	5.66%	$18,299.6	$986.0	5.39%	$16,802.2	$797.2	4.74%
Investment securities
Taxable	8,261.5	243.5	2.95	9,173.1	269.1	2.93	9,729.8	213.9	2.20
Tax-exempt	186.5	3.4	1.82	199.7	3.9	1.95	243.6	5.0	2.05
Investment in FHLB and FRB stock	178.8	11.8	6.60	207.5	12.4	5.98	116.6	4.8	4.12
Interest-bearing deposits in banks	422.5	22.2	5.25	303.0	15.7	5.18	1,432.8	8.7	0.61
Federal funds sold	0.1	—	—	0.5	—	—	0.5	—	—
Total interest-earning assets	27,231.4	1,309.1	4.81	28,183.4	1,287.1	4.57	28,325.5	1,029.6	3.63
Noninterest-earning assets	2,825.0			2,951.1			2,804.2
Total assets	$30,056.4			$31,134.5			$31,129.7
Interest-bearing liabilities:
Demand deposits	$6,224.9	$57.8	0.93%	$6,553.3	$47.2	0.72%	$7,549.8	$15.7	0.21%
Savings deposits	7,784.8	161.2	2.07	7,989.3	122.2	1.53	8,732.7	24.5	0.28
Time deposits	2,894.1	106.9	3.69	2,676.3	73.2	2.74	1,577.0	8.1	0.51
Repurchase agreements	687.2	6.7	0.97	940.4	6.4	0.68	1,114.5	2.5	0.22
Other borrowed funds	2,434.7	123.4	5.07	2,514.6	133.8	5.32	411.1	15.3	3.72
Long-term debt	253.4	11.8	4.66	120.8	5.8	4.80	122.2	6.0	4.91
Subordinated debentures held by subsidiary trusts	163.1	13.1	8.03	163.1	12.7	7.79	156.6	6.8	4.34
Total interest-bearing liabilities	20,442.2	480.9	2.35	20,957.8	401.3	1.91	19,663.9	78.9	0.40
Noninterest-bearing deposits	5,879.4			6,549.9			7,911.6
Other noninterest-bearing liabilities	468.8			475.9			364.7
Stockholders’ equity	3,266.0			3,150.9			3,189.5
Total liabilities and stockholders’ equity	$30,056.4			$31,134.5			$31,129.7
Net FTE interest income (non-GAAP)(3)		$828.2			$885.8			$950.7
Less FTE adjustments(2)		(6.6)			(7.0)			(8.1)
Net interest income from consolidated statements of income		$821.6			$878.8			$942.6
Interest rate spread			2.46%			2.66%			3.23%
Net interest margin			3.02			3.12			3.33
Net FTE interest margin (non-GAAP)(3)			3.04			3.14			3.36
Cost of funds, including noninterest-bearing demand deposits(4)			1.83			1.46			0.29

(1) Average loan balances include mortgage loans held for sale and non-accrual loans. Interest income on loans includes amortization of deferred loan fees net of deferred loan costs of $3.4 million, $1.3 million, and $7.5 million during 2024, 2023, and 2022, respectively.

(2) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax exempt loans and securities to a FTE basis utilizing a 21.00%, 21.00%, and 26.25% tax rate for 2024, 2023, and 2022, respectively.

(3) Non-GAAP financial measure - see Non-GAAP Financial Measures included herein for a reconciliation to GAAP measures.
(4) Calculated by dividing total interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus noninterest-bearing deposits.

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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2024 compared with December 31, 2023			Year Ended December 31, 2023 compared with December 31, 2022			Year Ended December 31, 2022 compared with December 31, 2021
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(6.3)	$48.5	$42.2	$71.0	$117.8	$188.8	$308.6	$57.4	$366.0
Investment Securities (1)	(26.9)	0.8	(26.1)	(13.2)	67.3	54.1	61.9	83.1	145.0
Investment in FHLB and FRB Stock	(1.7)	1.1	(0.6)	3.7	3.9	7.6	1.2	2.6	3.8
Interest bearing deposits in banks	6.2	0.3	6.5	(6.9)	13.9	7.0	(0.7)	6.8	6.1
Total change	(28.7)	50.7	22.0	54.6	202.9	257.5	371.0	149.9	520.9
Interest bearing liabilities:
Demand deposits	(2.4)	13.0	10.6	(2.1)	33.6	31.5	1.2	12.7	13.9
Savings deposits	(3.1)	42.1	39.0	(2.1)	99.8	97.7	1.2	21.8	23.0
Time deposits	6.0	27.7	33.7	5.6	59.5	65.1	2.7	0.6	3.3
Repurchase agreements	(1.7)	2.0	0.3	(0.4)	4.3	3.9	—	2.1	2.1
Other borrowed funds	(4.3)	(6.1)	(10.4)	78.3	40.2	118.5	—	15.3	15.3
Long-term debt	6.4	(0.4)	6.0	(0.1)	(0.1)	(0.2)	0.5	(0.5)	—
Subordinated debentures held by subsidiary trusts	—	0.4	0.4	0.3	5.6	5.9	2.2	1.8	4.0
Total change	0.9	78.7	79.6	79.5	242.9	322.4	7.8	53.8	61.6
Increase in FTE net interest income (1)	$(29.6)	$(28.0)	$(57.6)	$(24.9)	$(40.0)	$(64.9)	$363.2	$96.1	$459.3
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
Non-GAAP Reconciliation
The table below provides a reconciliation of the GAAP measure of net interest margin to the non-GAAP measure of net FTE interest margin.

		For the Year Ended
(In millions, except % and per share data)		Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Net interest income	(A)	$821.6	$878.8	$942.6
FTE interest income		6.6	7.0	8.1
Net FTE interest income	(B)	828.2	885.8	950.7

Average interest-earning assets	(C)	$27,231.4	$28,183.4	$28,325.5

Net interest margin (GAAP)	(A) / (C)	3.02	3.12	3.33
Net interest margin (FTE) (Non-GAAP)	(B) / (C)	3.04	3.14	3.36
Provision for (reduction of) Credit Losses
Fluctuations in the provision for credit losses reflect charge-offs and recoveries as well as management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment and investment securities portfolios.

During 2024, the Company recorded a provision for credit losses of $67.8 million, as compared to a $32.2 million provision for credit losses in 2023. The 2024 provision includes a provision for credit losses of $80.9 million related to loans held for investment, reduction of credit losses of $13.2 million related to unfunded commitments, and a provision for credit losses of $0.1 million related to held-to-maturity securities. The provision incorporated the impact of credit movement during the year, changes in loan balances, the attributes of the current portfolio, asset quality metrics, a review of the current economic outlook, and net charge-offs of $104.5 million, or 0.57% of average loans outstanding, for 2024, primarily consisting of a $49.3 million commercial and industrial loan, a $15.9 million commercial real estate loan, and $13.0 million related to two construction real estate loans, compared to $23.5 million, or 0.13% of average loans outstanding in 2023.
For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For information regarding our ACL, see “Financial Condition—Allowance for Credit Losses” included herein.
Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our noninterest income as of the dates indicated:

Noninterest Income	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
Payment services revenues	$73.6	$76.4	$74.1	$(2.8)	$2.3	(3.7)%	3.1%
Mortgage banking revenues	6.6	8.4	18.7	(1.8)	(10.3)	(21.4)	(55.1)
Wealth management revenues	38.8	35.3	34.3	3.5	1.0	9.9	2.9
Service charges on deposit accounts	25.7	23.0	24.6	2.7	(1.6)	11.7	(6.5)
Other service charges, commissions and fees	9.0	9.5	15.5	(0.5)	(6.0)	(5.3)	(38.7)
Investment securities losses, net	—	(23.5)	(24.4)	23.5	0.9	(100.0)	(3.7)
Other income	24.4	17.9	20.4	6.5	(2.5)	36.3	(12.3)
Total noninterest income	$178.1	$147.0	$163.2	$31.1	$(16.2)	21.2	(9.9)
Noninterest income increased $31.1 million in 2024 as compared to the same period in 2023. Significant components of these fluctuations are discussed below.
Payment services revenues consist of interchange revenue that merchants pay for processing electronic payment transactions, associated fees earned from the issuance of business credit cards, consumer credit cards, and debit cards, and ATM service fees. Payment services revenues decreased $2.8 million in 2024 as compared to the same period in 2023, mainly as result of decreased business credit card volume.
Mortgage banking revenues include origination and processing fees on residential real estate loans held for sale, gains on residential real estate loans sold to third parties, income earned from the servicing of mortgages originated by the Company which are held by third parties, and any impairments to or subsequent recovery of the Company’s mortgage servicing rights valuation. Mortgage banking revenues decreased $1.8 million in 2024 as compared to the same period in 2023, primarily as a result of the decline in mortgage loan production volume as a result of the higher interest rate environment compared to 2023.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $3.5 million in 2024 as compared to the same period in 2023, mainly as a result of an increase in trust services. The Company had $8.1 billion of assets under management at December 31, 2024 compared to $8.0 billion at December 31, 2023.
Service charge fees primarily consist of treasury services and overdraft charges on deposit accounts. These service charges increased $2.7 million in 2024, as compared to the same period in 2023. The increase in 2024 is mainly driven by increases in ACH, wire, sweep, and healthcare treasury service fees.
Investment securities losses, net includes realized gains and losses associated with the sales of investment securities. Investment securities losses, net was zero in 2024 compared to $23.5 million in the same period in 2023. The improvement was primarily due to a loss of $23.5 million incurred on the sale of $853.0 million of available-for-sale investment securities in 2023.

Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income increased $6.5 million in 2024 as compared to the same period in 2023, primarily due to an increase in the cash surrender value of company-owned life insurance of $2.0 million, $1.5 million gain on sale of assets, and a decrease of $2.3 million on the disposition of loans compared to the 2023 period.
Noninterest expense
Noninterest expense decreased $19.4 million in 2024 as compared to the same period in 2023. The decrease was primarily a result of a $9.0 million reduction in special FDIC insurance assessment fees and a $21.3 million reduction in other expenses, partially offset by an increase in salaries and wages. Significant components of noninterest expense are discussed below.
The following table presents the composition of our noninterest expense as of the dates indicated:

Noninterest expense	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
Salaries and wages	$270.9	$263.1	$282.1	$7.8	$(19.0)	3.0%	(6.7)%
Employee benefits	76.4	75.3	77.5	1.1	(2.2)	1.5	(2.8)
Outsourced technology services	56.2	59.0	54.3	(2.8)	4.7	(4.7)	8.7
Occupancy, net	48.7	48.0	44.0	0.7	4.0	1.5	9.1
Furniture and equipment	20.7	22.1	23.4	(1.4)	(1.3)	(6.3)	(5.6)
OREO expense, net	4.1	1.5	2.3	2.6	(0.8)	173.3	NM
Professional fees	21.6	19.1	19.1	2.5	—	13.1	—
FDIC insurance premiums	24.0	31.5	14.0	(7.5)	17.5	(23.8)	NM
Other intangibles amortization	14.6	15.7	15.9	(1.1)	(0.2)	(7.0)	(1.3)
Other expenses	100.2	121.5	114.5	(21.3)	7.0	(17.5)	6.1
Acquisition related expenses	—	—	118.9	—	(118.9)	—	NM
Total noninterest expense	$637.4	$656.8	$766.0	$(19.4)	$(109.2)	(3.0)	(14.3)
Salaries and wages expense primarily consist of salaries, severance, commissions, overtime, bonus accrual, and temporary employee expenses. Salaries and wages expense increased $7.8 million in 2024 as compared to the same period in 2023, primarily as a result of higher short-term incentive accruals in 2024, which were partially offset by lower salaries and wages and net severance costs as a result of the reduction in work force in December 2023.
Employee benefits include payroll taxes, medical insurance, long term incentive, and 401K plans. Employee benefits expense increased $1.1 million in 2024 as compared to the same period in 2023, primarily due to higher long term incentive accruals in 2024 because of low incentive accruals related to Company performance in 2023, which were partially offset by lower health insurance costs and lower payroll tax costs in 2024.
Outsourced technology services primarily include technology services related to the core system platform, software as a service, automated teller machines, technology equipment and software maintenance. Outsourced technology services expense decreased $2.8 million in 2024 as compared to the same period in 2023, primarily due to lower core processing costs in 2024.
Furniture and equipment expense primarily consist of maintenance and repairs, ATM expense, and depreciation. Furniture and equipment expense decreased $1.4 million in 2024 as compared to the same period in 2023, primarily due to a decrease in maintenance and repairs in 2024.
OREO expense, net includes expenses and income, gain or loss on sale, and valuation adjustments on property acquired through foreclosure on defaulted loans. OREO expense, net increased $2.6 million in 2024 as compared to the same period in 2023 as a result of downward valuation adjustments in 2024 partially offset by a decrease in expenses and gains on sale during the same period.
Professional fee expense is comprised of legal fees, audit and tax fees, consultant fees, and outside services. Professional fee expense increased $2.5 million in 2024 as compared to the same period in 2023, primarily related to an increase in audit fees, along with consulting and investment advisory services.

The FDIC insures deposits at FDIC-insured financial institutions and charges insured financial institutions premiums to maintain the DIF at a specific level. FDIC insurance premiums decreased $7.5 million in 2024 as compared to the same period in 2023, primarily attributable to the reduction of $9.0 million in the special assessment accrual recorded in 2024 compared to 2023 to cover the losses incurred by the DIF in response to 2023 bank failures. Under the special assessment, the Bank was assessed 13.4 basis points annually on an assessment base equal to its estimated uninsured deposits, after excluding the first $5 billion of uninsured deposits. The special assessment is being collected on a quarterly basis for eight quarters which began with the first quarter of 2024, although the FDIC retained the flexibility to extend the special assessment period as well as impose a one-time shortfall assessment to collect any remaining amount to fully recover the losses to the DIF.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other operational losses. Other expenses decreased $21.3 million in 2024 as compared to the same period in 2023, primarily resulting from decreases in donation expense, credit card rewards accruals, reclassifications of new market tax credit amortization expenses to income tax expense as a result of the adoption of ASU 2023-02, fraud losses, travel costs, and continued focus on cost savings initiatives.
Income Tax Expense
Our effective federal tax rate was 18.1% for the year ended December 31, 2024 compared to 18.4% for the year ended December 31, 2023. Fluctuations in effective federal income tax rates are primarily due to a decrease in pre-tax income, a decrease in net tax exempt interest income, and an increase in tax credits and the non-deductible portion of FDIC premium expense, which was partially offset by an increase in the cash surrender value of company owned life insurance.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.2% for the year ended December 31, 2024 compared to 5.1% for the year ended December 31, 2023.
Financial Condition
The financial condition discussion below is based upon our Consolidated Balance Sheet in Part IV, Item 15 of this Report. A similar discussion and analysis comparing fiscal year 2023 to fiscal year ended December 31, 2022 may be found in Part II, Item 7, “Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, which is incorporated herein by reference.
Total Assets
Total assets decreased $1,533.8 million, or 5.0%, to $29,137.4 million as of December 31, 2024, from $30,671.2 million as of December 31, 2023, primarily due to normal amortization of the investment securities which were used to pay down short-term borrowings and decreases in loans held for investment, which were partially offset by an increase in cash and cash equivalents. Significant fluctuations in balance sheet accounts are discussed below.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasury notes, U.S. government agency, U.S. government agency commercial mortgage-backed securities, U.S. government residential mortgage-backed securities, U.S. government agency collateralized mortgage obligations, corporate securities, and tax-exempt municipal securities.
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 92.9% and 94.5% of the investment portfolio’s AFS and HTM segments, respectively, at December 31, 2024. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5.5% of total HTM debt securities at December 31, 2024.
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

Investment securities decreased $1,304.8 million, or 14.4%, to $7,744.6 million as of December 31, 2024, from $9,049.4 million as of December 31, 2023. The decrease was primarily resulting from pay-downs and maturities which were primarily used to paydown short-term borrowings, partially offset by a $48.6 million increase in fair market values and purchases of $102.2 million during the period. See “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15 of this report for additional details.
As of December 31, 2024, the estimated duration of our investment portfolio was 3.7 years, as compared to 3.5 years as of December 31, 2023. The weighted average yield on investment securities increased 1 basis point to 2.92% in 2024, from 2.91% in 2023.
As of December 31, 2024, investment securities with amortized costs and fair values of $3,460.2 million and $3,092.6 million, respectively, were pledged to secure public deposits, derivatives, and securities sold under repurchase agreements, as compared to $3,858.6 million and $3,462.2 million, respectively, as of December 31, 2023. For additional information concerning securities sold under repurchase agreements, see “Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. As of December 31, 2024, the carrying value of our investments in non-agency mortgage-backed securities totaled $218.1 million. All other mortgage-backed securities included in the table below were issued by U.S. government entities and sponsored entities. As of December 31, 2024, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 74.0% and 74.2% of our tax-exempt securities were general obligation securities as of December 31, 2024 and 2023, respectively, of which 29.8% and 31.1%, respectively, were issued by political subdivisions or agencies within the states we operate, including Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2024, we had investment securities with fair values aggregating $6,296.7 million that had been in a continuous loss position more than 12 months. Gross unrealized losses on these securities totaled $746.2 million as of December 31, 2024, and were attributable to changes in interest rates. At December 31, 2024 and December 31, 2023, the Company had no ACL on available-for-sale securities and an ACL on held-to maturity securities classified as corporate and municipal securities of $0.9 million and $0.8 million, respectively.
The following table sets forth the carrying value as of December 31, 2024 and 2023, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	December 31, 2023	December 31, 2024
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasury securities
Maturing within one year	$299.7	$99.8	1.29%	3.54%
Maturing in one to five years	349.5	245.0	3.16	1.40
Mark-to-market adjustments on securities available-for-sale	(25.5)	(18.1)	(0.23)	NA
Total	623.7	326.7	4.22	2.02
U.S. government agency securities
Maturing within one year	0.6	5.9	0.08	2.42
Maturing in one to five years	176.2	303.0	3.91	2.37
Maturing in five to ten years	353.8	233.1	3.01	2.05
Maturing after ten years	3.3	152.3	1.97	2.70
Mark-to-market adjustments on securities available-for-sale	(10.9)	(10.8)	(0.14)	NA
Total	523.0	683.5	8.83	2.23
Mortgage-backed securities
Maturing within one year	44.9	53.3	0.69	2.49
Maturing in one to five years	684.3	1,023.8	13.22	2.65
Maturing in five to ten years	1,115.7	627.4	8.10	1.97
Maturing after ten years	4,613.0	3,914.0	50.54	2.30
Mark-to-market adjustments on securities available-for-sale	(366.4)	(333.4)	(4.30)	NA
Total	6,091.5	5,285.1	68.25	2.34
Collateralized loan obligation securities
Maturing in five to ten years	180.6	376.4	4.86	5.97
Maturing after ten years	941.2	394.3	5.09	5.96
Mark-to-market adjustments on securities available-for-sale	(2.2)	1.3	0.02	NA
Total	1,119.6	772.0	9.97	5.97
Municipal securities
Maturing within one year	4.0	1.9	0.02	2.59
Maturing in one to five years	41.5	45.6	0.59	2.86
Maturing in five to ten years	159.5	221.4	2.86	1.71
Maturing after ten years	230.9	159.4	2.06	1.94
Mark-to-market adjustments on securities available-for-sale	(36.9)	(40.0)	(0.52)	NA
Total	399.0	388.3	5.01	1.92
Corporate securities
Maturing within one year	—	5.0	0.06	2.93
Maturing in one to five years	99.6	157.2	2.03	3.06
Maturing in five to ten years	218.2	144.4	1.86	3.00
Mark-to-market adjustments on securities available-for-sale	(25.2)	(17.6)	(0.23)	NA
Total	292.6	289.0	3.72	3.03
Total	$9,049.4	$7,744.6	100.00%	2.67%
Maturities of the 2024 securities noted above reflect $1,292.9 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $12.5 million of these securities will be called in 2025. For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB of Des Moines and the Minneapolis FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. As of December 31, 2024 and December 31, 2023, the Company held $177.4 million and $223.2 million, respectively, in equity securities in a combination of FRB and FHLB stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale decreased $46.5 million, or 98.1%, to $0.9 million as of December 31, 2024, compared to $47.4 million as of December 31, 2023, primarily due to the repayment of an $19.6 million agricultural loan and disposal of a $27.3 million commercial real estate loan.
Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition of our loan portfolio as of the dates indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2024	Percent	2023	Percent	2022	Percent
Real estate:
Commercial	$9,263.2	51.9%	$8,869.2	48.4%	$8,528.6	47.1%
Construction	1,244.6	7.0	1,826.5	10.0	1,944.4	10.8
Residential	2,191.6	12.3	2,244.3	12.3	2,188.3	12.1
Agricultural	701.1	3.9	716.8	3.9	794.9	4.4
Total real estate	13,400.5	75.1	13,656.8	74.6	13,456.2	74.4%
Consumer:
Indirect	725.0	4.0	740.9	4.1	829.7	4.6
Direct	134.0	0.7	141.6	0.8	152.9	0.8
Credit card	77.6	0.4	76.5	0.4	75.9	0.4
Total consumer	936.6	5.1	959.0	5.3	1,058.5	5.8
Commercial	2,829.4	15.9	2,906.8	15.9	2,882.6	15.9
Agricultural	687.9	3.9	769.4	4.2	708.3	3.9
Other, including overdrafts	1.6	—	0.1	—	9.2	—
Loans held for investment	17,856.0	100.0%	18,292.1	100.0%	18,114.8	100.0%
Deferred loan fees and costs	(11.1)		(12.5)		(15.6)
Loans held for investment, net of deferred fees and costs	17,844.9		18,279.6		18,099.2
Allowance for credit losses	(204.1)		(227.7)		(220.1)
Net loans held for investment	$17,640.8		$18,051.9		$17,879.1

Allowance for credit losses to loans held for investment		1.14%		1.25%		1.22%

Loans held for investment, net of deferred fees and costs, decreased $434.7 million, or 2.4%, to $17,844.9 million as of December 31, 2024, as compared to $18,279.6 million as of December 31, 2023,
Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 33.0% and 34.4% of our commercial real estate loans were owner occupied as of December 31, 2024 and 2023, respectively.
Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2024, our construction loan portfolio was divided among the following categories: approximately $216.9 million, or 17.4%, residential construction; approximately $738.7 million, or 59.4%, commercial construction; and approximately $289.0 million, or 23.2%, land acquisition and development.
Residential real estate loans. Residential real estate loans are typically secured by first liens on the financed property. Included in residential real estate loans were home equity loans and lines of credit of $557.0 million, or 25.4%, and $541.8 million, or 24.1%, as of December 31, 2024 and 2023, respectively.

Agricultural real estate loans. Agricultural real estate loans are secured by farmland or ranchland consisting of short, intermediate, and long-term structures to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. In January 2025, we announced our plans to no longer originate indirect loans as of February 28, 2025, as further discussed above (see “—Recent Trends and Developments—Indirect Loans”). Credit cards are offered to clients in our market areas. Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 77.4% and 77.3% of our consumer loans as of December 31, 2024 and 2023, respectively, were indirect consumer loans.
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
The following table presents the contractual maturity distribution and interest rates of our loan portfolio as of December 31, 2024. The amounts provided below do not reflect scheduled repayment or prepayment assumptions related to the loan portfolio. The within one year category includes loans overdrafts and loans with no stated maturity.
Maturities and Interest Rate Sensitivities

	Contractual Maturity Range					Maturing After One Year
(Dollars in millions)	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Real estate	$1,498.0	$4,984.3	$4,865.1	$2,053.1	$13,400.5	$7,115.4	$4,787.1
Consumer	101.9	420.1	375.9	38.7	936.6	822.3	12.4
Commercial	890.2	1,158.9	693.3	87.0	2,829.4	1,289.4	649.8
Agricultural	514.2	144.5	24.8	4.4	687.9	159.2	14.5
Other	1.6	—	—	—	1.6	—	—
Loans held for investment	$3,005.9	$6,707.8	$5,959.1	$2,183.2	$17,856.0	$9,386.3	$5,463.8
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection, or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased $31.9 million, to $138.3 million, as of December 31, 2024, from $106.4 million as of December 31, 2023, primarily due to an increase of $17.9 million of real estate loans and $22.0 million of commercial loans, partially offset by a decrease of $9.5 million of agricultural loans. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest. As of December 31, 2024 there were approximately $56.9 million of non-accrual loans for which there was no related ACL, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest decreased $1.9 million, or 38.8%, to $3.0 million as of December 31, 2024, from $4.9 million as of December 31, 2023.

Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired, is recorded as a charge against the ACL. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. The fair values of OREO properties are estimated using appraisals and management estimates of current market conditions. OREO properties are appraised every 18-24 months unless deterioration in local market conditions indicates the need to obtain new appraisals sooner.
OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties, and to conduct open houses.
OREO decreased to $4.3 million as of December 31, 2024, from $16.5 million as of December 31, 2023, primarily attributable to dispositions. As of December 31, 2024, 1.8% of our OREO balance was related to a 1-4 residential property, 84.2% was related to commercial properties, and 14.0% was related to construction properties.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (Dollars in millions)	As of December 31,
	2024	2023	2022
Non-performing loans:
Non-accrual loans	$138.3	$106.4	$59.2
Accruing loans past due 90 days or more	3.0	4.9	6.4
Total non-performing loans	141.3	111.3	65.6
OREO	4.3	16.5	12.7
Total non-performing assets	$145.6	$127.8	$78.3

Non-accrual loans to loans held for investment	0.78%	0.58%	0.33%
Non-performing assets to loans held for investment and OREO	0.82	0.70	0.43
Non-performing assets to total assets	0.50	0.42	0.24
Allowance for credit losses to non-performing loans	144.44	204.58	335.52
For additional information regarding non-performing loans, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2024	Percent	2023	Percent	2022	Percent
Real estate:
Commercial	$55.4	39.2%	$28.2	25.3%	$20.7	31.5%
Construction	3.3	2.3	17.2	15.5	4.3	6.6
Residential	15.8	11.2	11.3	10.2	7.6	11.6
Agricultural	5.3	3.8	5.4	4.8	7.6	11.6
Total real estate	79.8	56.5	62.1	55.8	40.2	61.3
Consumer:
Indirect	4.6	3.3	3.1	2.8	3.3	5.0
Direct	0.9	0.6	0.3	0.3	0.4	0.6
Credit card	1.0	0.7	0.6	0.5	0.6	0.9
Total consumer	6.5	4.6	4.0	3.6	4.3	6.6
Commercial	34.1	24.1	11.8	10.6	12.3	18.7
Agricultural	20.9	14.8	33.4	30.0	8.8	13.4
Total non-performing loans	$141.3	100.0%	$111.3	100.0%	$65.6	100.0%

Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. A loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its source of repayment becomes inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral. Collateral-dependent loans increased to $97.6 million as of December 31, 2024, from $52.6 million as of December 31, 2023, primarily due to the movement of an $18.9 million agricultural loan, two commercial loans of $16.8 million, and commercial real estate loans.
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
Allowance for Credit Losses
The Company performs a quarterly assessment of the appropriateness of its ACL in accordance with GAAP. The ACL is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the ACL, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined over the life of the loans. The balance of the ACL is based on historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of forecasted economic conditions on historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Credit Losses” above.
The ACL is increased by provisions charged against earnings and net recoveries of charged-off loans and is reduced by negative provisions credited to earnings and net loan charge-offs. The ACL consists of three elements:
(1)A specific valuation allowance associated with collateral-dependent and other individually evaluated loans. Specific valuation allowances are determined based on assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices, and any relevant qualitative or environmental factors impacting loans.
(2)A collective valuation allowance based on loan loss experience and future expectations for similar loans with similar characteristics and trends. The Company applies open pool methodologies for all portfolio segments. The open pool methodology averages quarterly loss rates by modeling segment, calculated as quarter-to-date net charge off balance divided by the end of period balance. Loss rates are recalculated quarterly with recoveries captured in the quarter a loan was charged off, are averaged across a look back period from 2009 to the current period, and are annualized. Macroeconomic-conditioned historical loss rates are applied to loan-level cash flows. Expected future principal and interest cash flows are calculated using contractual repayment terms and prepayment, utilization, interest rate, and probability of default assumptions. Macroeconomic sensitivity models calculate segment-specific multipliers using third party forecast data. The multipliers condition the annual loss rates over the 2-year forecast period, followed by a 1-year straight-line reversion to the unadjusted historical average loss rates. The unadjusted loss rates then apply for the remaining life of the loan. Estimated losses are totaled and aggregated to the segment level.
(3)A qualitative valuation allowance determined based on asset quality trends, industry concentrations, environmental risks, changes in portfolio composition, and other qualitative risk factors, both internal and external to the Company. Other qualitative factors, including changes in loan and lending policies, collateral quality, underwriting standards and personnel, credit review quality, and model imprecision, are also considered.
Based on the assessment of the appropriateness of the ACL, the Company records provisions for credit losses to maintain the ACL at appropriate levels.

Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity. An ACL is recorded for the expected credit losses over the life of the loan. Subsequent changes to the ACL are recorded through provision expense using the same methodology as other loans held for investment.
For loans acquired in business combinations with evidence of deterioration in credit quality since origination, the Company determines the fair value of the loans by estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An ACL is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established amortized cost basis, and the unpaid principal balance of the asset, is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the level yield interest method. Subsequent changes to the ACL are recorded through provision expense using the same methodology as other loans held for investment.
Loans, or portions thereof, are charged-off against the ACL when management believes the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule. Generally, loans are charged-off when (1) there has been no material principal reduction within the previous 90 days and there is no pending sale of collateral or other assets, (2) there is no significant or pending event which will result in principal reduction within the upcoming 90 days, (3) it is clear that we will not be able to collect all or a portion of the loan, or (4) foreclosure or repossession actions are pending. Loan charge-offs do not directly correspond with the receipt of independent appraisals or the use of observable market data if the collateral value is determined to be sufficient to repay the principal balance of the loan.
If a collateral-dependent loan is adequately collateralized, a specific valuation ACL is not recorded. As such, significant changes in collateral-dependent and non-performing loans do not necessarily correspond proportionally with changes in the specific valuation component of the ACL. Additionally, the Company expects the timing of charge-offs will vary between quarters and will not necessarily correspond proportionally to changes in the ACL or changes in non-performing or collateral-dependent loans due to timing differences among the initial identification of a collateral-dependent loan, recording of a specific valuation allowance for collateral-dependent loans, and any resulting charge-off of uncollectible principal.
Our ACL on loans was $204.1 million, or 1.14% of loans held for investment as of December 31, 2024, as compared to $227.7 million, or 1.25% of loans held for investment, as of December 31, 2023. The decrease in the percentage from December 31, 2023 is due to a specific reserve of $26.5 million for a commercial and industrial loan that was removed from the calculation in 2024 when the loan was charged down. This decrease was partially offset by credit deterioration that was captured in the 2024 ACL calculation.
Although we have established our ACL in accordance with GAAP in the United States and we believe that the ACL is appropriate to provide for known and expected losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates, material additional provisions could be required. The following table sets forth information regarding our ACL as of the dates and for the periods indicated.

Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2024	2023	2022
Allowance for credit losses on loans:
Beginning balance	$227.7	$220.1	$122.3
ACL recorded on PCD loans	—	—	59.5
Provision for (reduction of) operating expense	80.9	31.1	68.4
Charge-offs:
Real estate
Commercial	25.4	7.6	11.7
Construction	13.2	10.3	9.2
Residential	1.0	0.6	0.3
Agricultural	—	—	0.2
Consumer	15.4	14.0	10.1
Commercial	59.4	3.4	8.1
Agricultural	0.3	—	5.4
Total charge-offs	114.7	35.9	45.0
Recoveries:
Real estate
Commercial	0.8	4.2	3.0
Construction	0.1	0.1	0.5
Residential	0.2	0.1	0.8
Agricultural	0.1	0.3	0.4
Consumer	4.9	4.7	5.0
Commercial	3.8	2.6	2.3
Agricultural	0.3	0.4	2.9
Total recoveries	10.2	12.4	14.9
Net charge-offs	104.5	23.5	30.1
Ending balance	$204.1	$227.7	$220.1

Allowance for off-balance sheet credit losses:
Beginning balance	$18.4	$16.2	$3.8
(Reduction of) provision for off-balance sheet credit losses	(13.2)	2.2	12.4
Ending balance	$5.2	$18.4	$16.2

Allowance for credit losses on investment securities:
Beginning balance	$0.8	$1.9	$—
Provision for (reduction of) credit losses	0.1	(1.1)	1.9
Ending balance	$0.9	$0.8	$1.9

Total allowance for credit losses	$210.2	$246.9	$238.2
Total provision for credit losses	67.8	32.2	82.7
Loans held for investment, net of deferred fees and costs	17,844.9	18,279.6	18,099.2
Average loans	18,182.0	18,299.6	16,802.2
Net charge-offs to average loans	0.57%	0.13%	0.18%
Allowance to non-accrual loans	147.58	214.00	371.79
Allowance to loans held for investment	1.14	1.25	1.22

The ACL is allocated to loan categories based on the relative risk characteristics, asset classifications, and expected losses of the loan portfolio. The following table provides a summary of the allocation of the ACL for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the ACL will be incurred in these amounts or proportions, or that the portion of the ACL allocated to each loan category represents the total amount available for future losses that may occur within these categories.

Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2024		2023		2022
	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans	Allocated Reserves	% of Loan Category to Loans
Real estate	$139.4	75.1%	$160.1	74.6%	$138.7	74.4%
Consumer	16.8	5.1	13.0	5.3	23.3	5.8
Commercial	38.9	15.9	50.2	15.9	54.9	15.9
Agricultural	9.0	3.9	4.4	4.2	3.2	3.9
Totals	$204.1	100.0%	$227.7	100.0%	$220.1	100.0%
Total Liabilities
Total liabilities decreased $1,610.3 million, or 5.9%, to $25,833.4 million as of December 31, 2024, from $27,443.7 million as of December 31, 2023, primarily due to a decrease of $307.5 million in deposits, $258.8 million decrease in securities sold under repurchase agreements, and $1,035.5 million decrease in other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Total deposits decreased $307.5 million, to $23,015.6 million as of December 31, 2024, from $23,323.1 million as of December 31, 2023, with decreases in all types of deposits except for savings and time deposits, $250 and over.
As of December 31, 2024 and 2023, we had certificate of deposits of $12.5 million and $26.6 million, respectively, through IntraFi Network Deposits, or Intrafi. We had no brokered deposits as of December 31, 2024 and 2023.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2024	Percent	2023	Percent	2022	Percent
Noninterest bearing demand	$5,797.6	25.2%	$6,029.6	25.9%	$7,560.0	30.2%
Interest bearing:
Demand	6,495.2	28.2	6,507.8	27.9	7,205.9	28.7
Savings	7,832.3	34.0	7,775.8	33.3	8,379.3	33.4
Time, $250k or more	825.0	3.6	811.6	3.5	438.0	1.8
Time, other	2,065.5	9.0	2,198.3	9.4	1,490.4	5.9
Total interest bearing	17,218.0	74.8	17,293.5	74.1	17,513.6	69.8
Total deposits	$23,015.6	100.0%	$23,323.1	100.0%	$25,073.6	100.0%
For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.
Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $258.8 million, or 33.1%, to $523.9 million as of December 31, 2024, from $782.7 million as of December 31, 2023.

The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2024	2023	2022
Securities sold under repurchase agreements:
Balance at period end	$523.9	$782.7	$1,052.9
Average balance	687.2	940.4	1,114.5
Maximum amount outstanding at any month-end	825.8	1,100.5	1,263.3
Average interest rate:
During the year	0.97%	0.68%	0.22%
At period end	0.90	1.24	0.36
Other Borrowed Funds
Other borrowed funds is composed of variable-rate, overnight and fixed-rate borrowings with remaining contractual tenors of up to one year through the Federal Home Loan Bank, to address short-term funding needs. Other borrowed funds decreased $1,035.5 million, to $1,567.5 million as of December 31, 2024 compared to $2,603.0 million at December 31, 2023, primarily as a result of the Company’s pay-off of wholesale borrowings in December 2024.
Capital Resources and Liquidity
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $76.5 million, or 2.4%, to $3,304.0 million as of December 31, 2024 from $3,227.5 million as of December 31, 2023, due to changes in accumulated other comprehensive loss related to unrealized gains on available-for-sale securities, stock-based compensation expense, and retention of earnings, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and cash dividends paid. Regular cash dividends paid to common shareholders during 2024 amounted to approximately $195.9 million.
On January 28, 2025, we declared a quarterly dividend to common stockholders of $0.47 per share, which was paid on February 20, 2025 to shareholders of record as of February 10, 2025. The dividend equates to a 5.8% annual yield based on the $32.53 average closing price of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2024.
On December 14, 2023, the Company completed the repurchase of one million shares of its common stock from the estate of a stockholder at a price of $32.14 per share, or the closing price per share of the common stock as reported on the Nasdaq Stock Market on December 14, 2023, representing an aggregate purchase price of $32.1 million. As of December 31, 2024, the Company did not have a repurchase program in effect. For additional information regarding the repurchases, see “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.
During 2024, the Company granted 43,514 restricted stock units of its common stock to directors for their annual service on the Company’s Board. The aggregate value of the units issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2024 and 2023, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
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
The Company had deposits without a stated maturity of $20,125.1 million and time deposits of $2,658.5 million, due in one year or less in addition to time deposits due in more than one year of $232.0 million as of December 31, 2024. For additional details in regard to the Company’s deposits see “Notes to Consolidated Financial Statements—Deposits” included in Part IV, Item 15 of this report.
As of December 31, 2024, the Company had securities sold under repurchase agreements of $523.9 million due in one year or less as the agreements with our client counterparties mature on the next banking day.
As of December 31, 2024, the Company had $1,567.5 million of FHLB borrowings due in less than one year, $99.1 million of fixed-to-floating rate subordinated notes (the “Notes”) due in more than one year, and available borrowing capacity of $4,371.4 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $1,813.6 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans and has an unused $50.0 million revolving line of credit with another third party. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.
The Company may elect to redeem the Notes, in whole or in part, on any early redemption date which is any interest payment date on or after May 15, 2025 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Any early redemption of the Notes will be subject to regulatory approval. From and including the date of issuance to, but excluding, May 15, 2025, or earlier redemption date, the Notes bear interest at an initial fixed rate of 5.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. From and including May 15, 2025 to, but excluding, May 15, 2025, or earlier redemption date, the Notes will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the First Supplemental Indenture Agreement), plus 518.0 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2025. For more information regarding the Notes, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.

The Company guarantees the distribution and payment for redemption or liquidation of capital trust preferred securities issued by our wholly owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 2 capital under the Federal Reserve capital adequacy guidelines. As of December 31, 2024, the Company had subordinated debentures held by subsidiary trusts of $163.1 million due in more than one year. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15 of this report.
The Company has future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2024 with $11.5 million due in one year or less and $34.2 million due in more than one year. For additional information concerning leases, see “Notes to Consolidated Financial Statements—Commitments and Contingencies” included in Part IV, Item 15 of this report.
The Company is a limited partner in several tax-advantaged limited partnerships that have been formed for the purpose of investing in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of December 31, 2024, the Company expects to recover its investments through the use of tax credits generated by the investments. The Company's unfunded capital commitments to these investments were $25.2 million and $32.3 million as of December 31, 2024 and 2023, respectively, reported within accounts payable and accrued expenses on the consolidated balance sheets.
The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. As of December 31, 2024, the Company had unused credit card lines of $884.1 million, commitments to extend credit of $3,076.5 million and standby letters of credit of $73.5 million. Included in the $3,076.5 million in credit commitments outstanding, $632.3 million are related to home equity and home equity lines of credit, $1,505.5 million are related to traditional working capital commercial lines, and $420.9 million are unfunded commitments for current or future construction projects. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15 of this report.
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
Company management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

	December 31, 2024			December 31, 2023
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	BTFP	Total
Total borrowing capacity	$5.9	$1.8	$7.7	$6.2	$0.7	$2.4	$9.3
Borrowings outstanding	1.5	—	1.5	2.6	—	—	2.6
Remaining Capacity, at period end	$4.4	$1.8	$6.2	$3.6	$0.7	$2.4	$6.7

Cash and due from banks			0.4				0.4
Interest-bearing deposits			0.5				0.2
Total available liquidity			$7.1				$7.3

Through the Bank’s relationship with the FHLB, the Bank owns $81.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB.
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
Asset Liability Management
The goal of asset liability management is the prudent control of market risk, liquidity, and capital. Asset liability management is governed by policies, goals, and objectives adopted and reviewed by the Bank’s Board. Development of asset liability management strategies and monitoring of interest rate risk are the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a deposit beta modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. The deposit beta assumption is derived from empirical analysis and may vary over time depending on the composition of deposit balances. Based on the December 31, 2024 deposit balance composition, the deposit beta assumption is 31% for up- and down- rate scenarios. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at December 31, 2024 project that interest-bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	December 31, 2024
+200	(4.24)%
+100	(2.04)%
-100	1.65%
-200	3.05%
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
As part of the Company’s overall asset and liability management strategy, the Company previously entered into two interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million and entered into four swaps, two of which were related to variable-rate loans and two that were related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $850.0 million. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset. Each of the swaps designated as cash flow hedges synthetically fixes the interest income received by the Company.
During 2024, the Company voluntarily terminated three swaps, two of which were related to variable-rate loans and one related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $550.0 million. The termination of the cash flow hedges resulted in a net loss of $0.2 million being captured in accumulated other comprehensive income, net of tax, and reclassified to interest income over the period the forecasted transactions affect earnings. The active two interest rate collars and one remaining swap designated as cash flow hedges were effective with a total notional amount of $600.0 million.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm for the year ended December 31, 2024 (PCAOB ID: 42)
Report of RSM US LLP, Independent Registered Public Accounting Firm for the years ended December 31, 2023 and 2022 (PCAOB ID: 49)
Consolidated Balance Sheets — December 31, 2024 and 2023
Consolidated Statements of Income — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria and guidelines established in the Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting as of December 31, 2024 is presented below this management report in Item 9A of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Interstate BancSystem, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 , the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes, and our report dated February 28, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 /s/ Ernst & Young LLP
Salt Lake City, Utah
February 28, 2025

Item 9B. Other Information
Effective February 26, 2025, pursuant to the 2023 Equity and Incentive Plan, the Company adopted a form of Performance Restricted Stock Unit Grant Agreement (Core Return on Average Tangible Common Equity) to be used as the template for awards of performance restricted stock units, that may be granted to eligible participants under the 2023 Equity and Incentive Plan, unless otherwise determined by the Compensation Committee of the Board.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the headings “Election of Directors,” “Human Capital Management,” “Securities Trading Policy,” and “Corporate Governance” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is herein incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Director Compensation,” and “Corporate Governance” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is herein incorporated herein by reference.
The following table provides information, as of December 31, 2024, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights	Warrants, and Rights	Equity Compensation Plans(1)
Equity compensation plans
approved by shareholders(2)	—	$—	2,553,800

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	—	$—	2,553,800

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Includes only remaining shares available for future issuance under the 2023 Equity and Incentive Plan. As of May 24, 2023, no additional awards can be issued under the 2015 Equity and Incentive Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is herein incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.

Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services and related information is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement relating to our 2025 annual meeting of shareholders and is herein incorporated by reference.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of First Interstate BancSystem Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2024, the Company’s loans held for investment portfolio was $17,844.9 million with an associated ACL of $204.1 million. The provision for credit losses was $67.8 million for the year ended December 31, 2024. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is an estimate and consists of three elements: a specific valuation allowance associated with collateral-dependent and other individually evaluated loans; a collective valuation allowance for loans with similar characteristics and trends; and a qualitative valuation allowance to adjust historical loss information based on an evaluation of qualitative factors.

The collective valuation allowance is calculated based on the expected future principal and interest cash flows over the remaining life of a loan, adjusted for prepayment and annual loss rate assumptions. Management’s calculation includes segment-specific multipliers that adjust the annual loss rates to the level expected under economic conditions over a two-year forecast period, followed by a one-year, straight-line reversion to the unadjusted, historical average loss rates.

The qualitative valuation allowance represents adjustments to historical loss information and segment-specific multipliers based on asset quality trends, industry concentrations, environmental risks, changes in portfolio composition, and other qualitative risk factors. Other qualitative factors, including changes in loan and lending policies, collateral quality, underwriting standards and personnel, credit review quality, and model imprecision, are also considered. Judgment was required by management to determine the changes in portfolio composition and model imprecision adjustments, which are both part of the qualitative factors management considers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of the qualitative adjustments for changes in portfolio composition and model imprecision, which are part of the qualitative factors, and the controls related to the reliability of the data utilized to support management’s assessment.

To test the qualitative factors for changes in portfolio composition and model imprecision, we evaluated the appropriateness of management’s methodology and assessed the reasonableness of the adjustments and whether all relevant risks were reflected in the ACL. Additionally, with respect to the model imprecision adjustment, with the support of specialists, we evaluated the model methodology and factors that could impact the accuracy of the model results.

Regarding the measurement of the qualitative factors for changes in portfolio composition and model imprecision, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of additional or contrary information. We also evaluated the mathematical accuracy of the calculation of qualitative factors.

We evaluated the overall ACL, inclusive of the qualitative factors, and whether the amount appropriately reflects a reasonable estimate of expected credit losses by comparing the overall ACL to historical losses and ACL reserves established by peer banking institutions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Salt Lake City, Utah
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of First Interstate BancSystem, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ RSM US LLP

We have served as the Company’s auditor from 2004 to 2024.

Des Moines, Iowa
February 29, 2024

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2024	2023
Assets
Cash and due from banks	$378.0	$378.2
Interest bearing deposits in banks	518.5	199.7
Federal funds sold	0.1	0.1
Total cash and cash equivalents	896.6	578.0
Investment securities:
Available-for-sale, at fair value	5,057.1	5,841.5
Held-to-maturity (estimated fair values of $2,358.6 and $2,874.0 at December 31, 2024 and 2023, respectively)	2,687.5	3,207.9
Total investment securities	7,744.6	9,049.4
FHLB and FRB stock, at cost	177.4	223.2
Loans held for sale ($0.9 and $0.5 of which is recorded at fair value at December 31, 2024 and December 31, 2023, respectively)	0.9	47.4
Loans held for investment, net of deferred fees and costs	17,844.9	18,279.6
Allowance for credit losses	(204.1)	(227.7)
Net loans held for investment	17,640.8	18,051.9
Goodwill	1,100.9	1,100.9
Company-owned life insurance	513.0	502.4
Premises and equipment, net of accumulated depreciation	427.2	444.3
Other intangibles, net of accumulated amortization	66.8	81.4
Accrued interest receivable	116.8	129.1
Mortgage servicing rights, net of accumulated amortization	25.7	28.3
Other real estate owned	4.3	16.5
Deferred tax asset, net	118.4	150.0
Other assets	304.0	268.4
Total assets	$29,137.4	$30,671.2
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,797.6	$6,029.6
Interest bearing	17,218.0	17,293.5
Total deposits	23,015.6	23,323.1
Securities sold under repurchase agreements	523.9	782.7
Accounts payable and accrued expenses	378.9	380.4
Accrued interest payable	47.0	52.2
Other borrowed funds	1,567.5	2,603.0
Long-term debt	132.2	120.8
Allowance for credit losses on off-balance sheet credit exposures	5.2	18.4
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	25,833.4	27,443.7
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at December 31, 2024 and 2023; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at December 31, 2024 and 2023; 104,585,964 and 103,941,626 shares issued and outstanding, respectively	2,459.5	2,448.9
Retained earnings	1,166.4	1,135.1
Accumulated other comprehensive loss, net	(321.9)	(356.5)
Total stockholders’ equity	3,304.0	3,227.5
Total liabilities and stockholders’ equity	$29,137.4	$30,671.2
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2024	2023	2022
Interest income:
Interest and fees on loans	$1,022.2	$979.7	$790.2
Interest and dividends on investment securities:
Taxable	243.5	269.1	213.9
Exempt from federal taxes	2.8	3.2	3.9
Interest and dividends on FHLB and FRB stock	11.8	12.4	4.8
Interest on deposits in banks	22.2	15.7	8.7
Total interest income	1,302.5	1,280.1	1,021.5
Interest expense:
Interest on deposits	325.9	242.6	48.3
Interest on securities sold under repurchase agreements	6.7	6.4	2.5
Interest on other borrowed funds	123.4	133.8	15.3
Interest on long-term debt	11.8	5.8	6.0
Interest on subordinated debentures held by subsidiary trusts	13.1	12.7	6.8
Total interest expense	480.9	401.3	78.9
Net interest income	821.6	878.8	942.6
Provision for credit losses	67.8	32.2	82.7
Net interest income after provision for credit losses	753.8	846.6	859.9
Noninterest income:
Payment services revenues	73.6	76.4	74.1
Mortgage banking revenues	6.6	8.4	18.7
Wealth management revenues	38.8	35.3	34.3
Service charges on deposit accounts	25.7	23.0	24.6
Other service charges, commissions, and fees	9.0	9.5	15.5
Investment securities losses, net	—	(23.5)	(24.4)
Other income	24.4	17.9	20.4
Total noninterest income	178.1	147.0	163.2
Noninterest expense:
Salaries and wages	270.9	263.1	282.1
Employee benefits	76.4	75.3	77.5
Outsourced technology services	56.2	59.0	54.3
Occupancy, net	48.7	48.0	44.0
Furniture and equipment	20.7	22.1	23.4
OREO expense, net	4.1	1.5	2.3
Professional fees	21.6	19.1	19.1
FDIC insurance premiums	24.0	31.5	14.0
Other intangibles amortization	14.6	15.7	15.9
Other expenses	100.2	121.5	114.5
Acquisition related expenses	—	—	118.9
Total noninterest expense	637.4	656.8	766.0
Income before income tax	294.5	336.8	257.1
Provision for income tax	68.5	79.3	54.9
Net income	$226.0	$257.5	$202.2

Earnings per common share (Basic)	$2.19	$2.48	$1.96
Earnings per common share (Diluted)	2.19	2.48	1.96
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

Year ended December 31,	2024	2023	2022
Net income	$226.0	$257.5	$202.2
Other comprehensive income (loss), before tax:
Investment securities available for sale:
Change in net unrealized gains (losses) during the period	48.6	144.8	(613.1)
Reclassification adjustment for net losses included in income	—	23.5	24.4
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	(7.2)	0.2
Net change in unamortized losses on available-for-sale investment securities transferred into held-to-maturity	(0.5)	(1.3)	(26.1)
Cash flow hedges:
Change in unrealized losses on derivatives	(15.0)	(6.5)	(6.8)
Reclassification adjustment for derivatives net losses included in income	12.8	7.4	0.1
Other comprehensive income (loss), before tax	45.9	160.7	(621.3)
Deferred tax (expense) benefit related to other comprehensive (loss) income	(11.3)	(40.1)	155.2
Other comprehensive income (loss), net of tax	34.6	120.6	(466.1)
Comprehensive income (loss), net of tax	$260.6	$378.1	$(263.9)
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	$945.0	$1,052.6	$(11.0)	$1,986.6
Net income	—	202.2	—	202.2
Other comprehensive loss, net of tax expense	—	—	(466.1)	(466.1)
Common stock transactions:
5,040,896 common shares purchased and retired	(199.0)	—	—	(199.0)
46,913,370 common shares issued	1,722.5	—	—	1,722.5
458,177 non-vested common shares issued	—	—	—	—
106,891 non-vested common shares forfeited or canceled	—	—	—	—
17,807 stock options exercised, net of 4,877 shares tendered in payment of option price and income tax withholding amounts	0.1	—	—	0.1
Stock-based compensation expense	9.6	—	—	9.6
Common cash dividends declared ($1.70 per share)	—	(182.1)	—	(182.1)
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	257.5	—	257.5
Other comprehensive income, net of tax expense	—	—	120.6	120.6
Common stock transactions:
1,056,191 common shares purchased and retired	(34.0)	—	—	(34.0)
683,574 non-vested common shares issued	—	—	—	—
127,780 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	4.7	—	—	4.7
Common cash dividends declared ($1.88 per share)	—	(195.1)	—	(195.1)
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	226.0	—	226.0
Other comprehensive income, net of tax expense	—	—	34.6	34.6
Common stock transactions:
49,568 common shares purchased and retired	(1.2)	—	—	(1.2)
807,913 non-vested common shares issued	—	—	—	—
114,007 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	11.8	—	—	11.8
Common cash dividends declared ($1.88 per share)	—	(195.9)	—	(195.9)
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$226.0	$257.5	$202.2
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	67.8	32.2	82.7
Net gain (loss) on disposal of premises and equipment	(2.9)	0.7	(2.0)
Depreciation and amortization	57.0	53.8	55.5
Net premium amortization on investment securities	1.1	2.4	17.0
Net loss on investment securities transactions	—	23.5	24.4
Realized and unrealized net gains on mortgage banking activities	(1.8)	(2.8)	(9.4)
Net gains and write-downs of OREO and other assets pending disposal	3.9	1.0	2.1
Net gain on extinguishment of debt	—	—	(1.4)
Mortgage servicing rights recovery	—	—	(3.4)
Deferred taxes	21.3	20.4	(4.7)
Net increase in cash surrender value of company-owned life insurance	(14.7)	(9.7)	(11.1)
Stock-based compensation expense	11.8	4.7	9.6
Originations of mortgage loans held for sale	(149.6)	(351.5)	(429.5)
Proceeds from sales of mortgage loans held for sale	150.3	359.5	461.6
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	12.3	(10.8)	(37.8)
(Increase) decrease in other assets	(23.2)	80.5	(12.9)
(Decrease) increase in accrued interest payable	(5.2)	37.7	8.4
Increase (decrease) in accounts payable and accrued expenses	0.9	(71.1)	183.1
Net cash provided by operating activities	355.0	428.0	534.4
Cash flows from investing activities:
Purchases of investment securities	(102.2)	(134.7)	(4,167.9)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	524.7	227.3	370.5
Available-for-sale	924.2	1,390.7	1,926.5
Purchases and sales of FHLB and FRB stock	45.8	(24.6)	(129.2)
Proceeds from company-owned life insurance settlements	4.1	5.2	1.3
Net change in loans held for investment	372.3	(185.8)	(951.4)
Proceeds from sale of OREO	12.9	3.5	3.4
Proceeds from the sale of Health Savings Accounts	—	—	1.4
Acquisition of bank and bank holding company, net of cash and cash equivalents received	—	—	2,006.9
Capital expenditures, net of sales	(23.0)	(28.2)	(10.5)
Net cash provided by (used in) investing activities	$1,758.8	$1,253.4	$(949.0)

Cash flows from financing activities:
Net decrease in deposits	$(307.5)	$(1,750.5)	$(2,884.0)
Net (decrease) increase in securities sold under repurchase agreements	(258.8)	(270.2)	28.9
Net (decrease) increase in other borrowed funds	(1,285.5)	276.0	2,327.0
Repayments of long-term debt	(0.2)	(0.1)	(164.1)
Advances on long-term debt	253.9	—	14.3
Payment of stock issuance costs	—	—	(0.8)
Proceeds from issuance of common stock	—	—	0.1
Purchase and retirement of common stock	(1.2)	(34.0)	(199.0)
Dividends paid to common stockholders	(195.9)	(195.1)	(182.1)
Net cash used in financing activities	(1,795.2)	(1,973.9)	(1,059.7)

Net increase (decrease) in cash and cash equivalents	318.6	(292.5)	(1,474.3)
Cash and cash equivalents at beginning of period	578.0	870.5	2,344.8
Cash and cash equivalents at end of period	$896.6	$578.0	$870.5

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$34.3	$51.2	$57.8
Cash paid during the period for interest expense	475.7	363.6	32.0

Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale to held-to-maturity securities	$—	$—	$463.6
Transfer of held-to-maturity to available-for-sale securities	—	23.0	10.9
Right-of-use assets obtained in exchange for operating lease liabilities	1.6	6.4	22.9
Transfer of loans to other real estate owned	4.6	8.3	0.4
Transfer of held-for-sale loans to held for investment	—	29.6	19.8
Transfer of held for investment loans to held-for-sale	—	30.4	12.4
Shares issued for acquisition	—	—	1,723.3

Supplemental schedule of noncash investing activities from acquisitions:
Investment securities	—	—	2,699.0
Securities purchased under agreement to resell	—	—	101.1
Loans held for sale	—	—	217.0
Loans held for investment, net	—	—	7,645.5
Premises and equipment	—	—	144.7
Goodwill	—	—	479.3
Other intangibles	—	—	72.9
Mortgage servicing rights	—	—	1.3
Company-owned life insurance	—	—	186.6
Deferred tax assets	—	—	60.2
Other real estate owned	—	—	15.8
Other assets	—	—	200.8
Total noncash assets acquired	—	—	11,824.2

Deposits	—	—	11,688.0
Securities sold under repurchase agreements	—	—	74.0
Accounts payable and accrued expenses	—	—	110.4
Long-term debt	—	—	159.3
Subordinated debentures held by subsidiary trusts	—	—	76.1
Total liabilities assumed	$—	$—	$12,107.8

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
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2024, the Company had one significant subsidiary, First Interstate Bank (“FIB”). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2023 and 2022 to conform to the 2024 presentation. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
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
Variable Interest Entities. The Company’s wholly owned business trusts, FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”), FI Statutory Trust VI (“Trust VI”), Northwest Bancorporation Capital Trust I (“Trust VII”), GWB Capital Trust VI (“Trust VIII”), Sunstate Bancshares Trust II (Trust IX”), Great Western Statutory Trust IV (“Trust X”), HF Financial Capital Trust III (“Trust XI”), HF Trust IV (“Trust XII”), HF Trust V (“Trust XIII”), and HF Trust VI (“Trust XIV”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of Trust I through Trust XIV are not included in the accompanying consolidated financial statements and are instead accounted for using the equity method of accounting.
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
The Company is required to consolidate VIEs in New Market Tax Credit CDEs in which it has concluded it has a controlling financial interest. At December 31, 2024, approximately $28.4 million of the Company’s assets and liabilities included in the consolidated balance sheets were related to New Market Tax Credit VIEs which the Company has consolidated. These amounts were $20.9 million at December 31, 2023.

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
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate impacting the Company’s consolidated financial statements is the ACL.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for less than three-month periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2024 and 2023, the Company had cash of $518.2 million and $199.0 million, respectively, on deposit with the Federal Reserve Bank (FRB). On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.
Debt Security Investments. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable income taxes, as a separate component of stockholders’ equity and comprehensive income. Management determines the appropriate classification of securities at the time of purchase.
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
Accrued interest receivable on investment securities totaled $29.6 million and $38.5 million at December 31, 2024 and 2023, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Obligations of U.S. government agencies and entities. Securities held by the Company are primarily issued by The Federal Home Loan Mortgage Corporation, known as Freddie Mac, and The Federal National Mortgage Association, known as Fannie Mae, which are implicitly guaranteed by the U.S. government with very little risk of default.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
U.S. agency commercial mortgage-backed securities. Commercial mortgage-backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government with very little risk of default.
U.S. agency residential mortgage-backed securities. Residential mortgage-backed securities held by the Company are primarily issued by U.S. government agencies and entities. These securities are either explicitly or implicitly guaranteed by the U.S. government with very little risk of default.
U.S. agency collateralized mortgage obligations. Collateralized mortgage obligations include agency residential securities which either explicitly or implicitly guaranteed by the U.S. government with very little risk of default.
Corporate securities. Securities held by the Company are primarily comprised of corporate bonds (both senior and subordinated-debt) issued by a firm or public entity which carry ratings no lower than investment grade “BBB” or better by Moody’, Standard and Poor’s, or Kroll rating agencies. All corporate subordinated-debt securities are analyzed and approved by the Company prior to purchase.
Allowance for Credit Losses - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company performs a qualitative assessment as to whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.
Loans Held for Sale. The Company originates certain loans intended for sale in the secondary market. Conforming agency mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans, are sold on a servicing released basis. The Company has elected the fair value option for residential mortgage loans the Company originated with the intent to sell that are classified as loans held for sale and are recorded at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors.
Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. Upon the sale of an originated loan, the mortgage servicing right is recorded at its estimated fair value.
Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk, or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of cost or fair value less cost to sell. Any changes in fair value attributable to credit deterioration at the time of transfer are charged against the ACL. Net unrealized losses, if any, are recorded as a valuation allowance. The valuation allowance and any net gains and losses are recorded as a component of noninterest income in the consolidated statements of operations.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Accrued interest receivable on loans held for investment totaled $84.8 million and $86.1 million at December 31, 2024 and 2023, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
Mortgage loans that are 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. The Company considers a loan to be past due when it is 30 days or more past its contractual payment due date. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans reduces the principal balances and interest income is not recognized until the loan balance is reduced to zero or the loan qualifies for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.
Purchased Credit Deteriorated (“PCD”) Loans
The Company has loans acquired through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. Loans that meet at least one of the following criteria are considered to have experienced more-than-insignificant credit deterioration since origination at the date of acquisition: 1) have experienced more than one delinquency of more than 60 days or 60+ days past due as of the acquisition date; 2) have been placed on nonaccrual status at any point since origination; 3) are special mention, substandard, doubtful as of the acquisition date; 4) have experienced a modification to a borrower experiencing financial difficulty as of the acquisition date; or 5) are in high-risk industries based on macroeconomic conditions and local market conditions of the acquired entity on the acquisition date. PCD loans are recorded at the amount paid for the loan. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense.
Allowance for Credit Losses - Loans held for investment
The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the life of the loans. Loans are charged off against the ACL when management determines that a loan balance cannot be collected. The Company applies recoveries when received and has elected not to forecast recoveries for purposes of calculating the ACL.
The ACL estimate consists of three elements: a specific valuation allowance associated with collateral-dependent and other individually evaluated loans; a collective valuation allowance for loans with similar characteristics and trends; and a qualitative valuation allowance to adjust historical loss information based on an evaluation of qualitative factors.
The specific valuation allowance is determined based on an assessment of the fair value of the collateral underlying the loans as determined through independent appraisals, the present value of future cash flows, observable market prices, and any relevant qualitative or environmental factors impacting loans.
The collective valuation allowance is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.
The qualitative valuation allowance represents adjustments to historical loss information and segment-specific multipliers based on asset quality trends, industry concentrations, environmental risks, changes in portfolio composition, and other qualitative risk factors, both internal and external to the Company. Other qualitative factors, including changes in loan and lending policies, collateral quality, underwriting standards and personnel, credit review quality, and model imprecision, are also considered.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Annualized loss rates are recalculated quarterly, with subsequent recoveries captured in the quarter a loan was charged off and are averaged across a look back period from 2009 to the current period. Expected future principal and interest cash flows are calculated using contractual terms while considering prepayment, utilization, and annual loss rate assumptions. Macroeconomic models calculate segment-specific multipliers using third party forecast data. The multipliers adjust the annual loss rates to the level expected under the economic conditions over the 2-year forecast period, followed by a 1-year straight-line reversion to the unadjusted historical average loss rates. The unadjusted loss rates then apply for the remaining life of the loan. Estimated losses are totaled and aggregated to the portfolio segment level.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments, defaults, interest rates, and utilization rates. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a modification to a borrower experiencing financial difficulty will be executed or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
A loan for which the terms have been modified and for which the borrower is experiencing financial difficulties, is considered to be a modification to borrowers experiencing financial difficulty. The ACL on a loan to borrowers experiencing financial difficulty is measured using the same method as all other loans held for investment, except when the loan is individually assessed for credit loss.
The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, collateral type, loan structure, and credit characteristics.
The Company has identified the following portfolio segments:
Real Estate loans. Include commercial real estate loans which are non-farm, non-residential real estate loans generally secured by first liens on income-producing real estate and generally mature in less than 10 years; construction development loans which are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties; commercial construction loans which are primarily made to commercial builders for the development of commercial real estate properties; and construction and development loans which are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase for any of the above loans, the borrower pays interest only. In most cases, construction and development loans generally transition to permanent real estate loans or otherwise mature in three years or less.
Real estate loans also include agricultural real estate loans that generally mature in ten years or less, secured by farmland or ranchland. These loans fund the construction of short, intermediate, and long-term structures and are made to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance. Real estate loans also include consumer home equity and home equity lines of credit (“HELOC”) that are secured by residential property and generally mature in 25 years or less, and residential loans which are loans to finance the purchase or refinance of residential property which are typically secured by first liens or are construction loans to commercial builders or owner occupants for the construction of single-family residences. Residential 1-4 family loans generally mature within 15 years, although in some instances, they could mature in up to 30 years. Construction loans are generally underwritten pursuant to credit worthiness or pre-qualification for permanent financing. During the construction phase, the borrower pays interest only. Residential construction loans generally transition to a permanent residential loan or otherwise mature in two years or less.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. Management considers unused credit card lines and federal fund lines, extended to others, to be unconditionally cancellable. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur and includes expected credit losses on commitments expected to be funded over the estimated life.
The Company has identified commitments to extend credit and standby letters of credit determined not to be unconditionally cancellable as categories with off-balance sheet credit exposures and uses the commitment balance, expected loss rate, expected cash flows, and utilization rate as primary assumptions to develop the ACL on those exposures. The utilization rate represents management’s best estimate of the probability that the unfunded portion of the commitment will be funded given existing economic conditions.
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
Core Deposit and Other Customer Relationship Intangibles. Intangible assets consist of core deposit intangibles and other customer relationship intangibles. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed, as a result of acquisitions, and are amortized using an accelerated method based on the estimated weighted average useful lives of the related deposits, which is generally ten years. Other customer relationship intangibles represent the value of the identifiable intangible value assigned to customer relationships arising from acquired companies and are amortized within other intangibles amortization expense in the consolidated statements of income using the straight-line method over the estimated useful life, which is 12 years.
Mortgage Servicing Rights. The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing rights are initially recorded at fair value based on comparable market data and are amortized in proportion to and over the period of estimated net servicing income within mortgage banking revenues in the consolidated statements of income. Mortgage servicing rights are evaluated quarterly for impairment by comparing carrying value of mortgage servicing rights to the discounted expected future cash flows, taking into consideration the estimated level of prepayments based on current industry expectations and the predominant risk characteristics of the underlying loans including loan type, note rate, and loan term. Impairment adjustments, if any, are recorded through a valuation allowance to other income in the consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Premises and Equipment. Buildings, furniture, and equipment are stated at cost less accumulated depreciation. Depreciation expense recorded within occupancy, net on the consolidated statements of income is computed using straight-line methods over estimated useful lives of 5 to 45 years for buildings and improvements and 3 to 15 years for furniture and equipment. Leasehold improvements and assets acquired under a financing lease are amortized over the shorter of their estimated useful lives or the terms of the related leases. Land is recorded at cost. Costs incurred for maintenance and repairs are expensed as incurred.
We have leased branches and office space and have entered into various other agreements in conducting our business. Operating lease right-of-use assets are included within the premises and equipment, net of accumulated depreciation line item and our operating lease liability is included within the accounts payable and accrued expenses on the consolidated balance sheets. Operating lease expense is recognized within occupancy, net on the consolidated statements of income on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as property taxes are expensed as incurred. Lease and non-lease components are accounted for separately as the amounts are readily determinable under our lease contracts. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
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
Company-Owned Life Insurance. Key executive and group life insurance policies are recorded at their cash surrender value. Separate account group life insurance policies are subject to a stable value contract that offsets the impact of interest rate fluctuations on the market value of the policies and are recorded at the stabilized investment value. Changes in the cash surrender or stabilized investment value of insurance policies, as well as insurance proceeds received, are recorded as other income within the consolidated statements of income, and are not subject to income taxes.
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets at fair value. As of December 31, 2024 and 2023, deferred compensation plan assets were $22.7 million and $19.2 million, respectively. Corresponding deferred compensation plan liabilities were $22.7 million and $19.2 million as of December 31, 2024 and 2023, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2024, 2023, or 2022.
OREO. Real estate acquired in satisfaction of loans is initially carried at current fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate acquired is recorded as a charge to the ACL. Subsequent adjustments are based on the lower of cost or fair value (less estimated selling costs) and are included in OREO expense on the consolidated statements of income. Subsequent increases in fair value less estimated selling costs are recorded as a reduction in OREO expense to the extent of recognized losses. Operating expenses, net of related income, and gains or losses on sales are included in OREO expense on the consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Restricted Equity Securities. The Company, as a member of the FRB and the FHLB, is required to maintain investments in each of the organization’s capital stock. As of December 31, 2024 and 2023, restricted equity securities of the FRB of $95.0 million and $94.2 million, respectively, and restricted equity securities of the FHLB of $81.3 million and $127.8 million, respectively, in addition to other equity securities of $1.2 million for both years, were included in the consolidated balance sheets caption FHLB and FRB stock, at cost. No ready market exists for the FHLB and FRB restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value.
The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2024, 2023, or 2022.
Derivatives and Hedging Activities. For asset and liability management purposes, the Company enters into interest rate swap contracts to hedge against changes in forecasted cash flows or changes in the fair value of financial instruments due to interest rate exposures. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged.
The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings.
When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (a) it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
When cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.
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
The Company also sells residential mortgage loans on either a best efforts or mandatory delivery basis and mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts.
The Company has elected to present the derivatives on a gross basis. For more information regarding our derivatives, see “Derivatives and Hedging Activities” footnote included herein.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Software. Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software, and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are service contracts. Capitalized software is included in premises and equipment, net of accumulated depreciation on the consolidated balance sheets. Amortization expense, generally computed on the straight-line method, is charged to furniture and equipment expense in the consolidated statements of income over the estimated useful life of the software, generally three to five years, or the term of the hosting arrangement for implementation costs related to service contracts. Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized implementation costs of hosting arrangements that are service contracts were $2.2 million and $2.3 million at December 31, 2024 and 2023, respectively.
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
The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on enacted income tax rates which will be in effect when the differences between the financial statement carrying values and tax bases of existing assets and liabilities are expected to be reported in taxable income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2021. The Company had no material penalties as of December 31, 2024, 2023, or 2022.
Revenue Recognition. The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The principal source of revenue is interest income from loans and investments. The Company also earns noninterest income from various banking and financial services offered to its clients. Certain specific policies related to noninterest income include the following:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Wealth management and trust fee income
Wealth management and trust fee income included within wealth management revenues within the consolidated statements of income represents monthly or other periodic fees due from wealth management clients as consideration for managing the clients’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed. The Company does not earn performance-based incentives. Optional services such as estate settlement and other court appointed services are available to existing trust and asset management clients. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time.
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
Interchange and other fees
Payment services revenue includes interchange and other fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income primarily represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Swap fee income primarily represents income associated with the execution of dealer bank swap agreements. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for interchange and other service charges are largely satisfied, and related revenue recognized, when completion of the services is rendered at a point in time.
Annuity and insurance commissions
Annuity and insurance commissions, included in wealth management revenues, primarily represent commissions received on annuity and insurance product sales. The Company acts as an intermediary between the Company’s client and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity or insurance policy, the carrier then remits the commission payment to the Company, and the Company recognizes the revenue at a point in time.
Comprehensive Income (Loss). Comprehensive income (loss) includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. In addition to net income, the Company’s comprehensive income (loss) includes the after tax effect of changes in unrealized gains and losses on available-for-sale investment securities and derivatives designated as cash flow hedges, and changes in the unamortized gain or loss on available-for-sale investment securities transferred to held-to-maturity.
Segment Reporting. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major clients. The Company has identified one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services to serve a similar base of clients utilizing company-wide offerings of similar products and services managed through similar processes and platforms offered to individuals, businesses, municipalities and other entities. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The CODM regularly assesses performance of the single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income.
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Advertising Costs. Advertising costs are expensed as incurred within other expenses. Advertising expense was $0.7 million, $0.9 million, and $3.8 million in 2024, 2023, and 2022, respectively.
Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company; the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $11.8 million, $4.7 million, and $9.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
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
(2)    GOODWILL AND OTHER INTANGIBLES
Goodwill

The Company has goodwill with a carrying value of $1,100.9 million as of December 31, 2024 and 2023 and performed its annual impairment assessment as of July 1, 2024 and 2023 concluding there was no impairment to goodwill. In addition, there were no events or circumstances that occurred during the second half of 2024 that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value.
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at December 31, 2024 and 2023:

December 31, 2024	CDI	OCRI	Total
Gross other intangible assets, at January 1, 2024	$154.7	$22.8	$177.5
Accumulated amortization	(105.2)	(5.5)	(110.7)
Net other intangible assets, end of period	$49.5	$17.3	$66.8

December 31, 2023
Gross other intangible assets, at January 1, 2023	$154.7	$22.8	$177.5
Accumulated amortization	(92.5)	(3.6)	(96.1)
Net other intangible assets, end of period	$62.2	$19.2	$81.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company recorded $14.6 million, $15.7 million and $15.9 million of other intangible asset amortization expense for the years ended December 31, 2024, 2023, and 2022 respectively.
CDI and OCRI are evaluated for impairment if events and circumstances indicate a possible impairment.
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years ending December 31,	CDI	OCRI	Total
2025	$11.7	$1.9	$13.6
2026	10.9	1.9	12.8
2027	8.2	1.9	10.1
2028	5.8	1.9	7.7
2029	4.5	1.9	6.4
Thereafter	8.4	7.8	16.2
Total	$49.5	$17.3	$66.8
(3)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$245.0	$—	$(18.1)	$226.9
State, county, and municipal securities	252.0	—	(40.0)	212.0
Obligations of U.S. government agencies	224.1	—	(10.8)	213.3
U.S. agency commercial mortgage-backed securities	1,057.2	0.1	(74.5)	982.8
U.S. agency residential mortgage-backed securities	1,301.2	0.4	(125.8)	1,175.8
U.S. agency collateralized mortgage obligations	1,156.9	0.6	(106.6)	1,050.9
Private mortgage-backed securities	218.1	—	(27.6)	190.5
Collateralized loan obligation	770.7	1.3	—	772.0
Corporate securities	249.6	—	(16.7)	232.9
Total	$5,474.8	$2.4	$(420.1)	$5,057.1

December 31, 2024	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
U.S. Treasury notes	$99.8	$—	$(0.4)	$99.4
State, county, and municipal securities	176.3	0.2	(26.7)	149.8
Obligations of U.S. government agencies	470.1	—	(59.9)	410.2
U.S. agency commercial mortgage-backed securities	374.9	—	(33.4)	341.5
U.S. agency residential mortgage-backed securities	1,082.5	—	(140.7)	941.8
U.S. agency collateralized mortgage obligations	427.8	—	(66.1)	361.7
Corporate securities	57.0	—	(2.8)	54.2
Total	$2,688.4	$0.2	$(330.0)	$2,358.6
(1) Amortized cost presented above is net of an ACL of $0.9 million and includes $8.0 million of unamortized gains and $15.9 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$250.2	$—	$(25.5)	$224.7
State, county, and municipal securities	256.7	—	(36.9)	219.8
Obligations of U.S. government agencies	179.4	—	(10.9)	168.5
U.S. agency commercial mortgage-backed securities	1,192.7	0.6	(87.7)	1,105.6
U.S. agency residential mortgage-backed securities	1,496.3	1.2	(130.6)	1,366.9
U.S. agency collateralized mortgage obligations	1,308.5	1.3	(120.3)	1,189.5
Private mortgage-backed securities	241.3	—	(30.9)	210.4
Collateralized loan obligation	1,121.9	0.1	(2.3)	1,119.7
Corporate securities	260.8	—	(24.4)	236.4
Total	$6,307.8	$3.2	$(469.5)	$5,841.5

December 31, 2023	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
U.S. Treasury notes	$399.0	$—	$(2.8)	$396.2
State, county, and municipal securities	179.2	0.2	(24.2)	155.2
Obligations of U.S. government agencies	354.5	—	(42.4)	312.1
U.S. agency commercial mortgage-backed securities	510.5	—	(52.9)	457.6
U.S. agency residential mortgage-backed securities	1,232.6	—	(137.0)	1,095.6
U.S. agency collateralized mortgage obligations	475.9	0.2	(69.0)	407.1
Corporate securities	57.0	—	(6.8)	50.2
Total	$3,208.7	$0.4	$(335.1)	$2,874.0
(1) Amortized cost presented above is net of an ACL of $0.8 million and includes $10.7 million of unamortized gains and $18.1 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of December 31, 2024 and 2023.

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$226.8	$(18.1)	$226.8	$(18.1)
State, county, and municipal securities	—	—	210.1	(40.0)	210.1	(40.0)
Obligations of U.S. government agencies	3.6	—	206.2	(10.8)	209.8	(10.8)
U.S. agency commercial mortgage-backed securities	38.1	(0.4)	934.9	(74.1)	973.0	(74.5)
U.S. agency residential mortgage-backed securities	33.7	(1.5)	1,086.2	(124.3)	1,119.9	(125.8)
U.S. agency collateralized mortgage obligations	20.5	(0.3)	987.1	(106.3)	1,007.6	(106.6)
Private mortgage-backed securities	—	—	190.4	(27.6)	190.4	(27.6)
Collateralized loan obligation	10.0	—	—	—	10.0	—
Corporate securities	27.5	(0.5)	205.5	(16.2)	233.0	(16.7)
Total	$133.4	$(2.7)	$4,047.2	$(417.4)	$4,180.6	$(420.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$224.7	$(25.5)	$224.7	$(25.5)
State, county, and municipal securities	—	—	217.1	(36.9)	217.1	(36.9)
Obligations of U.S. government agencies	—	—	168.0	(10.9)	168.0	(10.9)
U.S. agency commercial mortgage-backed securities	0.2	—	1,083.1	(87.7)	1,083.3	(87.7)
U.S. agency residential mortgage-backed securities	0.7	—	1,287.5	(130.6)	1,288.2	(130.6)
U.S. agency collateralized mortgage obligations	—	—	1,142.4	(120.3)	1,142.4	(120.3)
Private mortgage-backed securities	—	—	210.5	(30.9)	210.5	(30.9)
Collateralized loan obligation	—	—	935.7	(2.3)	935.7	(2.3)
Corporate securities	—	—	236.5	(24.4)	236.5	(24.4)
Total	$0.9	$—	$5,505.5	$(469.5)	$5,506.4	$(469.5)
The Company determines the ACL on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach when needed, using each security’s effective interest rate at the time of purchase or upon acquisition. The ACL is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss. The ACL on held-to-maturity investment securities is representative of current expected credit losses that management expects to be incurred over the life of the investment and established through a charge to provision for credit losses in current period earnings. For held-to-maturity investment securities, the Company has the intent and ability to hold these investment securities to maturity.
The investment securities portfolio primarily contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.
As of December 31, 2024 and 2023, the Company had 670 and 704 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of December 31, 2024, the Company had the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery in cost.

The Company had no ACL for available-for-sale corporate investment securities as of December 31, 2024 and 2023, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of December 31, 2024 and 2023, the held-to-maturity portfolio is composed of investment grade or better securities. The Company had a $0.9 million and a $0.8 million ACL for held-to-maturity corporate and state, county, and municipal investment securities as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had $29.6 million and $38.5 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
For the year ended December 31, 2024, there were no material gross realized gains or losses on the disposition of available-for-sale investment securities. For the years ended December 31, 2023 and December 31, 2022, there were no material gross realized gains and $23.5 million and $46.8 million of gross realized losses on the disposition of available-for-sale investment securities, respectively.

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

	Available-for-Sale		Held-to-Maturity
December 31, 2024	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$64.7	$63.9	$101.2	$100.7
After one year but within five years	1,338.6	1,258.9	435.9	408.5
After five years but within ten years	1,131.4	1,048.9	471.3	413.6
After ten years	2,940.1	2,685.4	1,680.0	1,435.8
Total	$5,474.8	$5,057.1	$2,688.4	$2,358.6
As of December 31, 2024, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,292.9 million and $1,247.2 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of December 31, 2024 and 2023, the Company had securities with carrying values of $3,460.2 million and $3,858.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of December 31, 2024 and 2023 of $3,092.6 million and $3,462.2 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of December 31, 2024 and 2023, the Company held $177.4 million and $223.2 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(4) LOANS HELD FOR SALE
The following table presents loans held for sale by class of receivable for the dates indicated:

	December 31, 2024	December 31, 2023
Loans held for sale:
Agricultural, at lower of cost or market	$—	$19.6
Commercial real estate, at lower of cost or market	—	27.3
Residential mortgage, at fair value	0.9	0.5
Total loans held for sale	$0.9	$47.4

The table below presents the non-residential mortgage loans held for sale activity for the 2024 period:

	Agricultural	Commercial Real Estate
Beginning balance as of December 31, 2023	$19.6	$27.3
Repayments	(19.6)	—
Loan disposals	—	(27.3)
Ending balance as of December 31, 2024	$—	$—

As of December 31, 2023, loans held for sale included the nonaccrual commercial real estate loan of $27.3 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(5)    LOANS HELD FOR INVESTMENT
The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	2024	2023
Real estate:
Commercial	$9,263.2	$8,869.2
Construction	1,244.6	1,826.5
Residential	2,191.6	2,244.3
Agricultural	701.1	716.8
Total real estate	13,400.5	13,656.8
Consumer:
Indirect	725.0	740.9
Direct and advance lines	134.0	141.6
Credit card	77.6	76.5
Total consumer	936.6	959.0
Commercial	2,829.4	2,906.8
Agricultural	687.9	769.4
Other, including overdrafts	1.6	0.1
Loans held for investment	17,856.0	18,292.1
Deferred loan fees and costs	(11.1)	(12.5)
Loans held for investment, net of deferred fees and costs	17,844.9	18,279.6
Allowance for credit losses	(204.1)	(227.7)
Net loans held for investment	$17,640.8	$18,051.9

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the ACL for loans held for investment:

December 31, 2024	Beginning Balance	Provision for Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$17.7	$(39.6)	$1.2	$139.4
Consumer	13.0	14.3	(15.4)	4.9	16.8
Commercial	50.2	44.3	(59.4)	3.8	38.9
Agricultural	4.4	4.6	(0.3)	0.3	9.0
Total allowance for credit losses	$227.7	$80.9	$(114.7)	$10.2	$204.1

December 31, 2023	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	138.7	35.2	(18.5)	4.7	160.1
Consumer	23.3	(1.0)	(14.0)	4.7	13.0
Commercial	54.9	(3.9)	(3.4)	2.6	50.2
Agricultural	3.2	0.8	—	0.4	4.4
Total allowance for credit losses	$220.1	$31.1	$(35.9)	$12.4	$227.7

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2022	Beginning Balance	ACL Recorded for PCD Loans	Provision for (reversal of) Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate:
Commercial real estate:
Non-owner occupied	$17.3	$17.2	$(4.2)	$(3.5)	$0.4	$27.2
Owner occupied	13.3	9.5	(2.7)	(2.5)	1.9	19.5
Multi-family	13.3	10.9	8.7	(5.7)	0.7	27.9
Total commercial real estate	43.9	37.6	1.8	(11.7)	3.0	74.6
Construction:
Land acquisition & development	0.5	3.4	(0.4)	(2.6)	0.4	1.3
Residential construction	2.4	—	1.1	—	0.1	3.6
Commercial construction	6.0	0.2	31.6	(6.6)	—	31.2
Total construction	8.9	3.6	32.3	(9.2)	0.5	36.1
Residential real estate:
Residential 1-4 family	13.4	0.1	6.9	(0.2)	0.3	20.5
Home equity and HELOC	1.2	—	—	(0.1)	0.5	1.6
Total residential real estate	14.6	0.1	6.9	(0.3)	0.8	22.1
Agricultural real estate	1.9	2.3	1.5	(0.2)	0.4	5.9
Total real estate	69.3	43.6	42.5	(21.4)	4.7	138.7
Consumer:
Indirect	14.3	—	2.7	(4.0)	2.3	15.3
Direct and advance lines	4.6	—	2.2	(3.7)	2.1	5.2
Credit card	2.2	—	2.4	(2.4)	0.6	2.8
Total consumer	21.1	—	7.3	(10.1)	5.0	23.3
Commercial:
Commercial and floor plans	27.1	11.2	15.1	(6.6)	2.2	49.0
Commercial purpose secured by 1-4 family	4.4	0.2	1.2	(0.2)	0.1	5.7
Credit card	0.1	—	1.4	(1.3)	—	0.2
Total commercial	31.6	11.4	17.7	(8.1)	2.3	54.9
Agricultural:
Agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total agricultural	0.3	4.5	0.9	(5.4)	2.9	3.2
Total allowance for credit losses	$122.3	$59.5	$68.4	$(45.0)	$14.9	$220.1
(1) Amounts presented exclude the ACL related to unfunded commitments and investment securities. The allowance for credit losses related to unfunded commitments and investment securities are included in the “Financial Instruments with Off-Balance Sheet Risk” Note and “Investment Securities” Note, respectively.

(2) Loans, or portions thereof, are charged-off against the ACL when management believes the collectability of the principal is unlikely, or, with respect to consumer installment loans, according to an established delinquency schedule.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of December 31, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$47.3	$—	$47.3
Construction	—	3.2	—	3.2
Residential	—	2.7	—	2.7
Agricultural	—	1.8	—	1.8
Total real estate	—	55.0	—	55.0
Commercial	20.3	1.1	0.8	22.2
Agricultural	—	20.3	0.1	20.4
Total collateral-dependent loans	$20.3	$76.4	$0.9	$97.6

	Collateral Type
As of December 31, 2023	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$26.6	$—	$26.6
Construction	—	17.0	—	17.0
Residential	—	0.5	—	0.5
Agricultural	—	1.2	—	1.2
Total real estate	—	45.3	—	45.3
Commercial	4.5	1.4	0.7	6.6
Agricultural	0.7	—	—	0.7
Total collateral-dependent loans	$5.2	$46.7	$0.7	$52.6

Loans are considered past due if the required principal and interest payments have not been received 30 days or more past the contractual payment due date. Loans classified in the following table as 90 days or more past due continue to accrue interest. The following tables present the contractual aging of the Company’s recorded principal balance of loans by class of receivable as of the dates indicated:

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans(1)(2)(3)	Loans
Real estate:
Commercial	$4.9	$2.8	$—	$7.7	$9,200.1	$55.4	$9,263.2
Construction	3.7	—	—	3.7	1,237.6	3.3	1,244.6
Residential	6.6	2.7	0.4	9.7	2,166.5	15.4	2,191.6
Agricultural	7.6	2.8	—	10.4	685.4	5.3	701.1
Total real estate	22.8	8.3	0.4	31.5	13,289.6	79.4	13,400.5
Consumer:
Indirect	8.4	2.6	0.7	11.7	709.4	3.9	725.0
Direct and advance lines	0.6	0.2	0.3	1.1	132.3	0.6	134.0
Credit card	0.7	0.5	1.0	2.2	75.4	—	77.6
Total consumer	9.7	3.3	2.0	15.0	917.1	4.5	936.6
Commercial	11.2	3.0	0.6	14.8	2,781.1	33.5	2,829.4
Agricultural	2.4	2.8	—	5.2	661.8	20.9	687.9
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$46.1	$17.4	$3.0	$66.5	$17,651.2	$138.3	$17,856.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Loans(1)(2)(3)	Loans
Real estate:
Commercial	$12.7	$6.1	$—	$18.8	$8,822.2	$28.2	$8,869.2
Construction	3.1	0.4	—	3.5	1,805.8	17.2	1,826.5
Residential	11.9	3.1	0.6	15.6	2,218.0	10.7	2,244.3
Agricultural	1.8	—	—	1.8	709.6	5.4	716.8
Total real estate	29.5	9.6	0.6	39.7	13,555.6	61.5	13,656.8
Consumer:
Indirect	8.0	2.2	0.4	10.6	727.6	2.7	740.9
Direct and advance lines	0.9	0.2	—	1.1	140.2	0.3	141.6
Credit card	0.7	0.5	0.6	1.8	74.7	—	76.5
Total consumer	9.6	2.9	1.0	13.5	942.5	3.0	959.0
Commercial	14.5	1.1	0.3	15.9	2,879.4	11.5	2,906.8
Agricultural	0.1	—	3.0	3.1	735.9	30.4	769.4
Other, including overdrafts	—	—	—	—	0.1	—	0.1
Loans held for investment	$53.7	$13.6	$4.9	$72.2	$18,113.5	$106.4	$18,292.1
(1) As of December 31, 2024 and 2023, none of our non-accrual loans were earning interest income. Additionally, $5.5 million and no material interest income was recognized on non-accrual loans at December 31, 2024 and 2023, respectively. There were $4.1 million and $2.7 million in reversals of accrued interest at December 31, 2024 and 2023, respectively.
(2) As of December 31, 2024 and 2023, there were approximately $56.9 million and $33.3 million, respectively, of non-accrual loans for which there was no related ACL, as these loans had sufficient collateral securing the loan for repayment.
(3) As of December 31, 2024, there were approximately $13.5 million, $6.2 million, and $40.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2023, there were approximately $1.8 million, $16.7 million, and $44.2 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents the amortized cost basis of loans, by class and by type of modification, at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

December 31, 2024	Principal Forgiveness	Term Extension	Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$26.4	$—	$—	$26.4	0.28%
Construction	—	1.9	—	—	1.9	0.15
Residential	—	—	—	0.3	0.3	0.01
Agricultural	—	12.0	—	—	12.0	1.71
Total real estate	—	40.3	—	0.3	40.6	0.30
Consumer:
Indirect	—	0.1	—	—	0.1	0.01
Total consumer	—	0.1	—	—	0.1	0.01
Commercial	—	8.9	—	0.6	9.5	0.34
Agricultural	—	20.1	—	—	20.1	2.92
Loans held for investment(2)	$—	$69.4	$—	$0.9	$70.3	0.39%

December 31, 2023
Real estate:
Commercial	$1.5	$28.6	$1.1	$0.6	$31.8	0.36%
Construction	—	13.7	—	—	13.7	0.75
Residential	0.1	0.6	—	—	0.7	0.03
Agricultural	—	6.4	—	—	6.4	0.89
Total real estate	1.6	49.3	1.1	0.6	52.6	0.39
Consumer:
Indirect	—	0.1	—	—	0.1	0.01
Direct and advance lines	—	0.1	—	—	0.1	0.07
Total consumer	—	0.2	—	—	0.2	0.02
Commercial	—	7.4	—	0.2	7.6	0.26
Agricultural	—	36.1	—	—	36.1	4.69
Loans held for investment(2)	$1.6	$93.0	$1.1	$0.8	$96.5	0.53%
(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of December 31, 2024 and 2023, the Company excluded $0.2 million and $1.6 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

				Term Extension and Interest Rate Reduction
December 31, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	8.6	—%	0.0	—%
Construction	—	4.0	—	0.0	—
Residential	—	0.0	—	31.2	3.43
Agricultural	—	10.4	—	0.0	—
Total real estate	—
Consumer:
Indirect	—	7.0	—	0.0	—
Total consumer	—
Commercial	—	20.2	—	10.0	0.98
Agricultural	—	9.4	—	0.0	—
Loans held for investment (1)	$—

December 31, 2023
Real estate:
Commercial	$1.3	5.8	0.35%	6.0	0.25%
Construction	—	9.1	—	0.0	—
Residential	0.3	131.6	—	0.0	—
Agricultural	—	4.5	—	0.0	—
Total real estate	1.6
Consumer:
Indirect	—	8.3	—	0.0	—
Direct and advance lines	—	62.1	—	0.0	—
Total consumer	—
Commercial	—	12.2	—	14.6	0.51
Agricultural	—	9.2	—	0.0	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended December 31, 2024 and 2023, there were no and $6.7 million of loans classified as past due 30 days or more, respectively, with the remaining loans performing in accordance with the modified terms and classified as current at December 31, 2024 and 2023.
There were no commitments to lend additional funds related to loan modifications to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.
There were $20.9 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended December 31, 2024 and none in 2023. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the ACL continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the ACL.

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
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass-rated loans. A pass-rated loan can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass rated loans also include loans that are on our watch lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the ACL of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,208.5	$1,340.2	$1,909.1	$1,344.1	$1,069.7	$1,778.3	$74.1	$109.8	$8,833.8
Special mention	78.4	17.5	15.8	16.1	4.9	79.2	0.6	9.8	222.3
Substandard	81.5	12.1	22.0	37.3	10.2	43.5	0.5	—	207.1
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,368.4	$1,369.8	$1,946.9	$1,397.5	$1,084.8	$1,901.0	$75.2	$119.6	$9,263.2
Current-period gross charge-offs	0.2	5.7	—	19.4	—	0.1	—	—	25.4
Construction real estate:
Pass	$438.0	$233.0	$320.2	$76.5	$17.3	$20.9	$124.8	$1.8	$1,232.5
Special mention	2.1	—	6.4	—	—	—	—	—	8.5
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	3.6	—	—	—	—	—	—	—	3.6
Total	$443.7	$233.0	$326.6	$76.5	$17.3	$20.9	$124.8	$1.8	$1,244.6
Current-period gross charge-offs	—	—	13.1	—	0.1	—	—	—	13.2
Agricultural real estate:
Pass	$118.6	$53.0	$104.7	$107.9	$66.0	$144.1	$33.4	$0.5	$628.2
Special mention	1.1	0.2	6.8	6.1	8.5	0.7	—	—	23.4
Substandard	12.9	8.2	19.7	3.4	4.4	0.9	—	—	49.5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$132.6	$61.4	$131.2	$117.4	$78.9	$145.7	$33.4	$0.5	$701.1
Current-period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial:
Pass	$438.8	$353.0	$375.9	$316.0	$165.9	$255.2	$767.3	$8.9	$2,681.0
Special mention	3.9	13.9	3.1	2.2	6.2	0.6	19.1	—	49.0
Substandard	30.8	5.4	12.8	5.5	1.6	3.4	35.2	1.5	96.2
Doubtful	—	1.6	1.1	0.5	—	—	—	—	3.2
Total	$473.5	$373.9	$392.9	$324.2	$173.7	$259.2	$821.6	$10.4	$2,829.4
Current-period gross charge-offs	21.6	2.2	1.1	0.3	0.1	0.1	31.1	2.9	59.4
Agricultural:
Pass	$109.6	$34.1	$39.4	$16.6	$13.5	$5.8	$379.4	$1.1	$599.5
Special mention	4.1	1.4	0.9	0.2	0.9	0.1	5.1	—	12.7
Substandard	4.1	25.9	0.1	—	0.5	—	25.9	0.3	56.8
Doubtful	18.9	—	—	—	—	—	—	—	18.9
Total	$136.7	$61.4	$40.4	$16.8	$14.9	$5.9	$410.4	$1.4	$687.9
Current-period gross charge-offs	—	—	—	0.3	—	—	—	—	0.3

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the ACL of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status, loans past due 90 days or more and still accruing interest are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of these loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$22.6	$73.8	$409.1	$487.3	$440.2	$252.5	$477.8	$12.5	$2,175.8
Nonperforming	1.3	1.5	4.9	2.1	1.1	4.9	—	—	15.8
Total	$23.9	$75.3	$414.0	$489.4	$441.3	$257.4	$477.8	$12.5	$2,191.6
Current-period gross charge-offs	—	0.2	0.2	0.1	0.3	0.2	—	—	1.0
Consumer indirect:
Performing	$266.8	$127.2	$167.5	$68.9	$44.4	$45.6	$—	$—	$720.4
Nonperforming	0.9	1.1	1.1	0.6	0.4	0.5	—	—	4.6
Total	$267.7	$128.3	$168.6	$69.5	$44.8	$46.1	$—	$—	$725.0
Current-period gross charge-offs	0.5	2.0	3.4	1.1	0.4	1.1	—	—	8.5
Consumer direct and advance lines:
Performing	$46.5	$25.4	$18.5	$10.0	$4.2	$5.2	$23.2	$0.1	$133.1
Nonperforming	0.4	0.1	0.2	0.1	—	0.1	—	—	0.9
Total	$46.9	$25.5	$18.7	$10.1	$4.2	$5.3	$23.2	$0.1	$134.0
Current-period gross charge-offs	0.2	0.6	0.9	0.2	—	1.8	0.1	0.1	3.9
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$76.6	$—	$76.6
Nonperforming	—	—	—	—	—	—	1.0	—	1.0
Total	$—	$—	$—	$—	$—	$—	$77.6	$—	$77.6
Current-period gross charge-offs	—	—	—	—	—	—	3.0	—	3.0

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

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the periods ended December 31, 2024 or 2023.
(6)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2024	2023
Land	$87.2	$87.7
Buildings and improvements	473.7	474.2
Furniture and equipment	112.2	111.6
Total premises and equipment	673.1	673.5
Less accumulated depreciation	(245.9)	(229.2)
Premises and equipment, net	$427.2	$444.3
Depreciation expense was $38.8 million, $34.3 million, and $35.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note —Commitments and Contingencies.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(7)    OTHER REAL ESTATE OWNED
OREO is a category of real estate owned by the Company resulting from a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

Year Ended December 31,	2024	2023	2022
Balance at beginning of year	$16.5	$12.7	$2.0
Acquired through acquisitions	—	—	15.8
Additions	4.6	8.3	0.4
Valuation adjustments	(4.3)	(1.1)	(2.8)
Dispositions	(12.5)	(3.4)	(2.7)
Balance at end of year	$4.3	$16.5	$12.7
There were $4.3 million, $1.1 million and $2.8 million of valuation adjustments at December 31, 2024, 2023 and 2022 respectively, which were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals.
The carrying value of foreclosed residential real estate properties included in OREO was not material as of December 31, 2024 and 2023. The Company had $2.2 million and $0.5 million of recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of December 31, 2024 and December 31, 2023, respectively.

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
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended December 31, 2024 and 2023.
The Company also enters into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended December 31, 2024 and 2023.
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
During 2024, the Company voluntarily terminated three swaps, two of which were related to variable-rate loans and one related to variable-rate securities that were designated as cash flow hedges with a total notional amount of $550.0 million. The termination of the cash flow hedges resulted in a net loss of $0.2 million being captured in accumulated other comprehensive income, net of tax, and reclassified to interest income over the period the forecasted transactions affect earnings.
The active two interest rate collars and one remaining swap designated as cash flow hedges were effective with a total notional amount of $600.0 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income when interest payments on the Company’s hedged items are earned. During the next twelve months, based on implied forward curves, the Company estimates that $2.6 million will be reclassified as an adjustment to interest income.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements. During the third quarter of 2022, the Company discontinued a fair value hedging relationship, resulting in an $8.5 million hedging basis adjustment on the previously hedged investment securities. The hedging basis adjustment is being accreted into income through July 2028 or until the securities are sold. The Company accreted $1.4 million of the adjustment into interest income during the period ended December 31, 2024 and 2023.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for the discontinued fair value hedge for the periods indicated:

	December 31, 2024		December 31, 2023
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment
Available-for-sale securities	$194.7	$5.3	$193.3	$6.7
Derivatives Not Designated as Accounting Hedges
Derivative instruments not designated as accounting hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized in other income.
Risk Participation Agreements
The Company acquired, from Great Western Bank, risk participation agreements under which it assumed credit risk associated with a borrower’s performance related to derivative contracts. The Company only entered into these credit risk participation agreements in instances in which the Company was also a party to the related loan participation agreements for such borrowers. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2024			December 31, 2023
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$550.0		$3.0

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,415.4		44.9	1,589.0		34.3
Interest rate lock commitments	2.7		—	5.7		0.1
Forward loan sales contracts	2.4		—	—		—
Derivative assets	$1,420.5	Other assets	$44.9	$2,144.7	Other assets	$37.4

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$1.0	$300.0		$3.6
Interest rate swap contracts	300.0		2.8	300.0		2.4

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,415.4		130.0	1,589.0		121.1
Risk participation agreements	91.6		—	101.1		0.1
Forward loan sales contracts	—		—	5.6		0.1
Derivative liabilities	$2,107.0	Accounts payable and accrued expenses	$133.8	$2,295.7	Accounts payable and accrued expenses	$127.3
There was an unrealized fair value gain on cash flow hedging derivative instruments recognized in other comprehensive income of $15.0 million and $6.5 million for the periods ended December 31, 2024 and 2023, respectively.
All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	December 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$44.9	$—	$44.9	$—	$42.4	$2.5
Total derivatives	44.9	—	44.9	—	42.4	2.5
Total assets	$44.9	$—	$44.9	$—	$42.4	$2.5
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$133.8	$—	$133.8	$—	$—	$133.8
Total derivatives	133.8	—	133.8	—	—	133.8
Repurchase agreements(2)	523.9	—	523.9	—	—	523.9
Total liabilities	$657.7	$—	$657.7	$—	$—	$657.7
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2023
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$37.3	$—	$37.3	$—	$32.7	$4.6
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	37.4	—	37.4	—	32.7	4.7
Total assets	$37.4	$—	$37.4	$—	$32.7	$4.7
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
Credit-risk-related Contingent Feature
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at December 31, 2024 or 2023, it could have been required to settle its obligations under the agreements at the termination value.
As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was zero related to these agreements. As of December 31, 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value.
(9)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2024	2023	2022
Balance at beginning of year	$28.3	$31.1	$31.6
Acquisition of mortgage servicing rights	—	—	1.3
Originations of mortgage servicing rights	0.7	1.1	2.5
Amortization expense	(3.3)	(3.9)	(4.3)
Balance at end of year	25.7	28.3	31.1

Principal balance of serviced loans underlying mortgage servicing rights	$2,853.2	$3,091.1	$3,259.8
Mortgage servicing rights as a percentage of serviced loans	0.90%	0.92%	0.95%
At December 31, 2024, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $35.4 million and 7.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.1% to 12.4% and monthly prepayment speeds ranging from 0.2% to 2.2% depending upon the risk characteristics of the underlying loans. At December 31, 2023, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $38.8 million and 7.8 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.9% to 12.8% and monthly prepayment speeds ranging from 0.4% to 1.6% depending upon the risk characteristics of the underlying loans. There were no temporary impairments or impairment reversals in 2024 and 2023, compared to $3.4 million of impairments reversed in 2022. There was no valuation reserve and no permanent impairment was recorded in 2024, 2023, or 2022.
(10)    DEPOSITS
Deposits are summarized as follows:

December 31,	2024	2023
Noninterest bearing	$5,797.6	$6,029.6
Interest bearing:
Demand	6,495.2	6,507.8
Savings	7,832.3	7,775.8
Time, $250 and over	825.0	811.6
Time, other	2,065.5	2,198.3
Total interest bearing	17,218.0	17,293.5
Total deposits	$23,015.6	$23,323.1
Other time deposits include time deposits under $250,000 and deposits obtained through the Company’s participation in Intrafi. Intrafi deposits totaled $12.5 million and $26.6 million as of December 31, 2024 and 2023, respectively. The Company had no brokered deposits as of December 31, 2024 and December 31, 2023.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of December 31, 2024 and 2023, the Company had time deposits of $825.0 million and $811.6 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.
Maturities of time deposits at December 31, 2024 are as follows:

	Time, $250 and Over	Time, other	Total Time
Due within 3 months or less	$418.8	$924.7	$1,343.5
Due after 3 months and within 6 months	219.7	588.9	808.6
Due after 6 months and within 12 months	122.4	384.0	506.4
Due within 2026	56.3	125.0	181.3
Due within 2027	5.1	32.1	37.2
Due within 2028	1.7	7.1	8.8
Due within 2029 and thereafter	1.0	3.7	4.7
Total	$825.0	$2,065.5	$2,890.5
Interest expense on time deposits of $250,000 and over was $32.7 million, $21.5 million, and $2.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(11)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2024	2023
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 2025	$99.1	$99.0
Subsidiaries:
0.00% FHLB borrowings maturing in August 2029	3.9	—
8.00% finance lease obligation with term ending October 31, 2029	0.8	0.9
1.00% note payable maturing December 31, 2041, interest only payable quarterly until September 30, 2024 and then principal and interest until maturity	—	5.1
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	2.0	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	0.6	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	—
Total long-term debt	$132.2	$120.8

Maturities of long-term debt at December 31, 2024 were as follows:
2025	$0.1
2026	0.1
2027	0.2
2028	0.2
2029	4.1
Thereafter	127.5
Total	$132.2

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
Unamortized debt issuance costs of $0.9 million, as of December 31, 2024, are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
At December 31, 2024, the Company had $3.9 million in 5-year FHLB borrowings with a 1-year lockout at 0.00%, maturing in August 2029.
The Company has a financing lease obligation on a banking office. Assets acquired under the financing lease, consist solely of a building and leasehold improvements, and are included in premises and equipment subject to depreciation.
Additionally, the Company borrowed or assumed through acquisitions $28.4 million and $20.9 million as of December 31, 2024 and 2023, respectively, related to New Market Tax Credits that the Company is required to consolidate through its controlling interest in variable interest entity investments. The long-term debt obligations consist of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from June 1, 2034 through December 31, 2051, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
At December 31, 2024, the Company had $1,567.5 million in outstanding FHLB borrowings with remaining tenors of up to twelve-months at an average rate of 4.77%, as compared to $2,603.0 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 5.52% at December 31, 2023. As of December 31, 2024 and December 31, 2023, the Company had no other material outstanding borrowings classified as other borrowed funds.
At December 31, 2024, the Company has remaining available lines of credit with the FHLB of approximately $4,371.4 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,942.8 million.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents outstanding FHLB borrowings by original maturity classification for the dates indicated:

As of December 31, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to twelve-months	4.78	1,317.5
Fixed rate borrowings with tenors over twelve-months	4.72	250.0
		$1,567.5

As of December 31, 2023	Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to three-months	5.52	$2,603.0
		$2,603.0
The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $1,813.6 million secured by a blanket pledge of agricultural and commercial loans and has an unused $50.0 million revolving line of credit with another third party.
(12)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
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
A summary of Subordinated Debenture issuances follows:

				December 31, 2024		December 31, 2023
	Issuance	Interest Rate[1]	Maturity Date	Amount	Common Shares[2]	Amount	Common Shares [2]
Trust I	November 2007	7.37%	December 15, 2037	$15.5	$0.5	$15.5	$0.5
Trust II	October 2007	7.10	January 1, 2038	10.3	0.3	10.3	0.3
Trust III	December 2007	7.02	December 15, 2037	20.6	0.6	20.6	0.6
Trust IV	December 2007	7.55	April 1, 2038	15.5	0.5	15.5	0.5
Trust V	January 2008	7.60	April 1, 2038	10.3	0.3	10.3	0.3
Trust VI	January 2008	7.60	April 1, 2038	10.3	0.3	10.3	0.3
Trust VII	June 2005	6.29	June 30, 2035	5.2	0.2	5.2	0.2
Trust VIII	March 2006	6.10	March 15, 2036	30.9	0.9	30.9	0.9
Trust IX	June 2005	6.47	June 15, 2035	2.1	0.1	2.1	0.1
Trust X	December 2003	7.46	December 17, 2033	23.1	0.7	23.1	0.7
Trust XI	December 2002	8.27	January 7, 2033	5.2	0.2	5.2	0.2
Trust XII	September 2003	8.02	October 8, 2033	7.2	0.2	7.2	0.2
Trust XIII	December 2006	6.59	March 1, 2037	5.3	0.3	5.3	0.3
Trust XIV	July 2007	6.50	October 1, 2037	2.2	0.2	2.2	0.2
Total subordinated debentures payable				163.7	$5.3	163.7	$5.3
Less: fair value adjustment [3]				(0.6)		(0.6)
Total subordinated debentures payable, net of fair value adjustments				$163.1		$163.1

[1] Interest rates as of December 31, 2024
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
As of December 31, 2024, the Trust Preferred Securities qualified as tier 2 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(13)    CAPITAL STOCK AND DIVIDEND RESTRICTIONS
The Company’s common stock is traded on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.”
As of December 31, 2024, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which, 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,585,964 and 103,941,626 shares of common stock outstanding as of December 31, 2024 and 2023, respectively, and no shares of preferred stock outstanding as of December 31, 2024 and 2023.
During 2024, the Company issued 43,514 shares of its common stock to directors for their annual service on the Company's Board. The aggregate value of the shares issued to directors of $1.2 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service period. During 2023 and 2022, the Company issued 54,414 and 33,769 shares of its common stock with an aggregate value of $1.2 million and $1.3 million to directors for their service on the Company’s Board during 2023 and 2022, respectively. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On December 14, 2023, the Company completed the repurchase of one million shares of its common stock from the estate of a stockholder at a price of $32.14 per share, or the closing price per share of the common stock as reported on the Nasdaq Stock Market on December 14, 2023, representing an aggregate purchase price of $32.1 million. As of December 31, 2024, the Company did not have a repurchase program in effect.
Other stock repurchases during 2024 and 2023 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
On May 25, 2023, the Company filed a Registration Statement on Form S-8 to register two million shares of common stock to be issued pursuant to the Company's 2023 Equity and Incentive Plan.
On May 23, 2024, the Company filed a Registration Statement on Form S-8 to register an additional two million shares of common stock to be issued pursuant to the Company's 2023 Equity and Incentive Plan.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

Year Ended December 31,	2024	2023	2022
Net income	$226.0	$257.5	$202.2
Weighted average common shares outstanding for basic earnings per share computation	102,978,301	103,752,206	103,274,070
Dilutive effects of stock-based compensation	212,563	27,897	66,929
Weighted average common shares outstanding for diluted earnings per common share computation	103,190,864	103,780,103	103,340,999

Basic earnings per common share	$2.19	$2.48	$1.96
Diluted earnings per common share	2.19	2.48	1.96

Anti-dilutive unvested time restricted stock	71,728	119,144	52,027
The Company had 809,865, 908,476, and 470,622 shares of unvested restricted stock as of December 31, 2024, 2023, and 2022, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2024, the Company exceeded all capital adequacy requirements to which it is subject.
As of December 31, 2024, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2024 and 2023, the Bank met these requirements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2024 and 2023 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,962.8	14.38%	$1,647.8	8.00%	$2,162.8	10.50%	$2,059.8	10.00%
FIB	2,691.5	13.10	1,644.1	8.00	2,157.9	10.50	2,055.2	10.00
Tier 1 risk-based capital:
Consolidated	2,504.0	12.16	1,235.9	6.00	1,750.8	8.50	1,647.8	8.00
FIB	2,490.3	12.12	1,233.1	6.00	1,746.9	8.50	1,644.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,504.0	12.16	926.9	4.50	1,441.8	7.00	1,338.9	6.50
FIB	2,490.3	12.12	924.8	4.50	1,438.6	7.00	1,335.8	6.50
Leverage capital ratio:
Consolidated	2,504.0	8.71	1,149.4	4.00	1,149.4	4.00	1,436.8	5.00
FIB	2,490.3	8.68	1,147.5	4.00	1,147.5	4.00	1,434.4	5.00

December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,941.1	13.28%	$1,771.6	8.00%	$2,325.2	10.50%	$2,214.5	10.00%
FIB	2,662.0	12.04	1,768.3	8.00	2,320.8	10.50	2,210.3	10.00
Tier 1 risk-based capital:
Consolidated	2,454.4	11.08	1,328.7	6.00	1,882.3	8.50	1,771.6	8.00
FIB	2,433.0	11.01	1,326.2	6.00	1,878.8	8.50	1,768.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,454.4	11.08	996.5	4.50	1,550.1	7.00	1,439.4	6.50
FIB	2,433.0	11.01	994.6	4.50	1,547.2	7.00	1,436.7	6.50
Leverage capital ratio:
Consolidated	2,454.4	8.22	1,193.9	4.00	1,193.9	4.00	1,492.3	5.00
FIB	2,433.0	8.16	1,192.2	4.00	1,192.2	4.00	1,490.2	5.00
(1) The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.
(2) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
In connection with the adoption of current expected credit losses (“CECL”), or ASC 326, on January 1, 2020, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $24.1 million. In March 2020, the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued an interim final rule that allows banking organizations to mitigate the effects of ASC 326 on their regulatory capital computations. This interim rule is in addition to the three-year transition period already in place under the capital transition rule previously issued in February 2019. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects for an additional two years. This rule allows an institution to defer incorporating the impact of ASC 326 into its regulatory capital calculation, including ratios, over an extended period. Additionally, the interim rule extends the transition period whereby an institution can defer the impact from ASC 326 on the current period, determined based on the difference between the new ASC 326 allowance for credit losses and the allowance for loan losses under the incurred loss method from previous GAAP, for up to two years. The total impact related to ASC 326 would then be transitioned into regulatory capital and the associated ratios over a three-year transition period, beginning after the initial two-year deferral period, for a total transition period of five years. The Company elected to opt into the transition election and adopted transition relief over the permissible five-year period. The transitionary period ended on January 1, 2025.
(16)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $2.8 million as of December 31, 2024.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $9.0 million, $9.3 million, and $8.9 million, in 2024, 2023, and 2022, respectively.
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2024, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2025	$10.1	$1.4	$11.5
2026	8.6	0.9	9.5
2027	6.6	0.1	6.7
2028	5.2	—	5.2
2029	4.4	—	4.4
Thereafter	8.4	—	8.4
Total	$43.3	$2.4	$45.7
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2024 and 2023. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2024, 2023, and 2022. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.
A substantial portion of the Company’s clients’ ability to honor their contracts is dependent on the financial conditions in Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. The Company’s loan portfolio is diversified and assigned to risk classifications by industry concentrations. These industry concentrations of credit are taken into consideration by management in determining the ACL.

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
(17)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the ACL for off-balance sheet credit losses related to those financial instruments:

	December 31, 2024	December 31, 2023
Beginning balance	$18.4	$16.2
Provision for credit loss expense	(13.2)	2.2
Ending balance	$5.2	$18.4

	December 31, 2024	December 31, 2023
Commitments to extend credit	$3,076.5	$4,069.2
Standby letters of credit	73.5	97.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(18)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2024	2023	2022
Current:
Federal	$38.1	$46.1	$45.2
State	9.7	12.8	14.4
Total current	47.8	58.9	59.6
Deferred:
Federal	17.8	16.0	(3.7)
State	2.9	4.4	(1.0)
Total deferred	20.7	20.4	(4.7)
Total income tax expense	$68.5	$79.3	$54.9
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year ended December 31,	2024	2023	2022
Tax expense at the statutory tax rate	$61.9	$70.7	$54.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(7.4)	(8.1)	(8.4)
State income tax, net of federal income tax benefit	10.0	13.6	10.6
Deficiency (benefit) of stock-based compensation plans	0.6	0.3	0.2
Nondeductible transaction costs	—	—	2.0
Federal tax credits	(0.3)	(0.2)	(4.3)
FDIC premiums	2.5	2.0	1.6
Other, net	1.2	1.0	(0.8)
Tax expense at effective tax rate	$68.5	$79.3	$54.9
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2024	2023
Deferred tax assets:
Loans, principally due to allowance for credit losses	$50.7	$56.7
Loan discount	11.5	21.7
Investment securities, unrealized losses	106.1	118.1
Derivatives, unrealized losses	0.8	0.3
Deferred compensation	22.5	18.6
Non-performing loan interest	2.5	2.2
Other real estate owned write-downs and carrying costs	—	1.4
Net operating loss carryforwards (1)	1.0	1.1
Lease liabilities	8.9	11.0
Other reserves	7.2	10.7
Contract incentives	6.4	7.5
Discount on acquired investment securities	6.8	10.1
Other	4.3	4.8
Deferred tax assets	$228.7	$264.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31,	2024	2023
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	$(20.6)	$(19.8)
Deferred loan costs	(3.2)	(4.1)
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(0.8)	(2.4)
Right of use assets	(8.2)	(10.3)
Prepaid amounts	(0.8)	(0.9)
Government agency stock dividends	(1.2)	(1.3)
Goodwill and other intangibles	(68.6)	(68.1)
Mortgage servicing rights	(6.4)	(6.9)
Other	(0.5)	(0.4)
Deferred tax liabilities	(110.3)	(114.2)
Net deferred tax assets	$118.4	$150.0
(1) As of December 31, 2024, the Company had remaining federal net operating loss carryforwards of $2.0 million from acquired companies, which is available to offset federal taxable income, and state net operating loss carryforwards in amounts which vary by state. The federal net operating losses will expire in 2030 and the state net operating losses of $11.6 million began expiring in 2023 and ending in 2036. The use of these carryforwards is subject to annual limitations. The Company believes it is more likely than not that these items will be utilized within the carryforward period.
A valuation allowance was not required for the deferred tax assets as of December 31, 2024 and 2023 because it is more likely than not these assets will be realized through future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at December 31, 2024 or 2023.
The Company had current net income tax receivables of $22.2 million and $16.4 million at December 31, 2024 and 2023, respectively.
The Company is subject to income tax in the U.S. federal jurisdiction and also in various states. The Company is no longer subject to examination by taxing authorities for years before 2021.
The Company holds investments in certain tax-advantaged limited partnerships whose purpose is to invest in qualified affordable housing projects and community revitalization projects. The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods.
The carrying value of the Company’s tax credit investments was $103.8 million and $90.8 million as of December 31, 2024 and 2023, respectively, reported within other assets on the consolidated balance sheets. For the years ended December 31, 2024, 2023, and 2022 the Company recorded $11.6 million, $9.3 million, and $3.6 million, respectively, of amortization related to these investments under the proportional amortization method within the provision for income taxes, and $0.4 million, $2.8 million, and $3.3 million of amortization within other non-interest expense on the consolidated statements of income.
For the years ended December 31, 2024, 2023, and 2022 the Company recorded $13.3 million, $9.8 million, and $8.5 million, respectively, in tax credits and other tax benefits within the provision for income taxes on its consolidated statements of income.
The Company's unfunded capital commitments to these investments were $25.2 million and $32.3 million as of December 31, 2024 and 2023, respectively, reported within accounts payable and accrued expenses on the consolidated balance sheets.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(19)    STOCK-BASED COMPENSATION
The Company has equity awards outstanding under two stock-based compensation plans; the 2023 Equity and Incentive Plan (the “2023 Plan”) and the 2015 Equity Incentive Plan, as amended and restated (the “2015 Plan”). These plans were primarily established to enhance the Company’s ability to attract, retain, and motivate employees. The Company’s Board or, upon delegation, the Compensation and Human Capital Committee of the Board (“Compensation Human Capital Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plan.
The 2023 Plan, approved by the Company’s shareholders in May 2023, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance-based compensation. At December 31, 2024, there were 2,553,800 common shares available for future grant under the 2023 Plan.
The 2015 Plan, approved by the Company’s shareholders in May 2015, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance-based compensation. Upon approval of the 2023 Plan, the remaining common shares available for future grant under the 2015 were forfeited. The 2015 Plan continues with respect to the awards made prior to June 2023.
Restricted Stock. Common stock issued under the Company’s restricted stock plans may not be sold or otherwise transferred until restrictions have lapsed or performance objectives have been obtained. During the vesting periods, participants have voting rights and receive dividends on all time restricted shares and vesting performance restricted shares under the 2015 Plan. During the vesting periods, under the 2023 Plan, participants do not have voting rights and dividends are accumulated until the time upon which the award vests. Upon termination of employment, common shares upon which restrictions have not lapsed must be returned to the Company. The vesting requirements under both plans are time-vested, performance-vested, or a combination of both. Currently, time-vested grants vest ratably over three years from the date of grant. Performance-vested grants cliff-vest at the end of a three-year period based on the Company’s performance to peers.
All restricted share awards are classified as equity awards. The fair value of equity-classified restricted stock is based on the market price of the stock on the measurement date and is amortized as compensation expense on a straight-line basis over the period restrictions lapse or the end of the performance period. Stock compensation is recognized based on the number of awards to vest using actual forfeiture amounts. For performance-based stock, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance targets to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period.
Stock-based compensation expense related to restricted stock of $11.8 million, $4.7 million and $9.6 million was included in employee benefits on the Company’s consolidated statements of income for the years ended December 31, 2024, 2023, and 2022, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents information regarding the Company’s restricted stock:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Balance at December 31, 2021	521,012	$39.73
Granted	458,176	38.67
Vested	(131,199)	39.92
Forfeited	(106,891)	38.61
Balance at December 31, 2022	741,098	$38.94
Granted	683,574	19.84
Vested	(180,587)	36.73
Forfeited	(127,779)	29.75
Balance at December 31, 2023	1,116,306	$27.74
Granted	807,913	25.49
Vested	(201,755)	30.03
Forfeited	(114,007)	27.04
Balance at December 31, 2024	1,608,457	$23.98

During 2024, the Company issued 807,913 restricted common shares. The 2024 restricted share awards included 312,366 performance restricted shares, of which 156,183 vest in varying percentages upon achievement of defined return on average equity performance goals, and 156,183 vest in varying percentages upon achievement of defined total return to shareholder goals. The defined return to shareholder goals related to the 2021 performance restricted stock grants were not met resulting in the cancellation of 90,935 performance shares. Vesting of the 2024 performance restricted shares is also contingent on employment as of March 15, 2027. Additionally, 586,482 time-restricted shares were issued during 2024, of which 43,514 vest one year from the grant date and the remaining 542,968 vest one-third on each annual anniversary of the grant date, contingent on continued employment through the vesting dates.
As of December 31, 2024, there was $27.9 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.28 years.
(20)    EMPLOYEE BENEFIT PLAN
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% of the participating employee’s eligible compensation in 2024, 2023, and 2022, respectively. Contribution expense for this plan of $13.0 million, $12.7 million, and $13.5 million in 2024, 2023, and 2022, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(21)    OTHER COMPREHENSIVE INCOME (LOSS)
The gross amounts of each component of other comprehensive income (loss) and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2024	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$48.6	$(12.0)	$36.6
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(0.5)	—	(0.5)
Change in net unrealized losses on derivatives	(15.0)	4.0	(11.0)
Reclassification adjustment for derivative net losses included in net income	12.8	(3.3)	9.5
Total other comprehensive income	$45.9	$(11.3)	$34.6

Year Ended December 31, 2023	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized gain during period	$144.8	$(36.1)	$108.7
Reclassification adjustment for net losses included in net income	23.5	(5.8)	17.7
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	1.8	(5.4)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(1.3)	0.3	(1.0)
Change in net unrealized losses on derivatives	(6.5)	1.5	(5.0)
Reclassification adjustment for derivative net losses included in net income	7.4	(1.8)	5.6
Total other comprehensive income	$160.7	$(40.1)	$120.6

Year Ended December 31, 2022	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized losses during period	$(613.1)	$152.4	$(460.7)
Reclassification adjustment for net losses included in net income	24.4	(5.5)	18.9
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	0.2	(0.1)	0.1
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(26.1)	6.6	(19.5)
Change in net unrealized losses on derivatives	(6.8)	1.8	(5.0)
Reclassification adjustment for derivative net losses included in net income	0.1	—	0.1
Total other comprehensive loss	$(621.3)	$155.2	$(466.1)
The components of accumulated other comprehensive loss, net of income taxes, are as follows:

Years ended December 31,	2024	2023	2022
Net unrealized loss on investment securities available-for-sale	$(313.6)	$(350.1)	$(471.0)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.9)	(5.6)	(4.5)
Net unrealized gain (loss) on derivatives	(2.4)	(0.8)	(1.6)
Net accumulated other comprehensive loss	$(321.9)	$(356.5)	$(477.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(22)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2024	2023
Condensed balance sheets:
Cash and cash equivalents	$273.4	$275.7
Investment in bank subsidiary	3,160.5	3,062.2
Advances to subsidiaries, net	46.8	43.5
Other assets	137.9	147.0
Total assets	$3,618.6	$3,528.4

Other liabilities	$52.4	$38.8
Long-term debt	99.1	99.0
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	314.6	300.9
Stockholders’ equity	3,304.0	3,227.5
Total liabilities and stockholders’ equity	$3,618.6	$3,528.4

Years Ended December 31,	2024	2023	2022
Condensed statements of income:
Dividends from subsidiaries	$205.0	$360.0	$360.0
Other interest income	0.4	0.5	0.4
Other income, primarily management fees from subsidiaries	54.3	51.6	51.7
Total income	259.7	412.1	412.1
Salaries and benefits	43.6	34.5	40.6
Interest expense	18.6	18.4	12.6
Acquisition related expenses	—	—	62.3
Other operating expenses, net	27.8	22.5	25.0
Total expenses	90.0	75.4	140.5
Earnings before income tax benefit	169.7	336.7	271.6
Income tax benefit	(7.2)	(4.2)	(18.9)
Income before undistributed earnings of subsidiaries	176.9	340.9	290.5
Undistributed (loss) earnings of subsidiaries	49.1	(83.4)	(88.3)
Net income	$226.0	$257.5	$202.2

Years Ended December 31,	2024	2023	2022
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$226.0	$257.5	$202.2
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	(49.1)	83.4	88.3
Stock-based compensation expense	11.9	4.6	9.6
Other, net	1.4	2.7	(151.2)
Net cash provided by operating activities	190.2	348.2	148.9
Cash flows from investing activities:
Acquisition of bank holding company, net of cash and cash equivalents received	—	—	(0.8)
Net cash used in investing activities	$—	$—	$(0.8)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2024	2023	2022
Cash flows from financing activities:
Net increase in advances from subsidiaries	$4.6	$1.8	$206.5
Proceeds from issuance of common stock, net of stock issuance costs	—	—	0.1
Purchase and retirement of common stock	(1.2)	(34.0)	(198.9)
Dividends paid to common stockholders	(195.9)	(195.1)	(182.1)
Net cash used in financing activities	(192.5)	(227.3)	(174.4)
Net change in cash and cash equivalents	(2.3)	120.9	(26.3)
Cash and cash equivalents, beginning of year	275.7	154.8	181.1
Cash and cash equivalents, end of year	$273.4	$275.7	$154.8
There was $1,722.5 million of noncash financing activities for the issuance of common stock related to the GWB acquisition in 2022.
(23)    FAIR VALUE MEASUREMENTS
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
The three levels of inputs to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2024 and 2023.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the years ended December 31, 2024 and 2023. Further details on the methods used to estimate the fair value of each class of financial instruments above are discussed below:
Investment Debt Securities Available-for-Sale. The Company obtains fair value measurements for investment securities from an independent pricing service, and these securities are classified as level 2. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among others. Vendors chosen by the Company are widely recognized vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers. If needed, a broker may be utilized to determine the reported fair value of investment securities. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
Loans Held for Sale. Fair value measurements for residential mortgage loans held for sale are obtained from an independent pricing service and are classified as level 2. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments. Commercial and agricultural loans held for sale are derived from quotes or bids from third party investors.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Interest Rate Collars: The fair values of interest rate collars are obtained from an independent third party and are classified as level 2. The values are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party and are classified as level 2. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable, or that can be corroborated by observable market data. The inputs used to determine fair value include the United States Dollar – SOFR forward curve to estimate variable rate cash inflows and the SOFR to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
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
Interest Rate Lock Commitments. Fair value measurements for interest rate lock commitments are obtained from an independent pricing service and are classified as level 2. The fair value measurements consider observable data that may include prices available from secondary market investors taking into consideration various characteristics of the loan, including the loan amount, interest rate, value of the servicing, and loan to value ratio, among other things. Observable data is then adjusted to reflect changes in interest rates, the Company’s estimated pull-through rate, and estimated direct costs necessary to complete the commitment into a closed loan net of origination and processing fees collected from the borrower.
Forward Loan Sales Contracts. The fair value measurements for forward loan sales contracts are obtained from an independent pricing service and are classified as level 2. The fair value measurements consider observable data that includes sales of similar loans.
Deferred Compensation Plan Assets and Liabilities. The fair values of deferred compensation plan assets and liabilities are based primarily on quoted market prices for identical instruments traded in active markets at the measurement date and are classified as level 1. These investments are in the same funds and purchased in the same amounts as the participants’ selected investments, which represent the underlying liabilities to plan participants. Deferred compensation plan liabilities are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$226.9	$—	$226.9	$—
State, county, and municipal securities	212.0	—	212.0	—
Obligations of U.S. government agencies	213.3	—	213.3	—
U.S. agency commercial mortgage-backed securities	982.8	—	982.8	—
U.S. agency residential mortgage-backed securities	1,175.8	—	1,175.8	—
U.S. agency collateralized mortgage obligations	1,050.9	—	1,050.9	—
Private mortgage-backed securities	190.5	—	190.5	—
Collateralized loan obligations	772.0	—	772.0	—
Corporate securities	232.9	—	232.9	—
Loans held for sale	0.9	—	0.9	—
Derivative assets:
Interest rate swap contracts	44.9	—	44.9	—
Derivative liabilities:
Interest rate collars	1.0	—	1.0	—
Interest rate swap contracts	132.8	—	132.8	—
Deferred compensation plan assets	22.7	22.7	—	—
Deferred compensation plan liabilities	22.7	22.7	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$224.7	$—	$224.7	$—
State, county, and municipal securities	219.8	—	219.8	—
Obligations of U.S. government agencies	168.5	—	168.5	—
U.S. agency commercial mortgage-backed securities	1,105.6	—	1,105.6	—
U.S. agency residential mortgage-backed securities	1,366.9	—	1,366.9	—
U.S. agency collateralized mortgage obligations	1,189.5	—	1,189.5	—
Private mortgage-backed securities	210.4	—	210.4	—
Collateralized loan obligations	1,119.7	—	1,119.7	—
Corporate securities	236.4	—	236.4	—
Loans held for sale	0.5	—	0.5	—
Derivative assets:
Interest rate swap contracts	37.3	—	37.3	—
Forward loan sales contracts	0.1	—	0.1	—
Derivative liabilities:
Interest rate collars	3.6	—	3.6	—
Interest rate swap contracts	123.5	—	123.5	—
Risk participation agreements	0.1	—	0.1	—
Forward loan sales contracts	0.1	—	0.1	—
Deferred compensation plan assets	19.2	19.2	—	—
Deferred compensation plan liabilities	19.2	19.2	—	—
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$97.6	$—	$—	$97.6

		Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$52.6	$—	$—	$52.6
Loans held for sale	46.9	—	—	46.9
Other real estate owned	16.5	—	—	16.5
Long-lived assets to be disposed of by sale	1.0	—	—	1.0

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. In addition, when it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an ACL is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2024, the Company had collateral-dependent loans with a carrying and fair value of $97.6 million. As of December 31, 2023, the Company had collateral-dependent loans with a carrying and fair value of $52.6 million.
OREO. The fair values of OREO are estimated using independent appraisals and management estimates of current market conditions. Upon initial recognition, write-downs based on the foreclosed asset’s fair value at foreclosure are reported through charges to the ACL. Periodically, the fair value of foreclosed assets is remeasured with any subsequent write-downs charged to OREO expense in the period in which they are identified.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2024, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $0.8 million. As of December 31, 2023, the Company had long-lived assets to be disposed of by sale with carrying values aggregating $1.0 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$97.6	Appraisal	Appraisal adjustment	—%	-	87%	(40%)

As of December 31, 2023
Collateral-dependent loans	$52.6	Appraisal	Appraisal adjustment	0%	-	100%	(36%)
Loans held for sale	46.9	Fair value of collateral	Discount for type of property, age of appraisal, and current status	5%		23%	(14%)
Other real estate owned	16.5	Appraisal	Appraisal adjustment	10%	-	43%	(48%)
Long-lived assets to be disposed of by sale	1.0	Appraisal	Appraisal adjustment	0%	-	0%	0%
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
Financial Assets. Carrying values of cash, cash equivalents, and accrued interest receivable approximate fair values due to the liquid and/or short-term nature of these instruments. Fair values for investment securities held-to-maturity are obtained from an independent pricing service, which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, trade execution data, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other things. Fair values of fixed rate loans and variable rate loans that reprice on an infrequent basis are estimated by discounting future cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality using an exit price notion. Carrying values of variable rate loans that reprice frequently, and with no change in credit risk, approximate the fair values of these instruments. The estimated fair values for all loans are then reduced by the estimated life-of-the-loan aggregate credit losses in the loan portfolio.

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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$896.6	$896.6	$896.6	$—	$—
Investment debt securities held-to-maturity	2,687.5	2,358.6	—	2,358.6	—
Accrued interest receivable	116.8	116.8	—	116.8	—
Mortgage servicing rights, net	25.7	35.4	—	35.4	—
Net loans held for investment	17,640.8	17,154.7	—	—	17,154.7
Total financial assets	$21,367.4	$20,562.1	$896.6	$2,510.8	$17,154.7

Financial liabilities:
Total deposits, excluding time deposits	$20,125.1	$20,125.1	$20,125.1	$—	$—
Time deposits	2,890.5	2,875.5	—	2,875.5	—
Securities sold under repurchase agreements	523.9	523.9	—	523.9	—
Other borrowed funds	1,567.5	1,567.5	—	1,567.5	—
Accrued interest payable	47.0	47.0	—	47.0	—
Long-term debt	132.2	131.9	—	131.9	—
Subordinated debentures held by subsidiary trusts	163.1	152.3	—	152.3	—
Total financial liabilities	$25,449.3	$25,423.2	$20,125.1	$5,298.1	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Fair Value Measurements at Reporting Date Using
As of December 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$578.0	$578.0	$578.0	$—	$—
Investment debt securities held-to-maturity	3,207.9	2,874.0	—	2,874.0	—
Accrued interest receivable	129.1	129.1	—	129.1	—
Mortgage servicing rights, net	28.3	38.8	—	38.8	—
Net loans held for investment	18,051.9	17,334.4	—	17,281.8	52.6
Total financial assets	$21,995.2	$20,954.3	$578.0	$20,323.7	$52.6

Financial liabilities:
Total deposits, excluding time deposits	$20,313.2	$20,313.2	$20,313.2	$—	$—
Time deposits	3,009.9	2,981.7	—	2,981.7	—
Securities sold under repurchase agreements	782.7	782.7	—	782.7	—
Other borrowed funds	2,603.0	2,603.0	—	2,603.0	—
Accrued interest payable	52.2	52.2	—	52.2	—
Long-term debt	120.8	115.6	—	115.6	—
Subordinated debentures held by subsidiary trusts	163.1	151.1	—	151.1	—
Total financial liabilities	$27,044.9	$26,999.5	$20,313.2	$6,686.3	$—
(24)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors, and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $5.1 million and $11.1 million at December 31, 2024 and 2023, respectively. During 2024, new loans and advances on existing loans of $3.0 million were funded, loan repayments totaled $8.8 million, and $0.2 million of loans were removed or added due to changes in related parties.
In 2024, the Company sold its share of a hangar for use of the Company’s plane for $0.4 million to an entity in which James R. Scott indirectly owned a one-third interest at the time.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(25)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method that permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand certain information about its investments that generate income tax credits and other income tax benefits from a tax credit program. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Amendments in this ASU became effective for the Company on January 1, 2024. The Company elected the modified retrospective approach for qualifying New Market Tax Credits and adjusted beginning retained earnings by an increase of $1.2 million related to the previously recorded deferred taxes. Prospectively, the amortization of the investment in Low Income Housing Tax Credits, Historic Tax Credits, and New Market Tax Credits are recorded net within income tax expense.
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
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. The Company currently has one reportable operating segment, Community Banking. The amendments in this ASU did not impact the Company’s consolidated financial statements and did not have a significant impact to the disclosures.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures that require public business entities to annually disclose (1) specific categories in their rate reconciliation; (2) additional information for reconciling items that meet a quantitative threshold; (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the income taxes paid that meet a quantitative threshold; (5) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments in this ASU became effective for the Company on January 1, 2025 and did not have a significant impact on the Company’s financial position, results of operations, or liquidity.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses” In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses that require public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this Update do not change or remove current expense disclosure requirements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position, results of operations, or liquidity.
(26)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 28, 2025, the Company declared a quarterly dividend to common shareholders of $0.47 per share, which was paid on February 20, 2025 to shareholders of record as of February 10, 2025.
As previously disclosed, on February 20, 2025, Marcy D. Mutch notified the Company of her intention to retire as a full-time employee at the end of 2025 and to step down after a transition period as the Company’s Executive Vice President and Chief Financial Officer effective May 31, 2025. From May 31, 2025, until her planned retirement on December 31, 2025, Ms. Mutch is expected to serve as an executive advisor to the Company, assisting the Company with the transition to her announced successor, Deputy Chief Financial Officer David P. Della Camera. Thereafter, Ms. Mutch has agreed to serve as a consultant to the Company through December 31, 2026.
On February 24, 2025, the Company’s Chief Executive Officer appointed David P. Della Camera, the Company’s existing Deputy Chief Financial Officer, to succeed Ms. Mutch as the Company’s next Executive Vice President and Chief Financial Officer, beginning June 1, 2025.
No other events requiring recognition or disclosure were identified.

(a)(2) Financial statement schedules.
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the financial statements filed herewith or in notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 3, 2024)

4.1	Description of the Company’s securities registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

4.2	Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	First Supplemental Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.5	Stockholders’ Agreement, dated September 15, 2021, between the Company and the individuals and entities listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1	Lease Agreement, dated September 20, 1985, as amended and with addenda, between Billings 401 LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2018)

10.2†	Deferred Compensation Plan of the Company

10.3†	2015 Equity and Incentive Plan of the Company, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.4†	Form of 2015 Equity and Incentive Plan Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.5†	Form of 2015 Equity and Incentive Plan Time Vested Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.6†	2023 Equity and Incentive Plan (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A, File No. 001-34653, filed with the SEC on April 11, 2023)

10.7†	Amendment to the Company’s 2023 Equity and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, File No. 333-279687, filed on May 23, 2024)

10.8†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2023) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.9†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.10†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2024 and 2025) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.11†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2024 Core Return on Average Equity) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.12†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2025 Core Return on Average Tangible Common Equity)

10.13†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2024 and 2025 Total Shareholder Return) (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.14†	Company Director Compensation Summary

10.15†	Employment Agreement, dated October 8, 2024, between James Reuter, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on October 9, 2024)

10.16†	Employment Agreement, dated December 14, 2021, between Marcy D. Mutch, the Company and the Bank (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.17†	Employment Agreement, dated December 14, 2021, between Kirk D. Jensen, the Company and the Bank (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.18†	Employment Agreement, dated January 23, 2024, between Kris Robbins, the Company and the Bank (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.19†	Employment Agreement, dated August 24, 2023, between Lorrie Asker, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 28, 2023)

10.20†	Employment Agreement, dated November 30, 2023, between Lori Meyer, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on December 1, 2023)

10.21†	Employment Agreement, dated August 19, 2021 between Kevin P. Riley, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 20, 2021)

10.22†	Transition and Separation Agreement and General Release by and between Kevin P. Riley, the Company and the Bank, effective July 8, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on August 2, 2024)

10.23†	First Amendment to the Transition and Separation Agreement and General Release by and between Kevin P. Riley, the Company and the Bank, effective October 8, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on November 4, 2024)

10.24†	Letter Agreement with James R Scott dated April 2, 2024 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on April 4, 2024)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

19.1	Insider Trading Policy of the Company
21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young Independent Registered Public Accounting Firm

23.2	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications

97	Clawback Policy of the Company (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

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

First Interstate BancSystem, Inc.

By:	/s/ James A. Reuter	February 28, 2025
	JAMES A. REUTER	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN B. BOWMAN	February 28, 2025
Stephen B. Bowman, Chair of the Board	Date

/s/ ALICE S. CHO	February 28, 2025
Alice S. Cho, Director	Date

/s/ FRANCES P. GRIEB	February 28, 2025
Frances P. Grieb, Director	Date

/s/ THOMAS E. HENNING	February 28, 2025
Thomas E. Henning, Director	Date

/s/ JOHN M. HEYNEMAN, JR.	February 28, 2025
John M. Heyneman, Jr., Director	Date

/s/ DAVID L. JAHNKE	February 28, 2025
David L. Jahnke, Director	Date

/s/ DENNIS L. JOHNSON	February 28, 2025
Dennis L. Johnson, Director	Date

/s/ STEPHEN M. LACY	February 28, 2025
Stephen M. Lacy, Director	Date

/s/ PATRICIA L. MOSS	February 28, 2025
Patricia L. Moss, Director	Date

/s/ JOYCE A. PHILLIPS	February 28, 2025
Joyce A. Phillips, Director	Date

/s/ DANIEL A. RYKHUS	February 28, 2025
Daniel A. Rykhus, Director	Date

/s/ JAMES R. SCOTT	February 28, 2025
James R. Scott, Director	Date

/s/ JONATHAN R. SCOTT	February 28, 2025
Jonathan R. Scott, Director	Date

/s/ JAMES A. REUTER	February 28, 2025
James A. Reuter President, Chief Executive Officer and Director (Principal executive officer)	Date

/s/ MARCY D. MUTCH	February 28, 2025
Marcy D. Mutch Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date