Form 10-Q
period 2025-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2025-05-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2025 – Common stock	104,887,137

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$390.4	$378.0
Interest bearing deposits in banks	480.9	518.5
Federal funds sold	0.1	0.1
Total cash and cash equivalents	871.4	896.6
Investment securities:
Available-for-sale, at fair value	4,864.3	5,057.1
Held-to-maturity (estimated fair values of $2,361.2 at March 31, 2025 and $2,358.6 at December 31, 2024)	2,639.5	2,687.5
Total investment securities	7,503.8	7,744.6
FHLB and FRB stock, at cost	150.1	177.4
Loans held for sale, at fair value	0.4	0.9
Loans held for investment, net of deferred fees and costs	17,377.3	17,844.9
Allowance for credit losses	(215.3)	(204.1)
Net loans held for investment	17,162.0	17,640.8
Goodwill	1,100.9	1,100.9
Company-owned life insurance	514.2	513.0
Premises and equipment, net of accumulated depreciation	428.9	427.2
Other intangibles, net of accumulated amortization	63.5	66.8
Accrued interest receivable	107.9	116.8
Mortgage servicing rights, net of accumulated amortization	24.9	25.7
Other real estate owned	3.5	4.3
Deferred tax asset, net	92.5	118.4
Other assets	255.8	304.0
Total assets	$28,279.8	$29,137.4
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$5,590.2	$5,797.6
Interest bearing	17,142.6	17,218.0
Total deposits	22,732.8	23,015.6
Securities sold under repurchase agreements	528.0	523.9
Accounts payable and accrued expenses	358.5	378.9
Accrued interest payable	40.8	47.0
Other borrowed funds	960.0	1,567.5
Long-term debt	130.2	132.2
Allowance for credit losses on off-balance sheet credit exposures	5.1	5.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	24,918.5	25,833.4
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at March 31, 2025 and December 31, 2024; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 104,909,761 and 104,585,964 shares issued and outstanding, respectively	2,460.2	2,459.5
Retained earnings	1,168.6	1,166.4
Accumulated other comprehensive loss, net	(267.5)	(321.9)
Total stockholders’ equity	3,361.3	3,304.0
Total liabilities and stockholders’ equity	$28,279.8	$29,137.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Interest and fees on loans	$242.1	$252.1
Interest and dividends on investment securities:
Taxable	51.3	64.5
Exempt from federal taxes	0.7	0.7
Interest and dividends on FHLB and FRB stock	2.9	3.3
Interest on deposits in banks	6.3	4.1
Total interest income	303.3	324.7
Interest expense:
Interest on deposits	75.1	79.1
Interest on securities sold under repurchase agreements	1.2	2.3
Interest on other borrowed funds	17.5	35.6
Interest on long-term debt	1.7	4.3
Interest on subordinated debentures held by subsidiary trusts	2.8	3.3
Total interest expense	98.3	124.6
Net interest income	205.0	200.1
Provision for credit losses	20.0	5.3
Net interest income after provision for credit losses	185.0	194.8
Noninterest income:
Payment services revenues	17.1	18.4
Mortgage banking revenues	1.4	1.7
Wealth management revenues	9.8	9.2
Service charges on deposit accounts	6.6	6.0
Other service charges, commissions, and fees	2.3	2.2
Other income	4.8	4.6
Total noninterest income	42.0	42.1
Noninterest expense:
Salaries and wages	68.6	65.2
Employee benefits	20.0	19.3
Outsourced technology services	14.2	13.6
Occupancy, net	13.7	12.3
Furniture and equipment	5.0	5.0
OREO expense, net	0.5	2.0
Professional fees	5.5	6.8
FDIC insurance premiums	4.3	7.4
Other intangibles amortization	3.4	3.7
Other expenses	25.4	24.9
Total noninterest expense	160.6	160.2
Income before income tax	66.4	76.7
Provision for income tax	16.2	18.3
Net income	$50.2	$58.4

Earnings per common share (Basic)	$0.49	$0.57
Earnings per common share (Diluted)	$0.49	$0.57
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$50.2	$58.4
Other comprehensive income, before tax:
Investment securities available for sale:
Change in net unrealized gains (losses) during the period	70.7	(26.4)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	—	(0.2)
Cash flow hedges:
Change in unrealized gains (losses) on derivatives	1.0	(17.4)
Reclassification adjustment for derivatives net losses included in net income	1.0	3.5
Other comprehensive income (loss), before tax	72.7	(40.5)
Deferred tax (expense) benefit related to other comprehensive (loss) income	(18.3)	10.1
Other comprehensive income (loss), net of tax	54.4	(30.4)
Comprehensive income, net of tax	$104.6	$28.0
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
Net income	—	50.2	—	50.2
Other comprehensive income, net of tax expense	—	—	54.4	54.4
Common stock transactions:
106,630 common shares purchased and retired	(3.2)	—	—	(3.2)
480,289 non-vested common shares issued	—	—	—	—
49,862 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.9	—	—	3.9
Common stock cash dividends declared ($0.47 per share)	—	(48.0)	—	(48.0)
Balance at March 31, 2025	$2,460.2	$1,168.6	$(267.5)	$3,361.3

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	58.4	—	58.4
Other comprehensive loss, net of tax expense	—	—	(30.4)	(30.4)
Common stock transactions:
43,690 common shares purchased and retired	(1.1)	—	—	(1.1)
685,363 non-vested common shares issued	—	—	—	—
11,676 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.9	—	—	2.9
Common stock cash dividends declared ($0.47 per share)	—	(48.8)	—	(48.8)
Balance at March 31, 2024	$2,450.7	$1,145.9	$(386.9)	$3,209.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Three Months Ended March 31,
(Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$50.2	$58.4
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	20.0	5.3
Net loss on disposal of premises and equipment	1.9	0.2
Depreciation and amortization	10.5	15.9
Net premium amortization on investment securities	(0.1)	0.2
Realized and unrealized net gains on mortgage banking activities	(0.3)	(0.4)
Net losses and write-downs of OREO and other assets pending disposal	0.5	2.0
Deferred taxes	7.7	—
Net increase in cash surrender value of company-owned life insurance	(1.3)	(3.7)
Stock-based compensation expense	3.9	2.9
Originations of mortgage loans held for sale	(10.9)	(69.9)
Proceeds from sales of mortgage loans held for sale	11.6	67.6
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	8.9	3.6
Decrease in other assets	55.0	9.8
(Decrease) increase in accrued interest payable	(6.2)	1.4
Decrease in accounts payable and accrued expenses	(72.9)	(5.7)
Net cash provided by operating activities	78.5	87.6
Cash flows from investing activities:
Purchases of investment securities	(12.7)	(77.2)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	49.0	356.6
Available-for-sale	315.1	117.4
Purchases and sales of FHLB and FRB stock	27.4	44.8
Proceeds from company-owned life insurance settlements	0.1	1.4
Net change in loans held for investment	458.5	95.5
Proceeds from sale of OREO	0.5	0.2
Capital expenditures, net of sales	(4.2)	(6.8)
Net cash provided by investing activities	833.7	531.9
Cash flows from financing activities:
Net decrease in deposits	(282.8)	(513.1)
Net increase in securities sold under repurchase agreements	4.1	11.5
Net decrease in other borrowed funds	(607.5)	(261.0)
Advances on long-term debt	—	250.0
Purchase and retirement of common stock	(3.2)	(1.1)
Dividends paid to common stockholders	(48.0)	(48.8)
Net cash used in financing activities	(937.4)	(562.5)
Net (decrease) increase in cash and cash equivalents	(25.2)	57.0
Cash and cash equivalents at beginning of period	896.6	578.0
Cash and cash equivalents at end of period	$871.4	$635.0

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$104.5	$123.2
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$7.2	$0.2
Transfer of loans to other real estate owned	0.1	0.1
Capitalization of internally originated mortgage servicing rights	0.1	0.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2025 and December 31, 2024, the results of operations, changes in stockholders’ equity, and cash flows for each of the three months ended March 31, 2025 and 2024, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2024 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the financial statements as of March 31, 2025. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
(2)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$245.3	$—	$(14.1)	$231.2
State, county, and municipal securities	251.5	—	(37.8)	213.7
Obligations of U.S. government agencies	215.4	—	(7.9)	207.5
U.S. agency commercial mortgage-backed securities	1,045.6	0.5	(59.4)	986.7
U.S. agency residential mortgage-backed securities	1,250.0	0.9	(101.6)	1,149.3
U.S. agency collateralized mortgage obligations	1,117.4	1.1	(89.9)	1,028.6
Private mortgage-backed securities	212.1	—	(24.5)	187.6
Collateralized loan obligation	634.7	0.2	(1.0)	633.9
Corporate securities	239.3	—	(13.5)	225.8
Total	$5,211.3	$2.7	$(349.7)	$4,864.3

March 31, 2025	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$99.8	$—	$(0.3)	$99.5
State, county, and municipal securities	176.2	0.2	(24.2)	152.2
Obligations of U.S. government agencies	468.2	—	(50.0)	418.2
U.S. agency commercial mortgage-backed securities	372.7	—	(28.0)	344.7
U.S. agency residential mortgage-backed securities	1,049.2	0.1	(117.0)	932.3
U.S. agency collateralized mortgage obligations	417.3	0.4	(58.4)	359.3
Corporate securities	56.9	—	(1.9)	55.0
Total	$2,640.3	$0.7	$(279.8)	$2,361.2
(1) Amortized cost presented above is net of an allowance for credit losses of $0.8 million and includes $7.4 million of unamortized gains and $15.3 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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
(1) Amortized cost presented above is net of an allowance for credit losses of $0.9 million and includes $8.0 million of unamortized gains and $15.9 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of March 31, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
March 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$231.2	$(14.1)	$231.2	$(14.1)
State, county, and municipal securities	—	—	211.7	(37.8)	211.7	(37.8)
Obligations of U.S. government agencies	3.2	—	200.7	(7.9)	203.9	(7.9)
U.S. agency commercial mortgage-backed securities	—	—	938.3	(59.4)	938.3	(59.4)
U.S. agency residential mortgage-backed securities	33.3	(0.7)	1,060.1	(100.9)	1,093.4	(101.6)
U.S. agency collateralized mortgage obligations	6.9	(0.1)	969.5	(89.8)	976.4	(89.9)
Private mortgage-backed securities	—	—	187.5	(24.5)	187.5	(24.5)
Collateralized loan obligation	336.8	(1.0)	—	—	336.8	(1.0)
Corporate securities	27.8	(0.2)	198.0	(13.3)	225.8	(13.5)
Total	$408.0	$(2.0)	$3,997.0	$(347.7)	$4,405.0	$(349.7)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$226.8	$(18.1)	$226.8	$(18.1)
State, county, and municipal securities	—	—	210.1	(40.0)	210.1	(40.0)
Obligations of U.S. government agencies	3.6	—	206.2	(10.8)	209.8	(10.8)
U.S. agency commercial mortgage-backed securities	38.1	(0.4)	934.9	(74.1)	973.0	(74.5)
U.S. agency residential mortgage-backed securities	33.7	(1.5)	1,086.2	(124.3)	1,119.9	(125.8)
U.S. agency collateralized mortgage obligations	20.5	(0.3)	987.1	(106.3)	1,007.6	(106.6)
Private mortgage-backed securities	—	—	190.4	(27.6)	190.4	(27.6)
Collateralized loan obligation	10.0	—	—	—	10.0	—
Corporate securities	27.5	(0.5)	205.5	(16.2)	233.0	(16.7)
Total	$133.4	$(2.7)	$4,047.2	$(417.4)	$4,180.6	$(420.1)

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
As of March 31, 2025 and December 31, 2024, the Company had 669 and 670 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of March 31, 2025, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.
The Company had no allowance for credit losses on available-for-sale investment securities as of March 31, 2025 and December 31, 2024.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of March 31, 2025 and December 31, 2024, the held-to-maturity portfolio is composed of investment grade or better securities. The Company had a $0.8 million and a $0.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company had $25.9 million and $29.6 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the three months ended March 31, 2025 and 2024, there were no gross realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
March 31, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$112.5	$111.3	$100.1	$99.8
After one year but within five years	1,303.3	1,240.8	465.8	443.5
After five years but within ten years	1,254.5	1,180.6	443.6	395.2
After ten years	2,541.0	2,331.6	1,630.8	1,422.7
Total	$5,211.3	$4,864.3	$2,640.3	$2,361.2
As of March 31, 2025, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,081.3 million and $1,043.2 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of March 31, 2025 and December 31, 2024, the Company had securities with carrying values of $3,234.9 million and $3,460.2 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of March 31, 2025 and December 31, 2024, of $2,945.8 million and $3,092.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of March 31, 2025 and December 31, 2024, the Company held $150.1 million and $177.4 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.
(3)    LOANS HELD FOR INVESTMENT

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	March 31, 2025	December 31, 2024
Real estate:
Commercial	$9,196.1	$9,263.2
Construction	1,097.3	1,244.6
Residential	2,161.4	2,191.6
Agricultural	678.1	701.1
Total real estate	13,132.9	13,400.5
Consumer:
Indirect	680.2	725.0
Direct and advance lines	132.4	134.0
Credit card	74.2	77.6
Total consumer	886.8	936.6
Commercial	2,770.6	2,829.4
Agricultural	595.8	687.9
Other, including overdrafts	1.8	1.6
Loans held for investment	17,387.9	17,856.0
Deferred loan fees and costs	(10.6)	(11.1)
Loans held for investment, net of deferred fees and costs	17,377.3	17,844.9
Allowance for credit losses	(215.3)	(204.1)
Net loans held for investment	$17,162.0	$17,640.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2025	Beginning Balance	Provision for Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$6.8	$(0.3)	$0.1	$146.0
Consumer	16.8	2.6	(4.7)	1.2	15.9
Commercial	38.9	9.8	(2.9)	0.5	46.3
Agricultural	9.0	1.0	(2.9)	—	7.1
Total allowance for credit losses	$204.1	$20.2	$(10.8)	$1.8	$215.3

Three Months Ended March 31, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$(4.7)	$(3.2)	$0.7	$152.9
Consumer	13.0	2.4	(3.8)	1.0	12.6
Commercial	50.2	11.2	(4.0)	0.6	58.0
Agricultural	4.4	(0.5)	—	0.3	4.2
Total allowance for credit losses	$227.7	$8.4	$(11.0)	$2.6	$227.7

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
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of March 31, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$73.9	$—	$73.9
Construction	—	4.0	—	4.0
Residential	—	2.7	—	2.7
Agricultural	—	11.7	—	11.7
Total real estate	—	92.3	—	92.3
Commercial	11.9	8.6	0.7	21.2
Agricultural	7.4	16.6	—	24.0
Total collateral-dependent loans	$19.3	$117.5	$0.7	$137.5

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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of March 31, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$1.4	$28.5	$—	$29.9	$9,083.3	$82.9	$9,196.1
Construction	3.6	—	—	3.6	1,089.7	4.0	1,097.3
Residential	10.7	0.4	0.7	11.8	2,133.0	16.6	2,161.4
Agricultural	10.1	7.0	0.1	17.2	640.4	20.5	678.1
Total real estate	25.8	35.9	0.8	62.5	12,946.4	124.0	13,132.9
Consumer:
Indirect	7.2	1.6	0.1	8.9	666.8	4.5	680.2
Direct and advance lines	0.5	0.2	—	0.7	131.1	0.6	132.4
Credit card	0.7	0.4	0.7	1.8	72.4	—	74.2
Total consumer	8.4	2.2	0.8	11.4	870.3	5.1	886.8
Commercial	4.4	1.3	1.3	7.0	2,732.3	31.3	2,770.6
Agricultural	11.0	1.2	0.1	12.3	552.0	31.5	595.8
Other, including overdrafts	—	—	—	—	1.8	—	1.8
Loans held for investment	$49.6	$40.6	$3.0	$93.2	$17,102.8	$191.9	$17,387.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$4.9	$2.8	$—	$7.7	$9,200.1	$55.4	$9,263.2
Construction	3.7	—	—	3.7	1,237.6	3.3	1,244.6
Residential	6.6	2.7	0.4	9.7	2,166.5	15.4	2,191.6
Agricultural	7.6	2.8	—	10.4	685.4	5.3	701.1
Total real estate	22.8	8.3	0.4	31.5	13,289.6	79.4	13,400.5
Consumer:
Indirect	8.4	2.6	0.7	11.7	709.4	3.9	725.0
Direct and advance lines	0.6	0.2	0.3	1.1	132.3	0.6	134.0
Credit card	0.7	0.5	1.0	2.2	75.4	—	77.6
Total consumer	9.7	3.3	2.0	15.0	917.1	4.5	936.6
Commercial	11.2	3.0	0.6	14.8	2,781.1	33.5	2,829.4
Agricultural	2.4	2.8	—	5.2	661.8	20.9	687.9
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$46.1	$17.4	$3.0	$66.5	$17,651.2	$138.3	$17,856.0

(1) As of March 31, 2025 and December 31, 2024, none of our non-accrual loans were earning interest income. Additionally, $0.4 million and no material interest income was recognized on non-accrual loans during the three months ended March 31, 2025 and 2024, respectively. There were $1.5 million and $1.8 million in reversals of accrued interest during the three months ended March 31, 2025 and 2024, respectively.
(2) As of March 31, 2025 and December 31, 2024, there were approximately $116.5 million and $56.9 million, respectively, of non-accrual loans for which there was no related allowance for credit loss, as these loans had sufficient collateral securing the loan for repayment.
(3) As of March 31, 2025, there were approximately $14.8 million, $28.3 million, and $76.9 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2024, there were approximately $13.5 million, $6.2 million, and $40.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of loans, by class and by type of modification, at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended March 31, 2025	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$8.5	$0.8	$9.3	0.10%
Construction	—	11.6	—	11.6	1.06
Residential	—	0.1	0.1	0.2	0.01
Agricultural	—	—	—	—	—
Total real estate	—	20.2	0.9	21.1	0.16
Commercial	—	0.7	0.1	0.8	0.03
Agricultural	—	1.0	1.9	2.9	0.49
Loans held for investment (2)	$—	$21.9	$2.9	$24.8	0.14

Three Months Ended March 31, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$22.7	$—	$22.7	0.25%
Residential	—	0.1	—	0.1	—
Agricultural	—	6.1	—	6.1	0.85
Total real estate	—	28.9	—	28.9	0.21
Commercial	—	4.8	5.9	10.7	0.37
Agricultural	—	1.0	—	1.0	0.14
Loans held for investment (2)	$—	$34.7	$5.9	$40.6	0.22

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of March 31, 2025 and 2024, the Company excluded $0.1 million and $0.2 million, respectively, in accrued interest from the amortized cost of the identified loans.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

			Term Extension and Interest Rate Reduction
Three Months Ended March 31, 2025	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	8.8	13.3	0.9%
Construction	—	5.8	0.0	—
Residential	—	4.0	94.0	2.0
Total real estate	—
Commercial	—	8.6	5.0	0.5
Agricultural	—	7.5	7.4	1.0
Loans held for investment (1)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Term Extension and Interest Rate Reduction
Three Months Ended March 31, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	6.0	0.0	—%
Construction	—	0.0	0.0	—
Residential	—	11.0	0.0	—
Agricultural	—	7.0	0.0	—
Total real estate	—
Commercial	—	7.7	5.0	1.0
Agricultural	—	3.3	0.0	—
Loans held for investment (1)	$—

(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended March 31, 2025 and 2024, there were $0.5 million and $19.1 million of loans classified as past due 30 days or more, respectively, with the remaining loans performing in accordance with the modified terms and classified as current at March 31, 2025 and 2024.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.
There were $24.0 million and $2.8 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended March 31, 2025 and 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass-rated loans. A pass-rated loan can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass-rated loans also include loans that are on our watch lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$216.2	$1,206.1	$1,283.2	$1,807.9	$1,257.2	$2,619.8	$66.5	$97.3	$8,554.2
Special mention	34.3	101.6	29.5	45.9	92.6	97.8	—	0.2	401.9
Substandard	7.2	71.2	30.2	25.9	48.2	54.7	0.5	0.2	238.1
Doubtful	1.9	—	—	—	—	—	—	—	1.9
Total	259.6	1,378.9	1,342.9	1,879.7	1,398.0	2,772.3	67.0	97.7	9,196.1
Construction real estate:
Pass	66.5	395.4	144.1	236.3	35.0	32.2	117.4	36.4	1,063.3
Special mention	—	1.0	—	16.8	—	—	—	—	17.8
Substandard	9.8	3.1	—	—	1.8	—	0.2	—	14.9
Doubtful	—	1.3	—	—	—	—	—	—	1.3
Total	76.3	400.8	144.1	253.1	36.8	32.2	117.6	36.4	1,097.3
Agricultural real estate:
Pass	27.1	106.0	49.2	100.2	103.6	175.5	30.5	1.8	593.9
Special mention	—	9.1	0.2	7.4	5.9	11.7	—	—	34.3
Substandard	—	7.4	8.1	21.2	4.5	8.7	—	—	49.9
Doubtful	—	—	—	—	—	—	—	—	—
Total	27.1	122.5	57.5	128.8	114.0	195.9	30.5	1.8	678.1
Commercial:
Pass	98.1	401.3	313.5	344.4	284.4	370.4	778.7	13.9	2,604.7
Special mention	0.5	9.8	13.3	7.2	3.0	0.7	25.4	—	59.9
Substandard	4.6	28.0	10.3	13.8	6.3	4.5	33.0	0.4	100.9
Doubtful	0.5	3.1	—	1.1	0.4	—	—	—	5.1
Total	103.7	442.2	337.1	366.5	294.1	375.6	837.1	14.3	2,770.6
Agricultural:
Pass	14.6	83.5	26.8	35.7	14.0	16.3	329.0	0.1	520.0
Special mention	3.8	1.3	0.8	1.8	0.4	0.3	20.7	—	29.1
Substandard	4.7	20.3	0.6	0.1	—	0.5	5.8	10.0	42.0
Doubtful	—	0.1	2.6	—	—	—	2.0	—	4.7
Total	$23.1	$105.2	$30.8	$37.6	$14.4	$17.1	$357.5	$10.1	$595.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,208.5	$1,340.2	$1,909.1	$1,344.1	$1,069.7	$1,778.3	$74.1	$109.8	$8,833.8
Special mention	78.4	17.5	15.8	16.1	4.9	79.2	0.6	9.8	222.3
Substandard	81.5	12.1	22.0	37.3	10.2	43.5	0.5	—	207.1
Total	1,368.4	1,369.8	1,946.9	1,397.5	1,084.8	1,901.0	75.2	119.6	9,263.2
Construction:
Pass	438.0	233.0	320.2	76.5	17.3	20.9	124.8	1.8	1,232.5
Special mention	2.1	—	6.4	—	—	—	—	—	8.5
Doubtful	3.6	—	—	—	—	—	—	—	3.6
Total	443.7	233.0	326.6	76.5	17.3	20.9	124.8	1.8	1,244.6
Agricultural real estate:
Pass	118.6	53.0	104.7	107.9	66.0	144.1	33.4	0.5	628.2
Special mention	1.1	0.2	6.8	6.1	8.5	0.7	—	—	23.4
Substandard	12.9	8.2	19.7	3.4	4.4	0.9	—	—	49.5
Total	132.6	61.4	131.2	117.4	78.9	145.7	33.4	0.5	701.1
Commercial:
Pass	438.8	353.0	375.9	316.0	165.9	255.2	767.3	8.9	2,681.0
Special mention	3.9	13.9	3.1	2.2	6.2	0.6	19.1	—	49.0
Substandard	30.8	5.4	12.8	5.5	1.6	3.4	35.2	1.5	96.2
Doubtful	—	1.6	1.1	0.5	—	—	—	—	3.2
Total	473.5	373.9	392.9	324.2	173.7	259.2	821.6	10.4	2,829.4
Agricultural:
Pass	109.6	34.1	39.4	16.6	13.5	5.8	379.4	1.1	599.5
Special mention	4.1	1.4	0.9	0.2	0.9	0.1	5.1	—	12.7
Substandard	4.1	25.9	0.1	—	0.5	—	25.9	0.3	56.8
Doubtful	18.9	—	—	—	—	—	—	—	18.9
Total	$136.7	$61.4	$40.4	$16.8	$14.9	$5.9	$410.4	$1.4	$687.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on nonaccrual status and loans past due 90 days or more and still accruing interest are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of these loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$4.9	$29.4	$76.2	$412.4	$479.8	$663.2	$473.1	$5.1	$2,144.1
Nonperforming	0.4	0.9	1.5	5.6	2.3	6.6	—	—	17.3
Total	5.3	30.3	77.7	418.0	482.1	669.8	473.1	5.1	2,161.4
Consumer indirect:
Performing	31.0	242.8	112.0	149.3	60.9	79.6	—	—	675.6
Nonperforming	—	0.8	1.2	1.2	0.6	0.8	—	—	4.6
Total	31.0	243.6	113.2	150.5	61.5	80.4	—	—	680.2
Consumer direct and advance lines:
Performing	14.4	40.3	21.9	15.9	8.6	8.0	22.5	0.2	131.8
Nonperforming	—	0.2	0.1	0.1	0.1	0.1	—	—	0.6
Total	14.4	40.5	22.0	16.0	8.7	8.1	22.5	0.2	132.4
Consumer credit card:
Performing	—	—	—	—	—	—	73.5	—	73.5
Nonperforming	—	—	—	—	—	—	0.7	—	0.7
Total	$—	$—	$—	$—	$—	$—	$74.2	$—	$74.2

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$22.6	$73.8	$409.1	$487.3	$440.2	$252.5	$477.8	$12.5	$2,175.8
Nonperforming	1.3	1.5	4.9	2.1	1.1	4.9	—	—	15.8
Total	23.9	75.3	414.0	489.4	441.3	257.4	477.8	12.5	2,191.6
Consumer indirect:
Performing	266.8	127.2	167.5	68.9	44.4	45.6	—	—	720.4
Nonperforming	0.9	1.1	1.1	0.6	0.4	0.5	—	—	4.6
Total	267.7	128.3	168.6	69.5	44.8	46.1	—	—	725.0
Consumer direct and advance lines:
Performing	46.5	25.4	18.5	10.0	4.2	5.2	23.2	0.1	133.1
Nonperforming	0.4	0.1	0.2	0.1	—	0.1	—	—	0.9
Total	46.9	25.5	18.7	10.1	4.2	5.3	23.2	0.1	134.0
Consumer credit card:
Performing	—	—	—	—	—	—	76.6	—	76.6
Nonperforming	—	—	—	—	—	—	1.0	—	1.0
Total	$—	$—	$—	$—	$—	$—	$77.6	$—	$77.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Residential	—	0.2	0.1	—	—	—	—	—	0.3
Total real estate	—	0.2	0.1	—	—	—	—	—	0.3
Consumer:
Indirect	—	0.6	0.9	0.7	0.2	0.3	—	—	2.7
Direct and advance lines	—	0.2	0.2	0.1	—	0.5	—	—	1.0
Credit card	—	—	—	—	—	—	1.0	—	1.0
Total consumer	—	0.8	1.1	0.8	0.2	0.8	1.0	—	4.7
Commercial	—	0.1	1.8	0.3	0.1	—	0.6	—	2.9
Agricultural	—	2.9	—	—	—	—	—	—	2.9
Total current-period gross charge-offs	$—	$4.0	$3.0	$1.1	$0.3	$0.8	$1.6	$—	$10.8

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$0.2	$5.7	$—	$19.4	$—	$0.1	$—	$—	$25.4
Construction	—	—	13.1	—	0.1	—	—	—	13.2
Residential	—	0.2	0.2	0.1	0.3	0.2	—	—	1.0
Total real estate	0.2	5.9	13.3	19.5	0.4	0.3	—	—	39.6
Consumer:
Indirect	0.5	2.0	3.4	1.1	0.4	1.1	—	—	8.5
Direct and advance lines	0.2	0.6	0.9	0.2	—	1.8	0.1	0.1	3.9
Credit card	—	—	—	—	—	—	3.0	—	3.0
Total consumer	0.7	2.6	4.3	1.3	0.4	2.9	3.1	0.1	15.4
Commercial	21.6	2.2	1.1	0.3	0.1	0.1	31.1	2.9	59.4
Agricultural	—	—	—	0.3	—	—	—	—	0.3
Total current-period gross charge-offs	$22.5	$10.7	$18.7	$21.4	$0.9	$3.3	$34.2	$3.0	$114.7

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2025 or 2024.
(4)    DERIVATIVES AND HEDGING ACTIVITIES
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended March 31, 2025 and 2024.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended March 31, 2025 and 2024.
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
In April 2025, the Company voluntarily terminated the remaining swap designated as a cash flow hedge with a total notional of $300.0 million and no material impact to earnings.
The remaining two active interest rate collars were effective with a total notional amount of $300.0 million with maturities of August 15, 2025.
For derivatives that are designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified as interest income when interest payments on the Company’s hedged items are earned. During the next twelve months, based on implied forward curves, the Company estimates that $1.6 million will be reclassified as an adjustment to interest income as of March 31, 2025.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	March 31, 2025			December 31, 2024
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$—		$—

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,390.7		35.2	1,415.4		44.9
Interest rate lock commitments	9.2		0.1	2.7		—
Forward loan sales contracts	—		—	2.4		—
Derivative assets	$1,399.9	Other assets	$35.3	$1,420.5	Other assets	$44.9

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$0.6	$300.0		$1.0
Interest rate swap contracts	300.0		1.0	300.0		2.8

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,390.7		105.7	1,415.4		130.0
Risk participation agreements	89.0		—	91.6		—
Forward loan sales contracts	6.7		—	—		—
Derivative liabilities	$2,086.4	Accounts payable and accrued expenses	$107.3	$2,107.0	Accounts payable and accrued expenses	$133.8
There was an unrealized fair value loss on cash flow hedging derivative instruments recognized in other comprehensive income of $1.0 million for the three months ended March 31, 2025 and an unrealized fair value gain of $17.4 million for the three months ended March 31, 2024. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	March 31, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$35.2	$—	$35.2	$—	$35.3	$(0.1)
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	35.3	—	35.3	—	35.3	—
Total assets	$35.3	$—	$35.3	$—	$35.3	$—
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$107.3	$—	$107.3	$—	$—	$107.3
Total derivatives	107.3	—	107.3	—	—	107.3
Repurchase agreements(2)	528.0	—	528.0	—	—	528.0
Total liabilities	$635.3	$—	$635.3	$—	$—	$635.3
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$44.9	$—	$44.9	$—	$42.4	$2.5
Total derivatives	44.9	—	44.9	—	42.4	2.5
Total assets	$44.9	$—	$44.9	$—	$42.4	$2.5
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2025 or December 31, 2024 it could have been required to settle its obligations under the agreements at the termination value.
As of March 31, 2025, the fair value of derivatives in a net liability position that have contingent features described above was zero. As of March 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. At March 31, 2025, the Company had not breached any of the settlement acceleration provisions.
(5)    OTHER BORROWED FUNDS
At March 31, 2025, the Company had $960.0 million in outstanding FHLB borrowings with remaining tenors of up to twelve-months at an average rate of 4.53%, as compared to $1,567.5 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 4.77% at December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had no other material outstanding borrowings classified as other borrowed funds.
At March 31, 2025, the Company has remaining available lines of credit with the FHLB of approximately $4,958.7 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,922.6 million.
The following table presents outstanding FHLB borrowings by original maturity classification for the dates indicated:

As of March 31, 2025	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to twelve-months	4.47%	$710.0
Fixed rate borrowings with tenors over twelve-months	4.72	250.0
		$960.0

As of December 31, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to twelve-months	4.78%	$1,317.5
Fixed rate borrowings with tenors over twelve-months	4.72	250.0
		$1,567.5

(6)    CAPITAL STOCK
The Company’s common stock is traded on the NASDAQ stock market under the symbol “FIBK.”
As of March 31, 2025, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,909,761 shares and 104,585,964 shares of common stock outstanding as of March 31, 2025 and December 31, 2024, respectively, and no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company does not have a stock repurchase program in place. Stock repurchases during the three months ended March 31, 2025 and 2024, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net income	$50.2	$58.4
Weighted average common shares outstanding for basic earnings per share computation	103,092,225	102,844,397
Dilutive effects of stock-based compensation	323,762	195,637
Weighted average common shares outstanding for diluted earnings per common share computation	103,415,987	103,040,034

Basic earnings per common share	$0.49	$0.57
Diluted earnings per common share	0.49	0.57

Anti-dilutive unvested time restricted stock	20,395	49,574
The Company had 828,874 and 801,061 shares of unvested restricted stock as of March 31, 2025 and 2024, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(8)    REGULATORY CAPITAL
As of March 31, 2025 and December 31, 2024, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,981.3	14.93%	$1,597.2	8.00%	$2,096.3	10.50%	$1,996.5	10.00%
FIB	2,713.4	13.63	1,593.2	8.00	2,091.0	10.50	1,991.5	10.00
Tier 1 risk-based capital:
Consolidated	2,502.6	12.53	1,197.9	6.00	1,697.0	8.50	1,597.2	8.00
FIB	2,492.2	12.51	1,194.9	6.00	1,692.7	8.50	1,593.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,502.6	12.53	898.4	4.50	1,397.6	7.00	1,297.7	6.50
FIB	2,492.2	12.51	896.2	4.50	1,394.0	7.00	1,294.4	6.50
Leverage capital ratio:
Consolidated	2,502.6	9.06	1,104.6	4.00	1,104.6	4.00	1,380.8	5.00
FIB	2,492.2	9.04	1,102.7	4.00	1,102.7	4.00	1,378.4	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,962.8	14.38%	$1,647.8	8.00%	$2,162.8	10.50%	$2,059.8	10.00%
FIB	2,691.5	13.10	1,644.1	8.00	2,157.9	10.50	2,055.2	10.00
Tier 1 risk-based capital:
Consolidated	2,504.0	12.16	1,235.9	6.00	1,750.8	8.50	1,647.8	8.00
FIB	2,490.3	12.12	1,233.1	6.00	1,746.9	8.50	1,644.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,504.0	12.16	926.9	4.50	1,441.8	7.00	1,338.8	6.50
FIB	2,490.3	12.12	924.8	4.50	1,438.6	7.00	1,335.8	6.50
Leverage capital ratio:
Consolidated	2,504.0	8.71	1,149.4	4.00	1,149.4	4.00	1,436.8	5.00
FIB	2,490.3	8.68	1,147.5	4.00	1,147.5	4.00	1,434.4	5.00
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
As of March 31, 2025, the Company had commitments under construction contracts of $12.4 million.
Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2025. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the period ended March 31, 2025. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions during the period ended March 31, 2025.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$5.2	$18.4
Provision for credit loss expense	(0.1)	(3.0)
Ending balance	$5.1	$15.4

	March 31, 2025	December 31, 2024
Commitments to extend credit	$2,965.2	$3,076.5
Standby letters of credit	78.2	73.5
(11)    OTHER COMPREHENSIVE LOSS
The gross amounts of each component of other comprehensive loss and the related tax effects for the periods indicated are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$70.7	$(26.4)	$(17.7)	$6.6	$53.0	$(19.8)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	—	(0.2)	—	—	—	(0.2)
Cash flow hedge:
Change in unrealized gains (losses) on derivatives	1.0	(17.4)	(0.3)	4.4	0.7	(13.0)
Reclassification adjustment for derivatives net losses included in net income	1.0	3.5	(0.3)	(0.9)	0.7	2.6
Total other comprehensive income (loss)	$72.7	$(40.5)	$(18.3)	$10.1	$54.4	$(30.4)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2025	December 31, 2024
Net unrealized loss on investment securities available-for-sale	$(260.6)	$(313.6)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.9)	(5.9)
Net unrealized loss on derivatives	(1.0)	(2.4)
Net accumulated other comprehensive loss	$(267.5)	$(321.9)

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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques as of March 31, 2025.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels as of March 31, 2025.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Interest Rate Swap Contracts. Fair values for derivative interest rate swap contracts are obtained from an independent third party and are classified as level 2. The values are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable, or that can be corroborated by observable market data. The inputs used to determine fair value include the United States Dollar – Secured Overnight Financing Rate (“SOFR”) and Prime forward curves to estimate variable rate cash inflows and SOFR to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also compares the reasonableness of the pricing quarterly through a validation process involving additional independent third parties.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$231.2	$—	$231.2	$—
State, county, and municipal securities	213.7	—	213.7	—
Obligations of U.S. government agencies	207.5	—	207.5	—
U.S. agency commercial mortgage-backed securities	986.7	—	986.7	—
U.S. agency residential mortgage-backed securities	1,149.3	—	1,149.3	—
U.S. agency collateralized mortgage obligations	1,028.6	—	1,028.6	—
Private mortgage-backed securities	187.6	—	187.6	—
Collateralized loan obligations	633.9	—	633.9	—
Corporate securities	225.8	—	225.8	—
Loans held for sale	0.4	—	0.4	—
Derivative assets:
Interest rate swap contracts	35.2	—	35.2	—
Derivative liabilities:
Interest rate collars	0.6	—	0.6	—
Interest rate swap contracts	106.7	—	106.7	—
Deferred compensation plan assets	21.4	21.4	—	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$226.9	$—	$226.9	$—
State, county and municipal securities	212.0	—	212.0	—
Obligations of U.S. government agencies	213.3	—	213.3	—
U.S. agency commercial mortgage-backed securities	982.8	—	982.8	—
U.S. agency residential mortgage-backed securities	1,175.8	—	1,175.8	—
U.S. agency collateralized mortgage obligations	1,050.9	—	1,050.9	—
Private mortgage-backed securities	190.5	—	190.5	—
Collateralized loan obligations	772.0	—	772.0	—
Corporate securities	232.9	—	232.9	—
Loans held for sale	0.9	—	0.9	—
Derivative assets:
Interest rate swap contracts	44.9	—	44.9	—
Derivative liabilities
Interest rate collars	1.0	—	1.0	—
Interest rate swap contracts	132.8	—	132.8	—
Deferred compensation plan assets	22.7	22.7	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Additionally, from time to time, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to credit deterioration. The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis with an adjustment during the period presented. The fair values may not be current as of the reporting date but represent fair values as of the most recent fair value change that occurred with the reporting period. Accordingly, carrying values may not equal the current fair value:

As of March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$26.9	$—	$—	$26.9

As of December 31, 2024
Collateral-dependent loans	$97.6	$—	$—	$97.6
Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2025 and December 31, 2024, the Company had collateral-dependent loans with a carrying value of $137.5 million and $97.6 million, respectively.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of March 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$26.9	Appraisal	Appraisal adjustment	15%	-	100%	(29%)

As of December 31, 2024
Collateral-dependent loans	$97.6	Appraisal	Appraisal adjustment	—%	-	87%	(40%)

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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$871.4	$871.4	$871.4	$—	$—
Investment debt securities held-to-maturity	2,639.5	2,361.2	—	2,361.2	—
Accrued interest receivable	107.9	107.9	—	107.9	—
Mortgage servicing rights, net	24.9	36.0	—	36.0	—
Net loans held for investment	17,162.0	16,697.9	—	—	16,697.9
Total financial assets	$20,805.7	$20,074.4	$871.4	$2,505.1	$16,697.9

Financial liabilities:
Total deposits, excluding time deposits	$19,905.8	$19,905.8	$19,905.8	$—	$—
Time deposits	2,827.0	2,811.5	—	2,811.5	—
Securities sold under repurchase agreements	528.0	528.0	—	528.0	—
Other borrowed funds	960.0	960.0	—	960.0	—
Accrued interest payable	40.8	40.8	—	40.8	—
Long-term debt	130.2	130.5	—	130.5	—
Subordinated debentures held by subsidiary trusts	163.1	152.1	—	152.1	—
Total financial liabilities	$24,554.9	$24,528.7	$19,905.8	$4,622.9	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$896.6	$896.6	$896.6	$—	$—
Investment debt securities held-to-maturity	2,687.5	2,358.6	—	2,358.6	—
Accrued interest receivable	116.8	116.8	—	116.8	—
Mortgage servicing rights, net	25.7	35.4	—	35.4	—
Net loans held for investment	17,640.8	17,154.7	—	—	17,154.7
Total financial assets	$21,367.4	$20,562.1	$896.6	$2,510.8	$17,154.7

Financial liabilities:
Total deposits, excluding time deposits	$20,125.1	$20,125.1	$20,125.1	$—	$—
Time deposits	2,890.5	2,875.5	—	2,875.5	—
Securities sold under repurchase agreements	523.9	523.9	—	523.9	—
Other borrowed funds	1,567.5	1,567.5	—	1,567.5	—
Accrued interest payable	47.0	47.0	—	47.0	—
Long-term debt	132.2	131.9	—	131.9	—
Subordinated debentures held by subsidiary trusts	163.1	152.3	—	152.3	—
Total financial liabilities	$25,449.3	$25,423.2	$20,125.1	$5,298.1	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(13)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
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
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures that require public business entities to annually disclose (1) specific categories in their rate reconciliation; (2) additional information for reconciling items that meet a quantitative threshold; (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the income taxes paid that meet a quantitative threshold; (5) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis, but retrospective application is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial position, results of operations, or liquidity.
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
(14)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On April 28, 2025, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on May 22, 2025 to shareholders of record as of May 12, 2025.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance, financial condition, results of operations, investment portfolio, market position, or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues,” “projected,” as well as the negative forms of those words or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “seek,” “might,” “may,” as well as the negative forms of those words or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2024, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Interested parties are urged to read in their entirety the referenced risk factors prior to making any investment decision with respect to the Company. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of March 31, 2025, we operate 300 banking offices, including branches and detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
As of March 31, 2025, we had consolidated assets of $28.3 billion, deposits of $22.7 billion, loans held for investment of $17.2 billion, and total stockholders’ equity of $3.4 billion.
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
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we have incurred, and may incur in the future, costs related to our strategic acquisitions, divestitures and other transactions.
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

Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain, Pacific Northwest, Midwest, and Southwest regions.
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025, in which indirect loans were created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. At March 31, 2025, indirect loans represented approximately 3.9% of loan balances and 76.7% of our consumer loan portfolio.
Pending Sale of Arizona and Kansas Branches
As previously disclosed, on April 28, 2025, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Enterprise Bank & Trust (“Enterprise Bank”), a wholly-owned subsidiary of Enterprise Financial Services Corp, pursuant to which Enterprise Bank will acquire twelve branches (the "Branches") from the Bank, including approximately $740 million in deposits and certain, mostly commercially-oriented, loans with outstanding balances of roughly $200 million as of March 31, 2025, and the owned real estate and fixed and other assets associated with the Branches. The Branches include all of the Bank’s Kansas and Arizona locations, with ten branches in Arizona and two branches in Kansas. Consummation of the transaction is subject to regulatory approvals and other customary conditions to closing. It is currently anticipated that the closing of the transaction will take place by early fourth quarter of 2025.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of March 31, 2025. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.
As of March 31, 2025, our FDIC insured deposits were 65.7% of total deposits, including accounts eligible for pass-through insurance. As of April 30, 2025, the Bank had available borrowing capacity of $4.2 billion with the Federal Home Loan Bank (“FHLB”) and $2.6 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
The Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 29, 2023. With general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to short-term interest rates and decreased them by 100 basis points between September 2024 and March 2025.
The Company’s quarterly yield on interest earning assets decreased to 4.75% as of March 31, 2025 from 4.86% as of December 31, 2024, and increased from 4.74% as of March 31, 2024. The decrease between March 31, 2025 and December 31, 2024 was primarily related to lower purchase accounting accretion and fewer accrual days in the first quarter of 2025.
The recent declines in short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt. The Company’s cost of funds decreased to 1.59% during the three months ended March 31, 2025 from 1.72% during the three months ended December 31, 2024, and decreased from 1.87% during the three months ended March 31, 2024. During the first quarter of 2025, the change in the mix and yield on earning assets was more than offset by the changes in the mix and cost of funds, resulting in an increase of the Company’s net interest margin during the three months ended March 31, 2025 to 3.19% from 3.18% during the three months ended December 31, 2024 and from 2.91% for the three months ended March 31, 2024. The Company’s FTE net interest margin increased to 3.22% during the three months ended March 31, 2025, from 3.20% during the three months ended December 31, 2024, and increased from 2.93% during the three months ended March 31, 2024.
The Company expects to see continued volatility in the economic markets, which may include recessionary signs in the economy resulting from, among other things, uncertain conditions due to changes in U.S. policies like the implementation of new tariffs and other trade policies. These uncertain conditions could have adverse impacts on the balance sheet and income statement of the Company for the remainder of the year.

A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses.
Resolution of Commercial and Industrial Loan Relationship
As previously disclosed, we recognized a material, partial charge-off of approximately $49.3 million for the quarter ended December 31, 2024 related to a single commercial and industrial loan relationship, for which a $26.5 million specific reserve was held as of September 30, 2024. As previously disclosed, on January 8, 2025, the borrower, under the control of a court-appointed receiver (the “Receiver”), entered into an asset purchase agreement with a third-party buyer pursuant to which the borrower agreed to sell substantially all of its assets to the buyer. Closing of such transaction occurred on January 21, 2025 and cash collateral retained by the Company was subsequently applied as payment. Proceeds of $16.5 million were received by the Receiver pursuant to the asset purchase agreement of which $10.0 million was applied to the remaining $12.3 million balance of the commercial and industrial loan relationship in the first quarter of 2025, after giving effect to the prior charge-off in the fourth quarter of 2024.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate our financial condition and our results of operations. We monitor and evaluate the levels and trends of the line items included in our balance sheet and statements of income, as well as the various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels as well as the financial condition and performance of comparable banking institutions in our region and nationally.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information, “Item 1A – Risk Factors” herein for additional information regarding risk factors that may negatively impact our expected results, performance, or achievements.
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and are also referenced in “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. There have been no material changes during the first quarter of 2025 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
The preparation of financial statements in conformity with GAAP requires management to measure the Company’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. We manage our interest rate risk in several ways. Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk. There can be no assurance that we will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond our control.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of our operations and financial condition. More information regarding the results as of December 31, 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Income
Net income decreased $8.2 million to $50.2 million, or $0.49 per diluted share, during the three months ended March 31, 2025, as compared to net income of $58.4 million, or $0.57 per diluted share, for the same period in 2024, which is primarily attributable to a higher provision for credit losses, partially offset by higher net interest income. The net interest income increase was the result of lower interest expense on interest bearing liabilities during the 2025 period.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2025			March 31, 2024
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest earning assets:
Loans (1)	$17,668.6	$243.5	5.59%	$18,289.2	$253.6	5.58%
Investment securities:
Taxable	7,464.3	51.3	2.79	8,726.3	64.5	2.97
Tax-exempt	182.6	0.9	2.00	189.0	0.9	1.92
Investment in FHLB and FRB stock	175.9	2.9	6.69	198.3	3.3	6.69
Interest bearing deposits in banks	567.5	6.3	4.50	296.7	4.1	5.56
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$26,059.0	$304.9	4.75%	$27,699.6	$326.4	4.74%
Noninterest earning assets	2,759.9			2,825.6
Total assets	$28,818.9			$30,525.2
Interest bearing liabilities:
Demand deposits	$6,412.7	$14.4	0.91%	$6,150.2	$12.9	0.84%
Savings deposits	7,800.3	35.7	1.86	7,781.8	39.1	2.02
Time deposits	2,863.0	25.0	3.54	2,972.3	27.1	3.67
Repurchase agreements	533.0	1.2	0.91	802.1	2.3	1.15
Other borrowed funds	1,533.5	17.5	4.63	2,771.9	35.6	5.17
Long-term debt	132.0	1.7	5.22	356.8	4.3	4.85
Subordinated debentures held by subsidiary trusts	163.1	2.8	6.96	163.1	3.3	8.14
Total interest bearing liabilities	$19,437.6	$98.3	2.05%	$20,998.2	$124.6	2.39%
Noninterest bearing deposits	5,608.2			5,832.2
Other noninterest bearing liabilities	418.0			466.4
Stockholders’ equity	3,355.1			3,228.4
Total liabilities and stockholders’ equity	$28,818.9			$30,525.2
Net FTE interest income (non-GAAP)(3)		$206.6			$201.8
Less FTE adjustments(2)		(1.6)			(1.7)
Net interest income from consolidated statements of income		$205.0			$200.1
Interest rate spread			2.70%			2.35%
Net interest margin			3.19			2.91
Net FTE interest margin (non-GAAP)(3)			3.22			2.93
Cost of funds, including noninterest bearing demand deposits (4)			1.59			1.87

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

(4) Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest bearing liabilities plus noninterest bearing deposits.
(5) Dividends on FHLB and FRB stock.
Net interest income increased $4.9 million during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in interest expense resulting from decreased rates on other borrowed funds along with a decrease in average other borrowed funds balances, partially offset by lower interest income on investment securities as a result of a decrease in average rates and average investment security balances and as a result of a decrease in average loan balances.

Net interest income included interest accretion related to the fair value of acquired loans of $4.7 million during the three months ended March 31, 2025, compared to interest accretion of $6.5 million during the three months ended March 31, 2024.
Our net interest margin ratio increased 28 basis points to 3.19% for the three months ended March 31, 2025, as compared to 2.91% for the same period in 2024 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 29 basis points for the three months ended March 31, 2025, as compared to the same period in 2024. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 30 basis points to 3.14% during the three months ended March 31, 2025, as compared to 2.84% for the same period in 2024. The increases in net interest margin ratio were primarily as a result of lower interest expense resulting from decreased rates on borrowings and decreased other borrowed funds balances.

The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three months ended March 31, 2025 and 2024. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
	Volume	Rate(2)	Net
Interest earning assets:
Loans (1)	$(8.5)	$(1.6)	$(10.1)
Investment securities (1)	(9.2)	(4.0)	(13.2)
Investment in FHLB and FRB stock	(0.4)	—	(0.4)
Interest bearing deposits in banks	3.7	(1.5)	2.2
Total change	(14.4)	(7.1)	(21.5)
Interest bearing liabilities:
Demand deposits	0.5	1.0	1.5
Savings deposits	0.1	(3.5)	(3.4)
Time deposits	(1.0)	(1.1)	(2.1)
Repurchase agreements	(0.8)	(0.3)	(1.1)
Other borrowed funds	(15.8)	(2.3)	(18.1)
Long-term debt	(2.7)	0.1	(2.6)
Subordinated debentures held by subsidiary trusts	—	(0.5)	(0.5)
Total change	(19.7)	(6.6)	(26.3)
Increase in FTE net interest income (1)	$5.3	$(0.5)	$4.8
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended
(In millions, except % and per share data)		Mar 31, 2025	Mar 31, 2024
Net interest income	(A)	$205.0	$200.1
FTE interest income		1.6	1.7
Net FTE interest income (Non-GAAP)	(B)	206.6	201.8
Less purchase accounting accretion		4.7	6.5
Adjusted net FTE interest income (Non-GAAP)	(C)	$201.9	$195.3

Average interest earning assets	(D)	$26,059.0	$27,699.6

Net interest margin (GAAP)	(A) / (D)	3.19%	2.91%
Net FTE interest margin (Non-GAAP)	(B) / (D)	3.22	2.93
Adjusted net FTE interest margin ratio (Non-GAAP)	(C) / (D)	3.14	2.84
Provision for Credit Losses
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
The Company recorded a $20.0 million provision for credit losses, which included a provision for credit losses of $20.2 million on loans held for investment, a reduction of credit losses for unfunded commitments of $0.1 million, and a reduction of credit losses for investment securities of $0.1 million during the three months ended March 31, 2025, as compared to a $5.3 million provision for credit losses during same period in 2024. The provision incorporated the impact of credit movement during the quarter, changes in loan balances, the attributes of the current portfolio, a review of the current economic outlook, and net charge-offs of $9.0 million. Net charge-offs were an annualized 0.21% of average loans outstanding during the three months ended March 31, 2025, as compared to net charge-offs of $8.4 million, or an annualized 0.18% of average loans outstanding during the same period in 2024. Net loan charge-offs in the first quarter of 2025 were composed of charge-offs of $10.8 million, which were partially offset by recoveries of $1.8 million.
For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.
Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees. The following table presents the composition of our noninterest income, which was stable, for the periods indicated:

Noninterest Income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2025	2024
Payment services revenues	$17.1	$18.4	$(1.3)	(7.1)%
Mortgage banking revenues	1.4	1.7	(0.3)	(17.6)
Wealth management revenues	9.8	9.2	0.6	6.5
Service charges on deposit accounts	6.6	6.0	0.6	10.0
Other service charges, commissions and fees	2.3	2.2	0.1	4.5
Other income	4.8	4.6	0.2	4.3
Total noninterest income	$42.0	$42.1	$(0.1)	(0.2)

Noninterest Expense
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest Expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2025	2024
Salaries and wages	$68.6	$65.2	$3.4	5.2%
Employee benefits	20.0	19.3	0.7	3.6
Outsourced technology services	14.2	13.6	0.6	4.4
Occupancy, net	13.7	12.3	1.4	11.4
Furniture and equipment	5.0	5.0	—	—
OREO expense, net of income	0.5	2.0	(1.5)	(75.0)
Professional fees	5.5	6.8	(1.3)	(19.1)
FDIC insurance premiums	4.3	7.4	(3.1)	(41.9)
Other intangibles amortization	3.4	3.7	(0.3)	(8.1)
Other expenses	25.4	24.9	0.5	2.0
Total noninterest expense	$160.6	$160.2	$0.4	0.2
Noninterest expense increased $0.4 million during the three months ended March 31, 2025 compared to the same period in 2024 driven by higher salaries and wages, which were partially offset by lower FDIC insurance premiums.
Salaries and wages expense increased $3.4 million during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to higher severance including the discontinuation of Indirect Lending, higher short-term incentive accruals, and less deferred loan costs, which were partially offset by lower salaries as a result of fewer employees.
Occupancy, net expense increased $1.4 million during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in janitorial, maintenance, repairs, and snow removal costs.
Other Real Estate Owned (“OREO”) expense, net of income decreased $1.5 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to a decrease in OREO valuation write-downs.
Professional fees decreased $1.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to a decrease in audit fees along with a decrease in consulting services related to process improvements.
FDIC insurance premiums decreased $3.1 million during the three months ended March 31, 2025, primarily resulting from lower assessment fees including a $1.5 million special assessment accrual recorded during the same period in 2024.
Income Tax Expense
Our effective federal tax rate was 18.8% for the three months ended March 31, 2025 compared to 18.5% for the three months ended March 31, 2024. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.6% for the three months ended March 31, 2025 compared to 5.3% for the three months ended March 31, 2024.
Financial Condition
Total Assets
Total assets decreased $857.6 million, or 2.9%, to $28,279.8 million as of March 31, 2025, from $29,137.4 million as of December 31, 2024, primarily due to decreases in investment securities and loans. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 93.3% and 94.4% of the investment portfolio’s available-for-sale and held-to maturity segments, respectively, at March 31, 2025. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5.6% of total held-to maturity debt securities at March 31, 2025.
Investment securities decreased $240.8 million, or 3.1%, to $7,503.8 million, or 26.5% of total assets, as of March 31, 2025, from $7,744.6 million, or 26.6% of total assets, as of December 31, 2024. The decrease was primarily resulting from called securities and normal pay-downs and maturities, partially offset by a $70.7 million increase in fair market values and $52.6 million in purchases of investment securities during the period.
As of March 31, 2025 and December 31, 2024, the estimated duration of our investment portfolio was 3.6 and 3.7 years, respectively.
As of March 31, 2025 and December 31, 2024, we had $6,249.5 million and $6,296.7 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities totaled $627.2 million as of March 31, 2025, and were attributable to changes in interest rates. At March 31, 2025 and December 31, 2024, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.8 million and $0.9 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $467.6 million as of March 31, 2025 as compared to December 31, 2024.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	March 31, 2025	December 31, 2024	$ Change	% Change
Real estate:
Commercial	$9,196.1	$9,263.2	$(67.1)	(0.7)%
Construction	1,097.3	1,244.6	(147.3)	(11.8)
Residential	2,161.4	2,191.6	(30.2)	(1.4)
Agricultural	678.1	701.1	(23.0)	(3.3)
Total real estate	13,132.9	13,400.5	(267.6)	(2.0)
Consumer:
Indirect	680.2	725.0	(44.8)	(6.2)
Direct and advance lines	132.4	134.0	(1.6)	(1.2)
Credit card	74.2	77.6	(3.4)	(4.4)
Total consumer	886.8	936.6	(49.8)	(5.3)
Commercial	2,770.6	2,829.4	(58.8)	(2.1)
Agricultural	595.8	687.9	(92.1)	(13.4)
Other, including overdrafts	1.8	1.6	0.2	12.5
Deferred loan fees and costs	(10.6)	(11.1)	0.5	(4.5)
Loans held for investment, net of deferred loan fees and costs	$17,377.3	$17,844.9	$(467.6)	(2.6)
The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025. See “—Indirect Loans” above for additional information.

Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $53.6 million, or 38.8%, to $191.9 million as of March 31, 2025, from $138.3 million as of December 31, 2024, primarily due to an increase in non-accrual commercial real estate of $27.5 million, agricultural real estate of $15.2 million, and agricultural loans of $10.6 million during the first quarter of 2025. As of March 31, 2025 there were approximately $116.5 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $3.0 million as of March 31, 2025 and December 31, 2024.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $0.8 million, or 18.6%, to $3.5 million as of March 31, 2025, from $4.3 million as of December 31, 2024, primarily resulting from the disposal of two commercial properties.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Non-performing loans:
Non-accrual loans	$191.9	$138.3	$172.0
Accruing loans past due 90 days or more	3.0	3.0	3.0
Total non-performing loans	194.9	141.3	175.0
OREO	3.5	4.3	14.4
Total non-performing assets	$198.4	$145.6	$189.4
Non-accrual loans to loans held for investment	1.10%	0.78%	0.94%
Non-performing assets to loans held for investment and OREO	1.14	0.82	1.04
Non-performing assets to total assets	0.70	0.50	0.63
Allowance for credit losses to non-performing loans	110.47	144.44	130.11

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2025	Percent of Total	December 31, 2024	Percent of Total
Real estate:
Commercial	$82.9	42.4%	$55.4	39.2%
Construction	4.0	2.1	3.3	2.3
Residential	17.3	8.9	15.8	11.2
Agricultural	20.6	10.6	5.3	3.8
Total real estate	124.8	64.0	79.8	56.5
Consumer
Indirect	4.6	2.4	4.6	3.3
Direct	0.6	0.3	0.9	0.6
Credit Card	0.7	0.4	1.0	0.7
Total consumer	5.9	3.1	6.5	4.6
Commercial	32.6	16.7	34.1	24.1
Agricultural	31.6	16.2	20.9	14.8
Total non-performing loans	$194.9	100.0%	$141.3	100.0%

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
Our allowance for credit losses was $215.3 million, or 1.24% of loans held for investment as of March 31, 2025 compared to $204.1 million, or 1.14% of loans held for investment, as of December 31, 2024. The increase reflected changes in loan balances, the attributes of the current portfolio, and changes in general economic outlook. The Company’s allowance for off-balance sheet credit losses was $5.1 million as of March 31, 2025, compared to $5.2 million as of December 31, 2024, due to a decline in off-balance sheet commitments.
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

The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Allowance for credit losses on loans:
Beginning balance	$204.1	$225.4	$227.7
Provision for credit losses	20.2	33.9	8.4
Charge offs:
Real estate
Commercial	—	3.8	2.9
Construction	—	—	0.1
Residential	0.3	0.3	0.2
Consumer	4.7	3.5	3.8
Commercial	2.9	50.7	4.0
Agricultural	2.9	—	—
Total charge-offs	10.8	58.3	11.0
Recoveries:
Real estate
Commercial	—	—	0.6
Residential	0.1	0.1	—
Agricultural	—	—	0.1
Consumer	1.2	1.3	1.0
Commercial	0.5	1.7	0.6
Agricultural	—	—	0.3
Total recoveries	1.8	3.1	2.6
Net charge-offs	9.0	55.2	8.4
Ending balance	$215.3	$204.1	$227.7

Allowance for off-balance sheet credit losses:
Beginning balance	$5.2	$5.6	$18.4
(Reduction of) provision for credit losses	(0.1)	(0.4)	(3.0)
Ending balance	$5.1	$5.2	$15.4

Allowance for credit losses on investment securities:
Beginning balance	$0.9	$0.7	$0.8
Reduction of provision for investment securities	(0.1)	0.2	(0.1)
Ending balance	$0.8	$0.9	$0.7

Total allowance for credit losses	$221.2	$210.2	$243.8
Total provision for (reduction of) credit losses	20.0	33.7	5.3
Loans held for investment, net of deferred fees and costs	17,377.3	17,844.9	18,202.8
Average loans	17,668.6	17,977.7	18,289.2
Net loans charged-off to average loans, annualized	0.21%	1.22%	0.18%
Allowance to non-accrual loans	112.19	147.58	132.38
Allowance to loans held for investment	1.24	1.14	1.25

Total Liabilities
Total liabilities decreased $914.9 million, or 3.5%, to $24,918.5 million as of March 31, 2025, from $25,833.4 million as of December 31, 2024, primarily due to decreases in other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $282.8 million, or 1.2%, to $22,732.8 million as of March 31, 2025, from $23,015.6 million as of December 31, 2024, with decreases in all types of deposits except interest bearing savings deposits.

The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2025	Percent of Total	December 31, 2024	Percent of Total
Noninterest bearing demand	$5,590.2	24.6%	$5,797.6	25.2%
Interest bearing:
Demand	6,439.2	28.4	6,495.2	28.2
Savings	7,876.4	34.6	7,832.3	34.0
Time, $250k or more	823.4	3.6	825.0	3.6
Time, other (1)	2,003.6	8.8	2,065.5	9.0
Total interest bearing	17,142.6	75.4	17,218.0	74.8
Total deposits	$22,732.8	100.0%	$23,015.6	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $12.4 million and $12.5 million as of March 31, 2025 and December 31, 2024, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at March 31, 2025 was $7.8 billion, or 34.3% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Other Borrowed Funds
Other borrowed funds is comprised of variable-rate, overnight and fixed-rate borrowings with remaining contractual tenors of up to one year through the Federal Home Loan Bank, to address short-term funding needs. Other borrowed funds decreased $607.5 million, or 38.8%, to $960.0 million as of March 31, 2025 from $1,567.5 million as of December 31, 2024.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $57.3 million, or 1.7%, to $3,361.3 million as of March 31, 2025, from $3,304.0 million as of December 31, 2024, due to a decrease to the unrealized losses on available-for-sale securities through other comprehensive income and the retention of retained earnings, partially offset by cash dividends paid and stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants.
On April 28, 2025, the Company’s board of directors declared a dividend of $0.47 per common share, payable on May 22, 2025, to common stockholders of record as of May 12, 2025. The dividend equates to a 6.1% annual yield based on the $30.99 average closing price of the Company’s common stock as reported on NASDAQ during the first quarter of 2025.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2025 and December 31, 2024, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the three months ended March 31, 2025, net cash provided by operating activities was $78.5 million, net cash provided by investing activities was $833.7 million and net cash used in financing activities was $937.4 million. Major uses of cash were $282.8 million in outflows of deposits and $607.5 million in repayment of other borrowed funds. Major sources of cash included $364.1 million in investment security maturities and paydowns. Total cash and cash equivalents were $871.4 million as of March 31, 2025, compared to $896.6 million as of December 31, 2024. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “Financial Condition – Deposits,” included in Part I – Financial Information, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
As of March 31, 2025, the Company had $960.0 million of FHLB borrowings due in less than one year, $99.2 million of fixed-to-floating rate subordinated notes (the “Notes”) due in more than one year, and available borrowing capacity of $4,958.7 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $1,887.6 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans and has an unused $50.0 million revolving line of credit with another third party.
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

	March 31, 2025			December 31, 2024
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	Total
Total borrowing capacity	$5.9	$1.9	$7.8	$5.9	$1.8	$7.7
Borrowings outstanding	0.9	—	0.9	1.5	—	1.5
Remaining Capacity, at period end	$5.0	$1.9	$6.9	$4.4	$1.8	$6.2

Cash and due from banks			0.4			0.4
Interest bearing deposits			0.5			0.5
Total available liquidity			$7.8			$7.1

Through the Bank’s relationship with the FHLB, the Bank owns $53.9 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB.
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
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. Our primary source of earnings is net interest income, which is affected by the level of interest rates, changes in interest rates, the speed of changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments, and the mix of interest bearing assets and liabilities.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 31% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 30% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at March 31, 2025 project that interest bearing liabilities reprice faster than our interest earning assets.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	March 31, 2025
+200	(3.18)%
+100	(1.45)
-100	1.06
-200	1.95
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
In April 2025, the Company voluntarily terminated the remaining swap designated as a cash flow hedge with a total notional of $300.0 million and no material impact to earnings. The remaining active two interest rate collars were effective with a total notional amount of $300.0 million with maturities of August 15, 2025.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, such control.
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

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
In the normal course of business, we may be named or threatened to be named as a party in various lawsuits. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material, adverse effect on our business, financial condition, or operating results.
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 during the period covered by this quarterly report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2025.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2025.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	—
February 1, 2025 to February 28, 2025	324	32.20	—	—
March 1, 2025 to March 31, 2025	21,533	29.14	—	—
Total	21,857	$29.19	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on May 3, 2024)

10.1†	Deferred Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2025)

10.2†
Transition and Separation Agreement and General Release by and between Marcy D Mutch, First Interstate BancSystem, Inc. and First Interstate Bank, effective February 24, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 25, 2025)

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 7, 2025	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	May 7, 2025	By:	/S/ MARCY D. MUTCH
Marcy D. Mutch Executive Vice President and Chief Financial Officer