Form 10-Q
period 2025-06-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2025-08-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

July 31, 2025 – Common stock	104,856,752

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$436.6	$378.0
Interest bearing deposits in banks	653.5	518.5
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,090.2	896.6
Investment securities:
Available-for-sale, at fair value	4,742.2	5,057.1
Held-to-maturity (estimated fair values of $2,317.0 at June 30, 2025 and $2,358.6 at December 31, 2024)	2,570.0	2,687.5
Total investment securities	7,312.2	7,744.6
FHLB and FRB stock, at cost	118.1	177.4
Loans held for sale ($4.2 and $0.9 of which is recorded at fair value at June 30, 2025 and December 31, 2024, respectively)	335.2	0.9
Loans held for investment, net of deferred fees and costs	16,353.4	17,844.9
Allowance for credit losses	(209.6)	(204.1)
Net loans held for investment	16,143.8	17,640.8
Goodwill	1,100.9	1,100.9
Company-owned life insurance	516.7	513.0
Premises and equipment, net of accumulated depreciation	413.0	427.2
Other intangibles, net of accumulated amortization	60.0	66.8
Accrued interest receivable	105.7	116.8
Mortgage servicing rights, net of accumulated amortization	24.4	25.7
Other real estate owned	3.4	4.3
Deferred tax asset, net	76.7	118.4
Other assets	266.1	304.0
Total assets	$27,566.4	$29,137.4
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$5,579.0	$5,797.6
Interest bearing	17,051.6	17,218.0
Total deposits	22,630.6	23,015.6
Securities sold under repurchase agreements	509.3	523.9
Accounts payable and accrued expenses	293.5	378.9
Accrued interest payable	41.3	47.0
Other borrowed funds	250.0	1,567.5
Long-term debt	252.0	132.2
Allowance for credit losses on off-balance sheet credit exposures	4.8	5.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	24,144.6	25,833.4
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at June 30, 2025 and December 31, 2024; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 104,874,177 and 104,585,964 shares issued and outstanding, respectively	2,463.5	2,459.5
Retained earnings	1,191.2	1,166.4
Accumulated other comprehensive loss, net	(232.9)	(321.9)
Total stockholders’ equity	3,421.8	3,304.0
Total liabilities and stockholders’ equity	$27,566.4	$29,137.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$238.9	$252.8	$481.0	$504.9
Interest and dividends on investment securities:
Taxable	49.6	62.3	100.9	126.8
Exempt from federal taxes	0.7	0.7	1.4	1.4
Interest and dividends on FHLB and FRB stock	2.1	3.3	5.0	6.6
Interest on deposits in banks	6.2	4.9	12.5	9.0
Total interest income	297.5	324.0	600.8	648.7
Interest expense:
Interest on deposits	75.3	80.9	150.4	160.0
Interest on securities sold under repurchase agreements	1.1	1.9	2.3	4.2
Interest on other borrowed funds	8.3	31.8	25.8	67.4
Interest on long-term debt	2.7	4.4	4.4	8.7
Interest on subordinated debentures held by subsidiary trusts	2.9	3.3	5.7	6.6
Total interest expense	90.3	122.3	188.6	246.9
Net interest income	207.2	201.7	412.2	401.8
(Reduction of) provision for credit losses	(0.3)	9.0	19.7	14.3
Net interest income after (reduction of) provision for credit losses	207.5	192.7	392.5	387.5
Noninterest income:
Payment services revenues	17.8	18.6	34.9	37.0
Mortgage banking revenues	1.8	1.7	3.2	3.4
Wealth management revenues	9.7	9.4	19.5	18.6
Service charges on deposit accounts	6.9	6.4	13.5	12.4
Other service charges, commissions, and fees	2.1	2.1	4.4	4.3
Other income	2.8	4.4	7.6	9.0
Total noninterest income	41.1	42.6	83.1	84.7
Noninterest expense:
Salaries and wages	65.0	66.3	133.6	131.5
Employee benefits	17.9	16.9	37.9	36.2
Outsourced technology services	13.3	14.0	27.5	27.6
Occupancy, net	13.4	11.7	27.1	24.0
Furniture and equipment	5.2	5.2	10.2	10.2
OREO expense, net	—	2.0	0.5	4.0
Professional fees	5.7	5.1	11.2	11.9
FDIC insurance premiums	4.0	6.6	8.3	14.0
Other intangibles amortization	3.4	3.7	6.8	7.4
Other expenses	27.2	25.4	52.6	50.3
Total noninterest expense	155.1	156.9	315.7	317.1
Income before income tax	93.5	78.4	159.9	155.1
Provision for income tax	21.8	18.4	38.0	36.7
Net income	$71.7	$60.0	$121.9	$118.4

Earnings per common share (Basic)	$0.69	$0.58	$1.18	$1.15
Earnings per common share (Diluted)	$0.69	$0.58	$1.18	$1.15
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$71.7	$60.0	$121.9	$118.4
Other comprehensive income, before tax:
Investment securities available for sale:
Change in net unrealized gains (losses) during the period	44.7	2.5	115.4	(23.9)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(0.1)	(0.1)	(0.1)	(0.3)
Cash flow hedges:
Change in unrealized gains (losses) on derivatives	0.9	(5.1)	1.9	(22.5)
Reclassification adjustment for derivatives net losses included in net income	0.4	4.6	1.4	8.1
Other comprehensive income (loss), before tax	45.9	1.9	118.6	(38.6)
Deferred tax (expense) benefit related to other comprehensive (loss) income	(11.3)	(0.5)	(29.6)	9.6
Other comprehensive income (loss), net of tax	34.6	1.4	89.0	(29.0)
Comprehensive income, net of tax	$106.3	$61.4	$210.9	$89.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2025	$2,460.2	$1,168.6	$(267.5)	$3,361.3
Net income	—	71.7	—	71.7
Other comprehensive income, net of tax expense	—	—	34.6	34.6
Common stock transactions:
1,018 common shares purchased and retired	—	—	—	—
35,352 common shares issued	—	—	—	—
69,918 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.3	—	—	3.3
Common stock cash dividends declared ($0.47 per share)	—	(49.1)	—	(49.1)
Balance at June 30, 2025	$2,463.5	$1,191.2	$(232.9)	$3,421.8

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2024	$2,450.7	$1,145.9	$(386.9)	$3,209.7
Net income	—	60.0	—	60.0
Other comprehensive loss, net of tax expense	—	—	1.4	1.4
Common stock transactions:
1,758 common shares purchased and retired	—	—	—	—
52,735 non-vested common shares issued	—	—	—	—
61,982 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.2	—	—	3.2
Common stock cash dividends declared ($0.47 per share)	—	(49.0)	—	(49.0)
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Six Months Ended June 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
Net income	—	121.9	—	121.9
Other comprehensive income, net of tax expense	—	—	89.0	89.0
Common stock transactions:
107,648 common shares purchased and retired	(3.2)	—	—	(3.2)
35,352 common shares issued	—	—	—	—
480,289 non-vested common shares issued	—	—	—	—
119,780 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	7.2	—	—	7.2
Common stock cash dividends declared ($0.94 per share)	—	(97.1)	—	(97.1)
Balance at June 30, 2025	$2,463.5	$1,191.2	$(232.9)	$3,421.8

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	118.4	—	118.4
Other comprehensive loss, net of tax expense	—	—	(29.0)	(29.0)
Common stock transactions:
45,448 common shares purchased and retired	(1.1)	—	—	(1.1)
738,098 non-vested common shares issued	—	—	—	—
73,658 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	6.1	—	—	6.1
Common stock cash dividends declared ($0.94 per share)	—	(97.8)	—	(97.8)
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Six Months Ended June 30,
(Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$121.9	$118.4
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	19.7	14.3
Net loss on disposal of premises and equipment	2.5	1.1
Depreciation and amortization	20.0	26.0
Net premium amortization on investment securities	(0.2)	0.7
Realized and unrealized net gains on mortgage banking activities	(1.0)	(1.0)
Net losses and write-downs of OREO and other assets pending disposal	0.5	3.9
Valuation allowance for loans held-for-sale	7.3	—
Deferred taxes	12.0	6.4
Net increase in cash surrender value of company-owned life insurance	(4.0)	(7.3)
Stock-based compensation expense	7.2	6.1
Originations of mortgage loans held for sale	(43.8)	(107.3)
Proceeds from sales of mortgage loans held for sale	41.3	105.4
Gain on sale of consumer credit card loans	(4.3)	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	11.1	2.7
Decrease in other assets	57.4	(21.1)
(Decrease) increase in accrued interest payable	(5.7)	18.9
Decrease in accounts payable and accrued expenses	(95.3)	2.7
Net cash provided by operating activities	146.6	169.9
Cash flows from investing activities:
Purchases of investment securities	(78.3)	(77.2)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	119.7	411.8
Available-for-sale	506.7	288.5
Purchases and sales of FHLB and FRB stock	59.3	40.9
Purchases of company-owned life insurance	0.3	—
Proceeds from company-owned life insurance settlements	—	2.1
Proceeds from sales of consumer credit card loans	81.3	—
Net change in loans held for investment	1,064.6	46.5
Proceeds from sale of OREO	0.7	9.6
Capital expenditures, net of sales	(12.1)	(8.9)
Net cash provided by investing activities	1,742.2	713.3
Cash flows from financing activities:
Net decrease in deposits	(385.0)	(452.4)
Net increase in securities sold under repurchase agreements	(14.6)	(40.9)
Net decrease in other borrowed funds	(1,317.5)	(173.0)
Repayments of long-term debt	(0.1)	(0.1)
Proceeds on long-term debt	125.0	262.6
Payment of debt issuance costs	(2.7)	—
Purchase and retirement of common stock	(3.2)	(1.1)
Dividends paid to common stockholders	(97.1)	(97.8)
Net cash used in financing activities	(1,695.2)	(502.7)
Net (decrease) increase in cash and cash equivalents	193.6	380.5
Cash and cash equivalents at beginning of period	896.6	578.0
Cash and cash equivalents at end of period	$1,090.2	$958.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Six Months Ended June 30,
(Unaudited)	2025	2024

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$14.8	$12.1
Cash paid during the period for interest expense	194.3	228.0
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$0.8
Transfer of held for investment loans to held-for-sale	338.6	—
Transfer of loans to other real estate owned	0.2	3.7
Transfer of premises and equipment to held-for-sale	12.6	—
Capitalization of internally originated mortgage servicing rights	0.3	0.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at June 30, 2025 and December 31, 2024, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the six months ended June 30, 2025 and 2024, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2024 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the financial statements as of June 30, 2025. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
The Company has identified one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services to serve a similar base of clients utilizing company-wide offerings of similar products and services managed through similar processes and platforms offered to individuals, businesses, municipalities, and other entities, whose primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes, as further described below. The Company manages its business activities on a consolidated basis.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of capital and resources.
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
The Company’s principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. See the consolidated financial statements for other financial information regarding the Company’s operating segment.
The accounting policies of the segment are the same as those described in "Note 1 - Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a description of significant accounting policies. Operating results for the three and the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$245.7	$—	$(11.8)	$233.9
State, county, and municipal securities	249.2	—	(35.8)	213.4
Obligations of U.S. government agencies	213.2	—	(6.5)	206.7
U.S. agency commercial mortgage-backed securities	995.7	1.0	(49.6)	947.1
U.S. agency residential mortgage-backed securities	1,198.2	1.2	(88.0)	1,111.4
U.S. agency collateralized mortgage obligations	1,072.2	1.4	(80.0)	993.6
Private mortgage-backed securities	205.5	—	(23.2)	182.3
Collateralized loan obligation	625.8	1.0	—	626.8
Corporate securities	239.0	—	(12.0)	227.0
Total	$5,044.5	$4.6	$(306.9)	$4,742.2

June 30, 2025	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$100.0	$—	$(0.1)	$99.9
State, county, and municipal securities	175.8	0.2	(23.5)	152.5
Obligations of U.S. government agencies	466.8	—	(45.2)	421.6
U.S. agency commercial mortgage-backed securities	369.7	—	(24.8)	344.9
U.S. agency residential mortgage-backed securities	1,013.4	0.2	(105.1)	908.5
U.S. agency collateralized mortgage obligations	405.0	0.5	(54.1)	351.4
Corporate securities	40.0	—	(1.8)	38.2
Total	$2,570.7	$0.9	$(254.6)	$2,317.0
(1) Amortized cost presented above is net of an allowance for credit losses of $0.7 million and includes $6.9 million of unamortized gains and $14.8 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of June 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$233.9	$(11.8)	$233.9	$(11.8)
State, county, and municipal securities	—	—	211.6	(35.8)	211.6	(35.8)
Obligations of U.S. government agencies	1.0	—	200.7	(6.5)	201.7	(6.5)
U.S. agency commercial mortgage-backed securities	—	—	898.0	(49.6)	898.0	(49.6)
U.S. agency residential mortgage-backed securities	32.9	(0.6)	1,022.3	(87.4)	1,055.2	(88.0)
U.S. agency collateralized mortgage obligations	6.8	—	936.5	(80.0)	943.3	(80.0)
Private mortgage-backed securities	—	—	182.2	(23.2)	182.2	(23.2)
Corporate securities	13.0	—	192.1	(12.0)	205.1	(12.0)
Total	$53.7	$(0.6)	$3,877.3	$(306.3)	$3,931.0	$(306.9)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$226.8	$(18.1)	$226.8	$(18.1)
State, county, and municipal securities	—	—	210.1	(40.0)	210.1	(40.0)
Obligations of U.S. government agencies	3.6	—	206.2	(10.8)	209.8	(10.8)
U.S. agency commercial mortgage-backed securities	38.1	(0.4)	934.9	(74.1)	973.0	(74.5)
U.S. agency residential mortgage-backed securities	33.7	(1.5)	1,086.2	(124.3)	1,119.9	(125.8)
U.S. agency collateralized mortgage obligations	20.5	(0.3)	987.1	(106.3)	1,007.6	(106.6)
Private mortgage-backed securities	—	—	190.4	(27.6)	190.4	(27.6)
Collateralized loan obligation	10.0	—	—	—	10.0	—
Corporate securities	27.5	(0.5)	205.5	(16.2)	233.0	(16.7)
Total	$133.4	$(2.7)	$4,047.2	$(417.4)	$4,180.6	$(420.1)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company determines the allowance for credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach when needed, using each security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses for available-for-sale investment securities is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows, however, the amount of credit losses is limited to the amount of a security’s unrealized loss. The allowance for credit loss on held-to-maturity investment securities is representative of current expected credit losses that management expects to be incurred over the life of the investment and established through a charge to provision for credit losses in current period earnings. For held-to-maturity investment securities, the Company has the intent and ability to hold these investment securities to maturity.
The investment securities portfolio primarily contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.
As of June 30, 2025 and December 31, 2024, the Company had 641 and 670 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of June 30, 2025, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.
The Company had no allowance for credit losses on available-for-sale investment securities as of June 30, 2025 and December 31, 2024.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of June 30, 2025 and December 31, 2024, the held-to-maturity portfolio is primarily composed of investment grade or better securities. The Company had a $0.7 million and a $0.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had $26.5 million and $29.6 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the three months ended June 30, 2025 and 2024, there were no gross realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
June 30, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$103.7	$102.4	$108.1	$108.0
After one year but within five years	1,296.0	1,244.0	446.6	427.8
After five years but within ten years	1,318.2	1,247.7	442.0	397.8
After ten years	2,326.6	2,148.1	1,574.0	1,383.4
Total	$5,044.5	$4,742.2	$2,570.7	$2,317.0
As of June 30, 2025, the Company held investment securities callable within one year having amortized costs and estimated fair values of $1,064.8 million and $1,031.2 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of June 30, 2025 and December 31, 2024, the Company had securities with carrying values of $3,315.7 million and $3,460.2 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of June 30, 2025 and December 31, 2024, of $3,049.9 million and $3,092.6 million, respectively. All securities sold under repurchase agreements are

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of June 30, 2025 and December 31, 2024, the Company held $118.1 million and $177.4 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements and related to outstanding borrowings. These securities are carried at cost.
(3)     LOANS HELD FOR SALE

Residential mortgage loans that the Company originated with the intent to sell are recorded at fair value. The following table presents (i) residential mortgage loans recorded at fair value and (ii) other loans held for sale at lower of cost or market by class of receivable related to the pending sale of the Arizona and Kansas branches, net of a $7.3 million valuation allowance, in addition to the pending sale of approximately $705.0 million in deposits, for the dates indicated:

	June 30, 2025	December 31, 2024
Real estate:
Commercial	$248.7	$—
Construction	0.2	—
Residential	1.3	—
Residential mortgage, at fair value	4.2	0.9
Agricultural	4.7	—
Total real estate	259.1	0.9
Consumer:
Direct and advance lines	0.6	—
Total consumer	0.6	—
Commercial	69.0	—
Agricultural	6.5	—
Total loans held for sale	$335.2	$0.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    LOANS HELD FOR INVESTMENT

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	June 30, 2025	December 31, 2024
Real estate:
Commercial	$8,750.9	$9,263.2
Construction	1,004.6	1,244.6
Residential	2,157.5	2,191.6
Agricultural	635.6	701.1
Total real estate	12,548.6	13,400.5
Consumer:
Indirect	607.1	725.0
Direct and advance lines	134.4	134.0
Credit card	—	77.6
Total consumer	741.5	936.6
Commercial	2,529.9	2,829.4
Agricultural	541.4	687.9
Other, including overdrafts	2.0	1.6
Loans held for investment	16,363.4	17,856.0
Deferred loan fees and costs	(10.0)	(11.1)
Loans held for investment, net of deferred fees and costs	16,353.4	17,844.9
Allowance for credit losses	(209.6)	(204.1)
Net loans held for investment	$16,143.8	$17,640.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended June 30, 2025	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$146.0	$0.7	$(3.2)	$5.2	$148.7
Consumer	15.9	0.2	(5.6)	1.5	12.0
Commercial	46.3	(1.6)	(2.2)	0.4	42.9
Agricultural	7.1	0.8	(2.0)	0.1	6.0
Total allowance for credit losses	$215.3	$0.1	$(13.0)	$7.2	$209.6

Six Months Ended June 30, 2025	Beginning Balance	Provision for Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$7.5	$(3.5)	$5.3	$148.7
Consumer	16.8	2.8	(10.3)	2.7	12.0
Commercial	38.9	8.2	(5.1)	0.9	42.9
Agricultural	9.0	1.8	(4.9)	0.1	6.0
Total allowance for credit losses	$204.1	$20.3	$(23.8)	$9.0	$209.6

Three Months Ended June 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$152.9	$(3.3)	$(10.1)	$0.2	$139.7
Consumer	12.6	8.6	(4.0)	1.3	18.5
Commercial	58.0	12.1	(2.2)	1.3	69.2
Agricultural	4.2	1.2	—	—	5.4
Total allowance for credit losses	$227.7	$18.6	$(16.3)	$2.8	$232.8

Six Months Ended June 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$(8.0)	$(13.3)	$0.9	$139.7
Consumer	13.0	11.0	(7.8)	2.3	18.5
Commercial	50.2	23.3	(6.2)	1.9	69.2
Agricultural	4.4	0.7	—	0.3	5.4
Total allowance for credit losses	$227.7	$27.0	$(27.3)	$5.4	$232.8

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of June 30, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$78.8	$—	$78.8
Construction	—	4.0	—	4.0
Residential	—	2.7	—	2.7
Agricultural	—	17.0	—	17.0
Total real estate	—	102.5	—	102.5
Commercial	25.9	8.5	0.8	35.2
Agricultural	13.4	7.1	0.1	20.6
Total collateral-dependent loans	$39.3	$118.1	$0.9	$158.3

	Collateral Type
As of December 31, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$47.3	$—	$47.3
Construction	—	3.2	—	3.2
Residential	—	2.7	—	2.7
Agricultural	—	1.8	—	1.8
Total real estate	—	55.0	—	55.0
Commercial	20.3	1.1	0.8	22.2
Agricultural	—	20.3	0.1	20.4
Total collateral-dependent loans	$20.3	$76.4	$0.9	$97.6
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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of June 30, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$0.9	$4.4	$0.1	$5.4	$8,664.5	$81.0	$8,750.9
Construction	9.3	0.3	—	9.6	991.0	4.0	1,004.6
Residential	1.8	1.5	—	3.3	2,138.1	16.1	2,157.5
Agricultural	5.1	1.2	0.1	6.4	608.4	20.8	635.6
Total real estate	17.1	7.4	0.2	24.7	12,402.0	121.9	12,548.6
Consumer:
Indirect	7.0	2.1	0.6	9.7	593.5	3.9	607.1
Direct and advance lines	0.8	0.3	0.1	1.2	132.7	0.5	134.4
Credit card	—	—	—	—	—	—	—
Total consumer	7.8	2.4	0.7	10.9	726.2	4.4	741.5
Commercial	3.9	3.2	0.5	7.6	2,477.9	44.4	2,529.9
Agricultural	10.4	—	—	10.4	509.0	22.0	541.4
Other, including overdrafts	—	—	—	—	2.0	—	2.0
Loans held for investment	$39.2	$13.0	$1.4	$53.6	$16,117.1	$192.7	$16,363.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$4.9	$2.8	$—	$7.7	$9,200.1	$55.4	$9,263.2
Construction	3.7	—	—	3.7	1,237.6	3.3	1,244.6
Residential	6.6	2.7	0.4	9.7	2,166.5	15.4	2,191.6
Agricultural	7.6	2.8	—	10.4	685.4	5.3	701.1
Total real estate	22.8	8.3	0.4	31.5	13,289.6	79.4	13,400.5
Consumer:
Indirect	8.4	2.6	0.7	11.7	709.4	3.9	725.0
Direct and advance lines	0.6	0.2	0.3	1.1	132.3	0.6	134.0
Credit card	0.7	0.5	1.0	2.2	75.4	—	77.6
Total consumer	9.7	3.3	2.0	15.0	917.1	4.5	936.6
Commercial	11.2	3.0	0.6	14.8	2,781.1	33.5	2,829.4
Agricultural	2.4	2.8	—	5.2	661.8	20.9	687.9
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$46.1	$17.4	$3.0	$66.5	$17,651.2	$138.3	$17,856.0

(1) As of June 30, 2025 and December 31, 2024, none of our non-accrual loans were earning interest income. Additionally, $1.1 million and $1.5 million interest income was recognized on non-accrual loans during the three and the six months ended June 30, 2025, respectively, and $0.5 million and $0.8 million interest income was recognized on non-accrual loans during the three and the six months ended June 30, 2024, respectively. There were $1.0 million and $2.5 million in reversals of accrued interest during the three and the six months ended June 30, 2025, respectively, and $0.2 million and $2.0 million in reversals of accrued interest during the three and the six months ended June 30, 2024, respectively.
(2) As of June 30, 2025 and December 31, 2024, there were approximately $130.3 million and $56.9 million, respectively, of non-accrual loans for which there was no related allowance for credit loss, as these loans had sufficient collateral securing the loan for repayment.
(3) As of June 30, 2025, there were approximately $29.5 million, $9.7 million, and $74.7 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2024, there were approximately $13.5 million, $6.2 million, and $40.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of loans, by class and by type of modification, at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended June 30, 2025	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$13.2	$—	$13.2	0.15%
Agricultural	—	5.1	—	5.1	0.80
Total real estate	—	18.3	—	18.3	0.15
Commercial	—	3.9	0.1	4.0	0.16
Agricultural	—	8.9	—	8.9	1.64
Loans held for investment (2)	$—	$31.1	$0.1	$31.2	0.19

Six Months Ended June 30, 2025
Real estate:
Commercial	$—	$14.2	$0.8	$15.0	0.17%
Construction	—	11.5	—	11.5	1.14
Residential	—	0.3	0.2	0.5	0.02
Agricultural	—	5.2	—	5.2	0.82
Total real estate	—	31.2	1.0	32.2	0.26
Commercial	—	6.2	0.1	6.3	0.25
Agricultural	—	10.7	1.4	12.1	2.23
Loans held for investment (2)	$—	$48.1	$2.5	$50.6	0.31

Three Months Ended June 30, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$6.3	$—	$6.3	0.07%
Residential	—	—	0.3	0.3	0.01
Agricultural	—	5.7	—	5.7	0.79
Total real estate	—	12.0	0.3	12.3	0.09
Commercial	—	11.7	—	11.7	0.38
Agricultural	—	22.8	22.8	45.6	6.53
Loans held for investment (2)	$—	$46.5	$23.1	$69.6	0.38

Six Months Ended June 30, 2024
Real estate:
Commercial	$—	$17.5	$—	$17.5	0.19%
Residential	—	0.1	0.3	0.4	0.02
Agricultural	—	11.7	—	11.7	1.62
Total real estate	—	29.3	0.3	29.6	0.22
Consumer:
Direct and advance lines	—	0.1	—	0.1	0.07
Total consumer	—	0.1	—	0.1	0.01
Commercial	—	16.0	5.9	21.9	0.72
Agricultural	—	23.5	22.8	46.3	6.63
Loans held for investment (2)	$—	$68.9	$29.0	$97.9	0.54

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of June 30, 2025 and 2024, the Company excluded $0.3 million and $0.8 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

			Term Extension and Interest Rate Reduction
Three Months Ended June 30, 2025	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	14.4	0.0	—%
Agricultural	—	6.0	0.0	—
Total real estate	—
Commercial	—	8.1	23.6	0.2
Agricultural	—	5.9	0.0	—
Loans held for investment (1)	$—

Six Months Ended June 30, 2025
Real estate:
Commercial	$—	13.5	13.3	0.9%
Construction	—	6.4	0.0	—
Residential	—	22.3	84.8	2.2
Agricultural	—	6.0	0.0	—
Total real estate	—
Commercial	—	9.7	22.4	0.5
Agricultural	—	6.5	7.3	1.0
Loans held for investment (1)	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

			Term Extension and Interest Rate Reduction
Three Months Ended June 30, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	11.6	0.0	—%
Residential	—	0.0	31.2	3.4
Agricultural	—	7.1	0.0	—
Total real estate	—
Consumer:
Indirect	—	4.5	0.0	—
Direct and advance lines	—	5.0	0.0	—
Total consumer	—
Commercial	—	7.8	0.0	—
Agricultural	—	4.1	55.2	1.2
Loans held for investment (1)	$—

Six Months Ended June 30, 2024
Real estate:
Commercial	$—	7.2	0.0	—%
Residential	—	11.0	31.2	3.4
Agricultural	—	7.0	0.0	—
Total real estate	—
Consumer:
Indirect	—	4.9	0.0	—
Direct and advance lines	—	10.1	0.0	—
Total consumer	—
Commercial	—	7.8	5.0	1.0
Agricultural	—	4.1	55.2	1.2
Loans held for investment (1)	$—
(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended June 30, 2025 and 2024, there were zero and $1.2 million of loans classified as past due 30 days or more, respectively, with the remaining loans performing in accordance with the modified terms and classified as current at June 30, 2025 and 2024.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and 2024.
There were $2.1 million and $2.4 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended June 30, 2025 and 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$483.3	$1,097.8	$1,162.6	$1,562.9	$1,174.0	$2,322.1	$69.6	$97.1	$7,969.4
Special mention	116.1	137.4	45.5	39.7	96.8	111.5	0.1	—	547.1
Substandard	21.2	41.4	27.0	36.3	46.3	53.7	—	0.4	226.3
Doubtful	1.9	0.5	5.7	—	—	—	—	—	8.1
Total	622.5	1,277.1	1,240.8	1,638.9	1,317.1	2,487.3	69.7	97.5	8,750.9
Construction real estate:
Pass	143.4	349.5	108.5	228.0	33.4	28.3	73.4	3.5	968.0
Special mention	10.4	1.1	0.2	0.1	—	—	—	—	11.8
Substandard	9.5	1.9	0.1	10.1	1.7	—	0.2	—	23.5
Doubtful	—	1.3	—	—	—	—	—	—	1.3
Total	163.3	353.8	108.8	238.2	35.1	28.3	73.6	3.5	1,004.6
Agricultural real estate:
Pass	37.0	93.8	46.1	111.5	92.9	149.7	22.2	0.3	553.5
Special mention	4.1	10.6	1.7	4.2	8.1	15.3	1.1	—	45.1
Substandard	6.7	2.9	6.8	3.3	6.3	11.0	—	—	37.0
Total	47.8	107.3	54.6	119.0	107.3	176.0	23.3	0.3	635.6
Commercial:
Pass	166.9	340.4	287.2	317.6	251.9	312.2	660.9	7.1	2,344.2
Special mention	6.7	11.0	8.7	4.9	4.4	0.8	43.1	—	79.6
Substandard	7.3	26.2	8.3	8.7	5.2	2.6	23.9	13.7	95.9
Doubtful	0.5	2.5	0.5	6.3	0.4	—	—	—	10.2
Total	181.4	380.1	304.7	337.5	261.9	315.6	727.9	20.8	2,529.9
Agricultural:
Pass	52.6	50.0	23.0	31.0	11.7	8.3	269.9	0.9	447.4
Special mention	13.9	2.7	1.0	3.9	0.8	—	37.1	1.5	60.9
Substandard	11.1	5.4	0.7	0.1	—	0.5	4.6	0.1	22.5
Doubtful	5.9	0.1	2.6	—	—	—	2.0	—	10.6
Total	$83.5	$58.2	$27.3	$35.0	$12.5	$8.8	$313.6	$2.5	$541.4

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on non-accrual status and loans past due 90 days or more and still accruing interest are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of these loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming as of the periods indicated:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$18.2	$29.8	$75.8	$407.0	$469.6	$639.1	$496.1	$5.8	$2,141.4
Nonperforming	0.5	1.2	1.3	5.0	2.3	5.7	—	0.1	16.1
Total	18.7	31.0	77.1	412.0	471.9	644.8	496.1	5.9	2,157.5
Consumer indirect:
Performing	31.3	216.3	98.8	132.6	53.3	70.3	—	—	602.6
Nonperforming	0.2	0.9	0.8	1.2	0.7	0.7	—	—	4.5
Total	31.5	217.2	99.6	133.8	54.0	71.0	—	—	607.1
Consumer direct and advance lines:
Performing	28.9	35.2	18.8	13.8	7.3	7.0	22.8	—	133.8
Nonperforming	—	0.2	0.1	0.1	0.1	0.1	—	—	0.6
Total	$28.9	$35.4	$18.9	$13.9	$7.4	$7.1	$22.8	$—	$134.4

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$22.6	$73.8	$409.1	$487.3	$440.2	$252.5	$477.8	$12.5	$2,175.8
Nonperforming	1.3	1.5	4.9	2.1	1.1	4.9	—	—	15.8
Total	23.9	75.3	414.0	489.4	441.3	257.4	477.8	12.5	2,191.6
Consumer indirect:
Performing	266.8	127.2	167.5	68.9	44.4	45.6	—	—	720.4
Nonperforming	0.9	1.1	1.1	0.6	0.4	0.5	—	—	4.6
Total	267.7	128.3	168.6	69.5	44.8	46.1	—	—	725.0
Consumer direct and advance lines:
Performing	46.5	25.4	18.5	10.0	4.2	5.2	23.2	0.1	133.1
Nonperforming	0.4	0.1	0.2	0.1	—	0.1	—	—	0.9
Total	46.9	25.5	18.7	10.1	4.2	5.3	23.2	0.1	134.0
Consumer credit card:
Performing	—	—	—	—	—	—	76.6	—	76.6
Nonperforming	—	—	—	—	—	—	1.0	—	1.0
Total	$—	$—	$—	$—	$—	$—	$77.6	$—	$77.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$—	$—	$0.2	$2.5	$0.1	$—	$—	$2.8
Residential	—	0.2	0.1	0.3	0.1	—	—	—	0.7
Total real estate	—	0.2	0.1	0.5	2.6	0.1	—	—	3.5
Consumer:
Indirect	—	1.2	1.5	1.2	0.4	0.5	—	—	4.8
Direct and advance lines	0.1	0.5	0.3	0.1	—	1.0	—	—	2.0
Credit card	—	—	—	—	—	—	3.5	—	3.5
Total consumer	0.1	1.7	1.8	1.3	0.4	1.5	3.5	—	10.3
Commercial	—	0.5	1.9	0.4	0.3	0.8	1.2	—	5.1
Agricultural	2.0	2.9	—	—	—	—	—	—	4.9
Total current-period gross charge-offs	$2.1	$5.3	$3.8	$2.2	$3.3	$2.4	$4.7	$—	$23.8

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$0.2	$5.7	$—	$19.4	$—	$0.1	$—	$—	$25.4
Construction	—	—	13.1	—	0.1	—	—	—	13.2
Residential	—	0.2	0.2	0.1	0.3	0.2	—	—	1.0
Total real estate	0.2	5.9	13.3	19.5	0.4	0.3	—	—	39.6
Consumer:
Indirect	0.5	2.0	3.4	1.1	0.4	1.1	—	—	8.5
Direct and advance lines	0.2	0.6	0.9	0.2	—	1.8	0.1	0.1	3.9
Credit card	—	—	—	—	—	—	3.0	—	3.0
Total consumer	0.7	2.6	4.3	1.3	0.4	2.9	3.1	0.1	15.4
Commercial	21.6	2.2	1.1	0.3	0.1	0.1	31.1	2.9	59.4
Agricultural	—	—	—	0.3	—	—	—	—	0.3
Total current-period gross charge-offs	$22.5	$10.7	$18.7	$21.4	$0.9	$3.3	$34.2	$3.0	$114.7

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the six months ended June 30, 2025 or 2024.

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
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended June 30, 2025 and 2024.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended June 30, 2025 and 2024.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.
As part of the Company’s overall asset and liability management strategy, the Company has two active interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million with maturities of August 15, 2025. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a reset and when the interest index exceeds the cap rate on a rate reset.
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

	June 30, 2025			December 31, 2024
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives designated as accounting hedges:
Interest rate swap contracts	$—		$—	$—		$—

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,330.7		29.1	1,415.4		44.9
Interest rate lock commitments	4.2		—	2.7		—
Forward loan sales contracts	5.6		—	2.4		—
Derivative assets	$1,340.5	Other assets	$29.1	$1,420.5	Other assets	$44.9

Derivatives designated as accounting hedges:
Interest rate collars	$300.0		$0.3	$300.0		$1.0
Interest rate swap contracts	—		—	300.0		2.8

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,330.7		88.6	1,415.4		130.0
Risk participation agreements	87.9		—	91.6		—
Derivative liabilities	$1,718.6	Accounts payable and accrued expenses	$88.9	$2,107.0	Accounts payable and accrued expenses	$133.8
There was an unrealized fair value loss on cash flow hedging derivative instruments recognized in other comprehensive income of $0.9 million and $1.9 million for the three and the six months ended June 30, 2025 and an unrealized fair value gain of $5.1 million and $22.5 million for the three and the six months ended June 30, 2024. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
in the operating section of the consolidated statements of cash flows.

The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	June 30, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$29.1	$—	$29.1	$—	$29.1	$—
Total derivatives	29.1	—	29.1	—	29.1	—
Total assets	$29.1	$—	$29.1	$—	$29.1	$—
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$88.9	$—	$88.9	$—	$—	$88.9
Total derivatives	88.9	—	88.9	—	—	88.9
Repurchase agreements(2)	509.3	—	509.3	—	—	509.3
Total liabilities	$598.2	$—	$598.2	$—	$—	$598.2
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$44.9	$—	$44.9	$—	$42.4	$2.5
Total derivatives	44.9	—	44.9	—	42.4	2.5
Total assets	$44.9	$—	$44.9	$—	$42.4	$2.5
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2025 or December 31, 2024 it could have been required to settle its obligations under the agreements at the termination value.
As of June 30, 2025, the fair value of derivatives in a net liability position that have contingent features described above was zero. As of June 30, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. At June 30, 2025, the Company had not breached any of the settlement acceleration provisions.
(6)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

	June 30, 2025	December 31, 2024
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 14, 2025. Effective May 15, 2025, floating Three-Month Term Secured Overnight Financing Rate plus 518.0 basis points.	$99.3	$99.1
Fixed to floating subordinated notes, 7.625% fixed rate effective June 2025 through June 2030	122.3	—
Subsidiaries:
0.00% FHLB borrowings maturing in August 2029	3.9	3.9
8.00% finance lease obligation with term ending October 31, 2029	0.7	0.8
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	—	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	—	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	6.4	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	12.6
Total long-term debt	$252.0	$132.2
The Company’s outstanding $100.0 million of aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “2020 Subordinated Notes”) set forth in the table above have been called for redemption on August 15, 2025, as further described in Note 15 – Subsequent Events herein.
On June 10, 2025, the Company completed a public offering of $125.0 million fixed-to-floating rate subordinated notes due June 15, 2035 (the “Notes”). The Company may elect to redeem the Notes, in whole or in part, on any early redemption date which is any interest payment date on or after June 15, 2030 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The Company may also redeem the Notes, in whole but not in part, upon certain conditions as defined in the indenture governing the Notes. Any early redemption of the Notes will be subject to regulatory approval to the extent then required under applicable laws or regulations, including capital regulations.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
From and including the date of issuance to, but excluding, June 15, 2030, or earlier redemption date, the Notes will bear interest at an initial fixed rate of 7.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. From and including June 15, 2030 to, but excluding, June 15, 2035, or earlier redemption date, the Notes will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”) (as defined in the indenture governing the Notes), plus 398.0 basis points, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2030. Notwithstanding the foregoing, if the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.
At June 30, 2025, the Company had $250.0 million in outstanding FHLB borrowings with remaining tenors of up to twelve-months at an average rate of 4.72%, as compared to $1,567.5 million of outstanding FHLB fixed rate borrowings with tenors of up to three-months at an average rate of 4.77% at December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had no other material outstanding borrowings classified as other borrowed funds.
At June 30, 2025, the Company has remaining available lines of credit with the FHLB of approximately $4,940.0 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,193.9 million.
The following table presents outstanding FHLB borrowings by original maturity classification for the dates indicated:

As of June 30, 2025	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors over twelve-months	4.72%	$250.0
Total outstanding FHLB borrowings		$250.0

As of December 31, 2024	Average Rate	Outstanding Balance
Fixed rate borrowings with tenors of up to twelve-months	4.78%	$1,317.5
Fixed rate borrowings with tenors over twelve-months	4.72	250.0
Total outstanding FHLB borrowings		$1,567.5

(7)    CAPITAL STOCK
The Company’s common stock is traded on the NASDAQ stock market under the symbol “FIBK.”
As of June 30, 2025, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 104,874,177 shares and 104,585,964 shares of common stock outstanding as of June 30, 2025 and December 31, 2024, respectively, and no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024.
During the six months ended June 30, 2025, the Company issued 35,352 restricted stock units to directors for their annual service on the Company's board of directors. The aggregate value of the restricted stock units issued to directors of $1.0 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As of June 30, 2025, the Company does not have a stock repurchase program in place. Stock repurchases during the six months ended June 30, 2025 and 2024, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$71.7	$60.0	$121.9	$118.4
Weighted average common shares outstanding for basic earnings per share computation	103,260,996	102,936,996	103,177,077	102,890,697
Dilutive effects of stock-based compensation	102,696	156,139	226,986	184,746
Weighted average common shares outstanding for diluted earnings per common share computation	103,363,692	103,093,135	103,404,063	103,075,443

Basic earnings per common share	$0.69	$0.58	$1.18	$1.15
Diluted earnings per common share	0.69	0.58	1.18	1.15

Anti-dilutive unvested time restricted stock	428,989	55,785	915	55,953
The Company had 798,491 and 786,790 shares of unvested restricted stock as of June 30, 2025 and 2024, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(9)    REGULATORY CAPITAL
As of June 30, 2025 and December 31, 2024, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of June 30, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$3,109.7	16.49%	$1,508.4	8.00%	$1,979.8	10.50%	$1,885.5	10.00%
FIB	2,725.4	14.49	1,504.4	8.00	1,974.5	10.50	1,880.5	10.00
Tier 1 risk-based capital:
Consolidated	2,532.0	13.43	1,131.3	6.00	1,602.7	8.50	1,508.4	8.00
FIB	2,510.3	13.35	1,128.3	6.00	1,598.4	8.50	1,504.4	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,532.0	13.43	848.5	4.50	1,319.8	7.00	1,225.6	6.50
FIB	2,510.3	13.35	846.2	4.50	1,316.3	7.00	1,222.3	6.50
Leverage capital ratio:
Consolidated	2,532.0	9.37	1,080.9	4.00	1,080.9	4.00	1,351.1	5.00
FIB	2,510.3	9.31	1,079.0	4.00	1,079.0	4.00	1,348.7	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,962.8	14.38%	$1,647.8	8.00%	$2,162.8	10.50%	$2,059.8	10.00%
FIB	2,691.5	13.10	1,644.1	8.00	2,157.9	10.50	2,055.2	10.00
Tier 1 risk-based capital:
Consolidated	2,504.0	12.16	1,235.9	6.00	1,750.8	8.50	1,647.8	8.00
FIB	2,490.3	12.12	1,233.1	6.00	1,746.9	8.50	1,644.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,504.0	12.16	926.9	4.50	1,441.8	7.00	1,338.8	6.50
FIB	2,490.3	12.12	924.8	4.50	1,438.6	7.00	1,335.8	6.50
Leverage capital ratio:
Consolidated	2,504.0	8.71	1,149.4	4.00	1,149.4	4.00	1,436.8	5.00
FIB	2,490.3	8.68	1,147.5	4.00	1,147.5	4.00	1,434.4	5.00
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
As of June 30, 2025, the Company had commitments under construction contracts of $12.0 million.
Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of June 30, 2025. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the period ended June 30, 2025. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions during the period ended June 30, 2025.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$5.1	$15.4	$5.2	$18.4
Reduction of provision for credit loss expense	(0.3)	(9.6)	(0.4)	(12.6)
Ending balance	$4.8	$5.8	$4.8	$5.8

	June 30, 2025	December 31, 2024
Commitments to extend credit	$2,896.2	$3,076.5
Standby letters of credit	64.4	73.5
(12)    OTHER COMPREHENSIVE LOSS
The gross amounts of each component of other comprehensive loss and the related tax effects for the periods indicated are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Investment securities available-for sale:
Change in net unrealized gains during the period	$44.7	$2.5	$(11.1)	$(0.7)	$33.6	$1.8
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Cash flow hedge:
Change in unrealized gains (losses) on derivatives	0.9	(5.1)	(0.1)	1.4	0.8	(3.7)
Reclassification adjustment for derivatives net losses included in net income	0.4	4.6	(0.1)	(1.2)	0.3	3.4
Total other comprehensive income	$45.9	$1.9	$(11.3)	$(0.5)	$34.6	$1.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Investment securities available-for sale:
Change in net unrealized gains (losses) during the period	$115.4	$(23.9)	$(28.8)	$5.9	$86.6	$(18.0)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(0.1)	(0.3)	—	—	(0.1)	(0.3)
Cash flow hedge:
Change in unrealized gains (losses) on derivatives	1.9	(22.5)	(0.4)	5.8	1.5	(16.7)
Reclassification adjustment for derivatives net losses included in net income	1.4	8.1	(0.4)	(2.1)	1.0	6.0
Total other comprehensive income (loss)	$118.6	$(38.6)	$(29.6)	$9.6	$89.0	$(29.0)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2025	December 31, 2024
Net unrealized loss on investment securities available-for-sale	$(227.0)	$(313.6)
Net unrealized loss on investment securities transferred to held-to-maturity	(6.0)	(5.9)
Net unrealized loss on derivatives	0.1	(2.4)
Net accumulated other comprehensive loss	$(232.9)	$(321.9)
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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and the six months ended June 30, 2025 and 2024.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three and the six months ended June 30, 2025 and 2024.

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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$233.9	$—	$233.9	$—
State, county, and municipal securities	213.4	—	213.4	—
Obligations of U.S. government agencies	206.7	—	206.7	—
U.S. agency commercial mortgage-backed securities	947.1	—	947.1	—
U.S. agency residential mortgage-backed securities	1,111.4	—	1,111.4	—
U.S. agency collateralized mortgage obligations	993.6	—	993.6	—
Private mortgage-backed securities	182.3	—	182.3	—
Collateralized loan obligations	626.8	—	626.8	—
Corporate securities	227.0	—	227.0	—
Loans held for sale	4.2	—	4.2	—
Derivative assets:
Interest rate swap contracts	29.1	—	29.1	—
Derivative liabilities:
Interest rate collars	0.3	—	0.3	—
Interest rate swap contracts	88.6	—	88.6	—
Deferred compensation plan assets	21.5	21.5	—	—

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

As of June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$32.8	$—	$—	$32.8
Loans held for sale	331.0	—	—	331.0
Long-lived assets to be disposed of by sale	1.9	—	—	1.9

As of December 31, 2024
Collateral-dependent loans	$97.6	$—	$—	$97.6

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of June 30, 2025 and December 31, 2024, the Company had collateral-dependent loans with a carrying value of $158.3 million and $97.6 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of June 30, 2025, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $11.6 million. As of December 31, 2024, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $0.8 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32.8	Appraisal	Appraisal adjustment	2%	-	100%	(32%)
Loans held for sale	331.0	Fair value of collateral	Discount for type of property, age of appraisal, and current status	—%	-	7%	(2)%
Long-lived assets to be disposed of by sale	1.9	Appraisal	Appraisal adjustment	—%	-	—%	—%

As of December 31, 2024
Collateral-dependent loans	$97.6	Appraisal	Appraisal adjustment	—%	-	87%	(40%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of June 30, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,090.2	$1,090.2	$1,090.2	$—	$—
Investment debt securities held-to-maturity	2,570.0	2,317.0	—	2,317.0	—
Accrued interest receivable	105.7	105.7	—	105.7	—
Mortgage servicing rights, net	24.4	35.7	—	35.7	—
Net loans held for investment	16,143.8	15,750.4	—	—	15,750.4
Total financial assets	$19,934.1	$19,299.0	$1,090.2	$2,458.4	$15,750.4

Financial liabilities:
Total deposits, excluding time deposits	$19,834.0	$19,834.0	$19,834.0	$—	$—
Time deposits	2,796.6	2,782.0	—	2,782.0	—
Securities sold under repurchase agreements	509.3	509.3	—	509.3	—
Other borrowed funds	250.0	250.0	—	250.0	—
Accrued interest payable	41.3	41.3	—	41.3	—
Long-term debt	252.0	256.7	—	256.7	—
Subordinated debentures held by subsidiary trusts	163.1	149.5	—	149.5	—
Total financial liabilities	$23,846.3	$23,822.8	$19,834.0	$3,988.8	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$896.6	$896.6	$896.6	$—	$—
Investment debt securities held-to-maturity	2,687.5	2,358.6	—	2,358.6	—
Accrued interest receivable	116.8	116.8	—	116.8	—
Mortgage servicing rights, net	25.7	35.4	—	35.4	—
Net loans held for investment	17,640.8	17,154.7	—	—	17,154.7
Total financial assets	$21,367.4	$20,562.1	$896.6	$2,510.8	$17,154.7

Financial liabilities:
Total deposits, excluding time deposits	$20,125.1	$20,125.1	$20,125.1	$—	$—
Time deposits	2,890.5	2,875.5	—	2,875.5	—
Securities sold under repurchase agreements	523.9	523.9	—	523.9	—
Other borrowed funds	1,567.5	1,567.5	—	1,567.5	—
Accrued interest payable	47.0	47.0	—	47.0	—
Long-term debt	132.2	131.9	—	131.9	—
Subordinated debentures held by subsidiary trusts	163.1	152.3	—	152.3	—
Total financial liabilities	$25,449.3	$25,423.2	$20,125.1	$5,298.1	$—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(14)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
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
(15)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On July 28, 2025, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on August 21, 2025 to shareholders of record as of August 11, 2025.
As previously announced, on July 3, 2025, the Company delivered a redemption notice, through the Depository Trust Company, to each holder of the Company’s outstanding $100.0 million aggregate principal amount of 2020 Subordinated Notes in connection with the contemplated redemption on August 15, 2025. The Company intends to early redeem, without any prepayment penalty, the 2020 Subordinated Notes in full on August 15, 2025, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, August 15, 2025.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of June 30, 2025, we operate 301 banking offices, including branches and detached drive-up facilities, in communities across fourteen states—Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
As of June 30, 2025, we had consolidated assets of $27.6 billion, deposits of $22.6 billion, net loans held for investment of $16.1 billion, and total stockholders’ equity of $3.4 billion.
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
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we have incurred, and may incur in the future, costs related to our strategic acquisitions, divestitures and other transactions.
Our loan portfolio consists of a mix of real estate, consumer, commercial, agricultural, and other loans, including fixed, adjustable, and variable rate loans. Our real estate loans comprise commercial real estate, construction (including residential, commercial, and land development construction loans), residential, agricultural, and other real estate loans. Fluctuations in the loan portfolio are directly related to the economies of the communities we serve. While each loan we originate must meet minimum underwriting standards we establish through our credit policies, our bankers are granted limited discretion to approve and price loans within pre-approved limits which assures that we are responsive to community needs in each market area and remain competitive. We fund our loan portfolio primarily with the core deposits from our clients. Historically, we have not relied on brokered deposits as a source of funding. We have also utilized wholesale funding sources to a limited extent.

Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain, Pacific Northwest, Midwest, and Southwest regions.
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025. Under our indirect lending program, indirect loans were created when we purchased consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. At June 30, 2025, indirect loans represented approximately 3.7% of loan balances and 81.9% of our consumer loan portfolio.
Pending Sale of Arizona and Kansas Branches
As previously disclosed, on April 28, 2025, the Bank entered into a Purchase and Assumption Agreement with Enterprise Bank & Trust (“Enterprise Bank”), a wholly-owned subsidiary of Enterprise Financial Services Corp, pursuant to which Enterprise Bank will acquire twelve branches from the Bank, including approximately $705 million in deposits and certain commercially-oriented loans with outstanding balances of $331 million as of June 30, 2025, and the owned real estate and fixed and other assets associated with the branches. The branches include all of the Bank’s Kansas and Arizona locations, with ten branches in Arizona and two branches in Kansas. Consummation of the transaction is subject to regulatory approvals and other customary conditions to closing. It is currently anticipated that the closing of the transaction will take place by early fourth quarter of 2025. In the second quarter of 2025, $338.3 million of loans held for investment related to the pending sale of the Arizona and Kansas branches were transferred to loans held-for-sale. For more information, see “Note 3 - Loans Held For Sale” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Consumer Credit Card Outsourcing
In June 2025, we completed the outsourcing of our consumer credit card portfolio resulting in the sale of $74.2 million of consumer credit card loans and recognition of a $4.3 million gain, net of the related consumer credit card rewards liability.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of June 30, 2025. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.
As of June 30, 2025, our FDIC insured deposits were 64.6% of total deposits, including accounts eligible for pass-through insurance. As of July 31, 2025, the Bank had available borrowing capacity of $5.2 billion with the Federal Home Loan Bank (“FHLB”) and $2.4 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
The Federal Reserve increased short-term interest rates 525 basis points between March 16, 2022 and July 29, 2023. With general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to short-term interest rates and decreased them by 100 basis points between September 2024 and June 2025.
The Company’s quarterly yield on interest earning assets increased to 4.76% as of June 30, 2025 from 4.75% as of March 31, 2025, and decreased from 4.80% as of June 30, 2024.
The recent declines in short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt. The Company’s cost of funds decreased to 1.50% during the three months ended June 30, 2025 from 1.59% during the three months ended March 31, 2025, and decreased from 1.86% during the three months ended June 30, 2024. During the second quarter of 2025, the changes in the mix and cost of funds was partially offset by the change in the mix and yield on earning assets, resulting in an increase of the Company’s net interest margin during the three months ended June 30, 2025 to 3.30% from 3.19% during the three months ended March 31, 2025 and from 2.97% for the three months ended June 30, 2024. The Company’s FTE net interest margin, a non-GAAP financial measure, increased to 3.32% during the three months ended June 30, 2025, from 3.22% during the three months ended March 31, 2025, and increased from 3.00% during the three months ended June 30, 2024.

The Company expects to see continued volatility in the economic markets, which may include recessionary signs in the economy resulting from, among other things, uncertain conditions due to changes in U.S. policies like the implementation of new tariffs, retaliatory tariffs, and other trade policies. These uncertain conditions could have adverse impacts on the balance sheet and income statement of the Company for the remainder of the year.
A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses. For example, we believe macroeconomic conditions have contributed to slower lease-up in our multifamily portfolio, which resulted in an increase in criticized assets during the second quarter of 2025. For additional information regarding criticized assets, see “Note – Loans Held for Investment – Credit Quality Indicators” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
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
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and are also referenced in “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. There have been no material changes during the second quarter of 2025 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Net Income
Net income increased $11.7 million to $71.7 million, or $0.69 per diluted share, during the three months ended June 30, 2025, as compared to net income of $60.0 million, or $0.58 per diluted share, for the same period in 2024, which is primarily attributable to a $9.3 million lower provision for credit losses and higher net interest income, partially offset by higher income tax expense. The net interest income increase was the result of lower interest expense on interest bearing liabilities during the 2025 period.

Net income increased $3.5 million to $121.9 million, or $1.18 per diluted share, during the six months ended June 30, 2025, as compared to net income of $118.4 million, or $1.15 per diluted share, for the same period in 2024, which is primarily attributable to higher net interest income, partially offset by higher provision for credit losses during the 2025 period.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	June 30, 2025			June 30, 2024
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest earning assets:
Loans (1)	$17,053.8	$240.2	5.65%	$18,253.9	$254.4	5.61%
Investment securities:
Taxable	7,254.3	49.6	2.74	8,311.6	62.3	3.01
Tax-exempt	181.7	0.8	1.77	187.8	0.8	1.71
Investment in FHLB and FRB stock	139.3	2.1	6.05	185.5	3.3	7.16
Interest bearing deposits in banks	550.9	6.2	4.51	348.0	4.9	5.66
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$25,180.1	$298.9	4.76%	$27,286.9	$325.7	4.80%
Noninterest earning assets	2,718.3			2,853.7
Total assets	$27,898.4			$30,140.6
Interest bearing liabilities:
Demand deposits	$6,402.9	$15.0	0.94%	$6,142.9	$13.9	0.91%
Savings deposits	7,801.3	36.6	1.88	7,760.3	40.8	2.11
Time deposits	2,806.2	23.7	3.39	2,863.4	26.2	3.68
Repurchase agreements	517.4	1.1	0.85	775.5	1.9	0.99
Other borrowed funds	720.4	8.3	4.62	2,501.9	31.8	5.11
Long-term debt	158.4	2.7	6.84	377.2	4.4	4.69
Subordinated debentures held by subsidiary trusts	163.1	2.9	7.13	163.1	3.3	8.14
Total interest bearing liabilities	$18,569.7	$90.3	1.95%	$20,584.3	$122.3	2.39%
Noninterest bearing deposits	5,561.3			5,868.7
Other noninterest bearing liabilities	366.3			492.3
Stockholders’ equity	3,401.1			3,195.3
Total liabilities and stockholders’ equity	$27,898.4			$30,140.6
Net FTE interest income (non-GAAP)(3)		$208.6			$203.4
Less FTE adjustments(2)		(1.4)			(1.7)
Net interest income from consolidated statements of income		$207.2			$201.7
Interest rate spread			2.81%			2.41%
Net interest margin			3.30			2.97
Net FTE interest margin (non-GAAP)(3)			3.32			3.00
Cost of funds, including noninterest bearing demand deposits (4)			1.50			1.86

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
(5) Dividends on FHLB and FRB stock.
Net interest income increased $5.5 million during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to a decrease in interest expense resulting from decreased rates on other borrowed funds along with a decrease in average other borrowed funds balances, partially offset by lower interest income on investment securities as a result of a decrease in average rates and average investment security balances and as a result of a decrease in average loan balances.
Net interest income included interest accretion related to the fair value of acquired loans of $4.2 million during the three months ended June 30, 2025, compared to interest accretion of $5.1 million during the three months ended June 30, 2024.

Our net interest margin ratio increased 33 basis points to 3.30% for the three months ended June 30, 2025, as compared to 2.97% for the same period in 2024 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 32 basis points for the three months ended June 30, 2025, as compared to the same period in 2024. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 34 basis points to 3.26% during the three months ended June 30, 2025, as compared to 2.92% for the same period in 2024. The increases in net interest margin ratio were primarily as a result of lower interest expense resulting from decreased rates on borrowings and decreased other borrowed funds balances.

Average Balance Sheets, Yields and Rates	Six Months Ended
(Dollars in millions)	June 30, 2025			June 30, 2024
	Average Balance	Interest (2) (5)	Average Rate	Average Balance	Interest (2) (5)	Average Rate
Interest earning assets:
Loans (1)	$17,359.4	$483.7	5.62%	$18,271.5	$508.0	5.59%
Investment securities
Taxable	7,358.7	100.9	2.77	8,518.9	126.8	2.99
Tax-exempt	182.2	1.7	1.88	188.4	1.7	1.81
Investment in FHLB and FRB stock	157.5	5.0	6.40	191.9	6.6	6.92
Interest bearing deposits in banks	559.2	12.5	4.51	322.3	9.0	5.62
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$25,617.1	$603.8	4.75%	$27,493.1	$652.1	4.77%
Noninterest earning assets	2,739.0			2,839.8
Total assets	$28,356.1			$30,332.9
Interest bearing liabilities:
Demand deposits	$6,407.8	$29.4	0.93%	$6,146.6	$26.8	0.88%
Savings deposits	7,800.8	72.3	1.87	7,771.1	79.9	2.07
Time deposits	2,834.4	48.7	3.46	2,917.9	53.3	3.67
Repurchase agreements	525.2	2.3	0.88	788.8	4.2	1.07
Other borrowed funds	1,124.7	25.8	4.63	2,636.9	67.4	5.14
Long-term debt	145.3	4.4	6.11	367.0	8.7	4.77
Subordinated debentures held by subsidiary trusts	163.1	5.7	7.05	163.1	6.6	8.14
Total interest bearing liabilities	$19,001.3	$188.6	2.00%	$20,791.4	$246.9	2.39%
Noninterest bearing deposits	5,584.6			5,850.5
Other noninterest bearing liabilities	392.0			479.1
Stockholders’ equity	3,378.2			3,211.9
Total liabilities and stockholders’ equity	$28,356.1			$30,332.9
Net FTE interest income (non-GAAP)(3)		$415.2			$405.2
Less FTE adjustments’(2)		(3.0)			(3.4)
Net interest income from consolidated statements of income		$412.2			$401.8
Interest rate spread			2.75%			2.38%
Net interest margin			3.24			2.94
Net FTE interest margin (non-GAAP)(3)			3.27			2.96
Cost of funds, including non-interest-bearing demand deposits (4)			1.55			1.86

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
(5) Dividends on FHLB and FRB stock.

Net interest income increased $10.4 million during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to a decrease in interest expense resulting from decreased rates on other borrowed funds along with a decrease in average other borrowed funds balances, partially offset by lower interest income on investment securities as a result of a decrease in average rates and average investment security balances and as a result of a decrease in average loan balances.
Net interest income included interest accretion related to the fair value of acquired loans of $8.9 million during the six months ended June 30, 2025, compared to interest accretion of $11.6 million during the six months ended June 30, 2024.
Our net interest margin ratio increased 30 basis points to 3.24% for the six months ended June 30, 2025, as compared to 2.94% for the same period in 2024 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 31 basis points for the six months ended June 30, 2025, as compared to the same period in 2024. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 32 basis points to 3.20% during the six months ended June 30, 2025, as compared to 2.88% for the same period in 2024. The increases in net interest margin ratio were primarily as a result of lower interest expense resulting from decreased rates on borrowings and decreased other borrowed funds balances.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the six months ended June 30, 2025 and 2024. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 compared with Six Months Ended June 30, 2024
	Volume	Rate(2)	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(16.8)	$2.6	$(14.2)	$(25.3)	$1.0	$(24.3)
Investment securities (1)	(7.9)	(4.8)	(12.7)	(17.2)	(8.7)	(25.9)
Investment in FHLB and FRB stock	(0.8)	(0.4)	(1.2)	(1.2)	(0.4)	(1.6)
Interest bearing deposits in banks	2.9	(1.6)	1.3	6.6	(3.1)	3.5
Total change	(22.6)	(4.2)	(26.8)	(37.1)	(11.2)	(48.3)
Interest bearing liabilities:
Demand deposits	0.6	0.5	1.1	1.1	1.5	2.6
Savings deposits	0.2	(4.4)	(4.2)	0.3	(7.9)	(7.6)
Time deposits	(0.5)	(2.0)	(2.5)	(1.5)	(3.1)	(4.6)
Repurchase agreements	(0.6)	(0.2)	(0.8)	(1.4)	(0.5)	(1.9)
Other borrowed funds	(22.7)	(0.8)	(23.5)	(38.5)	(3.1)	(41.6)
Long-term debt	(2.6)	0.9	(1.7)	(5.2)	0.9	(4.3)
Subordinated debentures held by subsidiary trusts	—	(0.4)	(0.4)	—	(0.9)	(0.9)
Total change	(25.6)	(6.4)	(32.0)	(45.2)	(13.1)	(58.3)
Increase in FTE net interest income (1)	$3.0	$2.2	$5.2	$8.1	$1.9	$10.0
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended		Six Months Ended
(In millions, except % and per share data)		Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net interest income	(A)	$207.2	$201.7	$412.2	$401.8
FTE interest income		1.4	1.7	3.0	3.4
Net FTE interest income (Non-GAAP)	(B)	208.6	203.4	415.2	405.2
Less purchase accounting accretion		4.2	5.1	8.9	11.6
Adjusted net FTE interest income (Non-GAAP)	(C)	$204.4	$198.3	$406.3	$393.6

Average interest earning assets	(D)	$25,180.1	$27,286.9	$25,617.1	$27,493.1

Net interest margin (GAAP)	(A*) / (D)	3.30%	2.97%	3.24%	2.94%
Net FTE interest margin (Non-GAAP)	(B*) / (D)	3.32	3.00	3.27	2.96
Adjusted net FTE interest margin ratio (Non-GAAP)	(C*) / (D)	3.26	2.92	3.20	2.88
*Annualized
Provision for Credit Losses
Fluctuations in the provision for credit losses reflect charge-offs and recoveries as well as management’s estimate of possible credit losses based upon the composition of our loan portfolio, evaluation of the borrowers’ ability to repay, collateral value of underlying loans, loan loss trends, and estimated effects of current and forecasted economic conditions on our loans held for investment and investment securities portfolios.
The Company recorded a $0.3 million reduction of credit losses, which included a provision for credit losses of $0.1 million on loans held for investment, a reduction of credit losses for unfunded commitments of $0.3 million, and a reduction of credit losses for investment securities of $0.1 million during the three months ended June 30, 2025, as compared to a $9.0 million provision for credit losses during same period in 2024. Net charge-offs were $5.8 million or an annualized 0.14% of average loans outstanding during the three months ended June 30, 2025, as compared to net charge-offs of $13.5 million, or an annualized 0.30% of average loans outstanding during the same period in 2024. Net loan charge-offs in the second quarter of 2025 were composed of charge-offs of $13.0 million, which were partially offset by recoveries of $7.2 million.
The provision for credit losses during the six months ended June 30, 2025 of $19.7 million included a provision for credit losses on loans held for investment of $20.3 million, a reduction of credit losses on unfunded commitments of $0.4 million, and a reduction of credit losses on investment securities of $0.2 million. This compares to a provision for credit losses of $14.3 million during the same period in 2024. Net charge-offs were $14.8 million or an annualized 0.17% of average loans outstanding during the six months ended June 30, 2025, as compared to net charge-offs of $21.9 million, or an annualized 0.24% of average loans outstanding during the same period in 2024. Net loan charge-offs during the six months ended June 30, 2025 were composed of charge-offs of $23.8 million, which were partially offset by recoveries of $9.0 million.
For information regarding our non-performing loans, see “Financial Condition – Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” included herein.

Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees. The following table presents the composition of our noninterest income for the periods indicated:

Noninterest Income	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2025	2024			2025	2024
Payment services revenues	$17.8	$18.6	$(0.8)	(4.3)%	$34.9	$37.0	$(2.1)	(5.7)%
Mortgage banking revenues	1.8	1.7	0.1	5.9	3.2	3.4	(0.2)	(5.9)
Wealth management revenues	9.7	9.4	0.3	3.2	19.5	18.6	0.9	4.8
Service charges on deposit accounts	6.9	6.4	0.5	7.8	13.5	12.4	1.1	8.9
Other service charges, commissions and fees	2.1	2.1	—	—	4.4	4.3	0.1	2.3
Other income	2.8	4.4	(1.6)	(36.4)	7.6	9.0	(1.4)	(15.6)
Total noninterest income	$41.1	$42.6	$(1.5)	(3.5)	$83.1	$84.7	$(1.6)	(1.9)
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $0.8 million during the three months ended June 30, 2025, as compared to the same period in 2024. For the six months ended June 30, 2025, payment services revenues decreased $2.1 million, as compared to the same period in 2024, primarily due to a decrease in credit card interchange revenue and a decrease in debit card revenues.
Service charges on deposit accounts are primarily driven by service fees and overdraft charges on deposit accounts. Service charges on deposit accounts increased $0.5 million during the three months ended June 30, 2025 compared to the same period in 2024. For the six months ended June 30, 2025, service charges on deposit accounts increased $1.1 million, as compared to the same period in 2024, primarily driven by an increase in ACH and wire services.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income decreased $1.6 million during the three months ended June 30, 2025 and decreased $1.4 million during the six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to a $7.3 million valuation allowance for loans transferred from loans held for investment to held for sale related to the pending sale of the Arizona and Kansas branches, partially offset by a $4.3 million gain received net of the related credit card rewards liability for the sale of the consumer credit card portfolio and an increase in life insurance proceeds.

Noninterest Expense
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest Expense	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(Dollars in millions)	2025	2024			2025	2024
Salaries and wages	$65.0	$66.3	$(1.3)	(2.0)%	$133.6	$131.5	$2.1	1.6%
Employee benefits	17.9	16.9	1.0	5.9	37.9	36.2	1.7	4.7
Outsourced technology services	13.3	14.0	(0.7)	(5.0)	27.5	27.6	(0.1)	(0.4)
Occupancy, net	13.4	11.7	1.7	14.5	27.1	24.0	3.1	12.9
Furniture and equipment	5.2	5.2	—	—	10.2	10.2	—	—
OREO expense, net of income	—	2.0	(2.0)	(100.0)	0.5	4.0	(3.5)	(87.5)
Professional fees	5.7	5.1	0.6	11.8	11.2	11.9	(0.7)	(5.9)
FDIC insurance premiums	4.0	6.6	(2.6)	(39.4)	8.3	14.0	(5.7)	(40.7)
Other intangibles amortization	3.4	3.7	(0.3)	(8.1)	6.8	7.4	(0.6)	(8.1)
Other expenses	27.2	25.4	1.8	7.1	52.6	50.3	2.3	4.6
Total noninterest expense	$155.1	$156.9	$(1.8)	(1.1)	$315.7	$317.1	$(1.4)	(0.4)
Noninterest expense decreased $1.8 million during the three months ended June 30, 2025 compared to the same period in 2024 and decreased $1.4 million during the six months ended June 30, 2025 as compared to the same period in 2024.
Salaries and wages expense decreased $1.3 million during the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower short-term incentive accruals, which were partially offset by higher salaries and deferred loan costs. Salaries and wages expense increased $2.1 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher severance expense, deferred loan costs, and salaries, which were partially offset by lower short-term incentive accruals.
Employee benefits expense increased $1.0 million during the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher medical costs. Employee benefits expense increased $1.7 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher long-term incentives and payroll taxes, which were partially offset by lower medical costs.
Occupancy, net expense increased $1.7 million during the three months ended June 30, 2025 and increased $3.1 million during the six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to increases in janitorial, maintenance, repairs, and snow removal costs.
Other Real Estate Owned (“OREO”) expense, net of income decreased $2.0 million during the three months ended June 30, 2025 and decreased $3.5 million during the six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to a decrease in OREO valuation write-downs.
FDIC insurance premiums decreased $2.6 million during the three months ended June 30, 2025 and decreased $5.7 million during the six months ended June 30, 2025, primarily resulting from lower assessment fees as a result of lower average assets compared to the same periods in 2024, which included a $1.5 million special assessment accrual recorded during the first quarter of 2024.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $1.8 million during the three months ended June 30, 2025 and increased $2.3 million during the six months ended June 30, 2025, primarily resulting from increases in donation expense compared to the same periods in 2024.

Income Tax Expense
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and contains numerous tax provisions. Since the bill was signed after the close of the quarter, no financial statement impact was reflected in the second quarter of 2025. The Company is currently evaluating the impact of the OBBBA on the consolidated financial statements.
Our effective federal tax rate was 18.4% for the three months ended June 30, 2025 and 2024, and was 18.6% for the six months ended June 30, 2025 compared to 18.4% for the six months ended June 30, 2024. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 4.9% for the three months ended June 30, 2025 compared to 5.1% for the three months ended June 30, 2024 and was 5.2% for the six months ended June 30, 2025 and 2024.
Financial Condition
Total Assets
Total assets decreased $1,571.0 million, or 5.4%, to $27,566.4 million as of June 30, 2025, from $29,137.4 million as of December 31, 2024, primarily due to decreases in investment securities and loans. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasury notes, U.S. government agency, U.S. government agency commercial mortgage-backed securities, U.S. government residential mortgage-backed securities, U.S. government agency collateralized mortgage obligations, collateralized loan obligation, corporate securities, and tax-exempt municipal securities.
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 93.0% and 94.2% of the investment portfolio’s available-for-sale and held-to maturity segments, respectively, at June 30, 2025. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5.8% of total held-to maturity debt securities at June 30, 2025.
Investment securities decreased $432.4 million, or 5.6%, to $7,312.2 million, or 26.5% of total assets, as of June 30, 2025, from $7,744.6 million, or 26.6% of total assets, as of December 31, 2024. The decrease was primarily resulting from called securities and normal pay-downs and maturities, partially offset by a $115.4 million increase in fair market values and $78.3 million in purchases of investment securities during the period.
As of June 30, 2025 and December 31, 2024, the estimated duration of our investment portfolio was 3.6 and 3.7 years, respectively.
As of June 30, 2025 and December 31, 2024, we had $6,087.1 million and $6,296.7 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities totaled $560.9 million as of June 30, 2025, and were attributable to changes in interest rates. At June 30, 2025 and December 31, 2024, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $0.9 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $1,491.5 million to $16,353.4 million as of June 30, 2025 as compared to $17,844.9 million as of December 31, 2024.

The following table presents the composition and comparison of loans held for investment for the periods indicated:

	June 30, 2025	December 31, 2024	$ Change	% Change
Real estate:
Commercial	$8,750.9	$9,263.2	$(512.3)	(5.5)%
Construction	1,004.6	1,244.6	(240.0)	(19.3)
Residential	2,157.5	2,191.6	(34.1)	(1.6)
Agricultural	635.6	701.1	(65.5)	(9.3)
Total real estate	12,548.6	13,400.5	(851.9)	(6.4)
Consumer:
Indirect	607.1	725.0	(117.9)	(16.3)
Direct and advance lines	134.4	134.0	0.4	0.3
Credit card	—	77.6	(77.6)	(100.0)
Total consumer	741.5	936.6	(195.1)	(20.8)
Commercial	2,529.9	2,829.4	(299.5)	(10.6)
Agricultural	541.4	687.9	(146.5)	(21.3)
Other, including overdrafts	2.0	1.6	0.4	25.0
Deferred loan fees and costs	(10.0)	(11.1)	1.1	(9.9)
Loans held for investment, net of deferred loan fees and costs	$16,353.4	$17,844.9	$(1,491.5)	(8.4)
The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025, which resulted in $73.1 million of continued amortization for the indirect portfolio in the second quarter of 2025. See “—Indirect Loans” above for additional information. The Company sold $74.2 million of consumer credit card loans in the second quarter of 2025. See “—Consumer Credit Card Outsourcing” above for additional information. Additionally, the Company transferred during the second quarter of 2025 $338.3 million of loans held for investment to loans held for sale related to the pending sale of the Arizona and Kansas branches. See “—Pending Sale of Arizona and Kansas Branches” above for additional information regarding the pending transaction.
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $54.4 million, or 39.3%, to $192.7 million as of June 30, 2025, from $138.3 million as of December 31, 2024, primarily due to an increase in non-accrual commercial real estate of $25.6 million, agricultural real estate of $15.5 million, and commercial loans of $10.9 million during 2025. As of June 30, 2025 there were approximately $130.3 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $1.4 million as of June 30, 2025 compared to $3.0 million as of December 31, 2024.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $0.9 million, or 20.9%, to $3.4 million as of June 30, 2025, from $4.3 million as of December 31, 2024.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Non-performing loans:
Non-accrual loans	$192.7	$138.3	$165.6
Accruing loans past due 90 days or more	1.4	3.0	2.6
Total non-performing loans	194.1	141.3	168.2
OREO	3.4	4.3	6.7
Total non-performing assets	$197.5	$145.6	$174.9

Non-accrual loans to loans held for investment	1.18%	0.78%	0.91%
Non-performing assets to loans held for investment and OREO	1.21	0.82	0.96
Non-performing assets to total assets	0.72	0.50	0.58
Allowance for credit losses to non-performing loans	107.99	144.44	138.41
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	June 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Real estate:
Commercial	$81.1	41.8%	$55.4	39.2%
Construction	4.0	2.1	3.3	2.3
Residential	16.1	8.3	15.8	11.2
Agricultural	20.9	10.8	5.3	3.8
Total real estate	122.1	63.0	79.8	56.5
Consumer
Indirect	4.5	2.3	4.6	3.3
Direct	0.6	0.3	0.9	0.6
Credit Card	—	—	1.0	0.7
Total consumer	5.1	2.6	6.5	4.6
Commercial	44.9	23.1	34.1	24.1
Agricultural	22.0	11.3	20.9	14.8
Total non-performing loans	$194.1	100.0%	$141.3	100.0%

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
Our allowance for credit losses was $209.6 million, or 1.28% of loans held for investment as of June 30, 2025 compared to $204.1 million, or 1.14% of loans held for investment, as of December 31, 2024. The increase reflected changes in the mix of loan balances, the attributes of the current portfolio, and changes in the general economic outlook. The Company’s allowance for off-balance sheet credit losses was $4.8 million as of June 30, 2025, compared to $5.2 million as of December 31, 2024, due to a decline in off-balance sheet commitments.

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
The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated:

Allowance for Credit Losses	Three Months Ended			Six Months Ended
(Dollars in millions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Allowance for credit losses on loans:
Beginning balance	$215.3	$225.4	$227.7	$204.1	$227.7
(Reduction of) provision for credit losses	0.1	33.9	18.6	20.3	27.0
Charge offs:
Real estate
Commercial	2.8	3.8	2.8	2.8	5.7
Construction	—	—	6.9	—	7.0
Residential	0.4	0.3	0.4	0.7	0.6
Consumer	5.6	3.5	4.0	10.3	7.8
Commercial	2.2	50.7	2.2	5.1	6.2
Agricultural	2.0	—	—	4.9	—
Total charge-offs	13.0	58.3	16.3	23.8	27.3
Recoveries:
Real estate
Commercial	4.8	—	0.1	4.8	0.7
Residential	0.2	0.1	0.1	0.3	0.1
Agricultural	0.2	—	—	0.2	0.1
Consumer	1.5	1.3	1.3	2.7	2.3
Commercial	0.4	1.7	1.3	0.9	1.9
Agricultural	0.1	—	—	0.1	0.3
Total recoveries	7.2	3.1	2.8	9.0	5.4
Net charge-offs	5.8	55.2	13.5	14.8	21.9
Ending balance	$209.6	$204.1	$232.8	$209.6	$232.8

Allowance for off-balance sheet credit losses:
Beginning balance	$5.1	$5.6	$15.4	$5.2	$18.4
Reduction of credit losses	(0.3)	(0.4)	(9.6)	(0.4)	(12.6)
Ending balance	$4.8	$5.2	$5.8	$4.8	$5.8

Allowance for credit losses on investment securities:
Beginning balance	$0.8	$0.7	$0.7	$0.9	$0.8
(Reduction of) provision for investment securities	(0.1)	0.2	—	(0.2)	(0.1)
Ending balance	$0.7	$0.9	$0.7	$0.7	$0.7

Total allowance for credit losses	$215.1	$210.2	$239.3	$215.1	$239.3
Total (reduction of) provision for credit losses	(0.3)	33.7	9.0	19.7	14.3
Loans held for investment, net of deferred fees and costs	16,353.4	17,844.9	18,235.0	16,353.4	18,235.0
Average loans	17,053.8	17,977.7	18,253.9	17,359.4	18,271.5
Net loans charged-off to average loans, annualized	0.14%	1.22%	0.30%	0.17%	0.24%
Allowance to non-accrual loans	108.77	147.58	140.58	108.77	140.58
Allowance to loans held for investment	1.28	1.14	1.28	1.28	1.28

Total Liabilities
Total liabilities decreased $1,688.8 million, or 6.5%, to $24,144.6 million as of June 30, 2025, from $25,833.4 million as of December 31, 2024, primarily due to decreases in deposits and other borrowed funds which was partially offset by an increase in long-term debt. Significant fluctuations in liability accounts are discussed below.
Deposits
Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $385.0 million, or 1.7%, to $22,630.6 million as of June 30, 2025, from $23,015.6 million as of December 31, 2024, with decreases in all types of deposits except interest bearing time, $250 and over deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	June 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Noninterest bearing demand	$5,579.0	24.7%	$5,797.6	25.2%
Interest bearing:
Demand	6,465.4	28.5	6,495.2	28.2
Savings	7,789.6	34.4	7,832.3	34.0
Time, $250k or more	837.3	3.7	825.0	3.6
Time, other (1)	1,959.3	8.7	2,065.5	9.0
Total interest bearing	17,051.6	75.3	17,218.0	74.8
Total deposits	$22,630.6	100.0%	$23,015.6	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $13.4 million and $12.5 million as of June 30, 2025 and December 31, 2024, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at June 30, 2025 was $8.0 billion, or 35.4% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Other Borrowed Funds
Other borrowed funds is comprised of variable-rate, overnight and fixed-rate borrowings with remaining contractual tenors of up to one year through the Federal Home Loan Bank, to address short-term funding needs. Other borrowed funds decreased $1,317.5 million, or 84.1%, to $250.0 million as of June 30, 2025 from $1,567.5 million as of December 31, 2024. The decrease was funded by cash flows from paydowns and maturities of investment securities and loans.
Long-Term Debt
Long-term debt increased $119.8 million, or 90.6%, to $252.0 million as of June 30, 2025 from $132.2 million as of December 31, 2024, primarily as a result of the Company’s issuance of $125.0 million aggregate principal amount of 7.625% fixed-to-floating rate subordinated notes due 2035 (the “2025 Subordinated Notes”) in the second quarter of 2025, which was partially offset by a reduction in debt related to the New Market Tax Credits that the Company consolidated through its controlling interest in variable interest entity investments. For additional information regarding the 2025 Subordinated Notes, see “Note – Long-Term Debt” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Capital Resources and Liquidity Management

Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $117.8 million, or 3.6%, to $3,421.8 million as of June 30, 2025, from $3,304.0 million as of December 31, 2024, due to a decrease to the unrealized losses on available-for-sale securities through other comprehensive income and the retention of retained earnings, partially offset by cash dividends paid and stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants.
On July 28, 2025, the Company’s board of directors declared a dividend of $0.47 per common share, payable on August 21, 2025, to common stockholders of record as of August 11, 2025. The dividend equates to a 7.0% annual yield based on the $26.95 average closing price of the Company’s common stock as reported on NASDAQ during the second quarter of 2025.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of June 30, 2025 and December 31, 2024, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the six months ended June 30, 2025, net cash provided by operating activities was $146.6 million, net cash provided by investing activities was $1,742.2 million and net cash used in financing activities was $1,695.2 million. Major uses of cash were $385.0 million in outflows of deposits, and $1,317.5 million in repayment of other borrowed funds. Major sources of cash included $1,064.6 million in net loan activity and $626.4 million in investment security maturities and paydowns. Total cash and cash equivalents were $1,090.2 million as of June 30, 2025, compared to $896.6 million as of December 31, 2024. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “–Financial Condition – Deposits,” above.
As of June 30, 2025, the Company had $250.0 million of FHLB borrowings due in less than one year, $100.0 million of aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “2020 Subordinated Notes”), $125.0 million of aggregate principal amount of 2025 Subordinated Notes, and available borrowing capacity of $4,940.0 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $2,498.1 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans and has an unused $50.0 million revolving line of credit with another third party.

The 2020 Subordinated Notes are scheduled to mature on May 15, 2030 and currently bear interest equal to a benchmark rate, which is currently Three-Month Term SOFR (as defined in the indenture governing the 2020 Subordinated Notes) plus a spread of 518.0 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2025. We may elect to early redeem the 2020 Subordinated Notes on any future interest payment date (February 15, May 15, August 15 and November 15 of each year). We intend to use the net proceeds from the offering of the 2025 Subordinated Notes to early redeem, without any prepayment penalty, the outstanding 2020 Subordinated Notes in full on August 15, 2025 at a redemption price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, August 15, 2025. On July 3, 2025, we delivered a redemption notice, through the Depository Trust Company, to each holder of the 2020 Subordinated Notes in connection with the contemplated redemption on August 15, 2025.
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

	June 30, 2025			December 31, 2024
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	Total
Total borrowing capacity	$5.2	$2.5	$7.7	$5.9	$1.8	$7.7
Borrowings outstanding	0.3	—	0.3	1.5	—	1.5
Remaining Capacity, at period end	$4.9	$2.5	$7.4	$4.4	$1.8	$6.2

Cash and due from banks			0.4			0.4
Interest bearing deposits			0.7			0.5
Total available liquidity			$8.5			$7.1

Through the Bank’s relationship with the FHLB, the Bank owns $21.9 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 31% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 31% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at June 30, 2025 indicate a balanced repricing dynamic between interest earning assets and interest-bearing liabilities.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	June 30, 2025
+200	(0.70)%
+100	(0.25)
-100	—
-200	(0.15)
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
As part of the Company’s overall asset and liability management strategy, the Company has two active interest rate collars related to variable-rate loans that were designated as cash flow hedges with a total notional amount of $300.0 million with maturities of August 15, 2025. The collars designated as cash flow hedges synthetically fix the interest income received by the Company when the interest index falls below a floor rate on a rate reset and when the interest index exceeds the cap rate on a rate reset.

In April 2025, the Company voluntarily terminated the sole remaining swap designated as a cash flow hedge with a total notional amount of $300.0 million and no material impact to earnings.
Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended June 30, 2025.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2025.

			Total Number of	Maximum Number
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	—
May 1, 2025 to May 31, 2025	258	26.79	—	—
June 1, 2025 to June 30, 2025	—	—	—	—
Total	258	$26.79	—	—
(1)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity Compensation Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023).

3.2
Amended and Restated Bylaws of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 23, 2025)

4.1
Indenture, dated May 15, 2020, between First Interstate BancSystem, Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020).

4.2
Second Supplemental Indenture, dated June 10, 2025, between First Interstate BancSystem, Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on June 10, 2025).

4.3	Form of 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2025).

10.1†	Employment Agreement by and between David P. Della Camera, First Interstate BancSystem, Inc. and First Interstate Bank, effective June 1, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on June 2, 2025).

10.2†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2025 Non-Employee Directors).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	August 6, 2025	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	August 6, 2025	By:	/S/ DAVID P. DELLA CAMERA
David P. Della Camera Executive Vice President and Chief Financial Officer