Form 10-Q
period 2025-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2025-11-06
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 31, 2025 – Common stock	102,890,614

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$382.7	$378.0
Interest bearing deposits in banks	1,066.4	518.5
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,449.2	896.6
Investment securities:
Available-for-sale, at fair value	4,895.5	5,057.1
Held-to-maturity (estimated fair values of $2,185.4 at September 30, 2025 and $2,358.6 at December 31, 2024)	2,410.3	2,687.5
Total investment securities	7,305.8	7,744.6
FHLB and FRB stock, at cost	106.8	177.4
Loans held for sale ($0.6 and $0.9 of which is recorded at fair value at September 30, 2025 and December 31, 2024, respectively)	305.6	0.9
Loans held for investment, net of deferred fees and costs	15,834.4	17,844.9
Allowance for credit losses	(205.8)	(204.1)
Net loans held for investment	15,628.6	17,640.8
Goodwill	1,100.9	1,100.9
Company-owned life insurance	520.2	513.0
Premises and equipment, net of accumulated depreciation	415.1	427.2
Other intangibles, net of accumulated amortization	56.6	66.8
Accrued interest receivable	106.6	116.8
Mortgage servicing rights, net of accumulated amortization	23.8	25.7
Other real estate owned	3.4	4.3
Deferred tax asset, net	66.7	118.4
Other assets	243.6	304.0
Total assets	$27,332.9	$29,137.4
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$5,555.7	$5,797.6
Interest bearing	17,049.3	17,218.0
Total deposits	22,605.0	23,015.6
Securities sold under repurchase agreements	485.2	523.9
Accounts payable and accrued expenses	436.0	378.9
Accrued interest payable	42.4	47.0
Other borrowed funds	—	1,567.5
Long-term debt	146.2	132.2
Allowance for credit losses on off-balance sheet credit exposures	6.3	5.2
Subordinated debentures held by subsidiary trusts	163.1	163.1
Total liabilities	23,884.2	25,833.4
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at September 30, 2025 and December 31, 2024; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 103,967,257 and 104,585,964 shares issued and outstanding, respectively	2,439.3	2,459.5
Retained earnings	1,213.5	1,166.4
Accumulated other comprehensive loss, net	(204.1)	(321.9)
Total stockholders’ equity	3,448.7	3,304.0
Total liabilities and stockholders’ equity	$27,332.9	$29,137.4
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$233.8	$258.9	$714.8	$763.8
Interest and dividends on investment securities:
Taxable	47.8	60.7	148.7	187.5
Exempt from federal taxes	0.7	0.7	2.1	2.1
Interest and dividends on FHLB and FRB stock	1.3	2.8	6.3	9.4
Interest on deposits in banks	8.4	4.9	20.9	13.9
Total interest income	292.0	328.0	892.8	976.7
Interest expense:
Interest on deposits	76.9	84.2	227.3	244.2
Interest on securities sold under repurchase agreements	1.2	1.4	3.5	5.6
Interest on other borrowed funds	0.4	32.0	26.2	99.4
Interest on long-term debt	3.8	1.6	8.2	10.3
Interest on subordinated debentures held by subsidiary trusts	2.9	3.3	8.6	9.9
Total interest expense	85.2	122.5	273.8	369.4
Net interest income	206.8	205.5	619.0	607.3
Provision for credit losses	—	19.8	19.7	34.1
Net interest income after provision for credit losses	206.8	185.7	599.3	573.2
Noninterest income:
Payment services revenues	16.8	18.7	51.7	55.7
Mortgage banking revenues	1.5	1.7	4.7	5.1
Wealth management revenues	10.4	9.6	29.9	28.2
Service charges on deposit accounts	7.0	6.6	20.5	19.0
Other service charges, commissions, and fees	2.1	2.2	6.5	6.5
Other income	5.9	7.6	13.5	16.6
Total noninterest income	43.7	46.4	126.8	131.1
Noninterest expense:
Salaries and wages	66.2	70.9	199.8	202.4
Employee benefits	18.2	19.7	56.1	55.9
Outsourced technology services	14.9	14.6	42.4	42.2
Occupancy, net	13.2	11.8	40.3	35.8
Furniture and equipment	5.3	5.2	15.5	15.4
OREO expense, net	—	—	0.5	4.0
Professional fees	6.1	4.2	17.3	16.1
FDIC insurance premiums	3.7	5.2	12.0	19.2
Other intangibles amortization	3.4	3.6	10.2	11.0
Other expenses	26.9	24.2	79.5	74.5
Total noninterest expense	157.9	159.4	473.6	476.5
Income before income tax	92.6	72.7	252.5	227.8
Provision for income tax	21.2	17.2	59.2	53.9
Net income	$71.4	$55.5	$193.3	$173.9

Earnings per common share (Basic)	$0.69	$0.54	$1.87	$1.69
Earnings per common share (Diluted)	$0.69	$0.54	$1.87	$1.69
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$71.4	$55.5	$193.3	$173.9
Other comprehensive income, before tax:
Investment securities available for sale:
Change in net unrealized gains during the period	38.1	158.5	153.5	134.6
Net change in unamortized gains (losses) on available-for-sale securities transferred into held-to-maturity	0.1	(0.2)	—	(0.5)
Cash flow hedges:
Change in unrealized gains (losses) on derivatives	—	12.4	1.9	(10.1)
Reclassification adjustment for derivatives net losses included in net income	0.2	3.1	1.6	11.2
Other comprehensive income, before tax	38.4	173.8	157.0	135.2
Deferred tax expense related to other comprehensive income	(9.6)	(43.2)	(39.2)	(33.6)
Other comprehensive income, net of tax	28.8	130.6	117.8	101.6
Comprehensive income, net of tax	$100.2	$186.1	$311.1	$275.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2025	$2,463.5	$1,191.2	$(232.9)	$3,421.8
Net income	—	71.4	—	71.4
Other comprehensive income, net of tax expense	—	—	28.8	28.8
Common stock transactions:
844,426 common shares purchased and retired	(27.5)	—	—	(27.5)
3,706 common shares issued	—	—	—	—
2,308 non-vested common shares issued	—	—	—	—
68,508 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.3	—	—	3.3
Common stock cash dividends declared ($0.47 per share)	—	(49.1)	—	(49.1)
Balance at September 30, 2025	$2,439.3	$1,213.5	$(204.1)	$3,448.7

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2024	$2,453.9	$1,156.9	$(385.5)	$3,225.3
Net income	—	55.5	—	55.5
Other comprehensive income, net of tax expense	—	—	130.6	130.6
Common stock transactions:
3,972 common shares purchased and retired	(0.1)	—	—	(0.1)
4,881 non-vested common shares issued	—	—	—	—
31,664 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.6	—	—	3.6
Common stock cash dividends declared ($0.47 per share)	—	(49.1)	—	(49.1)
Balance at September 30, 2024	$2,457.4	$1,163.3	$(254.9)	$3,365.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
Net income	—	193.3	—	193.3
Other comprehensive income, net of tax expense	—	—	117.8	117.8
Common stock transactions:
952,074 common shares purchased and retired	(30.7)	—	—	(30.7)
39,058 common shares issued	—	—	—	—
482,597 non-vested common shares issued	—	—	—	—
188,288 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	10.5	—	—	10.5
Common stock cash dividends declared ($1.41 per share)	—	(146.2)	—	(146.2)
Balance at September 30, 2025	$2,439.3	$1,213.5	$(204.1)	$3,448.7

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	$2,448.9	$1,135.1	$(356.5)	$3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	173.9	—	173.9
Other comprehensive income, net of tax expense	—	—	101.6	101.6
Common stock transactions:
49,420 common shares purchased and retired	(1.2)	—	—	(1.2)
742,979 non-vested common shares issued	—	—	—	—
105,322 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	9.7	—	—	9.7
Common stock cash dividends declared ($1.41 per share)	—	(146.9)	—	(146.9)
Balance at September 30, 2024	$2,457.4	$1,163.3	$(254.9)	$3,365.8
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Nine Months Ended September 30,
(Unaudited)	2025	2024
Cash flows from operating activities:
Net income	$193.3	$173.9
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	19.7	34.1
Net loss on disposal of premises and equipment	5.1	—
Depreciation and amortization	36.4	41.4
Net premium amortization on investment securities	(0.1)	0.9
Realized and unrealized net gains on mortgage banking activities	(1.5)	(1.4)
Net losses and write-downs of OREO and other assets pending disposal	0.5	3.8
Net loss on extinguishment of debt	0.7	—
Valuation allowance for loans held-for-sale	6.1	—
Deferred taxes	11.9	6.6
Net increase in cash surrender value of company-owned life insurance	(7.6)	(10.7)
Stock-based compensation expense	10.5	9.7
Originations of mortgage loans held for sale	(62.6)	(131.4)
Proceeds from sales of mortgage loans held for sale	64.0	130.7
Gain on sale of consumer credit card loans	(4.3)	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	10.2	1.8
Decrease in other assets	68.3	10.9
(Decrease) increase in accrued interest payable	(4.6)	35.5
Decrease in accounts payable and accrued expenses	(107.7)	(46.0)
Net cash provided by operating activities	238.3	259.8
Cash flows from investing activities:
Purchases of investment securities	(652.0)	(102.2)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	280.4	470.0
Available-for-sale	1,115.8	539.4
Net sales (purchases) of FHLB and FRB stock	70.6	67.7
Proceeds from company-owned life insurance settlements	0.3	2.1
Proceeds from sales of consumer credit card loans	81.3	—
Net change in loans held for investment	1,608.3	226.5
Proceeds from sale of OREO	0.7	12.9
Capital expenditures, net of sales	(19.5)	(16.4)
Net cash provided by investing activities	2,485.9	1,200.0
Cash flows from financing activities:
Net decrease in deposits	(410.6)	(459.0)
Net decrease in securities sold under repurchase agreements	(38.7)	(225.5)
Net decrease in other borrowed funds	(1,567.5)	(773.0)
Repayments of long-term debt	(100.1)	(0.1)
Proceeds on long-term debt	—	266.5
Payment of debt issuance costs	(2.8)	—
Proceeds from issuance of subordinated notes	125.0	—
Purchase and retirement of common stock	(30.7)	(1.2)
Dividends paid to common stockholders	(146.2)	(146.9)
Net cash used in financing activities	(2,171.6)	(1,339.2)
Net (decrease) increase in cash and cash equivalents	552.6	120.6
Cash and cash equivalents at beginning of period	896.6	578.0
Cash and cash equivalents at end of period	$1,449.2	$698.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Nine Months Ended September 30,
(Unaudited)	2025	2024

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24.4	$12.1
Cash paid during the period for interest expense	278.2	333.9
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets, net obtained in exchange for operating lease liabilities	$7.5	$1.1
Transfer of held for investment loans to held-for-sale, net	311.1	—
Transfer of loans to other real estate owned	0.2	4.6
Transfer of premises and equipment to held-for-sale	13.2	—
Capitalization of internally originated mortgage servicing rights	0.5	0.5
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2025 and December 31, 2024, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the nine months ended September 30, 2025 and 2024, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2024 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements. Certain reclassifications, none of which were material, have been made to conform the Company’s prior year financial statements to the financial statements as of September 30, 2025. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a description of significant accounting policies. Operating results for the three and the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$246.1	$—	$(10.3)	$235.8
State, county, and municipal securities	248.6	—	(30.4)	218.2
Obligations of U.S. government agencies	207.1	—	(5.2)	201.9
U.S. agency commercial mortgage-backed securities	941.7	1.0	(42.4)	900.3
U.S. agency residential mortgage-backed securities	1,446.4	3.1	(78.7)	1,370.8
U.S. agency collateralized mortgage obligations	1,027.5	1.3	(72.5)	956.3
Private mortgage-backed securities	199.2	—	(21.2)	178.0
Collateralized loan obligation	671.0	0.9	—	671.9
Corporate securities	172.0	—	(9.7)	162.3
Total	$5,159.6	$6.3	$(270.4)	$4,895.5

September 30, 2025	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
U.S. Treasury notes	$—	$—	$—	$—
State, county, and municipal securities	175.1	0.2	(19.8)	155.5
Obligations of U.S. government agencies	464.7	0.1	(40.7)	424.1
U.S. agency commercial mortgage-backed securities	363.1	—	(21.7)	341.4
U.S. agency residential mortgage-backed securities	976.4	0.1	(94.4)	882.1
U.S. agency collateralized mortgage obligations	391.8	0.6	(48.7)	343.7
Corporate securities	39.9	—	(1.3)	38.6
Total	$2,411.0	$1.0	$(226.6)	$2,185.4
(1) Amortized cost presented above is net of an allowance for credit losses of $0.7 million and includes $6.4 million of unamortized gains and $14.3 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$235.8	$(10.3)	$235.8	$(10.3)
State, county, and municipal securities	—	—	216.5	(30.4)	216.5	(30.4)
Obligations of U.S. government agencies	3.1	—	195.7	(5.2)	198.8	(5.2)
U.S. agency commercial mortgage-backed securities	—	—	866.4	(42.4)	866.4	(42.4)
U.S. agency residential mortgage-backed securities	71.5	(0.5)	980.9	(78.2)	1,052.4	(78.7)
U.S. agency collateralized mortgage obligations	6.6	—	901.1	(72.5)	907.7	(72.5)
Private mortgage-backed securities	—	—	177.9	(21.2)	177.9	(21.2)
Collateralized loan obligation	30.0	—	—	—	30.0	—
Corporate securities	—	—	153.3	(9.7)	153.3	(9.7)
Total	$111.2	$(0.5)	$3,727.6	$(269.9)	$3,838.8	$(270.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$226.8	$(18.1)	$226.8	$(18.1)
State, county, and municipal securities	—	—	210.1	(40.0)	210.1	(40.0)
Obligations of U.S. government agencies	3.6	—	206.2	(10.8)	209.8	(10.8)
U.S. agency commercial mortgage-backed securities	38.1	(0.4)	934.9	(74.1)	973.0	(74.5)
U.S. agency residential mortgage-backed securities	33.7	(1.5)	1,086.2	(124.3)	1,119.9	(125.8)
U.S. agency collateralized mortgage obligations	20.5	(0.3)	987.1	(106.3)	1,007.6	(106.6)
Private mortgage-backed securities	—	—	190.4	(27.6)	190.4	(27.6)
Collateralized loan obligation	10.0	—	—	—	10.0	—
Corporate securities	27.5	(0.5)	205.5	(16.2)	233.0	(16.7)
Total	$133.4	$(2.7)	$4,047.2	$(417.4)	$4,180.6	$(420.1)

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
As of September 30, 2025 and December 31, 2024, the Company had 633 and 670 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of September 30, 2025, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.
The Company had no allowance for credit losses on available-for-sale investment securities as of September 30, 2025 and December 31, 2024.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of September 30, 2025 and December 31, 2024, the held-to-maturity portfolio is primarily composed of investment grade or better securities. The Company had a $0.7 million and a $0.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had $23.2 million and $29.6 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the three months ended September 30, 2025 and 2024, there were no gross realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
September 30, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$106.2	$105.3	$8.3	$8.4
After one year but within five years	1,233.5	1,187.1	573.6	547.4
After five years but within ten years	989.6	919.8	327.9	297.3
After ten years	2,830.3	2,683.3	1,501.2	1,332.3
Total	$5,159.6	$4,895.5	$2,411.0	$2,185.4
As of September 30, 2025, the Company held investment securities callable within one year having amortized costs and estimated fair values of $682.2 million and $654.1 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of September 30, 2025 and December 31, 2024, the Company had securities with carrying values of $2,877.5 million and $3,460.2 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of September 30, 2025 and December 31, 2024, of $2,664.0 million and $3,092.6 million, respectively. All securities sold under repurchase

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of September 30, 2025 and December 31, 2024, the Company held $106.8 million and $177.4 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements and related to outstanding borrowings. These securities are carried at cost.
(3)     LOANS HELD FOR SALE

Residential mortgage loans that the Company originated with the intent to sell are recorded at fair value. The following table presents (i) residential mortgage loans recorded at fair value and (ii) other loans held for sale at lower of cost or market by class of receivable related to the sale of the Arizona and Kansas branches (which was pending as of September 30, 2025), net of a $6.1 million valuation allowance, in addition to the pending sale of approximately $645.0 million in deposits, for the dates indicated:

	September 30, 2025	December 31, 2024
Real estate:
Commercial	$214.6	$—
Construction	0.2	—
Residential	0.7	—
Residential mortgage, at fair value	0.6	0.9
Agricultural	15.4	—
Total real estate	231.5	0.9
Consumer:
Direct and advance lines	0.8	—
Total consumer	0.8	—
Commercial	68.2	—
Agricultural	5.1	—
Total loans held for sale	$305.6	$0.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    LOANS HELD FOR INVESTMENT

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	September 30, 2025	December 31, 2024
Real estate:
Commercial	$8,496.4	$9,263.2
Construction	960.8	1,244.6
Residential	2,136.0	2,191.6
Agricultural	623.0	701.1
Total real estate	12,216.2	13,400.5
Consumer:
Indirect	540.3	725.0
Direct and advance lines	134.3	134.0
Credit card	—	77.6
Total consumer	674.6	936.6
Commercial	2,447.4	2,829.4
Agricultural	495.5	687.9
Other, including overdrafts	10.2	1.6
Loans held for investment	15,843.9	17,856.0
Deferred loan fees and costs	(9.5)	(11.1)
Loans held for investment, net of deferred fees and costs	15,834.4	17,844.9
Allowance for credit losses	(205.8)	(204.1)
Net loans held for investment	$15,628.6	$17,640.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2025	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$148.7	$1.7	$(0.8)	$1.5	$151.1
Consumer	12.0	1.9	(3.8)	2.2	12.3
Commercial	42.9	(4.9)	(2.1)	0.7	36.6
Agricultural	6.0	(0.2)	—	—	5.8
Total allowance for credit losses	$209.6	$(1.5)	$(6.7)	$4.4	$205.8

Nine Months Ended September 30, 2025	Beginning Balance	Provision for Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$9.2	$(4.3)	$6.8	$151.1
Consumer	16.8	4.7	(14.1)	4.9	12.3
Commercial	38.9	3.3	(7.2)	1.6	36.6
Agricultural	9.0	1.6	(4.9)	0.1	5.8
Total allowance for credit losses	$204.1	$18.8	$(30.5)	$13.4	$205.8

Three Months Ended September 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.7	$18.3	$(22.2)	$0.2	$136.0
Consumer	18.5	1.5	(4.1)	1.3	17.2
Commercial	69.2	(0.1)	(2.5)	0.2	66.8
Agricultural	5.4	0.3	(0.3)	—	5.4
Total allowance for credit losses	$232.8	$20.0	$(29.1)	$1.7	$225.4

Nine Months Ended September 30, 2024	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$10.3	$(35.5)	$1.1	$136.0
Consumer	13.0	12.5	(11.9)	3.6	17.2
Commercial	50.2	23.2	(8.7)	2.1	66.8
Agricultural	4.4	1.0	(0.3)	0.3	5.4
Total allowance for credit losses	$227.7	$47.0	$(56.4)	$7.1	$225.4

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of September 30, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$71.9	$—	$71.9
Construction	—	3.8	—	3.8
Residential	—	2.7	—	2.7
Agricultural	—	23.1	—	23.1
Total real estate	—	101.5	—	101.5
Commercial	23.6	7.5	1.4	32.5
Agricultural	13.1	0.5	—	13.6
Total collateral-dependent loans	$36.7	$109.5	$1.4	$147.6

	Collateral Type
As of December 31, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$47.3	$—	$47.3
Construction	—	3.2	—	3.2
Residential	—	2.7	—	2.7
Agricultural	—	1.8	—	1.8
Total real estate	—	55.0	—	55.0
Commercial	20.3	1.1	0.8	22.2
Agricultural	—	20.3	0.1	20.4
Total collateral-dependent loans	$20.3	$76.4	$0.9	$97.6
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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of September 30, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$5.0	$0.2	$—	$5.2	$8,417.0	$74.2	$8,496.4
Construction	0.3	—	—	0.3	956.3	4.2	960.8
Residential	2.1	1.1	—	3.2	2,116.7	16.1	2,136.0
Agricultural	2.4	—	—	2.4	593.7	26.9	623.0
Total real estate	9.8	1.3	—	11.1	12,083.7	121.4	12,216.2
Consumer:
Indirect	6.0	2.2	—	8.2	527.3	4.8	540.3
Direct and advance lines	0.7	0.5	—	1.2	132.5	0.6	134.3
Credit card	—	—	—	—	—	—	—
Total consumer	6.7	2.7	—	9.4	659.8	5.4	674.6
Commercial	5.3	1.6	0.6	7.5	2,399.9	40.0	2,447.4
Agricultural	1.1	—	—	1.1	479.6	14.8	495.5
Other, including overdrafts	—	—	—	—	10.2	—	10.2
Loans held for investment	$22.9	$5.6	$0.6	$29.1	$15,633.2	$181.6	$15,843.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$4.9	$2.8	$—	$7.7	$9,200.1	$55.4	$9,263.2
Construction	3.7	—	—	3.7	1,237.6	3.3	1,244.6
Residential	6.6	2.7	0.4	9.7	2,166.5	15.4	2,191.6
Agricultural	7.6	2.8	—	10.4	685.4	5.3	701.1
Total real estate	22.8	8.3	0.4	31.5	13,289.6	79.4	13,400.5
Consumer:
Indirect	8.4	2.6	0.7	11.7	709.4	3.9	725.0
Direct and advance lines	0.6	0.2	0.3	1.1	132.3	0.6	134.0
Credit card	0.7	0.5	1.0	2.2	75.4	—	77.6
Total consumer	9.7	3.3	2.0	15.0	917.1	4.5	936.6
Commercial	11.2	3.0	0.6	14.8	2,781.1	33.5	2,829.4
Agricultural	2.4	2.8	—	5.2	661.8	20.9	687.9
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$46.1	$17.4	$3.0	$66.5	$17,651.2	$138.3	$17,856.0

(1) As of September 30, 2025 and December 31, 2024, none of our non-accrual loans were earning interest income. Additionally, $2.0 million and $3.5 million interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2025, respectively, and $1.0 million and $1.8 million interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2024, respectively. There were $0.4 million and $2.9 million in reversals of accrued interest during the three and the nine months ended September 30, 2025, respectively, and $0.4 million and $2.4 million in reversals of accrued interest during the three and the nine months ended September 30, 2024, respectively.
(2) As of September 30, 2025 and December 31, 2024, there were approximately $101.0 million and $56.9 million, respectively, of non-accrual loans for which there was no related allowance for credit loss, as these loans had sufficient collateral securing the loan for repayment.
(3) As of September 30, 2025, there were approximately $13.0 million, $5.5 million, and $88.6 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2024, there were approximately $13.5 million, $6.2 million, and $40.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of loans, by class and by type of modification, at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended September 30, 2025	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$2.3	$—	$2.3	0.03%
Construction	—	1.7	—	1.7	0.18
Agricultural	—	12.1	2.8	14.9	2.39
Total real estate	—	16.1	2.8	18.9	0.15
Commercial	—	20.4	—	20.4	0.83
Agricultural	—	3.7	—	3.7	0.75
Loans held for investment (2)	$—	$40.2	$2.8	$43.0	0.27

Nine Months Ended September 30, 2025
Real estate:
Commercial	$—	$14.5	$0.8	$15.3	0.18%
Construction	—	1.9	—	1.9	0.20
Residential	—	0.3	0.1	0.4	0.02
Agricultural	—	12.1	2.8	14.9	2.39
Total real estate	—	28.8	3.7	32.5	0.27
Commercial	—	24.8	0.2	25.0	1.02
Agricultural	—	6.0	—	6.0	1.21
Loans held for investment (2)	$—	$59.6	$3.9	$63.5	0.40

Three Months Ended September 30, 2024	Principal Forgiveness	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$0.5	$—	$0.5	0.01%
Construction	—	1.9	—	1.9	0.15
Agricultural	—	6.5	—	6.5	0.89
Total real estate	—	8.9	—	8.9	0.07
Commercial	—	0.9	0.5	1.4	0.05
Agricultural	—	21.4	—	21.4	3.10
Loans held for investment (2)	$—	$31.2	$0.5	$31.7	0.18

Nine Months Ended September 30, 2024
Real estate:
Commercial	$—	$14.7	$—	$14.7	0.16%
Construction	—	1.9	—	1.9	0.15
Residential	—	0.1	0.3	0.4	0.02
Agricultural	—	12.1	—	12.1	1.67
Total real estate	—	28.8	0.3	29.1	0.22
Commercial	—	14.4	0.5	14.9	0.51
Agricultural	—	23.2	22.2	45.4	6.58
Loans held for investment (2)	$—	$66.4	$23.0	$89.4	0.50

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of September 30, 2025 and 2024, the Company excluded $0.7 million and $1.1 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

			Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2025	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	7.7	0.0	—%
Construction	—	12.0	0.0	—
Agricultural	—	12.6	4.0	0.3
Total real estate	—
Commercial	—	4.9	0.0	—
Agricultural	—	7.2	0.0	—
Loans held for investment (1)	$—

Nine Months Ended September 30, 2025
Real estate:
Commercial	$—	13.2	13.3	0.9%
Construction	—	7.4	0.0	—
Residential	—	22.3	84.8	2.2
Agricultural	—	12.6	4.0	0.3
Total real estate	—
Commercial	—	6.4	20.7	0.8
Agricultural	—	7.3	0.0	—
Loans held for investment (1)	$—

			Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2024	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	5.9	0.0	—%
Construction	—	4.0	0.0	—
Agricultural	—	7.7	0.0	—
Total real estate	—
Commercial	—	5.3	59.0	0.8
Agricultural	—	3.9	0.0	—
Loans held for investment (1)	$—

Nine Months Ended September 30, 2024
Real estate:
Commercial	$—	6.8	0.0	—%
Construction	—	4.0	0.0	—
Residential	—	11.0	31.2	3.4
Agricultural	—	7.4	0.0	—
Total real estate	—
Commercial	—	7.7	9.2	1.0
Agricultural	—	4.1	55.2	1.1
Loans held for investment (1)	$—
(1) Balances based on loan original contractual terms.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the accruing loans that were modified during the twelve-months ended September 30, 2025 and 2024, there were $0.8 million and $0.5 million of loans classified as past due 30 days or more, respectively, with the remaining accruing loans performing in accordance with the modified terms and classified as current at September 30, 2025 and 2024. Of the non-accrual loans that were modified during the twelve-months ended September 30, 2025 and 2024, there were $10.5 million and $9.2 million of loans classified as past due 30 days or more, respectively, with the remaining non-accrual loans performing in accordance with the modified terms and classified as current at September 30, 2025 and 2024.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025 and 2024.
There were $2.1 million and $1.3 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended September 30, 2025 and 2024. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass-rated loans. A pass-rated loan can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass-rated loans also include loans that are on our watch lists; these loans are currently performing but are subject to closer monitoring due to certain risk factors or emerging weaknesses that could, if not corrected, result in future deterioration of repayment capacity. These loans do not meet the criteria for classification as Special Mention or a criticized asset, but are included on the bank’s internal watch list to ensure proactive management and early identification of potential credit issues.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$734.7	$1,041.1	$1,154.3	$1,457.5	$1,146.4	$2,136.1	$67.0	$9.4	$7,746.5
Special mention	170.4	92.4	16.7	37.9	77.6	110.3	0.1	—	505.4
Substandard	24.5	39.5	41.1	26.3	37.4	49.2	0.2	—	218.2
Doubtful	1.9	2.8	5.7	15.9	—	—	—	—	26.3
Total	931.5	1,175.8	1,217.8	1,537.6	1,261.4	2,295.6	67.3	9.4	8,496.4
Construction real estate:
Pass	225.2	271.4	113.9	185.6	30.7	24.0	82.1	—	932.9
Special mention	6.4	1.0	0.2	0.1	—	—	—	—	7.7
Substandard	1.8	4.9	—	10.1	1.0	0.1	0.2	—	18.1
Doubtful	—	1.3	—	—	0.8	—	—	—	2.1
Total	233.4	278.6	114.1	195.8	32.5	24.1	82.3	—	960.8
Agricultural real estate:
Pass	58.9	83.2	40.9	111.0	83.7	139.0	15.7	—	532.4
Special mention	9.1	10.5	3.5	3.4	8.6	12.3	1.1	—	48.5
Substandard	16.4	0.8	6.5	2.3	5.3	10.8	—	—	42.1
Total	84.4	94.5	50.9	116.7	97.6	162.1	16.8	—	623.0
Commercial:
Pass	211.9	329.8	256.7	297.0	242.7	284.9	625.1	7.3	2,255.4
Special mention	8.6	22.4	4.2	2.3	3.9	0.2	37.7	—	79.3
Substandard	8.0	11.6	7.8	23.9	4.0	1.9	44.2	0.2	101.6
Doubtful	1.5	2.4	0.5	6.3	0.4	—	—	—	11.1
Total	230.0	366.2	269.2	329.5	251.0	287.0	707.0	7.5	2,447.4
Agricultural:
Pass	62.6	41.8	19.3	29.3	10.3	6.8	246.1	—	416.2
Special mention	13.1	3.3	2.8	2.8	0.6	—	33.3	—	55.9
Substandard	1.6	3.4	0.7	0.1	—	0.5	6.9	—	13.2
Doubtful	5.5	0.1	2.6	—	—	—	2.0	—	10.2
Total	$82.8	$48.6	$25.4	$32.2	$10.9	$7.3	$288.3	$—	$495.5

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

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$25.3	$34.0	$74.9	$399.1	$459.5	$615.9	$503.0	$8.2	$2,119.9
Nonperforming	0.5	1.0	1.8	5.2	2.3	5.2	0.1	—	16.1
Total	25.8	35.0	76.7	404.3	461.8	621.1	503.1	8.2	2,136.0
Consumer indirect:
Performing	31.1	192.6	87.5	116.5	46.2	61.6	—	—	535.5
Nonperforming	0.3	1.1	1.1	0.9	0.6	0.8	—	—	4.8
Total	31.4	193.7	88.6	117.4	46.8	62.4	—	—	540.3
Consumer direct and advance lines:
Performing	40.2	30.1	16.0	11.7	6.2	6.1	23.2	0.2	133.7
Nonperforming	0.2	0.2	0.1	0.1	—	—	—	—	0.6
Total	$40.4	$30.3	$16.1	$11.8	$6.2	$6.1	$23.2	$0.2	$134.3

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$22.6	$73.8	$409.1	$487.3	$440.2	$252.5	$477.8	$12.5	$2,175.8
Nonperforming	1.3	1.5	4.9	2.1	1.1	4.9	—	—	15.8
Total	23.9	75.3	414.0	489.4	441.3	257.4	477.8	12.5	2,191.6
Consumer indirect:
Performing	266.8	127.2	167.5	68.9	44.4	45.6	—	—	720.4
Nonperforming	0.9	1.1	1.1	0.6	0.4	0.5	—	—	4.6
Total	267.7	128.3	168.6	69.5	44.8	46.1	—	—	725.0
Consumer direct and advance lines:
Performing	46.5	25.4	18.5	10.0	4.2	5.2	23.2	0.1	133.1
Nonperforming	0.4	0.1	0.2	0.1	—	0.1	—	—	0.9
Total	46.9	25.5	18.7	10.1	4.2	5.3	23.2	0.1	134.0
Consumer credit card:
Performing	—	—	—	—	—	—	76.6	—	76.6
Nonperforming	—	—	—	—	—	—	1.0	—	1.0
Total	$—	$—	$—	$—	$—	$—	$77.6	$—	$77.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$—	$—	$0.2	$2.5	$0.3	$—	$—	$3.0
Residential	—	0.5	0.1	0.3	0.1	0.1	—	—	1.1
Agricultural	—	—	0.2	—	—	—	—	—	0.2
Total real estate	—	0.5	0.3	0.5	2.6	0.4	—	—	4.3
Consumer:
Indirect	0.4	1.8	1.8	2.0	0.7	0.7	—	—	7.4
Direct and advance lines	0.1	0.8	0.5	0.2	0.1	1.5	—	—	3.2
Credit card	—	—	—	—	—	—	3.5	—	3.5
Total consumer	0.5	2.6	2.3	2.2	0.8	2.2	3.5	—	14.1
Commercial	—	0.9	2.4	1.2	0.3	0.4	1.9	0.1	7.2
Agricultural	2.0	2.9	—	—	—	—	—	—	4.9
Total current-period gross charge-offs	$2.5	$6.9	$5.0	$3.9	$3.7	$3.0	$5.4	$0.1	$30.5

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$0.2	$5.7	$—	$19.4	$—	$0.1	$—	$—	$25.4
Construction	—	—	13.1	—	0.1	—	—	—	13.2
Residential	—	0.2	0.2	0.1	0.3	0.2	—	—	1.0
Total real estate	0.2	5.9	13.3	19.5	0.4	0.3	—	—	39.6
Consumer:
Indirect	0.5	2.0	3.4	1.1	0.4	1.1	—	—	8.5
Direct and advance lines	0.2	0.6	0.9	0.2	—	1.8	0.1	0.1	3.9
Credit card	—	—	—	—	—	—	3.0	—	3.0
Total consumer	0.7	2.6	4.3	1.3	0.4	2.9	3.1	0.1	15.4
Commercial	21.6	2.2	1.1	0.3	0.1	0.1	31.1	2.9	59.4
Agricultural	—	—	—	0.3	—	—	—	—	0.3
Total current-period gross charge-offs	$22.5	$10.7	$18.7	$21.4	$0.9	$3.3	$34.2	$3.0	$114.7

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the nine months ended September 30, 2025 or 2024.

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
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended September 30, 2025 and 2024.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended September 30, 2025 and 2024.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.
As of September 30, 2025, the Company does not have any active interest rate derivatives designated as cash flow hedges. Amounts previously deferred in AOCI will be reclassified to income over time as the previously hedged, forecasted transactions remain probable of occurring. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. As of September 30, 2025, the Company does not have any active derivatives designated as fair value hedges.

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

	September 30, 2025			December 31, 2024
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,294.6		26.9	1,415.4		44.9
Interest rate lock commitments	0.1		—	2.7		—
Forward loan sales contracts	0.3		—	2.4		—
Derivative assets	$1,295.0	Other assets	$26.9	$1,420.5	Other assets	$44.9

Derivatives designated as accounting hedges:
Interest rate collars	$—		$—	$300.0		$1.0
Interest rate swap contracts	—		—	300.0		2.8

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,294.6		81.0	1,415.4		130.0
Risk participation agreements	86.4		—	91.6		—
Derivative liabilities	$1,381.0	Accounts payable and accrued expenses	$81.0	$2,107.0	Accounts payable and accrued expenses	$133.8
There was no unrealized fair value gain or loss on cash flow hedging derivative instruments recognized in other comprehensive income during the three months ended September 30, 2025 and an unrealized fair value loss of $1.9 million for the nine months ended September 30, 2025, and an unrealized fair value gain of $12.4 million and an unrealized fair value loss of $10.1 million for the three and the nine months ended September 30, 2024. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	September 30, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$26.9	$—	$26.9	$—	$26.9	$—
Total derivatives	26.9	—	26.9	—	26.9	—
Total assets	$26.9	$—	$26.9	$—	$26.9	$—
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$81.0	$—	$81.0	$—	$—	$81.0
Total derivatives	81.0	—	81.0	—	—	81.0
Repurchase agreements(2)	485.2	—	485.2	—	—	485.2
Total liabilities	$566.2	$—	$566.2	$—	$—	$566.2
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$44.9	$—	$44.9	$—	$42.4	$2.5
Total derivatives	44.9	—	44.9	—	42.4	2.5
Total assets	$44.9	$—	$44.9	$—	$42.4	$2.5
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2025 or December 31, 2024 it could have been required to settle its obligations under the agreements at the termination value.
As of September 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position that have contingent features described above was zero. As of September 30, 2025 and December 31, 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. At September 30, 2025 and December 31, 2024, the Company had not breached any of the settlement acceleration provisions.
(6)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

	September 30, 2025	December 31, 2024
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 14, 2025. Effective May 15, 2025, floating Three-Month Term Secured Overnight Financing Rate plus 518.0 basis points.	$—	$99.1
Fixed to floating subordinated notes, 7.625% fixed rate effective June 2025 through June 2030	122.2	—
Subsidiaries:
0.00% FHLB borrowings maturing in August 2029	3.9	3.9
8.00% finance lease obligation with term ending October 31, 2029	0.7	0.8
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	—	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	—	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	—	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	12.6
Total long-term debt	$146.2	$132.2
On August 15, 2025, the Company redeemed in full the outstanding $100.0 million of aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “2020 Subordinated Notes”) set forth in the table above without any prepayment penalty, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, August 15, 2025.
On June 10, 2025, the Company completed a public offering of $125.0 million fixed-to-floating rate subordinated notes due June 15, 2035 (the “Notes”). The Company may elect to redeem the Notes, in whole or in part, on any early redemption date which is any interest payment date on or after June 15, 2030 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The Company may also redeem the Notes, in whole but not in part, upon certain conditions as defined in the indenture governing the Notes. Any early redemption of the Notes will be subject to regulatory approval to the extent then required under applicable laws or regulations, including capital regulations. Unamortized debt issuance costs of $2.8 million, as of September 30, 2025, are being amortized to maturity.

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
At September 30, 2025, the Company had no outstanding FHLB borrowings as compared to $1,567.5 million of outstanding FHLB fixed rate borrowings at an average rate of 4.77% at December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had no other material outstanding borrowings classified as other borrowed funds.
At September 30, 2025, the Company has remaining available lines of credit with the FHLB of approximately $5,057.3 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans and securities with an advance equivalent collateral value of $5,061.2 million.
(7)    CAPITAL STOCK
The Company’s common stock is traded on the NASDAQ stock market under the symbol “FIBK.”
As of September 30, 2025, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 103,967,257 shares and 104,585,964 shares of common stock outstanding as of September 30, 2025 and December 31, 2024, respectively, and no shares of preferred stock outstanding as of September 30, 2025 and December 31, 2024.
During the nine months ended September 30, 2025, the Company issued 39,058 restricted stock units to directors for their annual service on the Company's board of directors. The aggregate value of the restricted stock units issued to directors of $1.1 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program, pursuant to which the Company has been authorized to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. Any repurchased shares will be returned to authorized but unissued shares of common stock, as permitted under applicable Delaware law.
During the three and nine months ended September 30, 2025, 842,903 shares of common stock were repurchased under the new stock repurchase program at a total cost of $27.5 million or at a weighted average price of $32.58 per share. As of September 30, 2025, following these repurchases, approximately $122.5 million remained available for future purchases under the program. The additional stock repurchases during the three and nine months ended September 30, 2025 and 2024, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$71.4	$55.5	$193.3	$173.9
Weighted average common shares outstanding for basic earnings per share computation	103,153,579	102,970,851	103,169,158	102,917,610
Dilutive effects of stock-based compensation	233,412	262,767	235,643	207,449
Weighted average common shares outstanding for diluted earnings per common share computation	103,386,991	103,233,618	103,404,801	103,125,059

Basic earnings per common share	$0.69	$0.54	$1.87	$1.69
Diluted earnings per common share	0.69	0.54	1.87	1.69

Anti-dilutive unvested time restricted stock	4,135	5,841	6,014	47,854
The Company had 768,247 and 773,563 shares of unvested restricted stock as of September 30, 2025 and 2024, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(9)    REGULATORY CAPITAL
As of September 30, 2025 and December 31, 2024, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2025 and December 31, 2024 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$3,028.7	16.62%	$1,458.1	8.00%	$1,913.8	10.50%	$1,822.7	10.00%
FIB	2,710.6	14.92	1,453.9	8.00	1,908.2	10.50	1,817.3	10.00
Tier 1 risk-based capital:
Consolidated	2,533.2	13.90	1,093.6	6.00	1,549.3	8.50	1,458.1	8.00
FIB	2,497.8	13.74	1,090.4	6.00	1,544.7	8.50	1,453.9	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,533.2	13.90	820.2	4.50	1,275.9	7.00	1,184.7	6.50
FIB	2,497.8	13.74	817.8	4.50	1,272.1	7.00	1,181.3	6.50
Leverage capital ratio:
Consolidated	2,533.2	9.60	1,055.7	4.00	1,055.7	4.00	1,319.6	5.00
FIB	2,497.8	9.48	1,053.7	4.00	1,053.7	4.00	1,317.1	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,962.8	14.38%	$1,647.8	8.00%	$2,162.8	10.50%	$2,059.8	10.00%
FIB	2,691.5	13.10	1,644.1	8.00	2,157.9	10.50	2,055.2	10.00
Tier 1 risk-based capital:
Consolidated	2,504.0	12.16	1,235.9	6.00	1,750.8	8.50	1,647.8	8.00
FIB	2,490.3	12.12	1,233.1	6.00	1,746.9	8.50	1,644.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,504.0	12.16	926.9	4.50	1,441.8	7.00	1,338.8	6.50
FIB	2,490.3	12.12	924.8	4.50	1,438.6	7.00	1,335.8	6.50
Leverage capital ratio:
Consolidated	2,504.0	8.71	1,149.4	4.00	1,149.4	4.00	1,436.8	5.00
FIB	2,490.3	8.68	1,147.5	4.00	1,147.5	4.00	1,434.4	5.00
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
As of September 30, 2025, the Company had commitments under construction contracts of $8.6 million.
Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2025. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the period ended September 30, 2025. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions during the period ended September 30, 2025.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$4.8	$5.8	$5.2	$18.4
Provision for (reduction of) credit loss expense	1.5	(0.2)	1.1	(12.8)
Ending balance	$6.3	$5.6	$6.3	$5.6

	September 30, 2025	December 31, 2024
Commitments to extend credit	$2,816.8	$3,076.5
Standby letters of credit	68.4	73.5
(12)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive loss and the related tax effects for the periods indicated are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Investment securities available-for sale:
Change in net unrealized gains during the period	$38.1	$158.5	$(9.5)	$(39.4)	$28.6	$119.1
Net change in unamortized gains (losses) on available-for-sale securities transferred into held-to-maturity	0.1	(0.2)	—	—	0.1	(0.2)
Cash flow hedge:
Change in unrealized gains on derivatives	—	12.4	—	(3.0)	—	9.4
Reclassification adjustment for derivatives net losses included in net income	0.2	3.1	(0.1)	(0.8)	0.1	2.3
Total other comprehensive income	$38.4	$173.8	$(9.6)	$(43.2)	$28.8	$130.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Investment securities available-for sale:
Change in net unrealized gains during the period	$153.5	$134.6	$(38.3)	$(33.5)	$115.2	$101.1
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	—	(0.5)	—	—	—	(0.5)
Cash flow hedge:
Change in unrealized gains (losses) on derivatives	1.9	(10.1)	(0.4)	2.8	1.5	(7.3)
Reclassification adjustment for derivatives net losses included in net income	1.6	11.2	(0.5)	(2.9)	1.1	8.3
Total other comprehensive income	$157.0	$135.2	$(39.2)	$(33.6)	$117.8	$101.6

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2025	December 31, 2024
Net unrealized loss on investment securities available-for-sale	$(198.4)	$(313.6)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.9)	(5.9)
Net unrealized loss on derivatives	0.2	(2.4)
Net accumulated other comprehensive loss	$(204.1)	$(321.9)
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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three and the nine months ended September 30, 2025 and 2024.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three and the nine months ended September 30, 2025 and 2024.

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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$235.8	$—	$235.8	$—
State, county, and municipal securities	218.2	—	218.2	—
Obligations of U.S. government agencies	201.9	—	201.9	—
U.S. agency commercial mortgage-backed securities	900.3	—	900.3	—
U.S. agency residential mortgage-backed securities	1,370.8	—	1,370.8	—
U.S. agency collateralized mortgage obligations	956.3	—	956.3	—
Private mortgage-backed securities	178.0	—	178.0	—
Collateralized loan obligations	671.9	—	671.9	—
Corporate securities	162.3	—	162.3	—
Loans held for sale	0.6	—	0.6	—
Derivative assets:
Interest rate swap contracts	26.9	—	26.9	—
Derivative liabilities:
Interest rate collars	—	—	—	—
Interest rate swap contracts	81.0	—	81.0	—
Deferred compensation plan assets	22.4	22.4	—	—

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

As of September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$22.8	$—	$—	$22.8
Loans held for sale	259.8	—	—	259.8
Long-lived assets to be disposed of by sale	5.1	—	—	5.1

As of December 31, 2024
Collateral-dependent loans	$97.6	$—	$—	$97.6

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2025 and December 31, 2024, the Company had collateral-dependent loans with a carrying value of $147.6 million and $97.6 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2025, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $10.3 million. As of December 31, 2024, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $0.8 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$22.8	Appraisal	Appraisal adjustment	5%	-	73%	(55%)
Loans held for sale	259.8	Fair value of collateral	Discount for type of property, age of appraisal, and current status	—%	-	7%	(2)%
Long-lived assets to be disposed of by sale	5.1	Appraisal	Appraisal adjustment	—%	-	—%	—%

As of December 31, 2024
Collateral-dependent loans	$97.6	Appraisal	Appraisal adjustment	—%	-	87%	(40%)

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,449.2	$1,449.2	$1,449.2	$—	$—
Investment debt securities held-to-maturity	2,410.3	2,185.4	—	2,185.4	—
Accrued interest receivable	106.6	106.6	—	106.6	—
Mortgage servicing rights, net	23.8	34.2	—	—	34.2
Net loans held for investment	15,628.6	15,330.7	—	—	15,330.7
Total financial assets	$19,618.5	$19,106.1	$1,449.2	$2,292.0	$15,364.9

Financial liabilities:
Total deposits, excluding time deposits	$19,834.4	$19,834.4	$19,834.4	$—	$—
Time deposits	2,770.6	2,758.9	—	2,758.9	—
Securities sold under repurchase agreements	485.2	485.2	—	485.2	—
Accrued interest payable	42.4	42.4	—	42.4	—
Long-term debt	146.2	153.4	—	153.4	—
Subordinated debentures held by subsidiary trusts	163.1	150.3	—	150.3	—
Total financial liabilities	$23,441.9	$23,424.6	$19,834.4	$3,590.2	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$896.6	$896.6	$896.6	$—	$—
Investment debt securities held-to-maturity	2,687.5	2,358.6	—	2,358.6	—
Accrued interest receivable	116.8	116.8	—	116.8	—
Mortgage servicing rights, net	25.7	35.4	—	—	35.4
Net loans held for investment	17,640.8	17,154.7	—	—	17,154.7
Total financial assets	$21,367.4	$20,562.1	$896.6	$2,475.4	$17,190.1

Financial liabilities:
Total deposits, excluding time deposits	$20,125.1	$20,125.1	$20,125.1	$—	$—
Time deposits	2,890.5	2,875.5	—	2,875.5	—
Securities sold under repurchase agreements	523.9	523.9	—	523.9	—
Other borrowed funds	1,567.5	1,567.5	—	1,567.5	—
Accrued interest payable	47.0	47.0	—	47.0	—
Long-term debt	132.2	131.9	—	131.9	—
Subordinated debentures held by subsidiary trusts	163.1	152.3	—	152.3	—
Total financial liabilities	$25,449.3	$25,423.2	$20,125.1	$5,298.1	$—

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
(15)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 28, 2025, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on November 20, 2025 to shareholders of record as of November 10, 2025.
On October 7, 2025, the Company redeemed in full the trust securities of HF Financial Capital Trust III (“Trust XI”) at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through October 6, 2025. The redemption included all of the outstanding debt securities ($5.2 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($5.0 million aggregate principal amount of capital securities and $0.2 million aggregate principal amount of common securities).
On October 8, 2025, the Company redeemed in full the trust securities of HF Trust IV (“Trust XII”) at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
through October 7, 2025. The redemption included all of the outstanding debt securities ($7.2 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($7.0 million aggregate principal amount of capital securities and $0.2 million aggregate principal amount of common securities).
On October 10, 2025, the Bank closed the previously disclosed transaction with Enterprise Bank & Trust (“Enterprise Bank”), a wholly-owned subsidiary of Enterprise Financial Services Corp, pursuant to which Enterprise Bank acquired twelve branches from the Bank, including approximately $645 million in deposits and certain commercially-oriented loans with outstanding balances of $305 million, and the owned real estate and fixed and other assets associated with the branches. The branches sold in the transaction included all of the Bank’s Kansas and Arizona locations, with ten branches in Arizona and two branches in Kansas. The Company anticipates recognizing an approximately $60 million pre-tax gain related to this transaction.
On October 16, 2025, the Bank entered into a Purchase and Assumption Agreement with Security First Bank (“Security First”) pursuant to which Security First will acquire from the Bank the eleven Nebraska branches previously identified. The Purchase and Assumption Agreement provides for the transfer by the Bank to Security First of the facilities and other associated assets of the branches, approximately $280 million in deposits, and loans with outstanding balances of roughly $70 million. Consummation of the transaction is subject to regulatory approvals and other customary conditions to closing. It is currently anticipated that the closing of the transaction will take place in early 2026.
On October 30, 2025, the Company announced the expected closure of four additional branches located in Nebraska in the first quarter of 2026.
As of October 31, 2025, the Company purchased 1.1 million shares of common stock during October 2025, for a total repurchase, under the stock repurchase program since the program was adopted on August 28, 2025 of approximately 1.9 million shares for a total approximate cost of $60.2 million.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of November 6, 2025, we operated 289 banking offices, including branches and detached drive-up facilities, in communities across twelve states— Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide lending opportunities to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
As of September 30, 2025, we had consolidated assets of $27.3 billion, deposits of $22.6 billion, net loans held for investment of $15.6 billion, and total stockholders’ equity of $3.4 billion.
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
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025. Under our indirect lending program, indirect loans were created when we purchased consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. At September 30, 2025, indirect loans represented approximately 3.4% of loan balances and 80.1% of our consumer loan portfolio.
Sale of Arizona and Kansas Branches
On October 10, 2025, the Bank closed the previously disclosed transaction with Enterprise Bank & Trust (“Enterprise Bank”), a wholly-owned subsidiary of Enterprise Financial Services Corp, pursuant to which Enterprise Bank acquired twelve branches from the Bank, including approximately $645 million in deposits and certain commercially-oriented loans with outstanding balances of $305 million, and the owned real estate and fixed and other assets associated with the branches. The branches included all of the Bank’s Kansas and Arizona locations, with ten branches in Arizona and two branches in Kansas. At September 30, 2025, $305.0 million of loans were held-for-sale in connection with the then pending sale of the Arizona and Kansas branches. For more information, see “Note 3 - Loans Held For Sale” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Consumer Credit Card Outsourcing
In June 2025, we completed the outsourcing of our consumer credit card portfolio resulting in the sale of $74.2 million of consumer credit card loans and recognition of a $4.3 million gain, net of the related consumer credit card rewards liability.
2020 Subordinated Notes Redemption
On August 15, 2025, the Company redeemed in full the outstanding $100.0 million of aggregate principal amount of its 5.25% fixed-to-floating rate subordinated notes due 2030 (the “2020 Subordinated Notes”) without any prepayment penalty, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, August 15, 2025.
Redemption of Trust Preferred Securities
On October 7, 2025, the Company redeemed in full the trust securities of HF Financial Capital Trust III (“Trust XI”) at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through October 6, 2025. The redemption included all of the outstanding debt securities ($5.2 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($5.0 million capital securities and $0.2 million common securities).
On October 8, 2025, the Company redeemed in full the trust securities of HF Trust IV (“Trust XII”) at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through October 7, 2025. The redemption included all of the outstanding debt securities ($7.2 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($7.0 million capital securities and $0.2 million common securities).
Pending Sale of Certain Nebraska Branches
As previously disclosed, on October 16, 2025, the Bank entered into a Purchase and Assumption Agreement with Security First Bank (“Security First”) pursuant to which Security First will acquire eleven (11) Nebraska branches from the Bank. The Purchase and Assumption Agreement provides for the transfer by the Bank to Security First of the facilities and other associated assets of the branches, approximately $280 million in deposits, and loans with outstanding balances of roughly $70 million. Consummation of the transaction is subject to regulatory approvals and other customary conditions to closing. It is currently anticipated that the closing of the transaction will take place in early 2026.
Planned Closure of Four Nebraska Branches
As previously announced, following a strategic review, the Company expects to close four additional branches in Nebraska in the first quarter of 2026. These branch closures are intended to enhance operational efficiency and better position the Company for long-term success. Subsequent to the pending sale of eleven Nebraska branches and the closure of these four branches the Company will have 29 branches remaining in Nebraska.

Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of September 30, 2025. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.
As of September 30, 2025, our FDIC insured deposits were 65.1% of total deposits, including accounts eligible for pass-through insurance. As of October 31, 2025, the Bank had available borrowing capacity of $5.5 billion with the Federal Home Loan Bank (“FHLB”) and $2.7 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
With general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to short-term interest rates until September 2024 and then decreased them by a total of 100 basis points in 2024. In 2025, the Federal Reserve decreased rates by 25 basis points in September and an additional 25 basis points in October.
The Company’s quarterly yield on interest earning assets decreased to 4.73% as of September 30, 2025 from 4.76% as of June 30, 2025, and decreased from 4.83% as of September 30, 2024.
The recent declines in short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt and deposits. The Company’s cost of funds decreased to 1.45% during the three months ended September 30, 2025 from 1.50% during the three months ended June 30, 2025, and decreased from 1.86% during the three months ended September 30, 2024. During the third quarter of 2025, the changes in the mix and cost of funds was partially offset by the change in the mix and yield on earning assets, resulting in an increase of the Company’s net interest margin during the three months ended September 30, 2025 to 3.34% from 3.30% during the three months ended June 30, 2025 and from 3.01% for the three months ended September 30, 2024. The Company’s FTE net interest margin, a non-GAAP financial measure, increased to 3.36% during the three months ended September 30, 2025, from 3.32% during the three months ended June 30, 2025, and increased from 3.04% during the three months ended September 30, 2024.
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
A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses. For example, we believe macroeconomic conditions contributed to slower lease-up in our multifamily portfolio, which resulted in an increase in criticized assets during the second quarter of 2025. In the third quarter of 2025, criticized assets improved as compared to the second quarter. For additional information regarding criticized assets, see “Note – Loans Held for Investment – Credit Quality Indicators” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
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

Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and are also referenced in “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. There have been no material changes during the third quarter of 2025 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Net Income
Net income increased $15.9 million to $71.4 million, or $0.69 per diluted share, during the three months ended September 30, 2025, as compared to net income of $55.5 million, or $0.54 per diluted share, for the same period in 2024, which is primarily attributable to a $19.8 million lower provision for credit losses and higher net interest income, partially offset by higher income tax expense. The net interest income increase was the result of lower interest expense on interest bearing liabilities during the 2025 period.
Net income increased $19.4 million to $193.3 million, or $1.87 per diluted share, during the nine months ended September 30, 2025, as compared to net income of $173.9 million, or $1.69 per diluted share, for the same period in 2024, which is primarily attributable to higher net interest income and lower provision for credit losses, partially offset by lower noninterest income and higher income tax expense during the 2025 period.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2025			September 30, 2024
	Average Balance	Interest (3) (6)	Average Rate	Average Balance	Interest (3) (6)	Average Rate
Interest earning assets:
Loans (1)	$16,419.0	$235.0	5.68%	$18,209.1	$260.3	5.69%
Investment securities:
Taxable (2)	7,144.7	47.8	2.65	8,209.7	60.7	2.94
Tax-exempt	180.0	0.9	1.98	185.3	0.9	1.93
Investment in FHLB and FRB stock	107.9	1.3	4.78	176.0	2.8	6.33
Interest bearing deposits in banks	737.8	8.4	4.52	353.1	4.9	5.52
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$24,589.5	$293.4	4.73%	$27,133.3	$329.6	4.83%
Noninterest earning assets	2,702.9			2,813.6
Total assets	$27,292.4			$29,946.9
Interest bearing liabilities:
Demand deposits	$6,326.4	$15.7	0.98%	$6,143.9	$15.1	0.98%
Savings deposits	7,841.2	37.8	1.91	7,763.4	42.2	2.16
Time deposits	2,782.1	23.4	3.34	2,863.1	26.9	3.74
Repurchase agreements	490.8	1.2	0.97	643.9	1.4	0.86
Other borrowed funds	23.0	0.4	6.90	2,526.6	32.0	5.04
Long-term debt	201.1	3.8	7.50	147.2	1.6	4.32
Subordinated debentures held by subsidiary trusts	163.1	2.9	7.05	163.1	3.3	8.05
Total interest bearing liabilities	$17,827.7	$85.2	1.90%	$20,251.2	$122.5	2.41%
Noninterest bearing deposits	5,548.7			5,927.2
Other noninterest bearing liabilities	468.2			461.4
Stockholders’ equity	3,447.8			3,307.1
Total liabilities and stockholders’ equity	$27,292.4			$29,946.9
Net FTE interest income (non-GAAP)(4)		$208.2			$207.1
Less FTE adjustments(3)		(1.4)			(1.6)
Net interest income from consolidated statements of income		$206.8			$205.5
Interest rate spread			2.83%			2.42%
Net interest margin			3.34			3.01
Net FTE interest margin (non-GAAP)(4)			3.36			3.04
Cost of funds, including noninterest bearing demand deposits (5)			1.45			1.86

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) Includes average balance of unsettled trades on investment securities.
(3) The Company adjusts interest income and average rates for tax exempt loans and securities to an FTE basis utilizing a 21% tax rate.
(4) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. Net FTE interest income and net FTE interest margin are non-GAAP financial measures. See “Non-GAAP Reconciliations” included herein for a reconciliation to the most directly comparable GAAP financial measures.

(5) Calculated by dividing total annualized interest on interest bearing liabilities by the sum of total interest-bearing liabilities plus noninterest bearing deposits.
(6) Dividends on FHLB and FRB stock.
Net interest income increased $1.3 million during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to a decrease in interest expense resulting from decreased rates on other borrowed funds along with a decrease in average other borrowed funds balances, partially offset by lower interest income on investment securities as a result of a decrease in average rates and average investment security balances and as a result of a decrease in average loan balances.
Net interest income included interest accretion related to the fair value of acquired loans of $3.5 million during the three months ended September 30, 2025, compared to interest accretion of $4.4 million during the three months ended September 30, 2024.

Our net interest margin ratio increased 33 basis points to 3.34% for the three months ended September 30, 2025, as compared to 3.01% for the same period in 2024 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 32 basis points for the three months ended September 30, 2025, as compared to the same period in 2024. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 33 basis points to 3.30% during the three months ended September 30, 2025, as compared to 2.97% for the same period in 2024. The increases in the net interest margin ratio were primarily a result of lower interest expense resulting from decreased other borrowed funds balances.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2025			September 30, 2024
	Average Balance	Interest (3) (6)	Average Rate	Average Balance	Interest (3) (6)	Average Rate
Interest earning assets:
Loans (1)	$17,042.5	$718.7	5.64%	$18,250.5	$768.3	5.62%
Investment securities
Taxable (2)	7,286.7	148.7	2.73	8,415.1	187.5	2.98
Tax-exempt	181.3	2.6	1.92	187.4	2.6	1.85
Investment in FHLB and FRB stock	140.8	6.3	5.98	186.6	9.4	6.73
Interest bearing deposits in banks	619.4	20.9	4.51	332.7	13.9	5.58
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$25,270.8	$897.2	4.75%	$27,372.4	$981.7	4.79%
Noninterest earning assets	2,726.8			2,830.9
Total assets	$27,997.6			$30,203.3
Interest bearing liabilities:
Demand deposits	$6,380.3	$45.1	0.95%	$6,149.4	$41.9	0.91%
Savings deposits	7,814.4	110.1	1.88	7,768.5	122.1	2.10
Time deposits	2,816.8	72.1	3.42	2,899.5	80.2	3.69
Repurchase agreements	513.6	3.5	0.91	740.1	5.6	1.01
Other borrowed funds	753.5	26.2	4.65	2,599.9	99.4	5.11
Long-term debt	164.1	8.2	6.68	293.2	10.3	4.69
Subordinated debentures held by subsidiary trusts	163.1	8.6	7.05	163.1	9.9	8.11
Total interest bearing liabilities	$18,605.8	$273.8	1.97%	$20,613.7	$369.4	2.39%
Noninterest bearing deposits	5,572.5			5,872.6
Other noninterest bearing liabilities	417.6			473.2
Stockholders’ equity	3,401.7			3,243.8
Total liabilities and stockholders’ equity	$27,997.6			$30,203.3
Net FTE interest income (non-GAAP)(4)		$623.4			$612.3
Less FTE adjustments (3)		(4.4)			(5.0)
Net interest income from consolidated statements of income		$619.0			$607.3
Interest rate spread			2.78%			2.40%
Net interest margin			3.27			2.96
Net FTE interest margin (non-GAAP)(4)			3.30			2.99
Cost of funds, including non-interest-bearing demand deposits (5)			1.51			1.86

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material.

(2) Includes average balance of unsettled trades on investment securities.
(3) The Company adjusts interest income and average rates for tax exempt loans and securities to an FTE basis utilizing a 21% tax rate.
(4) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company’s performance as a comparison of the returns between a tax-free investment and a taxable alternative. Net FTE interest income and net FTE interest margin are non-GAAP financial measures. See “Non-GAAP Reconciliations” included herein for a reconciliation to the most directly comparable GAAP financial measures.

(5) Calculated by dividing total annualized interest on interest-bearing liabilities by the sum of total interest-bearing liabilities plus non-interest-bearing deposits.
(6) Dividends on FHLB and FRB stock.

Net interest income increased $11.7 million during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to a decrease in interest expense resulting from decreased rates on other borrowed funds along with a decrease in average other borrowed funds balances, partially offset by lower interest income on investment securities as a result of a decrease in average rates and average investment security balances and as a result of a decrease in average loan balances.
Net interest income included interest accretion related to the fair value of acquired loans of $12.4 million during the nine months ended September 30, 2025, compared to interest accretion of $16.0 million during the nine months ended September 30, 2024.
Our net interest margin ratio increased 31 basis points to 3.27% for the nine months ended September 30, 2025, as compared to 2.96% for the same period in 2024 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 31 basis points for the nine months ended September 30, 2025, as compared to the same period in 2024. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 32 basis points to 3.23% during the nine months ended September 30, 2025, as compared to 2.91% for the same period in 2024. The increases in the net interest margin ratio were primarily a result of lower interest expense resulting from decreased other borrowed funds balances.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the nine months ended September 30, 2025 and 2024. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2025 compared with Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 compared with Nine Months Ended September 30, 2024
	Volume	Rate(2)	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(25.7)	$0.4	$(25.3)	$(50.8)	$1.2	$(49.6)
Investment securities (1)	(7.9)	(5.0)	(12.9)	(25.0)	(13.8)	(38.8)
Investment in FHLB and FRB stock	(1.1)	(0.4)	(1.5)	(2.3)	(0.8)	(3.1)
Interest bearing deposits in banks	5.4	(1.9)	3.5	12.0	(5.0)	7.0
Total change	(29.3)	(6.9)	(36.2)	(66.1)	(18.4)	(84.5)
Interest bearing liabilities:
Demand deposits	0.5	0.1	0.6	1.6	1.6	3.2
Savings deposits	0.4	(4.8)	(4.4)	0.7	(12.7)	(12.0)
Time deposits	(0.8)	(2.7)	(3.5)	(2.3)	(5.8)	(8.1)
Repurchase agreements	(0.3)	0.1	(0.2)	(1.7)	(0.4)	(2.1)
Other borrowed funds	(31.8)	0.2	(31.6)	(70.6)	(2.6)	(73.2)
Long-term debt	0.6	1.6	2.2	(4.5)	2.4	(2.1)
Subordinated debentures held by subsidiary trusts	—	(0.4)	(0.4)	—	(1.3)	(1.3)
Total change	(31.4)	(5.9)	(37.3)	(76.8)	(18.8)	(95.6)
Increase in FTE net interest income (1)	$2.1	$(1.0)	$1.1	$10.7	$0.4	$11.1
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended		Nine Months Ended
(In millions, except % and per share data)		Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net interest income	(A)	$206.8	$205.5	$619.0	$607.3
FTE interest income		1.4	1.6	4.4	5.0
Net FTE interest income (Non-GAAP)	(B)	208.2	207.1	623.4	612.3
Less purchase accounting accretion		3.5	4.4	12.4	16.0
Adjusted net FTE interest income (Non-GAAP)	(C)	$204.7	$202.7	$611.0	$596.3

Average interest earning assets	(D)	$24,589.5	$27,133.3	$25,270.8	$27,372.4

Net interest margin (GAAP)	(A*) / (D)	3.34%	3.01%	3.27%	2.96%
Net FTE interest margin ratio (Non-GAAP)	(B*) / (D)	3.36	3.04	3.30	2.99
Adjusted net FTE interest margin ratio (Non-GAAP)	(C*) / (D)	3.30	2.97	3.23	2.91
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
The Company recorded a zero provision for credit losses, resulting from a reduction of credit losses of $1.5 million on loans held for investment and a provision for credit losses for unfunded commitments of $1.5 million during the three months ended September 30, 2025, as compared to a $19.8 million provision for credit losses during same period in 2024. Net charge-offs were $2.3 million or an annualized 0.06% of average loans outstanding during the three months ended September 30, 2025, as compared to net charge-offs of $27.4 million, or an annualized 0.60% of average loans outstanding during the same period in 2024. Net loan charge-offs in the third quarter of 2025 were composed of charge-offs of $6.7 million, which were partially offset by recoveries of $4.4 million.
The provision for credit losses during the nine months ended September 30, 2025 of $19.7 million included a provision for credit losses on loans held for investment of $18.8 million, a provision for credit losses on unfunded commitments of $1.1 million, and a reduction of credit losses on investment securities of $0.2 million. This compares to a provision for credit losses of $34.1 million during the same period in 2024. Net charge-offs were $17.1 million or an annualized 0.13% of average loans outstanding during the nine months ended September 30, 2025, as compared to net charge-offs of $49.3 million, or an annualized 0.36% of average loans outstanding during the same period in 2024. Net loan charge-offs during the nine months ended September 30, 2025 were composed of charge-offs of $30.5 million, which were partially offset by recoveries of $13.4 million.
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

Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees. The following table presents the composition of our noninterest income for the periods indicated:

Noninterest Income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2025	2024			2025	2024
Payment services revenues	$16.8	$18.7	$(1.9)	(10.2)%	$51.7	$55.7	$(4.0)	(7.2)%
Mortgage banking revenues	1.5	1.7	(0.2)	(11.8)	4.7	5.1	(0.4)	(7.8)
Wealth management revenues	10.4	9.6	0.8	8.3	29.9	28.2	1.7	6.0
Service charges on deposit accounts	7.0	6.6	0.4	6.1	20.5	19.0	1.5	7.9
Other service charges, commissions and fees	2.1	2.2	(0.1)	(4.5)	6.5	6.5	—	—
Other income	5.9	7.6	(1.7)	(22.4)	13.5	16.6	(3.1)	(18.7)
Total noninterest income	$43.7	$46.4	$(2.7)	(5.8)	$126.8	$131.1	$(4.3)	(3.3)
 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.9 million during the three months ended September 30, 2025, as compared to the same period in 2024. For the nine months ended September 30, 2025, payment services revenues decreased $4.0 million, as compared to the same period in 2024, primarily due to a decrease in credit card interchange revenue and a decrease in debit card revenues.
Wealth management revenues primarily consist of annuity sales and investment, retirement, trust, and estate services. Wealth management revenues increased $0.8 million during the three months ended September 30, 2025 compared to the same period in 2024. For the nine months ended September 30, 2025, wealth management revenues increased $1.7 million, as compared to the same period in 2024, primarily driven by an increase in trust and estate fees.
Service charges on deposit accounts are primarily driven by service fees and overdraft charges on deposit accounts. Service charges on deposit accounts increased $0.4 million during the three months ended September 30, 2025 compared to the same period in 2024. For the nine months ended September 30, 2025, service charges on deposit accounts increased $1.5 million, as compared to the same period in 2024, primarily driven by an increase in ACH and wire services.
Other income primarily includes company-owned life insurance revenues, check printing income, and gains on sales of miscellaneous assets. Other income decreased $1.7 million during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a gain on sale of one our branches during the same period in 2024. Other income decreased $3.1 million during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to the second quarter of 2025 valuation allowance for loans transferred from loans held for investment to held for sale related to the then pending sale of Arizona and Kansas branches, which transaction closed on October 10, 2025 subsequent to the third quarter of 2025, partially offset by a gain received net of the related credit card rewards liability for the sale of the consumer credit card portfolio and an increase in life insurance proceeds in the third quarter of of 2025, and due to a gain on sale of one of our branches during the same period in 2024.

Noninterest Expense
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest Expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2025	2024			2025	2024
Salaries and wages	$66.2	$70.9	$(4.7)	(6.6)%	$199.8	$202.4	$(2.6)	(1.3)%
Employee benefits	18.2	19.7	(1.5)	(7.6)	56.1	55.9	0.2	0.4
Outsourced technology services	14.9	14.6	0.3	2.1	42.4	42.2	0.2	0.5
Occupancy, net	13.2	11.8	1.4	11.9	40.3	35.8	4.5	12.6
Furniture and equipment	5.3	5.2	0.1	1.9	15.5	15.4	0.1	0.6
OREO expense, net of income	—	—	—	—	0.5	4.0	(3.5)	(87.5)
Professional fees	6.1	4.2	1.9	45.2	17.3	16.1	1.2	7.5
FDIC insurance premiums	3.7	5.2	(1.5)	(28.8)	12.0	19.2	(7.2)	(37.5)
Other intangibles amortization	3.4	3.6	(0.2)	(5.6)	10.2	11.0	(0.8)	(7.3)
Other expenses	26.9	24.2	2.7	11.2	79.5	74.5	5.0	6.7
Total noninterest expense	$157.9	$159.4	$(1.5)	(0.9)	$473.6	$476.5	$(2.9)	(0.6)
Noninterest expense decreased $1.5 million during the three months ended September 30, 2025 compared to the same period in 2024 and decreased $2.9 million during the nine months ended September 30, 2025 as compared to the same period in 2024.
Salaries and wages expense decreased $4.7 million during the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to a $3.8 million accrual related to the Chief Executive Officer transition in the third quarter of 2024 and $3.1 million of lower short-term incentive accruals, which were partially offset by higher salaries, during the third quarter of 2025. Salaries and wages expense decreased $2.6 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to a $3.8 million accrual related to the Chief Executive Officer transition in the third quarter of 2024 and lower short-term incentive accruals in the second quarter of 2025, which were partially offset by higher salaries and deferred loan costs.
Employee benefits expense decreased $1.5 million during the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower medical costs. Employee benefits expense increased $0.2 million during the nine months ended September 30, 2025 as compared to the same period in 2024.
Occupancy, net expense increased $1.4 million during the three months ended September 30, 2025 and increased $4.5 million during the nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to increases in janitorial, maintenance, repairs, and snow removal costs.
Other Real Estate Owned (“OREO”) expense, net of income had no change during the three months ended September 30, 2025 and decreased $3.5 million during the nine months ended September 30, 2025, as compared to the same periods in 2024. The decrease during the nine months ended September 30, 2025 was primarily due to a decrease in OREO valuation write-downs.
Professional fees increased $1.9 million during the three months ended September 30, 2025 and increased $1.2 million during the nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to increases in legal services, which were partially offset by lower audit and consulting services during the nine months ended September 30, 2025.
FDIC insurance premiums decreased $1.5 million during the three months ended September 30, 2025 and decreased $7.2 million during the nine months ended September 30, 2025, primarily resulting from lower assessment fees as a result of lower average assets compared to the same periods in 2024, which included a $1.5 million special assessment accrual recorded during the first quarter of 2024.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses increased $2.7 million during the three months ended September 30, 2025 and increased $5.0 million during the nine months ended September 30, 2025, primarily resulting from increases in donation expense and the write-down of the fixed assets associated with the Arizona and Kansas branches pending disposition compared to the same periods in 2024.
Income Tax Expense
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and contains numerous tax provisions. The Company is currently evaluating the OBBBA and does not expect a material impact on the consolidated financial statements.
Our effective federal tax rate was 17.8% for the three months ended September 30, 2025 compared to 18.6% for the three months ended September 30, 2024, and was 18.3% for the nine months ended September 30, 2025 compared to 18.5% for the nine months ended September 30, 2024. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.0% for the three months ended September 30, 2025 compared to 5.2% for the three months ended September 30, 2024 and was 5.1% for the nine months ended September 30, 2025 compared to 5.2% for the nine months ended September 30, 2024.
Financial Condition
Total Assets
Total assets decreased $1,804.5 million, or 6.2%, to $27,332.9 million as of September 30, 2025, from $29,137.4 million as of December 31, 2024, primarily due to decreases in investment securities and loans. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2024 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our credit and interest rate risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasury notes, U.S. government agency, U.S. government agency commercial mortgage-backed securities, U.S. government residential mortgage-backed securities, U.S. government agency collateralized mortgage obligations, collateralized loan obligation, corporate securities, and tax-exempt municipal securities.
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 94.5% and 93.9% of the investment portfolio’s available-for-sale and held-to maturity segments, respectively, at September 30, 2025. All other held-to-maturity debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 6.1% of total held-to maturity debt securities at September 30, 2025.
Investment securities decreased $438.8 million, or 5.7%, to $7,305.8 million, or 26.7% of total assets, as of September 30, 2025, from $7,744.6 million, or 26.6% of total assets, as of December 31, 2024. The decrease was primarily resulting from called securities, pay-downs, and maturities, partially offset by a $153.6 million increase in fair market values and $803.5 million in purchases of investment securities during the period.
As of September 30, 2025 and December 31, 2024, the estimated duration of our investment portfolio was 3.5 and 3.7 years, respectively.
As of September 30, 2025 and December 31, 2024, we had $5,797.6 million and $6,296.7 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities totaled $495.6 million as of September 30, 2025, and were attributable to changes in interest rates. At September 30, 2025 and December 31, 2024, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.7 million and $0.9 million, respectively.

Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $2,010.5 million to $15,834.4 million as of September 30, 2025 as compared to $17,844.9 million as of December 31, 2024.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	September 30, 2025	December 31, 2024	$ Change	% Change
Real estate:
Commercial	$8,496.4	$9,263.2	$(766.8)	(8.3)%
Construction	960.8	1,244.6	(283.8)	(22.8)
Residential	2,136.0	2,191.6	(55.6)	(2.5)
Agricultural	623.0	701.1	(78.1)	(11.1)
Total real estate	12,216.2	13,400.5	(1,184.3)	(8.8)
Consumer:
Indirect	540.3	725.0	(184.7)	(25.5)
Direct and advance lines	134.3	134.0	0.3	0.2
Credit card	—	77.6	(77.6)	(100.0)
Total consumer	674.6	936.6	(262.0)	(28.0)
Commercial	2,447.4	2,829.4	(382.0)	(13.5)
Agricultural	495.5	687.9	(192.4)	(28.0)
Other, including overdrafts	10.2	1.6	8.6	537.5
Deferred loan fees and costs	(9.5)	(11.1)	1.6	(14.4)
Loans held for investment, net of deferred loan fees and costs	$15,834.4	$17,844.9	$(2,010.5)	(11.3)
The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025, which resulted in $66.8 million of continued amortization for the indirect portfolio in the third quarter of 2025. See “—Indirect Loans” above for additional information. The Company sold $74.2 million of consumer credit card loans in the second quarter of 2025. See “—Consumer Credit Card Outsourcing” above for additional information. Additionally, as of September 30, 2025, the Company transferred $305.0 million of loans held for investment to loans held for sale related to the then pending sale of the Arizona and Kansas branches, which closed on October 10, 2025. See “—Sale of Arizona and Kansas Branches” above for additional information regarding the transaction. The remaining decline in loan balances is due to paydowns and maturities.
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $43.3 million, or 31.3%, to $181.6 million as of September 30, 2025, from $138.3 million as of December 31, 2024, primarily due to an increase in non-accrual commercial real estate of $18.8 million and agricultural real estate of $21.6 million during 2025. As of September 30, 2025 there were approximately $101.0 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $0.6 million as of September 30, 2025 compared to $3.0 million as of December 31, 2024.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO decreased $0.9 million, or 20.9%, to $3.4 million as of September 30, 2025, from $4.3 million as of December 31, 2024.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	September 30, 2025	December 31, 2024
Non-performing loans:
Non-accrual loans	$181.6	$138.3
Accruing loans past due 90 days or more	0.6	3.0
Total non-performing loans	182.2	141.3
OREO	3.4	4.3
Total non-performing assets	$185.6	$145.6

Non-accrual loans to loans held for investment	1.15%	0.78%
Non-performing assets to loans held for investment and OREO	1.17	0.82
Non-performing assets to total assets	0.68	0.50
Allowance for credit losses to non-performing loans	112.95	144.44
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Real estate:
Commercial	$74.2	40.8%	$55.4	39.2%
Construction	4.2	2.3	3.3	2.3
Residential	16.1	8.8	15.8	11.2
Agricultural	26.9	14.8	5.3	3.8
Total real estate	121.4	66.7	79.8	56.5
Consumer
Indirect	4.8	2.6	4.6	3.3
Direct	0.6	0.3	0.9	0.6
Credit Card	—	—	1.0	0.7
Total consumer	5.4	2.9	6.5	4.6
Commercial	40.6	22.3	34.1	24.1
Agricultural	14.8	8.1	20.9	14.8
Total non-performing loans	$182.2	100.0%	$141.3	100.0%

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
Our allowance for credit losses was $205.8 million, or 1.30% of loans held for investment as of September 30, 2025 compared to $204.1 million, or 1.14% of loans held for investment, as of December 31, 2024. The increase reflected changes in the mix of loan balances, the attributes of the current portfolio, and changes in the general economic outlook. The Company’s allowance for off-balance sheet credit losses was $6.3 million as of September 30, 2025, compared to $5.2 million as of December 31, 2024.

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
The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated:

Allowance for Credit Losses	Three Months Ended			Nine Months Ended
(Dollars in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Allowance for credit losses on loans:
Beginning balance	$209.6	$225.4	$232.8	$204.1	$227.7
(Reduction of) provision for credit losses	(1.5)	33.9	20.0	18.8	47.0
Charge offs:
Real estate
Commercial	0.2	3.8	15.9	3.0	21.6
Construction	—	—	6.2	—	13.2
Residential	0.4	0.3	0.1	1.1	0.7
Agricultural	0.2	—	—	0.2	—
Consumer	3.8	3.5	4.1	14.1	11.9
Commercial	2.1	50.7	2.5	7.2	8.7
Agricultural	—	—	0.3	4.9	0.3
Total charge-offs	6.7	58.3	29.1	30.5	56.4
Recoveries:
Real estate
Commercial	0.2	—	0.1	5.0	0.8
Construction	1.3	—	0.1	1.3	0.1
Residential	—	0.1	—	0.3	0.1
Agricultural	—	—	—	0.2	0.1
Consumer	2.2	1.3	1.3	4.9	3.6
Commercial	0.7	1.7	0.2	1.6	2.1
Agricultural	—	—	—	0.1	0.3
Total recoveries	4.4	3.1	1.7	13.4	7.1
Net charge-offs	2.3	55.2	27.4	17.1	49.3
Ending balance	$205.8	$204.1	$225.4	$205.8	$225.4

Allowance for off-balance sheet credit losses:
Beginning balance	$4.8	$5.6	$5.8	$5.2	$18.4
Provision for (reduction of) credit losses	1.5	(0.4)	(0.2)	1.1	(12.8)
Ending balance	$6.3	$5.2	$5.6	$6.3	$5.6

Allowance for credit losses on investment securities:
Beginning balance	$0.7	$0.7	$0.7	$0.9	$0.8
(Reduction of) provision for investment securities	—	0.2	—	(0.2)	(0.1)
Ending balance	$0.7	$0.9	$0.7	$0.7	$0.7

Total allowance for credit losses	$212.8	$210.2	$231.7	$212.8	$231.7
Total provision for credit losses	—	33.7	19.8	19.7	34.1
Loans held for investment, net of deferred fees and costs	15,834.4	17,844.9	18,027.1	15,834.4	18,027.1
Average loans	16,419.0	17,977.7	18,209.1	17,042.5	18,250.5
Net loans charged-off to average loans, annualized	0.06%	1.22%	0.60%	0.13%	0.36%
Allowance to non-accrual loans	113.33	147.58	130.52	113.33	130.52
Allowance to loans held for investment	1.30	1.14	1.25	1.30	1.25

Total Liabilities
Total liabilities decreased $1,949.2 million, or 7.5%, to $23,884.2 million as of September 30, 2025, from $25,833.4 million as of December 31, 2024, primarily due to decreases in deposits and other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $410.6 million, or 1.8%, to $22,605.0 million as of September 30, 2025, from $23,015.6 million as of December 31, 2024, with decreases in all types of deposits except interest bearing savings and time, $250 thousand and over deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Noninterest bearing demand	$5,555.7	24.6%	$5,797.6	25.2%
Interest bearing:
Demand	6,324.7	27.9	6,495.2	28.2
Savings	7,954.0	35.2	7,832.3	34.0
Time, $250,000 or more	851.1	3.8	825.0	3.6
Time, other (1)	1,919.5	8.5	2,065.5	9.0
Total interest bearing	17,049.3	75.4	17,218.0	74.8
Total deposits	$22,605.0	100.0%	$23,015.6	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $13.3 million and $12.5 million as of September 30, 2025 and December 31, 2024, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at September 30, 2025 was $7.9 billion, or 34.9% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Other Borrowed Funds
Other borrowed funds is comprised of variable-rate, overnight and fixed-rate borrowings with remaining contractual tenors of up to one year through the Federal Home Loan Bank, to address short-term funding needs. Other borrowed funds decreased $1,567.5 million, or 100.0%, to zero as of September 30, 2025 from $1,567.5 million as of December 31, 2024. The decrease was funded by cash flows from paydowns and maturities of investment securities and loans.
Long-Term Debt
Long-term debt increased $14.0 million, or 10.6%, to $146.2 million as of September 30, 2025 from $132.2 million as of December 31, 2024, primarily as a result of the Company’s issuance of $125.0 million aggregate principal amount of 7.625% fixed-to-floating rate subordinated notes due 2035 (the “2025 Subordinated Notes”) in the second quarter of 2025, which was partially offset by a reduction in debt related to the New Market Tax Credits that the Company consolidated through its controlling interest in variable interest entity investments. For additional information regarding the 2025 Subordinated Notes, see “Note – Long-Term Debt” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Capital Resources and Liquidity Management

Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $144.7 million, or 4.4%, to $3,448.7 million as of September 30, 2025, from $3,304.0 million as of December 31, 2024, due to a decrease to the unrealized losses on available-for-sale securities through other comprehensive income and the retention of retained earnings, partially offset by cash dividends paid, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, and stock repurchases as part of the stock repurchase program.
On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program, pursuant to which the Company has been authorized to repurchase up to $150.0 million worth of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. Any repurchased shares will be returned to authorized but unissued shares of common stock, as permitted under applicable Delaware law. See Part II –Other Information, “Item 1A – Risk Factors” for additional information.
During the three and nine months ended September 30, 2025, 842,903 shares of common stock were repurchased under the new stock repurchase program at a total cost of $27.5 million or a weighted average price of $32.58 per share. As of September 30, 2025, following these repurchases, approximately $122.5 million remained available for future purchases under the program. From October 1, 2025 to October 31, 2025, the Company purchased an additional 1.1 million shares of common stock, for a total repurchase of approximately $60.2 million or approximately 1.9 million shares.
On October 28, 2025, the Company’s board of directors declared a dividend of $0.47 per common share, payable on November 20, 2025, to common stockholders of record as of November 10, 2025. The dividend equates to a 6.0% annual yield based on the $31.11 average closing price of the Company’s common stock as reported on NASDAQ during the third quarter of 2025.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2025 and December 31, 2024, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity. Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return-on-investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, available-for-sale investment securities, and maturing or prepaying balances in our held-to-maturity investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements, and borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market funds through non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window, and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund ongoing operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, the issuance of securities, borrowings and other debt financing, and increases in client deposits.
For the nine months ended September 30, 2025, net cash provided by operating activities was $238.3 million, net cash provided by investing activities was $2,485.9 million and net cash used in financing activities was $2,171.6 million. Major uses of cash were $410.6 million in outflows of deposits, and $1,567.5 million in repayment of other borrowed funds. Major sources of cash included $1,608.3 million in net loan activity and $1,396.2 million in investment security maturities and paydowns. Total cash and cash equivalents were $1,449.2 million as of September 30, 2025, compared to $896.6 million as of December 31, 2024. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “–Financial Condition – Deposits,” above.
As of September 30, 2025, the Company had $125.0 million of aggregate principal amount of 2025 Subordinated Notes, and available borrowing capacity of $5,057.3 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $2,691.8 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans.
The 2020 Subordinated Notes were scheduled to mature on May 15, 2030 and bore interest equal to a benchmark rate, which was Three-Month Term SOFR (as defined in the indenture governing the 2020 Subordinated Notes) plus a spread of 518.0 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2025. On August 15, 2025, we redeemed in full the 2020 Subordinated Notes, without any prepayment penalty, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, August 15, 2025.
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

	September 30, 2025			December 31, 2024
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	Total
Total borrowing capacity	$5.1	$2.7	$7.8	$5.9	$1.8	$7.7
Borrowings outstanding	—	—	—	1.5	—	1.5
Remaining Capacity, at period end	$5.1	$2.7	$7.8	$4.4	$1.8	$6.2

Cash and due from banks			0.4			0.4
Interest bearing deposits			1.1			0.5
Total available liquidity			$9.3			$7.1

Through the Bank’s relationship with the FHLB, the Bank owns $10.7 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 31% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 31% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at September 30, 2025 indicate a balanced repricing dynamic between interest earning assets and interest-bearing liabilities.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	September 30, 2025
+200	0.25%
+100	0.22
-100	(0.37)
-200	(0.92)
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
As of September 30, 2025, the Company does not have any active interest rate derivatives designated as cash flow hedges. Amounts previously deferred in AOCI will be reclassified to income over time as the previously hedged, forecasted transactions remain probable of occurring. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 1A.    Risk Factors
Except as set forth below, there have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 during the period covered by this quarterly report.
We may not realize the anticipated benefits of our stock repurchase program, and the timing and level of shares repurchased of our common stock may have an adverse impact.
On August 28, 2025, we announced that our board of directors approved a stock repurchase program, pursuant to which we have been authorized to repurchase up to $150 million worth of our issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. Under the repurchase program, we intend to repurchase our shares through open market purchases, private transactions, block trades, authorized Rule 10b5-1 trading plans (which, if adopted, would permit us to repurchase shares when we might otherwise be precluded from doing so under applicable securities laws), or otherwise in accordance with applicable federal securities laws, including pursuant to Rule 10b-18 under the Exchange Act. We would expect to enter into a Rule 10b5-1 plan only during an open trading window under our Insider Trading Policy.
The timing and amount of any purchases under the repurchase program will depend on a number of factors, such as the price of our common stock, economic and market conditions, the availability of alternative investment opportunities, our liquidity, corporate and regulatory requirements, and other factors deemed appropriate. If we do not purchase shares of our common stock under the repurchase program, our reputation, investor confidence, and the price of our common stock may be adversely impacted.
The existence of the repurchase program could cause the price of our common stock to be higher than it otherwise would be and potentially reduce the market liquidity for our common stock. Further, we cannot guarantee that any purchases under the repurchase program will enhance long-term stockholder value. For example, the price of our common stock may decline below the levels at which we purchase such shares, and short-term fluctuations in the price of our common stock could reduce the effectiveness of the repurchase program. Purchasing shares of our common stock under the repurchase program will also reduce the amount of cash we have available to fund capital expenditures, investments in strategic initiatives, other operating requirements, and further share repurchases, and we may fail to realize the anticipated benefits of the repurchase program.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2025.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2025.

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs(1)
July 1, 2025 to July 31, 2025	—	$—	—	$—
August 1, 2025 to August 31, 2025
Stock Repurchase Program(1)	—	—	—	150,000,000
September 1, 2025 to September 30, 2025
Stock Repurchase Program(1)	842,903	32.58	842,903	122,539,093
Employee Transactions(2)	30	32.56	—	—
Total	842,933	$32.58	842,903	$122,539,093
(1)    On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program. Under the new stock repurchase program, the Company was provided authorization to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. Shares of common stock may be purchased through open market purchases, private transactions, block trades, authorized Rule 10b5-1 trading plans, or otherwise in accordance with applicable federal securities laws, including pursuant to Rule 10b-18 under the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as general market and economic conditions, the trading price of the common stock, alternative uses for capital, the Company’s financial performance, and corporate and regulatory requirements
(2)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity and Incentive Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 6, 2025	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	November 6, 2025	By:	/S/ DAVID P. DELLA CAMERA
David P. Della Camera Executive Vice President and Chief Financial Officer