Form 10-K
period 2025-12-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2026-02-26
CIK 860413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.6 billion.
As of January 31, 2026, there were 101,118,302 shares outstanding of the registrant’s Common stock.

Documents Incorporated by Reference
The registrant intends to file a definitive Proxy Statement on Schedule 14A with the SEC within 120 days after the end of its fiscal year ended December 31, 2025, in connection with its Annual Meeting of Shareholders scheduled to be held on May 27, 2026. The information required by Part III of this Form 10-K is incorporated by reference to such Proxy Statement.

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
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance, financial condition, results of operations, investment portfolio, market position, or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “continues,” “projected,” as well as the negative forms of those words or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item 1A Risk Factors of this report, among others, may cause actual results to differ materially from current expectations in the forward-looking statements, including those set forth in this report.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Interested parties are urged to read in their entirety the referenced risk factors prior to making any investment decision with respect to the Company. Forward-looking statements speak only as of the date they are made and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information, or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
Regulatory and Compliance Risks, including:
•new or changes in existing governmental regulations or in the way such regulations are interpreted or enforced;
•negative developments in the banking industry and increased regulatory scrutiny;
•tax legislative initiatives or assessments;
•more stringent capital requirements, to the extent they may become applicable to us;
•changes in accounting standards;
•any failure to comply with applicable laws and regulations, including, but not limited to, the Community Reinvestment Act ("CRA") and fair lending laws, the USA PATRIOT ACT, OFAC guidelines and requirements, the BSA, and the related FinCEN and FFIEC Guidelines and regulations (as each of such terms and acronyms is defined below); and
•federal deposit insurance assessment rate increases;
Credit Risks, including:
•lending risks and risks associated with loan portfolio concentrations;
•a decline in economic conditions that could reduce demand for our products and services and negatively impact the credit quality of loans;
•credit losses on loans exceeding estimates;
•potential effects on the U.S. economy resulting from the implementation of governmental policies, including tax regulations and changes to United States trade policies, including the imposition of tariffs and retaliatory tariffs and geopolitical uncertainty; and
•the soundness of other financial institutions;

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
Operational Risks, including:
•cybersecurity risks, including business disruptions from denial-of-service attacks, network intrusions, business e-mail compromise, and other malicious behavior that could result in the disclosure of confidential information;
•privacy, information security, and data protection laws, rules, and regulations that affect or limit how we collect and use personal information or otherwise have an adverse effect on us;
•the potential impairment of our goodwill and other intangible assets;
•our reliance on third parties that provide key components of our business infrastructure;
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
•our ability to implement technology-facilitated products and services or be successful in marketing these products and services to our clients; and
•the development and use of artificial intelligence ("AI");
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
•the possibility that we may fail to realize the anticipated benefits of our stock repurchase program;
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

Item 1. Business
Our Company
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of February 20, 2026, we operated 290 banking offices, including branches and detached drive-up facilities, in communities across 12 states— Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas.
We are proud to provide financial services and products to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “FIBK.” Since our initial public offering, we have expanded our market reach through organic growth and strategic acquisitions, including our acquisitions of Mountain West Bank, United Bank, N.A., Flathead Bank of Bigfork, Bank of the Cascades, Inland Northwest Bank, Idaho Independent Bank, Community 1st Bank, and Great Western Bank. Our current strategy emphasizes disciplined organic growth by deepening and expanding full client relationships across deposits, lending and fee-based services. As of December 31, 2025, we had consolidated assets of $26.6 billion, deposits of $22.1 billion, loans held for investment of $15.2 billion, and total stockholders’ equity of $3.4 billion.
Our vision is to meet people where they are and help them reach where they want to be. Rooted in the principles of community banking, we build lasting relationships and make thoughtful decisions that serve our employees, clients, communities and shareholders.
Our long-term philosophy emphasizes providing high-quality financial products and services, delivering exceptional client service, influencing business leadership within our communities through professional and dedicated bankers, supporting our communities through financial contributions and socially responsible leadership, and cultivating a strong corporate culture.
Building on this foundation, we are executing a strategic plan intended to refocus capital investment, optimize our balance sheet and improve core profitability, while continuing to advance our business in a disciplined and prudent manner. This plan includes initiatives to enhance credit processes and risk culture, optimize our footprint and branch network, and emphasize disciplined, relationship-driven organic growth in our existing market areas. In furtherance of our strategic plan focused on organic growth and relationship banking, we are prioritizing investment into existing market areas where we have brand density and are well positioned to serve the needs of our customers. Accordingly, we are undertaking a comprehensive review of our branch network to optimize our physical footprint, including exiting markets that are not aligned with our strategic plan and reallocating capital, talent and resources to expand in markets where we have meaningful market share and attractive growth prospects. For example, in October 2025, we completed the divestiture of our banking operations in Arizona and Kansas and also announced the contemplated sale of 11 branches in Nebraska, which transaction is expected to close at the beginning of the second quarter of 2026. We opened one branch in Montana on February 2, 2026 and intend to close four branches in eastern Nebraska, one in Minnesota, and one in North Dakota at the end of February 2026.
We have further aligned select products and activities with our strategic plan, emphasizing relationship-based business and disciplined underwriting consistent with long-term performance. In 2025, we took deliberate actions to reduce or exit selected exposures, including the intentional runoff of certain non-relationship and transactional credits and the discontinuation or outsourcing of lending products. For example, we exited our indirect lending origination business in early 2025 and outsourced our consumer credit card portfolio in mid-2025, as further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, during the fourth quarter of 2025, we initiated a transformation of our banking organization, changing from a layered, regional and market structure to a flatter model. The redesign includes new State Presidents at the Bank, a majority of whom are from within the Bank, supplemented by select external hires, and a more streamlined chain of responsibility designed to speed up local decision-making and align the decision framework with our relationship-driven organic growth strategy. We expect this redesign to be nearly complete in the first quarter of 2026.

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
Lending Activities
We offer real estate, consumer, commercial, agricultural, and other loans to individuals, government entities, and businesses in our market areas. We have comprehensive credit policies that establish company-wide underwriting and documentation standards to manage the lending process and limit our risk. Each loan must meet minimum underwriting standards specified in our credit policies and procedures, with certain exceptions to those policies, which generally specify that loans:
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
In addition, our credit policies include lending limitations to minimize undue (or excessive) concentrations of credit in agricultural, commercial, real estate, or consumer loans. Furthermore, the criteria meeting our underwriting standards must be documented, with exceptions noted, as a part of the loan approval process.
While each loan must meet minimum underwriting standards, qualified bankers are granted levels of credit authority for approving and pricing loans to assure that banking offices are responsive to competitive issues and community needs in each market area. Credit authorization is established by individual role and assigned based on the credit experience, credit acumen and performance of each banker. Credit authorization is granted under the direction of our Chief Credit Officer and is reviewed on an ongoing basis. Loan requests over the authority of our bankers are approved by designated Credit Officers and, if necessary, by our new credit committee as further discussed below.
In 2025, we completed a comprehensive internal review and assessment of our credit risk management framework and credit policies that was initiated in late 2024. Among other things, we implemented a new credit review and approval process under which new and renewed loans and commitments above defined exposure thresholds are reviewed by a centralized credit committee comprised of senior credit and executive leadership. This committee-based process is designed to promote consistent application of our credit policies and enhance our risk culture for higher-exposure relationships, while still maintaining efficient approval procedures to ensure timely speed to market.
In addition, during 2025 we conducted a comprehensive review of our largest loan exposures, including detailed borrower-level assessments of these relationships. As part of this review, we enhanced our ongoing monitoring and action plans for higher-exposure relationships, including certain larger criticized credits, and pursued targeted paydowns and payoffs where appropriate. We believe these proactive steps, together with our disciplined underwriting standards on new production, position us well to continue supporting stable asset quality over time and in various economic scenarios.

Deposit Products
We offer traditional depository products including checking, savings, and time deposits. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to statutory limits. We also offer repurchase agreements primarily to commercial and municipal depositors. Under repurchase agreements, we sell investment securities held by the Bank to our clients under an agreement to repurchase the investment securities at a specified time or on demand. All outstanding repurchase agreements are due in one business day. Additionally, the Company is a member of the IntraFi Network, which enables us to offer our customers insurance coverage on interest-bearing demand, money market and certificate of deposit balances in excess of the FDIC insurance coverage limits.
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
Centralized Services
We have centralized certain operational activities to provide consistent service levels to our clients across the Bank, which helps us gain efficiency in management of those activities as well as ensure regulatory compliance. Centralized operational activities generally support our banking offices in the delivery of products and services to clients and include:
•marketing;
•credit review;
•loan servicing;
•credit card servicing;
•mortgage loan sales and servicing;
•loan collections; and
•other operational activities.
To reduce operating costs and capitalize on the technical capabilities of selected vendors, we also leverage third-party service providers to selectively outsource certain bank operations and services, such as certain data processing, loan servicing, credit card issuance, and deposit processing systems.
Additionally, specialized staff support services have been centralized to enable our branches to more efficiently serve their markets. These services include:
•credit risk management;
•finance;
•human resource management;
•internal audit;
•facilities management;
•technology;
•risk management;
•legal;
•compliance; and
•other support services.

Market Area
The following table reflects our deposit market share and branch locations by state:

Deposit Market Share and Branch Locations by State	% of Market Deposits (1)	Deposit Market Share Rank (1)	Number of Branches (2)
Colorado	0.5	26	19
Idaho	4.2	9	20
Iowa	1.6	11	45
Minnesota(3)	—	289	1
Missouri	0.1	157	6
Montana(4)	16.6	2	42
Nebraska(5)	2.1	8	44
North Dakota(3)	0.1	72	1
Oregon	2.4	9	33
South Dakota	0.4	5	46
Washington	0.4	29	17
Wyoming	13.3	1	15
Total			289
(1) Source: FDIC.gov-data as of June 30, 2025.
(2) As of December 31, 2025.
(3) The branches in Fargo, North Dakota and Marshall, Minnesota are expected to close at the end of February 2026.
(4) One branch in Billings, Montana opened in February 2026.
(5) Four Nebraska branches are expected to close at the end of February 2026. Eleven Nebraska branches are under agreement to be sold to Security First Bank, which transaction is currently anticipated to close at the beginning of the second quarter of 2026. The Company will have 29 branches remaining in Nebraska after completion of the pending sale and closures.
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

Banks may also merge across state lines. With additional changes made to federal statutes under the Dodd-Frank Act, banks are also permitted to establish new interstate branches if a bank located in the target state could establish a new branch at the proposed location without regard to state laws limiting interstate de novo branching. A state can prohibit interstate mergers entirely or prohibit them if the continuing bank would control insured bank deposits in excess of a specified percentage of total insured bank deposits in the state. Under Montana law, a bank cannot acquire control of a bank located in Montana if, after the acquisition, the acquiring institution would control, in the aggregate, more than 30% of the total deposits of insured depository institutions located in Montana. As of June 30, 2025, based on publicly available information provided by the FDIC, we believe the Bank controlled approximately 16.6% of the total deposits of all insured depository institutions located in Montana. As such, the state limitation may limit our ability to directly or indirectly acquire additional banks located in Montana.
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
The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters (net of previous capital distributions) is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes under-capitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect our ability to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions. The Bank remains compliant with these policies and requirements.
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
Federal Reserve Regulation O restricts loans to the Bank’s and its parent holding company’s insiders, which includes directors, certain officers, and principal shareholders and their respective related interests. All extensions of credit to the insiders and their related interests must be on the same terms as, and subject to the same loan underwriting requirements as, loans to persons who are not insiders. In addition, Regulation O imposes lending limits on loans to insiders and their related interests and imposes, in certain circumstances, requirements for prior approval of the loans by the Bank Board.
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
The FDIC was required by the Dodd-Frank Act to take actions necessary to cause the DIF to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. As of September 30, 2020, the FDIC had announced that the ratio was 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years, but did not change its assessment schedule. On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by two basis points, beginning with the first quarterly assessment period of 2023 and in 2024 and 2025 the FDIC Board maintained the designated reserve ratio for the DIF at two basis points for 2025 and 2026, respectively.

In addition, to recover costs associated with protecting uninsured depositors during the bank failures in the first half of 2023, in November 2023, the FDIC implemented a 13.4 basis point annual special assessment on uninsured deposits above $5 billion, to be collected during eight consecutive quarters beginning with the first quarter of 2024. The Company accrued $10.5 million in the fourth quarter of 2023 and an additional $1.5 million in the first quarter of 2024 for the special assessment. The special assessment is in addition to the assessment rates finalized as part of FDIC’s Amended Restoration Plan. In an update provided on December 16, 2025, the FDIC staff projects that the reserve ratio is on track to exceed the initial estimate ahead of the statutory deadline of September 30, 2028 and reduced the special assessment rate for the eighth collection quarter from 3.36 basis points to 2.97 basis points. This is intended to allow the FDIC to recover approximately the full amount of estimated losses as of September 30, 2025, while minimizing any amounts collected in excess of the estimated losses.
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
On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to specify, among other things, that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule became effective July 1, 2023. In October 2023, the Federal Reserve proposed revising Regulation II to lower the cap from its current rate of 21 cents and 0.05% of the transaction, plus a one-cent fraud-prevention adjustment, to 14.4 cents and 0.04% per transaction and a 1.3 cents fraud-prevention adjustment, which originally was to take effect on June 30, 2025. Due to active litigation involving the rule, it is not clear whether the Federal Reserve will finalize the October 2023 proposed rulemaking, and how, if at all, the Federal Reserve will enforce the rule. We are subject to the interchange fee cap and having at least two unaffiliated payment card networks because our assets exceed $10 billion.
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
The CFPB has promulgated numerous regulations relating to consumer financial services-related topics, such as mortgage origination disclosures, mortgage servicing practices, and others. In addition, the CFPB continues to issue and reconsider significant regulations affecting consumer financial products and data access (including rules implementing Sections 1033 and 1071 of the Dodd-Frank Act), and certain of these rulemakings and compliance timelines have been subject to litigation, stays, or extensions, which may create uncertainty regarding the scope and timing of our compliance obligations and could require additional operational, technology, and compliance investments.
The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be assessed for a violation of fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when evaluating applications for transactions such as mergers and for new branches. Federal banking agencies issued a final rule in October 2023 intended to modernize the CRA implementing regulations; however, the rule has been subject to litigation and has not taken effect and the agencies have proposed to rescind and replace it, and accordingly the applicable CRA regulatory framework and implementation timeline remain uncertain, which could increase our compliance costs and could affect our CRA ratings and our ability to open branches, complete acquisitions, or undertake other strategic transactions. In July 2025, the federal banking agencies issued a proposal to rescind the 2023 CRA rulemaking in favor of returning to a standard largely similar to the rules that were in effect in 1995. To date, the agencies have not issued a final rulemaking to implement the July 2025 proposal.
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
Incentive Compensation
In May 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a re-proposed rule-making designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as us. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors, or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in July 2016 and a notice of proposed rulemaking was released in May 2024. Although final rules had not been adopted as of December 31, 2025, if these or other regulations are adopted in a form similar to the proposed rule-making, they could impose limitations on the manner in which we may structure compensation for our executives.
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
Recent Executive Orders
Banking regulation and supervisory priorities may shift in response to political developments, including executive actions and changes in regulatory leadership. In 2025, federal actions affecting the financial services industry included changes relating to the use of “reputational risk” in supervision and the application of disparate-impact liability in connection with certain federal civil rights and fair lending laws. For example, on August 7, 2025, the President issued an executive order titled “Guaranteeing Fair Banking for All Americans,” which directs federal banking regulators, to the extent permitted by law, to remove the use of reputational risk or similar concepts from guidance documents, manuals and other materials within 180 days of the order. In addition, on April 23, 2025, the President issued an executive order titled “Restoring Equality of Opportunity and Meritocracy,” which directs federal agencies to deprioritize enforcement of statutes and regulations to the extent they include disparate-impact liability and to review certain pending matters under federal civil rights laws, including the Equal Credit Opportunity Act and the Fair Housing Act. The Bank continues to monitor these and other regulatory developments and remains committed to providing fair and competitive banking products and services in compliance with applicable laws and regulations.

Human Capital
Culture is critically important to the Company’s success; our people are our number one priority. We approach our culture with an aspirational lens. It is not a stand-alone initiative or program—it is integrated in our systems, and our processes. Our principles guide how we make decisions, treat each other, and serve our clients.
Workforce
As of December 31, 2025, we employed 3,376 employees, with none represented by a collective bargaining agreement. This represents a decrease of 105 employees from December 31, 2024. As of December 31, 2025, approximately 67.2% of our workforce was female, 32.6% was male, and 0.2% have not declared. The executive team is comprised of 37.5% female and 62.5% male, and the Company’s senior leadership team was 32.4% female and 67.6% male.
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
We encourage employees to take active leadership roles within their communities to further demonstrate our principles and help us respond to the needs of the markets we serve. In 2025, the Company provided employees an opportunity to participate in a Bank-sponsored service project annually, marking the second Wednesday in September as our Commitment to Community Volunteer Day. We closed all offices in the afternoon on Volunteer Day so employees could lend a hand in their community, either as teams or as individuals. We have also implemented a Volunteer Time benefit, which allows employees to utilize up to eight work hours each year to participate in volunteer activities of their choosing.
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
Leaders across the organization are held accountable for fostering engagement through active participation, sharing team results, and creating actionable engagement plans. The aggregated results serve as a key indicator of the overall health of our workforce and are shared with the Company’s board of directors (the “Board”).
Compensation and Benefits
We strive to provide competitive wages, benefits, and programs that meet the varying needs of our workforce. We continually review our programs to ensure we remain competitive and take care of our employees.
Our compensation philosophy is designed to attract, retain, and motivate talent through fair, competitive, and performance-driven pay. We benchmark roles against market data to ensure competitiveness, maintain a clear job architecture for internal equity and career progression, and reward performance through merit increase and incentive programs.
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
Better Together
At First Interstate Bank we recognize that fostering an inclusive workplace contributes to innovation, enhances decision-making, and improves client experiences. Our commitment to inclusion is reflected not only within our Company but also in the communities where we live and work. We take pride in creating a workplace that values the unique skills and experiences our employees bring. We are committed to advocating for the rights and respect of all and actively participate in achieving this by setting an example of this leadership in the communities we call home.
To help ensure our educational and connection opportunities align with the needs of our employees, we have an employee Council that is comprised of 18 individuals across the footprint from various departments and with a range of tenure with the Company (2-26 years). The Council meets quarterly with smaller working groups convening as necessary to drive optional education opportunities, employee engagement, and communications that fit within our overall business strategy.
Our Employee Engagement survey allows us to track year over year progress, through the Culture of Inclusion Index questions, giving us insight into areas of strengths and opportunities for improvement, helping us continuously refine our approach to inclusion and workplace culture.
In conjunction with our Learning & Development team, we created Better Together, a voluntary learning opportunity to ensure employees understand what belonging means at First Interstate, how it can enhance our work with colleagues and clients, and how an inclusive culture strengthens team performance. Better Together is now the foundational learning opportunity for incoming employees and creates a common understanding among new and more tenured employees. Launched in the third quarter of 2024, 78% of our workforce has engaged with Better Together as of December 31, 2025.
We continued our Collective Learning Series, a monthly educational and community-building webinar that brings together employees to share experiences, perspectives, and learn more about our team and the communities we serve. Now in its third year, this series has experienced remarkable growth, with attendance climbing significantly year after year. Mental health remains one of our most sought-after topics, and we proudly recognized Men’s Mental Health Month in June 2025. In August 2025, our CEO partnered with Community Banking and Contact Center leadership for a standout event focused on creating inclusive environments for clients. Additional sessions explored critical themes such as Substance Abuse Prevention Month, generational diversity in the workplace, and Eating Disorder Awareness — each contributing to meaningful conversations and engagement across our organization.
We believe we are better together and are committed to moving forward while making an impact and difference for all communities and employees. We look forward to another year of providing voluntary resources and engagement opportunities that we believe bring value to our employees, serve our mission of helping people get to where they want to be, and support the communities where we live and work.
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
Regulations, along with the currently existing tax, accounting, securities, insurance, employment, monetary, and other laws and regulations, rules, standards, policies, and interpretations control the methods by which we conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Congress may enact legislation from time-to-time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time-to-time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the application of existing regulations. In recent years, the CFPB has increased its scrutiny of fee-based business models and various fees on consumer financial products and services, including depositor, overdraft and late fee charges. More recently, CFPB leadership has publicly indicated potential shifts in supervisory and enforcement priorities, including an increased focus on conciliation, correction, and remediation efforts with supervised entities to resolve problems, and a focus on addressing actual fraud against consumers, where there are identifiable victims with material and measurable consumer damages; however, such priorities may change over time.
The CFPB has also focused on consumer data access, including through its final rule implementing Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the “open banking” rule to empower consumers and authorized third parties to access account data controlled by financial institutions. Open banking rulemaking has long been expected to have a significant impact on both financial institutions and third parties. The scope, timing, and compliance obligations associated with the open banking rule are subject to ongoing litigation, and the rule may be revised or replaced through further rulemaking, which could create regulatory uncertainty and require us to make additional operational, technology, and compliance investments. In fact, the CFPB has issued an advanced notice of proposed rulemaking soliciting public comment to reconsider the implementation of Section 1033 of the open banking rule. This signals a further shift in regulatory expectations for consumer-authorized data sharing, and further clouds the degree of compliance burden on covered entities. Decreases in federal supervisory activities in selected areas may result in a corresponding increase in state supervisory and enforcement activities in those or other areas. The degree and scope of state regulation remains to be seen.

In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing regulations with which we are required to comply or how lower courts will apply the decision in the context of regulatory schemes applicable to us, leading to increased regulatory uncertainty and potential changes in the way laws or regulations applicable to us are interpreted or enforced. With the advent of efforts by the current administration to enhance regulatory efficiency, including deregulation and tailoring of regulatory proposals, reducing agency budgets, and the restructure of federal agencies, there could be a significant impact on rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, including agencies like the CFPB. In addition, future changes in the presidential administration or in makeup of the Senate and the House of Representatives may lead to new or changed laws and regulations applicable to us, and there may also be significant changes to the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve. Changes in leadership at the Federal Reserve, in connection with the scheduled end of the current Chair’s term in May 2026 or otherwise, could also result in shifts in interest rate policy, the Federal Reserve’s balance sheet management, or supervisory priorities.
Recent executive actions and related changes in federal and state supervisory priorities could increase regulatory uncertainty and adversely affect our business. For example, in 2025, the President issued executive orders addressing, among other things, (i) regulatory approaches to customer access to financial services and the use of “reputational risk” or similar concepts in supervision and (ii) the use of disparate-impact liability in connection with certain federal civil rights and fair lending laws. The scope and implementation of these executive orders (including any related changes in agency guidance, examination procedures, enforcement priorities, or supervisory expectations) are uncertain and may change over time. In addition, federal and state regulators and attorneys general may take differing approaches to supervision and enforcement, and heightened or divergent state-level scrutiny or enforcement activity could increase our compliance costs and operational burden. These developments could require us to modify policies, procedures, controls, and documentation practices, and could subject us to increased investigations, supervisory findings, enforcement actions, civil money penalties, litigation, and reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations.
Any of these changes or new legislation could increase our future compliance and other operating expenses and could have a material adverse effect on our business, financial condition, and results of operations.
Negative developments in the banking industry could result in increased regulatory scrutiny.
Events like the 2023 bank failures and the related negative media that involve adverse developments affecting financial institutions, transactional counterparties or other companies in the banking industry, or the development of concerns or rumors about these or similar events, have in the past and may in the future lead to erosion of confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, and other adverse developments.
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

New tax legislative initiatives, including changes in the corporate tax rate, may be enacted, negatively impacting our effective tax rate at the federal and state level, and potentially adversely affecting our tax positions or tax liabilities. For example, the U.S. has implemented a 15% minimum tax on corporations and a 1% excise tax on certain share buybacks. We have adopted and completed material share repurchase programs over the past several years as a means by which to return value to shareholders, and the new excise tax may have a material and negative impact on our willingness to engage in such programs in the future or may materially increase our costs associated with engaging in any such programs to the extent we determine to engage in them in the future. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities. In any event, significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential and already implemented changes in tax laws. These and other tax related items could increase our future tax expense, could change our future intentions regarding the use of our earnings, and could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to more stringent capital requirements in the future, the impact of which could have a material risk to our operations.
Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance assessment rates, and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. For example, federal banking agencies implemented “Basel III” regulatory capital reforms, which became effective in 2015 and were fully phased in as of January 2019, that substantially amended the regulatory risk-based capital rules applicable to us, as further described in Part I, Item 1. “Business” included herein.
While the current risk-based guidelines applicable to us and the Bank are based on the Basel III framework, regulators may, from time to time, implement changes to the regulatory capital adequacy and liquidity requirements applicable to us. For example, in September 2022, the federal banking regulators announced their intent to revise U.S. regulatory capital requirements to align with Basel IV requirements, more recently referred to as the Basel III “Endgame,” and in July 2023 issued a notice of proposed rulemaking for comment that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and their depository institutions subsidiaries and banking organizations with significant trading activity. Public review and comment commenced with no final rule being issued. In numerous speeches by the Federal Reserve’s Vice Chair for Supervision, the regulator has signaled a more focused method to and re-evaluation of the capital rules, which may result in a more institution-specific approach. The impact of Basel IV will depend upon the way it is implemented in the U.S. with respect to institutions like First Interstate and FIB, but to the extent its implementation or other more stringent capital requirements become applicable to us and our operations, our results of operations and profitability could be materially and adversely affected.
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
We are subject to regulation and supervision by the FDIC and Federal Reserve. We must comply with the CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, as well as all other applicable laws and regulations that impose non-discriminatory lending and other requirements on financial institutions. A failure to comply with these laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion. In addition to actions by the U.S. Department of Justice and other federal agencies, including the Federal Reserve and CFPB, who are responsible for enforcing these laws, our compliance with fair lending laws could be challenged in private class action litigation. The costs of defending any such challenge and any adverse outcome arising from such a challenge could damage our reputation or could have a material adverse effect on our business, financial condition, or results of operations. Even absent formal enforcement, the costs of remediating compliance deficiencies, maintaining ongoing compliance, and defending against potential regulatory actions could divert management resources, reduce earnings, and negatively impact stockholder returns.

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
Federal deposit insurance assessment rates could increase further in the future.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions assessment rates to maintain the DIF at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional bank failures decreased the DIF balance. As further described in Item 1. Business - Government Regulation and Supervision – Deposit Insurance, extraordinary growth in insured deposits during the COVID-19 pandemic caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. To restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance assessment rates, including the Bank's assessment rates, and imposed special assessments as discussed above, resulting in increased expenses to the Bank.
The FDIC may further increase the assessment rates or impose additional special assessments in the future to restore the DIF to these statutory target levels. Any increase in the Bank's FDIC assessment rates could have an adverse effect on its business, financial condition and results of operations. FDIC insurance assessment rates could increase in the future in response to similar declining economic conditions.
Credit Risks
We may be subject to lending risks and risks associated with loan portfolio concentrations, which could adversely affect the Company.
We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures, and policies may not prevent us from incurring substantial credit losses.
Our loans held for investment portfolio are concentrated in commercial real estate and commercial business loans. As of December 31, 2025, we had $10.5 billion of commercial loans, including $8.1 billion of commercial real estate loans, representing approximately 69.1% of our loans held for investment portfolio.
Commercial loans may involve greater risks than our other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans can be more sensitive to adverse conditions in the real estate market or the general economy. Commercial loans typically are made based on borrowers’ ability to make repayment from the cash flow of their commercial venture. If the cash flow from business operations is reduced because of adverse conditions, the borrower’s ability to repay the loan may be impaired. Commercial loans are, on average, larger loans as compared to other loans with less readily marketable collateral. Given these factors, losses incurred on commercial real estate and commercial loans could have a material adverse impact on our business, financial condition, and results of operations. For example, in the fourth quarter of 2025, we recognized a charge-off of approximately $15.8 million relating to a commercial real estate loan that had become impaired as a result of adverse developments impacting the borrower’s business.
In addition, many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices, such as agriculture and livestock businesses, as well as businesses indirectly impacted by commodities prices, such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. For example, in 2025 we experienced increased credit stress in certain of our grain credit relationships as lower commodity prices and elevated input costs pressured borrower cash flows. If such conditions persist or recur, we could experience higher criticized or nonperforming loans and increased credit losses in these portfolios.

Deterioration in economic conditions or in the real estate market could result in increased delinquencies and foreclosures and could have an adverse effect on the collateral value for many of these loans and on the repayment ability of many of our borrowers. Deterioration in economic conditions or in the real estate market could also reduce the number of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. For example, in 2025, we experienced slower lease-up in our commercial real estate multi-family portfolio, which contributed to an increase in criticized assets in the middle of 2025 before improving later in the year. More recently, we have experienced weaker than anticipated loan production, including muted demand for certain commercial real estate and construction lending and softer new construction activity in several of our markets. If these conditions persist or we are unable to generate sufficient new loan production to offset ongoing runoff, amortization and payoffs, our loan balances may decline. If economic conditions or the real estate market deteriorate, or if any of the foregoing trends persist or worsen, we could experience higher levels of criticized and nonperforming assets, increased net charge-offs and provisions for credit losses, and reduced profitability, any of which could have a material adverse effect on our business, financial condition and results of operations. Similarly, the occurrence of a natural or man-made disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any factor or combination of factors identified above could negatively impact our business, financial condition, and results of operations.
A decline in economic conditions could reduce demand for our products and services and negatively impact the credit quality of loans, which could have an adverse effect on our results of operations.
Our clients are located predominantly in Colorado, Idaho, Iowa, Missouri, Montana, Nebraska, Oregon, South Dakota, Washington, and Wyoming. Unlike larger banks that are more geographically diversified, our profitability largely depends on the general economic conditions in these areas. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity, and results of operations:
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
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers, increase our operating costs, or result in lower values for our investment securities and other interest-earning assets. Following a period of elevated inflation during 2022 and 2023, the Federal Reserve has stated that its objective is to return the rate of inflation to 2% and actions taken to pursue that objective, including changes in monetary policy and interest rates, could further affect economic activity, borrowing demand and our funding costs. To the extent inflationary pressures persist, monetary policy actions do not mitigate inflation, or economic conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations. For additional discussion of the risks related to Federal Reserve action related to changes in interest rates, see “Changes in interest rates may have an adverse effect on demand for our products and services and on our profitability” under “Market Risks” below.
Deflationary pressures, while possibly lowering some of our operating costs, could also weaken economic activity and have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our business, financial condition, and results of operations.
Additionally, a significant decline in general economic conditions caused by the economic slowdown in Europe and the United States, the impact of trade negotiations, escalating tensions with China, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia’s military action in Ukraine, escalating military tensions in South America or other impacts related to the United States’ actions related to Venezuela, heightened geopolitical uncertainty involving Greenland, and the conflict in Israel and the surrounding regions, the outbreak of other international or domestic hostilities or other unrest, a default by the United States or other governments in repaying financial obligations, a shutdown of all or part of the United States government or other governments, the effects of pandemics or other health crises, acts of terrorism, climate-related events such as prolonged drought, unemployment, or other economic and geopolitical factors beyond our control, could further impact these local economic conditions and negatively affect our business and results of operations.

If we experience credit losses on loans in excess of estimated amounts, our earnings could be adversely affected.
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
The U.S. government recently announced changes to its trade policies including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has announced widespread tariff reform, with the timing of the tariffs delayed in many cases. For example, in January 2026, the President announced (and later rescinded) additional tariffs on imports from certain European countries (including EU member states) in connection with public statements regarding Greenland, and such actions (and any retaliatory measures) could further increase trade uncertainty and market volatility. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. These changes, including trade policies and tariffs affecting other countries, including China, countries comprising the European Union or Middle East, Canada, and Mexico, and retaliatory tariffs by such countries, could materially harm our business. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs are periodically discussed.
If maintained, announced tariffs and the potential escalation of trade disputes, a trade war or other governmental action related to tariffs or international trade agreements or policies, as well as potential epidemics or pandemics, have the potential to negatively impact our and/or our clients’ costs, demand for our clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations. In addition, changes in U.S. trade policies could impact us by impacting the level of deposits (one of our primary lending sources) held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits.
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

Additionally, deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments or other cash management, payment, or store-of-value products (including stablecoin or other digital-asset-based products offered by non-bank providers) and general economic conditions. We may experience potential stresses on liquidity management. We may see deposit levels decrease as clients adjust to distressed economic conditions by using the funds that would otherwise be savings. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. We maintain a portfolio of investment securities that may be used as a secondary source of liquidity to the extent the securities are not pledged as collateral. Other potential sources of liquidity include the sale of loans, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance of debt or equity securities, the sale of available-for-sale securities which may require the sale of securities in a loss position, securities sold under repurchase agreements, federal funds purchased, and borrowings through the Federal Reserve’s discount window. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers.
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
Factors outside of the Company’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. Such deposit attrition or withdrawals could be amplified by rapid electronic movement of funds to non-bank platforms, including digital-asset and stablecoin-based products offered by non-bank providers, which may increase the speed and severity of outflows and our liquidity needs. Large-scale withdrawals of deposits could require us to access short-term funding sources to meet immediate cash needs or pay significantly higher interest rates to obtain or maintain our deposits, which would have an adverse impact on our net interest income and net income. In addition, changes to the underwriting guidelines or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. In the event of future turmoil in the banking industry or other events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. The Company’s inability to monetize liquid assets or to access short-term funding or capital markets could limit the Company’s ability to make new loans or meet existing lending commitments and could impact the Company’s liquidity and capitalization.

Market Risks
Changes in interest rates may have an adverse effect on demand for our products and services and on our profitability.
Our earnings and cash flows are largely dependent on net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. After materially tightening monetary policy in 2022 and 2023 in an effort to curb inflation, the Federal Reserve has more recently paused and begun reducing the target federal funds rate. The Federal Reserve decreased the federal funds rate by 100 basis points between September and December 2024 and decreased the federal funds rate by an additional 75 basis points in 2025. The Federal Reserve also indicated in December 2025 that there may be further interest rate decreases during 2026, although we cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve and the speed of their implementation, affect interest income and interest expense.
As of December 31, 2025, 41.1% of our loans were advanced to our clients on a variable or adjustable-rate basis. Any prolonged higher borrowing costs resulting from the increases by the Federal Reserve may cause financial hardship on our borrowers, reducing the ability of borrowers to repay their current loan obligations. As a result, any increases in interest rates could result in increased loan defaults, foreclosures, and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability and uncertainty about the timing and magnitude of future interest rate changes could reduce borrowing demand and, thus, the need for our lending services.
In a declining interest rate environment, our ability to benefit from lower short-term rates depends in significant part on how quickly and to what extent we can reduce the rates paid on interest-bearing deposits and other funding sources. Competition for deposits and client preferences for higher-yielding or longer-term products may limit our ability to lower deposit costs, or may cause a lag between reductions in market rates and reductions in our funding costs, particularly for time deposits and exception-priced relationships. In recent periods, we have experienced select customer movement into higher-yielding deposit products, and our ability to move interest-bearing deposit costs lower (with some lag, including in CDs and certain exception-priced relationships) will be a key factor affecting net interest income in a declining rate environment. If we are unable to decrease interest-bearing deposit costs at least in line with the repricing of our earning assets, or if competitive pressures require us to maintain above-market deposit rates or offer promotional products, our net interest margin and net interest income could be adversely affected.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but could also adversely affect (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, including mortgage servicing rights, (3) our ability to realize gains on the sale of assets, and (4) the average duration of our mortgage-backed securities and collateralized mortgage obligations portfolios. For example, rising interest rates could adversely affect our mortgage banking business because higher interest rates could cause clients to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result in an increase in non-performing loans and may increase the cost of our deposits, which are a primary source of funding. Conversely, in a declining interest rate environment, we may experience compression of loan and securities yields, lower reinvestment rates on cash flows from our investment portfolio, faster repayments on mortgage and other fixed-rate loans and securities, and potential reductions in the value of certain interest rate risk management positions. Accordingly, any substantial, unexpected, or prolonged change in market interest rates could have a material, adverse effect on our cash flows, financial condition, and results of operations.
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
Operational Risks
Our Company faces cybersecurity risks, including denial-of-service attacks, network intrusions, business e-mail compromise, and other malicious behavior that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal, operational, and financial exposure.
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
The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. In testing for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows, and peer values. Consequently, the determination of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our financial condition and results of operations. As of December 31, 2025, we had goodwill of $1,100.9 million, or 31.9% of our total stockholders’ equity.
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

The Company relies on third parties to provide certain key components of its business infrastructure.
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations and we currently outsource, or may outsource in the future, many of our major systems, such as certain data processing, loan servicing, credit card issuance and servicing, and deposit processing systems. Through our contractual relationships, external vendors are subject to some of the same rules and regulations that are applicable to the Company and their compliance with regulatory requirements is our responsibility. While the Company has selected these external vendors and systems carefully and continues to manage and oversee these vendors, it does not control their operations. Failure of certain external vendors or systems to perform or provide services in accordance with contractual arrangements could be disruptive to our operations and limit our ability to provide certain products and services demanded by our clients. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained, or repeated, a system failure or disruption could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the failures or disruptions mentioned above could negatively impact our financial condition, results of operations, and cash flows. Replacing these third-party vendors could also entail significant delay and expense.
Our use of third parties also extends to certain consumer credit products. Following the outsourcing of our consumer credit card portfolio in 2025, we rely on a third-party provider to support that product line. Even if the related loans are held by the provider rather than on our balance sheet, we may be exposed to reputational, legal, compliance and operational risks arising from that provider’s activities, including its marketing, servicing, collections, information security and data privacy practices. Any failure by a third-party provider to comply with applicable laws, regulations or contractual requirements, or to otherwise meet our expectations or those of our customers and regulators, could result in regulatory scrutiny, enforcement actions, litigation, customer dissatisfaction or other harm to our business.
Our reputation is very important to our ability to maintain, attract and retain client relationships and if our reputation were impaired, it could have an adverse effect on the Company.
Our clients expect us to deliver personalized financial services with the highest standards of performance, professionalism, compliance, and ethics. If our clients or others were to sue us,by class action or otherwise, claiming that we or third parties for whom they say we are responsible have failed to perform under a contract or failed to carry out a duty perceived to be owed to them,our reputation could be damaged, even if any such suit were to be determined to be frivolous. This risk may be heightened when we act as a fiduciary for our clients and may be further heightened during periods when credit, equity or other financial markets are experiencing deterioration in value or volatility, or when clients or investors are experiencing losses. Damage to our reputation from any of these circumstances could undermine retention of our current clients and our ability to attract potential clients while also impairing the confidence of our counterparties and vendors, the result of which could affect our ability to effect transactions. Maintaining our reputation depends, in part, on our ability to identify and promptly address issues that may arise such as potential conflicts of interest, anti-money laundering concerns, fair lending issues, client personal information and privacy issues, cybersecurity, employee, client and other third-party fraud, record-keeping matters, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with applicable legal and regulatory requirements. To maintain our reputation, we also must prevent third parties from infringing on the “First Interstate Bank” brand and associated trademarks and our other intellectual property. Our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding our Company, whether or not true, that may be posted on social media, reported in the news, or posted in other parts of the internet. Defending our reputation, trademarks, and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, claims made or actions brought against us, whether founded or unfounded, may result in other lawsuits, injunctions, settlements, damages, fines or penalties, any of which could have a material adverse effect on our financial condition or results of operations or require changes to our business and damage our reputation. Even if we were to defend ourselves successfully in such an instance, litigation can be costly and time-consuming and distract our management, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently affecting negatively our business, financial condition, or results of operations.

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
Our future success and profitability are substantially dependent upon the management skills of senior management and directors. The unanticipated loss or unavailability of key employees could harm our ability to operate our business or execute our business strategy. We face significant competition in the recruitment of highly motivated individuals who can deliver our Company’s vision and core principles, which has recently intensified as a result of changes in the labor market. Regulators have from time to time considered or proposed rules that could affect incentive compensation practices at banking organizations, which could increase costs and limit flexibility in attracting and retaining talent. We may not be successful in retaining key employees or finding and integrating suitable successors in the event of key employee loss or unavailability.
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
If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; and we may be unable to maintain compliance with applicable securities laws and the rules and listing standards of the NASDAQ, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses which may negatively impact results of operations and financial condition, could negatively affect investor confidence in the accuracy and completeness of our financial statements, and could adversely impact our stock price.
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
The development and use of AI by us or others, or our inability to effectively and timely implement its use, may adversely affect the Company.
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
In addition to post-acquisition integration-related risks, inherent uncertainties exist when assessing or integrating the operations of another business into which we may make an investment or with which we may enter a commercial relationship. We may not be able to fully achieve the strategic objectives and planned operating efficiencies relevant to an investment or strategic relationship. In addition, the markets and industries in which we and the potential investment targets operate are highly competitive. Investment targets and commercial contract counterparties may lose clients or otherwise perform poorly or unprofitably, or in the case of a strategic relationship, cause us to lose clients or perform poorly or unprofitably. Future investment activities and efforts to monitor or reap the benefits of a new strategic relationship may require us to devote substantial time and resources and may cause these investments and relationships to be unprofitable or cause us to be unable to pursue other business opportunities, any of which could harm our business.

Other transactions and actions taken as part of our strategic plan to optimize our branch network, such as divestitures or planned closures of any of our branches or other financial assets, also present a number of risks, including, in the case of any divestiture, the risks of not being able to timely or fully replace liquidity previously provided by deposits which may be transferred as part of such divestiture, and any divestiture, strategic action or other transaction we undertake could adversely affect our business, financial condition, results of operations and cash flows. For example, as further described in Part I, Item 1. “Business”, we recently sold 12 branches in Kansas and Arizona, entered into an agreement to sell 11 branches in Nebraska, which transaction is expected to close at the beginning of the second quarter of 2026, disclosed our intent to close four additional Nebraska branches, one branch in Minnesota, and one branch in North Dakota at the end of February 2026, and opened one branch in Montana in February 2026. These divestitures and planned closures and other similar strategic actions or transactions, may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings, or obtain other benefits from such transaction. Whether such divestitures or other transactions are completed or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, harming our reputation, and diverting the attention of our workforce and management team. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business. In addition, any divestitures or planned closures reduce our physical presence in certain markets and may increase our dependence on deposits and customer relationships in our remaining markets. If we are unable to retain or replace deposits and customer relationships associated with these branch sales and closures on acceptable terms, our funding costs, liquidity, and results of operations could be adversely affected.
The Company may experience significant competition from new or existing competitors, which may reduce its client base or cause it to adjust prices for its products and services in order to maintain market share.
There is intense competition among banks in the Company’s market areas. In addition, the Company competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, factoring companies, the mutual funds industry, financial technology (“fintech”) companies, full-service brokerage firms, and discount brokerage firms, some of which are subject to less extensive regulations than us with respect to the products and services they provide. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and client expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In 2025, we also experienced in some cases heightened competition for certain commercial lending opportunities in some of our markets. In light of our underwriting standards and risk appetite, we may determine that we are not willing to assume the same level or type of risk as certain more aggressive competitors, even if doing so results in the loss of business, which could adversely affect our loan growth, net interest income, and overall results of operations.
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
We may not realize the anticipated benefits of our stock repurchase program, and the timing and level of shares of our common stock repurchased may have an adverse impact.
On August 28, 2025, we announced that the Board approved a stock repurchase program, pursuant to which we have been authorized to repurchase up to $150 million worth of our issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the Board authorized an increase to the repurchase program of an additional $150.0 million, or a total of $300.0 million since August 2025. Under the repurchase program, we intend to repurchase our shares through open market purchases, private transactions, block trades, authorized Rule 10b5-1 trading plans (which, if adopted, would permit us to repurchase shares when we might otherwise be precluded from doing so under applicable securities laws), or otherwise in accordance with applicable federal securities laws, including pursuant to Rule 10b-18 under the Exchange Act. We would expect to enter into a Rule 10b5-1 plan only during an open trading window under our Insider Trading Policy. Additional information regarding our stock repurchase program, including the remaining dollar amount authorized for repurchases under the program, is disclosed in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”
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
A major catastrophe, such as a pandemic, disease outbreak, or other natural disaster including extreme weather or other events, such as an earthquake, tornados, tsunami, flood, fire, drought, winter storms, or other type of natural disaster, could adversely affect our financial condition or result in a prolonged interruption of our business. We have operations and clients in the West and Midwest, a geographical region that has been or may be affected by disease, earthquake, volcano, tsunami, tornados, fires, drought, and flooding activity, which could be adversely impacted by these natural disasters or other severe weather in the region. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material, adverse effect on our financial condition and/or results of operations.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There continues to be concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. In addition, due to divergent policies and viewpoints regarding climate change, we are at increased risk of being subject to different and potentially conflicting legal or regulatory requirements and stakeholder expectations. Further, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.
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
•Chief Risk Officer (“CRO”) – Nathan Jones has served as our CRO and Executive Vice President since April 22, 2025. Mr. Jones has over 25 years of experience in financial services and has experience in senior level Risk and Credit roles within regional and money center banks. As CRO, Mr. Jones is responsible for reporting serious incidents to the Risk Committee as well as external authorities pursuant to advice from internal or external legal counsel, unless otherwise delegated.

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
•Chief Information Security Officer (“CISO”) – Dale Daugherty has more than 24 years of experience in technology and information security leadership, including roles in security operations, risk, and audit, and holds multiple cybersecurity certifications. Serving as the CISO since 2021, Mr. Daugherty is responsible for establishing and monitoring the effectiveness of the Company’s cybersecurity policies and reporting the status and a summary of cybersecurity incidents to the CRO, CIO, ERMC, and Risk Committee. In this role, Mr. Daugherty serves as an intermediary between the CRO and the CIRT. Since 2002, Mr. Daugherty has served in the roles of Information Security Officer, AVP – IT Audit Manager, and Director of IT Compliance, Risk, and Security for the Bank and holds the CISSP, CISA, GCIH, GCIA, and GSEC certifications.
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
Item 2. Properties
Our principal executive offices and one of our banking offices are anchor tenants in an 18-story commercial building located in Billings, Montana. The building is owned by a joint venture limited liability company in which FIB owns a 50.0% interest. We lease approximately 100,000 square feet of office space in the building. We also own a building with approximately 66,000 square feet that houses our operations center in Billings, Montana. As of December 31, 2025, we provided banking services at 289 locations in Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming, of which 65 properties are leased from independent third parties, one property was leased from a related entity, and 223 physical properties are owned by us. We believe each of our facilities is suitable and adequate to meet our current operational needs.
As further described in Part I, Item 1. “Business,” we have entered into an agreement to sell 11 branches in Nebraska, which transaction is expected to close in the second quarter of 2026. Additionally, we opened one branch in Montana on February 2, 2026 and intend to close four additional Nebraska branches, one branch in Minnesota, and one branch in North Dakota at the end of February 2026.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “FIBK.” As of December 31, 2025, we had 1,561 record shareholders, including the Wealth Management division of FIB as trustee for 213,376 shares of common stock held on behalf of 350 individual participants in the Savings and Profit Sharing Plan for Employees of First Interstate BancSystem, Inc., or the Savings Plan.
Dividends
It is our policy to pay a quarterly dividend to all common shareholders. On January 27, 2026, the Company declared a quarterly cash dividend amount of $0.47 per share of common stock. While we currently intend to continue paying quarterly dividends, the Board may change or eliminate the payment of future dividends.
Dividend Restrictions
For a description of restrictions on the payment of dividends, see Part I, Item 1, “Business — Government Regulation and Supervision — Dividends and Restrictions on Transfers of Funds,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” included herein.
Sales of Unregistered Securities
There were no sales of equity securities by us during the year ended December 31, 2025 that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2025.

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs(1)
October 1, 2025 to October 31, 2025
Stock Repurchase Program(1)	1,039,718	$31.48	1,039,718	$89,810,374
November 1, 2025 to November 30, 2025
Stock Repurchase Program(1)	1,237,052	31.83	1,237,052	50,429,170
December 1, 2025 to December 31, 2025
Stock Repurchase Program(1)	534,241	33.70	534,241	32,423,367
Total	2,811,011	$32.06	2,811,011	$32,423,367
(1)    On August 28, 2025, the Board adopted a new stock repurchase program. Under the new stock repurchase program, the Company was provided authorization to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the Board authorized an increase to the repurchase program of an additional $150.0 million of the Company’s issued and outstanding shares of common stock, bringing the total repurchase authorization since August 2025 to $300.0 million. Shares of common stock may be purchased through open market purchases, private transactions, block trades, authorized Rule 10b5-1 trading plans, or otherwise in accordance with applicable federal securities laws, including pursuant to Rule 10b-18 under the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as general market and economic conditions, the trading price of the common stock, alternative uses for capital, the Company’s financial performance, and corporate and regulatory requirements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information.

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
This graph assumes a $100 investment in our common stock on December 31, 2020, and reinvestment of dividends on the date of payment without commissions. The plot points on the graph were provided by S&P Global Market Intelligence. The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

Total Cumulative Returns
on $100 Investment Made on December 31, 2020
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
First Interstate BancSystem, Inc.
NASDAQ Composite
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
First Interstate BancSystem, Inc.	$100.00	$103.58	$102.77	$87.57	$98.90	$112.22
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, this document contains non-GAAP financial measures where management believes it would be helpful to understand our results of operations or financial position. The Company’s management believes that the non-GAAP financial measures provide additional information about ongoing operations and enhance comparability of results of operations with prior periods by presenting financial results without the impact of items or events that may obscure trends in the Company’s underlying performance. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.
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
Executive Overview
We are a financial and bank holding company headquartered in Billings, Montana. As of December 31, 2025, we had consolidated assets of $26.6 billion, deposits of $22.1 billion, loans held for investment of $15.2 billion, and total stockholders’ equity of $3.4 billion.
As of December 31, 2025, we operated 289 banking offices, including branches and detached drive-up facilities, in communities across twelve states— Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide financial services and products to clients that participate in a wide variety of industries, including:

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
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we have incurred, and may incur in the future, costs related to our strategic acquisitions, divestitures and other transactions.
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
Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain, Pacific Northwest, and Midwest regions of the U.S.
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025. Under our indirect lending program, indirect loans were created when we purchased consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. At December 31, 2025, indirect loans represented approximately 3.1% of loan balances and 78.4% of our consumer loan portfolio.
Sale of Arizona and Kansas Branches
On October 10, 2025, the Bank closed the previously disclosed transaction with Enterprise Bank & Trust (“Enterprise Bank”), a wholly-owned subsidiary of Enterprise Financial Services Corp, pursuant to which Enterprise Bank acquired twelve branches from the Bank, including approximately $641.6 million in deposits and certain commercially-oriented loans with outstanding balances of $291.5 million, and the owned real estate and fixed and other assets associated with the branches. The branches included all of the Bank’s Kansas and Arizona locations, with ten branches in Arizona and two branches in Kansas.
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
Pending Sale of Certain Nebraska Branches
As previously disclosed, on October 16, 2025, the Bank entered into a Purchase and Assumption Agreement with Security First Bank (“Security First”) pursuant to which Security First will acquire eleven Nebraska branches from the Bank. The Purchase and Assumption Agreement provides for the transfer by the Bank to Security First of the facilities and other associated assets of the branches, consisting of approximately $72.5 million in loans and $303.5 million of deposits at December 31, 2025. Consummation of the transaction is subject to regulatory approvals and other customary conditions to closing. It is currently anticipated that the closing of the transaction will take place in the second quarter of 2026.
Closure of Four Nebraska Branches
As previously announced, following a strategic review as discussed in Part I, Item 1. “Business”, the Company intends to close four additional branches in Nebraska at the end of February 2026. These branch closures are intended to enhance operational efficiency and better position the Company for long-term success. Subsequent to the pending sale of eleven Nebraska branches and the pending closure of these four branches, the Company will have 29 branches remaining in Nebraska.
Closure and Exit of North Dakota and Minnesota Branches; Branch Opening in Montana
As previously announced, following a strategic review, as discussed in Part I, Item 1. “Business”, the Company intends to exit the States of North Dakota and Minnesota at the end of February 2026, by closing the single branch location in each of those states. One branch in Billings, Montana opened in February 2026.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of December 31, 2025. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve.
As of December 31, 2025, our FDIC insured deposits were 63.8% of total deposits, including accounts eligible for pass-through insurance. As of February 19, 2026, the Bank had available borrowing capacity of $5.0 billion with the Federal Home Loan Bank (“FHLB”) and $3.9 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
With general inflationary pressures easing since July 2023, the Federal Reserve had paused any further changes to short-term interest rates until September 2024 and then decreased them by a total of 100 basis points in 2024 and an additional 75 basis points in 2025.
The Company’s quarterly yield on interest earning assets decreased to 4.67% as of December 31, 2025 from 4.73% as of September 30, 2025, and decreased from 4.86% as of December 31, 2024.

The recent declines in short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt and deposits. The Company’s cost of funds decreased to 1.35% during the three months ended December 31, 2025, from 1.45% during the three months ended September 30, 2025, and decreased from 1.72% during the three months ended December 31, 2024. During the fourth quarter of 2025, the changes in the mix and cost of funds was partially offset by the change in the mix and yield on earning assets, resulting in an increase of the Company’s net interest margin during the three months ended December 31, 2025 to 3.36% from 3.34% during the three months ended September 30, 2025 and from 3.18% for the three months ended December 31, 2024. The Company’s FTE net interest margin, a non-GAAP financial measure, increased to 3.38% during the three months ended December 31, 2025, from 3.36% during the three months ended September 30, 2025, and increased from 3.20% during the three months ended December 31, 2024. For annual comparisons refer to “Results of Operations – Net Interest Income” included in this report below.
The Company expects to see continued volatility in the economic markets, which may include recessionary signs in the economy resulting from, among other things, uncertain conditions due to changes in U.S. policies like the implementation of new tariffs, retaliatory tariffs, and other trade policies. These uncertain conditions could have adverse impacts on the balance sheet and income statement of the Company during 2026.
A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses. In the fourth quarter of 2025, criticized assets improved as compared to the third quarter. For additional information regarding criticized assets, see “Note – Loans Held for Investment – Credit Quality Indicators” in the accompanying “Notes to Consolidated Financial Statements” included in this report.
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
Results of Operations
Principal tools we use to manage and evaluate the results of our operations include tracking performance through metrics such as return on average equity, return on average tangible common equity, return on average assets, efficiency ratio, noninterest expense as a percent of total average assets, earnings per share, credit quality metrics, total shareholder return, net interest income, noninterest income, noninterest expense, and net income.
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

Finally, we seek to increase our net income and provide favorable shareholder returns over time, and we evaluate our net income relative to the performance of similar bank holding companies on factors that include return on average assets, return on average equity, return on average tangible common equity, total shareholder return, and growth in earnings.
Financial Condition
We manage and evaluate our financial condition by focusing on liquidity, the diversification and quality of our loans, the adequacy of our allowance for credit losses, the diversification and terms of our deposits, the level of our short-term borrowings and other funding sources, the re-pricing characteristics and maturities of our assets and liabilities, including potential interest rate exposure, and the adequacy of our capital levels. We seek to maintain sufficient levels of cash and investment securities to meet potential payment and funding obligations, and we evaluate our liquidity on factors that include the levels of cash and highly liquid assets relative to our liabilities, the quality and maturities of our investment securities, the ratio of loans held for investment to deposits, and any reliance on brokered certificates of deposit or other wholesale funding sources.
We seek to maintain a diverse and high-quality loan portfolio and evaluate our asset quality on factors that include the allocation of our loans among loan types, credit exposure to any single borrower or industry type, non-performing assets as a percentage of loans held for investment and other real estate owned (“OREO”), and loan charge-offs as a percentage of average loans. We maintain our allowance for credit losses based on an estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period as of the balance sheet date.
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
Allowance for Credit Losses
The allowance for credit losses represents our estimate of credit losses expected over the life of loans, which is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Increases in the allowance for credit losses are recorded through net income as a provision for credit loss expense. Decreases in the allowance for credit losses are recorded through net income as a reversal of provision for credit loss expense. Loans are charged-off against the allowance for credit losses when management confirms the uncollectibility of a loan balance. Expected recoveries recorded do not exceed the aggregate of loan amounts previously charged-off. The allowance for credit losses represents management’s estimate of expected credit losses in the loans held for investment portfolio over the life of the loan, including the incorporation of a two-year forecast period with one-year reversion period for economic conditions.

We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant loan we have assessed to have weaknesses that does not share common risk characteristics with other loans. Based on this analysis, we record a provision for credit losses in order to maintain the allowance for credit losses at appropriate levels. In determining the allowance for credit losses, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
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
The allowance for credit losses incorporates macroeconomic information provided by a third‑party forecasting service. The baseline forecast used in the estimate includes stable to slightly increasing expected GDP, a lower probability of recession, and steady unemployment. To illustrate the sensitivity of the allowance to alternative macroeconomic conditions, management performed a hypothetical analysis using the provider’s severe forecast, which assumes a higher probability of recession and higher unemployment, among other assumptions. Use of the severe forecast increased the allowance for credit losses by approximately $41.1 million. This analysis is intended solely to demonstrate model sensitivity and does not reflect management's judgments or assumptions as of December 31, 2025.
The allowance for credit losses is maintained at an amount we believe to be sufficient to provide for estimated losses expected over the life of the loans at each balance sheet date resulting from management’s assessment of the quantitative and qualitative factors utilized to determine the allowance for credit losses. Management monitors trends in the loan portfolio, including changes in the levels of past due, internally classified, and non-performing loans. Changes in the estimates and assumptions are possible and may have a material impact on our allowance for credit losses, and as a result, on our consolidated financial statements or results of operations.
See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for credit losses and our policy pertaining to acquired loans. See “Notes to Consolidated Financial Statements—Loans Held for Investment” for a discussion on the factors driving changes in the amount of the allowance for credit losses. See also Part I, Item 1A, “Risk Factors—Credit Risks.”
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
Our annual goodwill impairment test is performed each year as of July 1. The Company performed its 2025 annual goodwill impairment qualitative assessment and determined the Company’s goodwill was not considered impaired.
For additional information regarding goodwill, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies,” included in Part IV, Item 15 of this report and “Risk Factors—Operational Risks,” included in Part I, Item 1A of this report.
Results of Operations
The following discussion and analysis is intended to provide detail about the results of operations by comparing the years ended December 31, 2025 to December 31, 2024. A similar discussion and analysis that compares the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023, may be found in Part II, Item 7, “Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, which is incorporated herein by reference.

Net Income
Net income increased $76.1 million, or 33.7%, to $302.1 million, or $2.94 per diluted share, in 2025, compared to $226.0 million, or $2.19 per diluted share, in 2024, primarily as a result of the $62.7 million pre-tax gain from the sale of the Arizona and Kansas branches, which transaction closed on October 10, 2025, a decrease in provision for credit losses, and lower FDIC insurance assessment rates, partially offset by lower payment services revenues and higher income tax expense.

Performance Ratios
As of or for the year ended December 31,	2025	2024	2023
Return on average assets	1.09%	0.75%	0.83%
Return on average common stockholders’ equity	8.83	6.92	8.17
Efficiency ratio (1)	59.19	62.30	62.50
Common stock dividend payout ratio (2)	63.73	85.84	75.81
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
Net interest income increased $3.8 million during 2025, as compared to 2024, primarily due to lower costs of funds as a result of decreased interest expense due to lower average other borrowed funds balances and decreased interest expense as a result of lower rates on savings and time deposits, which was partially offset by lower interest and dividends on investment securities and loans as a result of a decrease in average balances during the comparable periods.
Net interest income included interest accretion related to the fair value of acquired loans of $15.0 million during 2025 as compared to $24.6 million in 2024, of which $3.0 million was the result of early loan payoffs during 2025, as compared to $7.2 million in 2024.
Included within net interest income were recoveries of $5.6 million and $5.5 million in recoveries of previously charged-off loan interest in 2025 and 2024, respectively.
Our net interest margin ratio increased 28 basis points to 3.30% during 2025, as compared to 3.02% in 2024. Our net FTE interest margin ratio, a non-GAAP financial measure, increased 28 basis points to 3.32% during 2025, as compared to 3.04% in 2024. Exclusive of the impact of interest accretion on acquired loans, our 2025 net FTE interest margin ratio increased 31 basis points over our similarly calculated net interest margin ratio in 2024.
For the periods indicated, the following table presents average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields, and Rates
				Year Ended December 31,
	2025			2024			2023
(Dollars in millions)	Average Balance	Interest (3) (6)	Average Rate	Average Balance	Interest (3) (6)	Average Rate	Average Balance	Interest (3) (6)	Average Rate
Interest earning assets:
Loans(1)	$16,663.9	$940.7	5.65%	$18,182.0	$1,028.2	5.66%	$18,299.6	$986.0	5.39%
Investment securities
Taxable(2)	7,303.9	199.4	2.73	8,261.5	243.5	2.95	9,173.1	269.1	2.93
Tax-exempt	180.8	3.5	1.94	186.5	3.4	1.82	199.7	3.9	1.95
Investment in FHLB and FRB stock	132.2	7.4	5.60	178.8	11.8	6.60	207.5	12.4	5.98
Interest bearing deposits in banks	759.9	32.7	4.30	422.5	22.2	5.25	303.0	15.7	5.18
Federal funds sold	0.1	—	—	0.1	—	—	0.5	—	—
Total interest earning assets	25,040.8	1,183.7	4.73	27,231.4	1,309.1	4.81	28,183.4	1,287.1	4.57
Noninterest earning assets	2,712.1			2,825.0			2,951.1
Total assets	$27,752.9			$30,056.4			$31,134.5
Interest bearing liabilities:
Demand deposits	$6,364.3	$60.0	0.94%	$6,224.9	$57.8	0.93%	$6,553.3	$47.2	0.72%
Savings deposits	7,831.6	145.8	1.86	7,784.8	161.2	2.07	7,989.3	122.2	1.53
Time deposits	2,783.7	94.0	3.38	2,894.1	106.9	3.69	2,676.3	73.2	2.74
Repurchase agreements	509.3	4.7	0.92	687.2	6.7	0.97	940.4	6.4	0.68
Other borrowed funds	563.5	26.2	4.65	2,434.7	123.4	5.07	2,514.6	133.8	5.32
Long-term debt	159.6	10.7	6.70	253.4	11.8	4.66	120.8	5.8	4.80
Subordinated debentures held by subsidiary trusts	160.0	11.2	7.00	163.1	13.1	8.03	163.1	12.7	7.79
Total interest bearing liabilities	18,372.0	352.6	1.92	20,442.2	480.9	2.35	20,957.8	401.3	1.91
Noninterest bearing deposits	5,535.2			5,879.4			6,549.9
Other noninterest bearing liabilities	423.9			468.8			475.9
Stockholders’ equity	3,421.8			3,266.0			3,150.9
Total liabilities and stockholders’ equity	$27,752.9			$30,056.4			$31,134.5
Net FTE interest income (non-GAAP)(4)		$831.1			$828.2			$885.8
Less FTE adjustments(3)		(5.7)			(6.6)			(7.0)
Net interest income from consolidated statements of income		$825.4			$821.6			$878.8
Interest rate spread			2.81%			2.46%			2.66%
Net interest margin			3.30			3.02			3.12
Net FTE interest margin (non-GAAP)(4)			3.32			3.04			3.14
Cost of funds, including noninterest-bearing demand deposits(5)			1.47			1.83			1.46

(1) Average loan balances include loans held for sale and loans held for investment, net of deferred fees and costs, which include non-accrual loans. Interest income includes amortization of deferred loan fees net of deferred loan costs, which is not material for the periods presented.

(2) Includes average balance of unsettled trades on investment securities.
(3) The Company adjusts interest income and average rates for tax exempt loans and securities to an FTE basis utilizing the statutory tax rate of 21.00% for the periods presented.
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

Analysis of Interest Changes Due To Volume and Rates
	Year Ended December 31, 2025 compared with December 31, 2024			Year Ended December 31, 2024 compared with December 31, 2023			Year Ended December 31, 2023 compared with December 31, 2022
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans (1)	$(85.9)	$(1.6)	$(87.5)	$(6.3)	$48.5	$42.2	$71.0	$117.8	$188.8
Investment Securities (1)	(28.1)	(15.9)	(44.0)	(26.9)	0.8	(26.1)	(13.2)	67.3	54.1
Investment in FHLB and FRB Stock (2)	(3.1)	(1.3)	(4.4)	(1.7)	1.1	(0.6)	3.7	3.9	7.6
Interest bearing deposits in banks	17.7	(7.2)	10.5	6.2	0.3	6.5	(6.9)	13.9	7.0
Total change	(99.4)	(26.0)	(125.4)	(28.7)	50.7	22.0	54.6	202.9	257.5
Interest bearing liabilities:
Demand deposits	1.3	0.9	2.2	(2.4)	13.0	10.6	(2.1)	33.6	31.5
Savings deposits	1.0	(16.4)	(15.4)	(3.1)	42.1	39.0	(2.1)	99.8	97.7
Time deposits	(4.1)	(8.8)	(12.9)	6.0	27.7	33.7	5.6	59.5	65.1
Repurchase agreements	(1.7)	(0.3)	(2.0)	(1.7)	2.0	0.3	(0.4)	4.3	3.9
Other borrowed funds	(94.9)	(2.3)	(97.2)	(4.3)	(6.1)	(10.4)	78.3	40.2	118.5
Long-term debt	(4.4)	3.3	(1.1)	6.4	(0.4)	6.0	(0.1)	(0.1)	(0.2)
Subordinated debentures held by subsidiary trusts	(0.2)	(1.7)	(1.9)	—	0.4	0.4	0.3	5.6	5.9
Total change	(103.0)	(25.3)	(128.3)	0.9	78.7	79.6	79.5	242.9	322.4
Increase in FTE net interest income (1)	$3.6	$(0.7)	$2.9	$(29.6)	$(28.0)	$(57.6)	$(24.9)	$(40.0)	$(64.9)

(1) Interest income and average rates for tax exempt loans and securities are presented on an FTE basis.
(2) Dividends on FHLB and FRB stock is used to determine the rate.
Non-GAAP Reconciliation
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		For the Year Ended
(In millions, except % and per share data)		Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Net interest income	(A)	$825.4	$821.6	$878.8
FTE interest income		5.7	6.6	7.0
Net FTE interest income (Non-GAAP)	(B)	831.1	828.2	885.8
Less purchase accounting accretion		15.0	24.6	20.4
Adjusted net FTE interest income (Non-GAAP)	(C)	$816.1	$803.6	$865.4

Average interest earning assets	(D)	$25,040.8	$27,231.4	$28,183.4

Net interest margin (GAAP)	(A) / (D)	3.30%	3.02%	3.12%
Net interest margin (FTE) (Non-GAAP)	(B) / (D)	3.32	3.04	3.14
Adjusted net interest margin (FTE) (Non-GAAP)	(C) / (D)	3.26	2.95	3.07

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
During 2025, the Company recorded a provision for credit losses of $26.8 million, as compared to a $67.8 million provision for credit losses in 2024. The 2025 provision includes a provision for credit losses of $26.5 million related to loans held for investment and $0.7 million related to unfunded commitments, and a reduction of credit losses of $0.4 million related to held-to-maturity securities. The provision incorporated the impact of credit movement during the year, changes in loan balances, the attributes of the current portfolio, asset quality metrics, a review of the current economic outlook, and net charge-offs. Net charge-offs for 2025 were $39.2 million, or 0.24% of average loans outstanding compared to $104.5 million, or 0.57% of average loans outstanding in 2024.
For information regarding our non-performing loans, see “Non-Performing Assets” included herein. For more information on our allowance for credit losses, see “Financial Condition—Allowance for Credit Losses” included herein.
Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions, and fees. The following table presents the composition of our noninterest income for the periods indicated:

Noninterest Income	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
Payment services revenues	$67.9	$73.6	$76.4	$(5.7)	$(2.8)	(7.7)%	(3.7)%
Mortgage banking revenues	5.8	6.6	8.4	(0.8)	(1.8)	(12.1)	(21.4)
Wealth management revenues	40.6	38.8	35.3	1.8	3.5	4.6	9.9
Service charges on deposit accounts	27.0	25.7	23.0	1.3	2.7	5.1	11.7
Other service charges, commissions and fees	8.8	9.0	9.5	(0.2)	(0.5)	(2.2)	(5.3)
Investment securities losses, net	—	—	(23.5)	—	23.5	—	NM*
Other income	83.3	24.4	17.9	58.9	6.5	NM*	36.3
Total noninterest income	$233.4	$178.1	$147.0	$55.3	$31.1	31.0	21.2
* NM - not meaningful
Noninterest income increased $55.3 million in 2025 as compared to 2024. Significant components of these fluctuations are discussed below.
Payment services revenues consist of interchange revenue that merchants pay for processing electronic payment transactions, associated fees earned from the issuance of business credit cards, consumer credit cards (prior to the outsourcing of the consumer credit card business in the second quarter of 2025), debit cards, and ATM service fees. Payment services revenues decreased $5.7 million in 2025 as compared to 2024, mainly related to the outsourcing of consumer credit cards in the second quarter of 2025.
Wealth management revenues are principally comprised of fees earned for management of trust assets and investment services. Wealth management revenues increased $1.8 million in 2025 as compared to 2024, mainly as a result of an increase in estate and trust services. The Company had $8.7 billion of assets under management at December 31, 2025 compared to $8.1 billion at December 31, 2024.
Service charge fees primarily consist of treasury services and overdraft charges on deposit accounts. These service charges increased $1.3 million in 2025, as compared to 2024. The increase in 2025 is mainly driven by increases in ACH, wire, sweep, and healthcare treasury service fees.
Other income primarily includes company-owned life insurance revenues, check printing income, agency stock dividends, and gains on sales of miscellaneous assets. Other income increased $58.9 million in 2025 as compared to 2024, primarily due to the $62.7 million gain from the sale of the Arizona and Kansas branches, which transaction closed on October 10, 2025, partially offset by a gain-on-sale of assets decrease of $4.5 million during the 2025 period.

Noninterest expense
Noninterest expense increased $2.9 million in 2025 as compared to 2024. The increase was primarily a result of increases to occupancy, net, other expenses, professional fees, and salaries and wages, partially offset by decreases in special FDIC insurance assessment fees, OREO expense, and employee benefits. Significant components of noninterest expense are discussed below.
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest expense	Year Ended December 31,			$ Change		% Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023	2025 vs 2024	2024 vs 2023
Salaries and wages	$274.6	$270.9	$263.1	$3.7	$7.8	1.4%	3.0%
Employee benefits	74.6	76.4	75.3	(1.8)	1.1	(2.4)	1.5
Outsourced technology services	57.5	56.2	59.0	1.3	(2.8)	2.3	(4.7)
Occupancy expense, net	54.8	48.7	48.0	6.1	0.7	12.5	1.5
Furniture and equipment	20.6	20.7	22.1	(0.1)	(1.4)	(0.5)	(6.3)
OREO expense, net	0.5	4.1	1.5	(3.6)	2.6	(87.8)	173.3
Professional fees	23.7	21.6	19.1	2.1	2.5	9.7	13.1
FDIC insurance premiums	14.4	24.0	31.5	(9.6)	(7.5)	(40.0)	(23.8)
Other intangibles amortization	13.6	14.6	15.7	(1.0)	(1.1)	(6.8)	(7.0)
Other expenses	106.0	100.2	121.5	5.8	(21.3)	5.8	(17.5)
Total noninterest expense	$640.3	$637.4	$656.8	$2.9	$(19.4)	0.5	(3.0)
Salaries and wages expense primarily consist of salaries, severance, commissions, overtime, bonus accrual, and temporary employee expenses. Salaries and wages expense increased $3.7 million in 2025 as compared to 2024, primarily as a result of higher severance and salaries and wages, which were partially offset by lower short-term incentive accruals related to the Company’s performance and lower deferred loan costs in 2025.
Employee benefits include payroll taxes, medical insurance, long term incentive, and 401K plans. Employee benefits expense decreased $1.8 million in 2025 as compared to 2024, primarily due to lower health insurance costs, which were partially offset by higher long term incentive accruals and higher payroll tax costs in 2025.
Outsourced technology services primarily include technology services related to the core system platform, software as a service, automated teller machines, technology equipment and software maintenance. Outsourced technology services expense increased $1.3 million in 2025 as compared to 2024, primarily due to higher software maintenance costs, which were partially offset by lower core processing costs in 2025.
Occupancy expense, net includes building expenses such as lease, depreciation, rent, maintenance and repairs, property taxes, snow removal, utility and janitorial, and insurance. Occupancy expense, net increased $6.1 million in 2025 as compared to 2024, primarily due to increased costs in 2025 related to maintenance and repairs, janitorial services, and snow removal costs in addition to an increase in charges related to the 2025 branch sales and expected February 2026 branch closures.
OREO expense, net includes expenses and income, gain or loss on sale, and valuation adjustments on property acquired through foreclosure on defaulted loans. OREO expense, net decreased $3.6 million in 2025 as compared to 2024 as a result of downward valuation adjustments in 2024 partially offset by an increase to gains on sale during the same period.
Professional fee expense is comprised of legal fees, audit and tax fees, consultant fees, and outside services. Professional fee expense increased $2.1 million in 2025 as compared to 2024, primarily related to an increase in legal fees in 2025.
The FDIC insures deposits at FDIC-insured financial institutions and charges insured financial institutions assessment rates to maintain the DIF at a specific level. FDIC insurance premiums decreased $9.6 million in 2025 as compared to 2024, primarily attributable to lower FDIC assessment rates in 2025 due to lower average assets and as a result of the reduction in the special assessment accrual to cover the losses incurred by the DIF in response to the 2023 bank failures, including the reversal of $1.6 million during 2025 related to the 2025 interim rule collection updates released by the FDIC.

Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; and other operational losses. Other expenses increased $5.8 million in 2025 as compared to 2024, primarily resulting from increases of $4.0 million in donation expense and $1.0 million in advertising expense in 2025.
Income Tax Expense
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and contains numerous tax provisions. There was no significant financial statement impact resulting from the OBBBA reflected in 2025. The Company will continue, however, to evaluate and apply the provisions of the OBBBA, but it does not expect any material impact on the consolidated financial statements for the foreseeable future.
Our effective federal tax rate was 17.8% for the year ended December 31, 2025 compared to 18.1% for the year ended December 31, 2024. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, and South Dakota. Our effective state tax rate was 5.1% for the year ended December 31, 2025 compared to 5.2% for the year ended December 31, 2024.
Financial Condition
The financial condition discussion below is based upon our Consolidated Balance Sheet in Part IV, Item 15 of this Report. A similar discussion and analysis comparing the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023 may be found in Part II, Item 7, “Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, which is incorporated herein by reference.
Total Assets
Total assets decreased $2,496.8 million, or 8.6%, to $26,640.6 million as of December 31, 2025, from $29,137.4 million as of December 31, 2024, primarily due to decreases in investment securities and loans, the funds from which were partially used to pay down debt. Significant fluctuations in balance sheet accounts are discussed below.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our credit and interest rate risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasury notes, U.S. government agency, U.S. government agency commercial mortgage-backed securities, U.S. government residential mortgage-backed securities, U.S. government agency collateralized mortgage obligations, collateralized loan obligations, corporate securities, and tax-exempt municipal securities.
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95.1% and 94.2% of the investment portfolio’s available-for-sale and held-to-maturity segments, respectively, at December 31, 2025.
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
Investment securities decreased $114.4 million, or 1.5%, to $7,630.2 million as of December 31, 2025, from $7,744.6 million as of December 31, 2024. The decrease was primarily resulting from called securities and normal pay-downs and maturities, partially offset by purchases of investment securities and a $187.8 million increase in fair market values during the period. See “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15 of this report for additional details.
As of December 31, 2025, the estimated duration of our investment portfolio was 3.3 years, as compared to 3.7 years as of December 31, 2024. The weighted average yield on investment securities decreased 21 basis point to 2.71% in 2025, from 2.92% in 2024.

As of December 31, 2025, investment securities with amortized costs and fair values of $2,983.6 million and $2,781.2 million, respectively, were pledged to secure public deposits, derivatives, and securities sold under repurchase agreements, as compared to $3,460.2 million and $3,092.6 million, respectively, as of December 31, 2024. For additional information concerning securities sold under repurchase agreements, see “Securities Sold Under Repurchase Agreements” included herein.
Mortgage-backed securities and, to a limited extent other securities, have uncertain cash flow characteristics that present additional interest rate risk in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields. Maturities of mortgage-backed securities presented below are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. As of December 31, 2025, the carrying value of our investments in non-agency, mortgage-backed securities totaled $193.9 million. All other mortgage-backed securities included in the table below were issued by U.S. government entities and sponsored entities. As of December 31, 2025, there were no significant concentrations of investments (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. government or agency-backed securities.
Approximately 73.6% and 74.0% of our tax-exempt securities were general obligation securities as of December 31, 2025 and 2024, respectively, of which 28.3% and 29.8%, respectively, were issued by political subdivisions or agencies within the states we operated in during 2025 and 2024, including Arizona, Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming.
As of December 31, 2025, we had $5,645.8 million of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities totaled $443.2 million as of December 31, 2025, and were attributable to changes in interest rates. At December 31, 2025 and December 31, 2024, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.5 million and $0.9 million, respectively.
The following table sets forth the carrying value as of December 31, 2025 and 2024, and the percentage of total investment securities and weighted average yields on investment securities as of December 31, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

	December 31, 2024	December 31, 2025
Securities Maturities and Yield (Dollars in millions)	Carrying Value	Carrying Value	% of Total Investment Securities	Weighted Average FTE Yield
U.S. Treasury securities
Maturing within one year	$99.8	$—	—%	—%
Maturing in one to five years	245.0	246.5	3.23	2.01
Mark-to-market adjustments on securities available-for-sale	(18.1)	(8.8)	(0.11)	NA
Total	326.7	237.7	3.12	2.01
U.S. government agency securities
Maturing within one year	5.9	57.2	0.75	3.08
Maturing in one to five years	303.0	414.2	5.43	2.11
Maturing in five to ten years	233.1	67.9	0.89	2.32
Maturing after ten years	152.3	128.1	1.68	2.38
Mark-to-market adjustments on securities available-for-sale	(10.8)	(4.2)	(0.06)	NA
Total	683.5	663.2	8.69	2.27
Mortgage-backed securities
Maturing within one year	53.3	41.4	0.54	2.25
Maturing in one to five years	1,023.8	1,054.1	13.82	2.50
Maturing in five to ten years	627.4	803.1	10.53	1.87
Maturing after ten years	3,914.0	3,684.7	48.29	2.83
Mark-to-market adjustments on securities available-for-sale	(333.4)	(182.2)	(2.39)	NA
Total	5,285.1	5,401.1	70.79	2.63
Collateralized loan obligation securities
Maturing in one to five years	—	0.1	—	5.24
Maturing in five to ten years	376.4	50.4	0.66	5.31
Maturing after ten years	394.3	703.8	9.22	5.61
Mark-to-market adjustments on securities available-for-sale	1.3	1.2	0.02	NA
Total	772.0	755.5	9.90	5.59
Municipal securities
Maturing within one year	1.9	8.4	0.11	3.83
Maturing in one to five years	45.6	44.7	0.59	2.61
Maturing in five to ten years	221.4	245.1	3.21	1.73
Maturing after ten years	159.4	122.3	1.60	1.91
Mark-to-market adjustments on securities available-for-sale	(40.0)	(27.2)	(0.36)	NA
Total	388.3	393.3	5.15	1.92
Corporate securities
Maturing within one year	5.0	40.1	0.53	1.82
Maturing in one to five years	157.2	97.1	1.27	3.21
Maturing in five to ten years	144.4	51.4	0.67	2.49
Mark-to-market adjustments on securities available-for-sale	(17.6)	(9.2)	(0.12)	NA
Total	289.0	179.4	2.35	2.72
Total	$7,744.6	$7,630.2	100.00%	2.83
Maturities of the 2025 securities noted above reflect $603.6 million of investment securities at their final maturities, which have call provisions within the next year. Based on current market interest rates, management expects approximately $50.1 million of these securities will be called in 2026. For additional information concerning investment securities, see “Notes to Consolidated Financial Statements — Investment Securities” included in Part IV, Item 15.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB of Des Moines and the Minneapolis FRB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. As of December 31, 2025 and December 31, 2024, the Company held $106.3 million and $177.4 million, respectively, primarily in equity securities in a combination of FRB and FHLB stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements. These securities are carried at cost.

Loans Held for Sale
Loans held for sale consist of residential mortgage loans pending sale to investors in the secondary market and loans reclassified from loans held for investment due to management’s intent and decision to sell the loans. Loans held for sale increased $72.7 million to $73.6 million as of December 31, 2025, compared to $0.9 million as of December 31, 2024, primarily due to loans held for investment that were transferred to loans held-for-sale related to the pending sale of the 11 Nebraska branches, which transaction is expected to close in the second quarter of 2026.
Loans Held for Investment, Net of Deferred Fees and Costs
The following table presents the composition and comparison of our loans held for investment for the periods indicated:
Loans Outstanding
(Dollars in millions)

	As of December 31,
	2025	Percent	2024	Percent	2023	Percent
Real estate:
Commercial	$8,144.4	53.6%	$9,263.2	51.9%	$8,869.2	48.4%
Construction	837.2	5.5	1,244.6	7.0	1,826.5	10.0
Residential	2,108.8	13.9	2,191.6	12.3	2,244.3	12.3
Agricultural	629.0	4.1	701.1	3.9	716.8	3.9
Total real estate	11,719.4	77.1	13,400.5	75.1	13,656.8	74.6
Consumer:
Indirect	477.5	3.1	725.0	4.0	740.9	4.1
Direct	131.5	0.9	134.0	0.7	141.6	0.8
Credit card	—	—	77.6	0.4	76.5	0.4
Total consumer	609.0	4.0	936.6	5.1	959.0	5.3
Commercial	2,359.6	15.5	2,829.4	15.9	2,906.8	15.9
Agricultural	520.2	3.4	687.9	3.9	769.4	4.2
Other, including overdrafts	1.7	—	1.6	—	0.1	—
Loans held for investment	15,209.9	100.0%	17,856.0	100.0%	18,292.1	100.0%
Deferred loan fees and costs	(8.3)		(11.1)		(12.5)
Loans held for investment, net of deferred fees and costs	15,201.6		17,844.9		18,279.6
Allowance for credit losses	(191.4)		(204.1)		(227.7)
Net loans held for investment	$15,010.2		$17,640.8		$18,051.9

Allowance for credit losses to loans held for investment		1.26%		1.14%		1.25%

Loans held for investment, net of deferred fees and costs, decreased $2,643.3 million, or 14.8%, to $15,201.6 million as of December 31, 2025, as compared to $17,844.9 million as of December 31, 2024. The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025, which resulted in $202.7 million of amortization for the indirect portfolio in 2025. See “—Indirect Loans” above for additional information. The Company sold $74.2 million of consumer credit card loans in the second quarter of 2025. See “—Consumer Credit Card Outsourcing” above for additional information. The Company sold $291.5 million of loans during the fourth quarter of 2025. See “—Sale of Arizona and Kansas Branches” above for additional information regarding the transaction. Additionally, as of December 31, 2025, the Company transferred $72.5 million of loans held for investment to loans held for sale related to the pending sale of the 11 Nebraska branches, which transaction is expected to close in the second quarter of 2026. See “—Pending Sale of Certain Nebraska Branches” above for additional information regarding the transaction. The remaining decline in loan balances is due to paydowns and maturities.
Real Estate Loans. We provide interim construction and permanent financing for both single-family and multi-unit properties, medium-term loans for commercial, agricultural and industrial property and/or buildings and equity lines of credit secured by real estate.
Commercial real estate loans. Commercial real estate loans include loans for property and improvements used commercially by the borrower or for lease to others for the production of goods or services. Approximately 33.4% and 33.0% of our commercial real estate loans were owner occupied as of December 31, 2025 and 2024, respectively.

Construction loans. Construction loans are primarily to commercial builders for residential lot development and the construction of single-family residences and commercial real estate properties. Construction loans are generally underwritten pursuant to pre-approved permanent financing. As of December 31, 2025, our construction loan portfolio was divided among the following categories: approximately $169.4 million, or 20.2%, residential construction; approximately $450.9 million, or 53.9%, commercial construction; and approximately $216.9 million, or 25.9%, land acquisition and development.
Residential real estate loans. Residential real estate loans are typically secured by first liens on the financed property. Included in residential real estate loans were home equity loans and lines of credit of $583.9 million, or 27.7%, and $557.0 million, or 25.4%, as of December 31, 2025 and 2024, respectively.
Agricultural real estate loans. Agricultural real estate loans are secured by farmland or ranchland consisting of short, intermediate, and long-term structures to experienced agriculturalists who have demonstrated management capabilities, established production and historical financial performance.
Consumer Loans. Our consumer loans include direct personal loans; credit card loans and lines of credit; and indirect loans created when we purchase consumer loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer network within the market areas we serve. Personal loans and indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. In January 2025, we announced our plans to no longer originate indirect loans as of February 28, 2025, as further discussed above (see “—Recent Trends and Developments—Indirect Loans”). Credit cards are offered to clients in our market areas. The Company outsourced consumer credit card loans in the second quarter of 2025, as further discussed above (see “—Recent Trends and Developments—Consumer Credit Card Outsourcing”). Lines of credit are generally floating rate loans that are unsecured or secured by personal property. Approximately 78.4% and 77.4% of our consumer loans as of December 31, 2025 and 2024, respectively, were indirect consumer loans.
Commercial Loans. We provide a mix of variable and fixed rate commercial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Commercial loans generally include lines of credit, business credit cards, and loans with maturities of five years or less and outstanding balances tend to be cyclical in nature. The loans are generally made with business operations as the primary source of repayment and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees.
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
The following table presents the contractual maturity distribution and interest rates of our loan portfolio as of December 31, 2025. The amounts provided below do not reflect scheduled repayment or prepayment assumptions related to the loan portfolio. The within one year category includes loans overdrafts and loans with no stated maturity.
Maturities and Interest Rate Sensitivities

	Contractual Maturity Range					Maturing After One Year
(Dollars in millions)	Within One Year	One Year to Five Years	Five Years to Fifteen Years	After Fifteen Years	Total	Fixed Interest Rate	Floating/Variable Interest Rate
Real estate	$1,263.2	$4,719.2	$3,816.2	$1,920.8	$11,719.4	$6,189.3	$4,266.9
Consumer	23.8	357.7	204.3	23.2	609.0	571.4	13.6
Commercial	787.1	940.6	548.3	83.6	2,359.6	1,029.1	543.5
Agricultural	398.7	92.4	25.0	4.1	520.2	112.2	9.4
Other	1.7	—	—	—	1.7	—	—
Loans held for investment	$2,474.5	$6,109.9	$4,593.8	$2,031.7	$15,209.9	$7,902.0	$4,833.4
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-performing loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.

Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection, or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans decreased $4.8 million, to $133.5 million, as of December 31, 2025, from $138.3 million as of December 31, 2024, primarily due to a decrease of $11.8 million of commercial loans, partially offset by an increase of $1.5 million of real estate loans and $3.7 million of agricultural loans. As of December 31, 2025 there were approximately $59.8 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest decreased $1.6 million, or 53.3%, to $1.4 million as of December 31, 2025, from $3.0 million as of December 31, 2024.
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
OREO properties are evaluated by management quarterly to determine if additional write-downs are appropriate or necessary based on current market conditions. Quarterly evaluations include a review of the most recent appraisal of the property as well as changes in the market conditions from the prior quarter. Commercial and agricultural OREO properties are listed with unrelated third party professional real estate agents or brokers local to the areas where the marketed properties are located. Residential properties are typically listed with local realtors, after any redemption period has expired. We rely on these local real estate agents and/or brokers to list the properties on the local multiple listing system, to provide marketing materials and advertisements for the properties, and to conduct open houses.
OREO decreased to $3.4 million as of December 31, 2025, from $4.3 million as of December 31, 2024, primarily attributable to dispositions. As of December 31, 2025, 8.4% of our OREO balance was related to a 1-4 residential property, 79.6% was related to commercial properties, and 12.0% was related to construction properties.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (Dollars in millions)	As of December 31,
	2025	2024	2023
Non-performing loans:
Non-accrual loans	$133.5	$138.3	$106.4
Accruing loans past due 90 days or more	1.4	3.0	4.9
Total non-performing loans	134.9	141.3	111.3
OREO	3.4	4.3	16.5
Total non-performing assets	$138.3	$145.6	$127.8

Non-accrual loans to loans held for investment	0.88%	0.78%	0.58%
Non-performing assets to loans held for investment and OREO	0.91	0.82	0.70
Non-performing assets to total assets	0.52	0.50	0.42
Allowance for credit losses to non-performing loans	141.88	144.44	204.58
For additional information regarding non-performing loans, see “Notes to Consolidated Financial Statements—Loans Held For Investment” included in financial statements included Part IV, Item 15 of this report.

Non-Performing Loans by Loan Type (Dollars in millions)	As of December 31,
	2025	Percent	2024	Percent	2023	Percent
Real estate:
Commercial	$35.9	26.6%	$55.4	39.2%	$28.2	25.3%
Construction	4.3	3.2	3.3	2.3	17.2	15.5
Residential	14.0	10.4	15.8	11.2	11.3	10.2
Agricultural	27.1	20.1	5.3	3.8	5.4	4.8
Total real estate	81.3	60.3	79.8	56.5	62.1	55.8
Consumer:
Indirect	5.7	4.2	4.6	3.3	3.1	2.8
Direct	0.7	0.5	0.9	0.6	0.3	0.3
Credit card	—	—	1.0	0.7	0.6	0.5
Total consumer	6.4	4.7	6.5	4.6	4.0	3.6
Commercial	22.6	16.8	34.1	24.1	11.8	10.6
Agricultural	24.6	18.2	20.9	14.8	33.4	30.0
Total non-performing loans	$134.9	100.0%	$141.3	100.0%	$111.3	100.0%
Collateral-dependent loans. Collateral-dependent loans rely solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. A loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its source of repayment becomes inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral. Collateral-dependent loans increased to $102.1 million as of December 31, 2025, from $97.6 million as of December 31, 2024.
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
Allowance for Credit Losses
The Company performs a quarterly assessment of the appropriateness of its allowance for credit losses in accordance with GAAP. The allowance for credit losses is established through a provision for credit losses based on our evaluation of quantitative and qualitative risk factors in our loan portfolio at each balance sheet date. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the expected loss can be identified and reasonably determined over the life of the loans. The balance of the allowance for credit losses is based on historical loan loss rates, changes in the nature or tenure of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current environmental and economic factors, and the estimated impact of forecasted economic conditions on historical loan loss rates. See the discussion under “Critical Accounting Estimates and Significant Accounting Policies — Allowance for Credit Losses” above.
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
Our allowance for credit losses on loans was $191.4 million, or 1.26% of loans held for investment as of December 31, 2025, as compared to $204.1 million, or 1.14% of loans held for investment, as of December 31, 2024.
Although we have established our allowance for credit losses in accordance with GAAP in the United States and we believe that the allowance for credit losses is appropriate to provide for known and expected losses in the portfolio at all times, future provisions will be subject to on-going evaluations of the risks in the loan portfolio. If the economy declines or asset quality deteriorates more than expected, material additional provisions could be required. The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated.

Allowance for Credit Losses
(Dollars in millions)

As of and for the year ended December 31,	2025	2024	2023
Allowance for credit losses on loans:
Beginning balance	$204.1	$227.7	$220.1
Provision for (reduction of) credit losses	26.5	80.9	31.1
Charge-offs:
Real estate
Commercial	22.0	25.4	7.6
Construction	—	13.2	10.3
Residential	1.4	1.0	0.6
Agricultural	0.2	—	—
Consumer	17.5	15.4	14.0
Commercial	8.9	59.4	3.4
Agricultural	5.0	0.3	—
Total charge-offs	55.0	114.7	35.9
Recoveries:
Real estate
Commercial	5.1	0.8	4.2
Construction	1.4	0.1	0.1
Residential	0.4	0.2	0.1
Agricultural	0.7	0.1	0.3
Consumer	5.7	4.9	4.7
Commercial	2.3	3.8	2.6
Agricultural	0.2	0.3	0.4
Total recoveries	15.8	10.2	12.4
Net charge-offs	39.2	104.5	23.5
Ending balance	$191.4	$204.1	$227.7

Allowance for off-balance sheet credit losses:
Beginning balance	$5.2	$18.4	$16.2
(Reduction of) provision for off-balance sheet credit losses	0.7	(13.2)	2.2
Ending balance	$5.9	$5.2	$18.4

Allowance for credit losses on investment securities:
Beginning balance	$0.9	$0.8	$1.9
Provision for (reduction of) credit losses	(0.4)	0.1	(1.1)
Ending balance	$0.5	$0.9	$0.8

Total allowance for credit losses	$197.8	$210.2	$246.9
Total provision for credit losses	26.8	67.8	32.2
Loans held for investment, net of deferred fees and costs	15,201.6	17,844.9	18,279.6
Average loans	16,663.9	18,182.0	18,299.6
Net charge-offs to average loans	0.24%	0.57%	0.13%
Allowance to non-accrual loans	143.37	147.58	214.00
Allowance to loans held for investment	1.26	1.14	1.25

The allowance for credit losses is allocated to loan categories based on the relative risk characteristics, asset classifications, and expected losses of the loan portfolio. The following table provides a summary of the allocation of the allowance for credit losses for specific loan categories as of the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for credit losses will be incurred in these amounts or proportions, or that the portion of the allowance for credit losses allocated to each loan category represents the total amount available for future losses that may occur within these categories.

Allocation of the Allowance for Credit Losses
(Dollars in millions)

As of December 31,	2025			2024			2023
	Allocated Reserves	Allocated Reserves %	% of Loan Category to Loans	Allocated Reserves	Allocated Reserves %	% of Loan Category to Loans	Allocated Reserves	Allocated Reserves %	% of Loan Category to Loans
Real estate	$131.2	68.5%	77.1%	$139.4	68.3%	75.1%	$160.1	70.4%	74.6%
Consumer	11.2	5.9	4.0	16.8	8.2	5.1	13.0	5.7	5.3
Commercial	36.9	19.3	15.5	38.9	19.1	15.9	50.2	22.0	15.9
Agricultural	12.1	6.3	3.4	9.0	4.4	3.9	4.4	1.9	4.2
Totals	$191.4	100.0%	100.0%	$204.1	100.0%	100.0%	$227.7	100.0%	100.0%

Deferred Tax Asset
The net deferred tax asset decreased $58.8 million, to $59.6 million as of December 31, 2025, from $118.4 million as of December 31, 2024, primarily due to a decrease in deferred tax assets related to the unrealized fair value of investment securities.
Total Liabilities
Total liabilities decreased $2,639.8 million, or 10.2%, to $23,193.6 million as of December 31, 2025, from $25,833.4 million as of December 31, 2024, primarily due to decreases of $927.3 million in deposits and $1,567.5 million in other borrowed funds. Significant fluctuations in liability accounts are discussed below.
Deposits
Total deposits decreased $927.3 million, to $22,088.3 million as of December 31, 2025, from $23,015.6 million as of December 31, 2024, primarily due to decreases in all deposit categories except for savings deposits, driven by the Arizona and Kansas branch sales which consisted of $641.6 million of deposits.
As of December 31, 2025 and 2024, we had certificate of deposits of $13.4 million and $12.5 million, respectively, through IntraFi Network Deposits, or Intrafi. We had no brokered deposits as of December 31, 2025 and 2024.
Total demand deposits as of December 31, 2025 include $538.8 million in ICS reciprocal deposits, compared to $380.1 million as of December 31, 2024.
The following table summarizes our deposits as of the dates indicated:
Deposits
(Dollars in millions)

As of December 31,	2025	Percent	2024	Percent	2023	Percent
Noninterest bearing demand	$5,286.8	23.9%	$5,797.6	25.2%	$6,029.6	25.9%
Interest bearing:
Demand	6,319.7	28.6	6,495.2	28.2	6,507.8	27.9
Savings	7,843.5	35.5	7,832.3	34.0	7,775.8	33.3
Time, $250k or more	792.9	3.6	825.0	3.6	811.6	3.5
Time, other	1,845.4	8.4	2,065.5	9.0	2,198.3	9.4
Total interest bearing	16,801.5	76.1	17,218.0	74.8	17,293.5	74.1
Total deposits	$22,088.3	100.0%	$23,015.6	100.0%	$23,323.1	100.0%
For additional information concerning client deposits, including the use of repurchase agreements, see “Business—Community Banking—Deposit Products,” included in Part I, Item 1 and “Notes to Consolidated Financial Statements—Deposits,” included in Part IV, Item 15 of this report.

Securities Sold Under Repurchase Agreements
Under repurchase agreements with commercial and municipal depositors, client deposit balances are invested in U.S. government agency securities overnight and are then repurchased the following day. All outstanding repurchase agreements are due in one day and balances fluctuate in the normal course of business. Repurchase agreement balances decreased $44.3 million, or 8.5%, to $479.6 million as of December 31, 2025, from $523.9 million as of December 31, 2024.
The following table sets forth certain information regarding securities sold under repurchase agreements as of the dates indicated:
Securities Sold Under Repurchase Agreements
(Dollars in millions)

As of and for the year ended December 31,	2025	2024	2023
Securities sold under repurchase agreements:
Balance at period end	$479.6	$523.9	$782.7
Average balance	509.3	687.2	940.4
Maximum amount outstanding at any month-end	539.4	825.8	1,100.5
Average interest rate:
During the year	0.92%	0.97%	0.68%
At period end	0.87	0.90	1.24
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses decreased $92.1 million, to $286.8 million as of December 31, 2025, from $378.9 million as of December 31, 2024, primarily attributable to a decrease in derivative liabilities of $56.5 million and a decrease in tax credit obligations of $20.0 million.
Other Borrowed Funds
Other borrowed funds are composed of variable-rate, overnight and fixed-rate borrowings with remaining contractual tenors of up to one year through the Federal Home Loan Bank, to address short-term funding needs. Other borrowed funds decreased $1,567.5 million, to zero as of December 31, 2025 compared to $1,567.5 million at December 31, 2024.
Capital Resources and Liquidity
Capital Resources
Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity increased $143.0 million, or 4.3%, to $3,447.0 million as of December 31, 2025 from $3,304.0 million as of December 31, 2024, due to changes in accumulated other comprehensive loss related to unrealized gains on available-for-sale securities, stock-based compensation expense, and retention of earnings, which are partially offset by stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, stock purchases pursuant to the stock repurchase program as further discussed below, and cash dividends paid. Regular cash dividends paid to common shareholders during 2025 amounted to approximately $194.3 million.
On January 27, 2026, we declared a quarterly dividend to common stockholders of $0.47 per share, which was paid on February 20, 2026 to shareholders of record as of February 10, 2026. The dividend equates to a 5.7% annual yield based on the $32.72 average closing price of the Company’s common stock as reported on NASDAQ during the fourth quarter of 2025.
On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program, pursuant to which the Company has been authorized to repurchase up to $150.0 million worth of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the board of directors authorized an increase to the repurchase program of an additional $150.0 million, bringing the total repurchase authorization since August 2025 to $300.0 million. Any repurchased shares will be returned to authorized but unissued shares of common stock, as permitted under applicable Delaware law. For additional information regarding the repurchases, see below and “Notes to Consolidated Financial Statements—Capital Stock and Dividend Restrictions” included in Part IV, Item 15 of this report.

During 2025, the Company repurchased and retired 3,653,914 shares of common stock under the stock repurchase program at a total cost of $117.6 million or a weighted average price of $32.18 per share. As of December 31, 2025, following these repurchases, approximately $32.4 million remained available for future purchases under the program at December 31, 2025. From January 1, 2026 to February 20, 2026, the Company purchased approximately 600 thousand shares of common stock, for a total repurchase of approximately $23.0 million. As of February 20, 2026, following these 2026 repurchases and the increase in the authorized aggregate dollar value of shares to be repurchased under the repurchase program, approximately $159.4 million remained available for future purchases under the program.
During 2025, the Company granted 39,058 restricted stock units of its common stock to directors for their annual service on the Company’s Board. The aggregate value of the units issued to directors of $1.1 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service-based period.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2025 and 2024, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”
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
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures, and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing, and increases in client deposits. For the year ended December 31, 2025, net cash provided by operating activities was $305.6 million, net cash provided by investing activities was $2,311.6 million and net cash used in financing activities was $2,204.1 million. Major outflows of cash were $285.7 million in deposits, and $1,567.5 million in repayment of other borrowed funds. Major inflows of cash included $2,159.9 million in net loan activity and $1,739.8 million in investment security maturities and paydowns. Total cash and cash equivalents were $1,309.7 million as of December 31, 2025, compared to $896.6 million as of December 31, 2024. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part IV, Item 15 of this report.
The Company had deposits without a stated maturity of $19,450.0 million and time deposits of $2,530.5 million, due in one year or less in addition to time deposits due in more than one year of $107.8 million as of December 31, 2025. For additional details in regard to the Company’s deposits see “Notes to Consolidated Financial Statements—Deposits” included in Part IV, Item 15 of this report.

As of December 31, 2025, the Company had securities sold under repurchase agreements of $479.6 million due in one year or less as the agreements with our client counterparties mature on the next banking day.
As of December 31, 2025, the Company had no FHLB borrowings due in less than one year, $122.3 million of fixed-to-floating rate subordinated notes issued in 2025 and due in more than one year, and available borrowing capacity of $5,402.7 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $3,585.5 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans. For additional information concerning long-term debt, see “Notes to Consolidated Financial Statements—Long Term Debt and Other Borrowed Funds” included in Part IV, Item 15 of this report.
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
The Company guarantees the distribution and payment for redemption or liquidation of capital trust preferred securities issued by our wholly owned subsidiary business trusts to the extent of funds held by the trusts. Although the guarantees are not separately recorded, the obligations underlying the guarantees are fully reflected on our consolidated balance sheets as subordinated debentures held by subsidiary trusts. The subordinated debentures currently qualify as tier 2 capital under the Federal Reserve capital adequacy guidelines. As of December 31, 2025, the Company had subordinated debentures held by subsidiary trusts of $149.8 million due in more than one year. For additional information concerning the subordinated debentures, see “Notes to Consolidated Financial Statements—Subordinated Debentures Held by Subsidiary Trusts” included in Part IV, Item 15 of this report.
The Company has future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2025 with $10.2 million due in one year or less and $28.3 million due in more than one year. For additional information concerning leases, see “Notes to Consolidated Financial Statements—Commitments and Contingencies” included in Part IV, Item 15 of this report.
The Company is a limited partner in several tax-advantaged limited partnerships that have been formed for the purpose of investing in approved qualified affordable housing or other renovation or community revitalization projects. As of December 31, 2025, the Company expects to recover its investments through the use of tax credits generated by the investments. The Company's unfunded capital commitments to these investments were $5.2 million and $25.2 million as of December 31, 2025 and 2024, respectively, reported within accounts payable and accrued expenses on the consolidated balance sheets.
The Company has entered into various arrangements not reflected on the consolidated balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or liquidity. As of December 31, 2025, the Company had commitments to extend credit of $2,638.8 million and standby letters of credit of $60.4 million. Included in the $2,638.8 million in credit commitments outstanding, $602.6 million are related to home equity and home equity lines of credit, $1,336.7 million are related to traditional working capital commercial lines, and $146.8 million are unfunded commitments for current or future construction projects. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our off-balance sheet arrangements, see “Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk” included in Part IV, Item 15 of this report.
As a bank holding company, we are a corporation separate and apart from our subsidiary Bank and, therefore, we provide for our own liquidity. Our primary sources of funding include management fees and dividends declared and paid by the Bank and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect the ability of our Bank to pay dividends to us. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Financial Condition—Capital Resources and Liquidity” above, “Business—Government Regulation and Supervision—Dividends and Restrictions on Transfers of Funds” included in Part I, Item 1 of this report, and “Risk Factors—Liquidity Risks” and “Risk Factors—Regulatory and Compliance Risks” included in Part I, Item 1A of this report.

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

	December 31, 2025			December 31, 2024
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	BTFP	Total
Total borrowing capacity	$5.4	$3.6	$9.0	$5.9	$1.8	$—	$7.7
Borrowings outstanding	—	—	—	1.5	—	—	1.5
Remaining Capacity, at period end	$5.4	$3.6	$9.0	$4.4	$1.8	$—	$6.2
Cash and due from banks			0.4				0.4
Interest-bearing deposits			1.0				0.5
Total available liquidity			$10.4				$7.1

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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in total deposit pricing for a given change in market interest rates. In up-rate scenarios, the total deposit beta is 30% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the total deposit beta is 29% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this simulation due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at December 31, 2025 indicate a balanced repricing dynamic between interest earning assets and interest-bearing liabilities.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	December 31, 2025
+200	0.49%
+100	0.36
-100	(0.64)
-200	(1.49)
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
As of December 31, 2025, the Company does not have any active interest rate derivatives designated as cash flow hedges. Amounts previously deferred in AOCI will be reclassified to income over time as the previously hedged, forecasted transactions remain probable of occurring. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk.
Recent Accounting Pronouncements
The expected impact of accounting standards recently issued but not yet adopted are discussed in “Notes to Consolidated Financial Statements—Recent Authoritative Accounting Guidance” included in Part IV, Item 15 of this report.

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements of First Interstate BancSystem, Inc. and subsidiaries are contained in Part IV, Item 15 of this report and are incorporated herein by reference.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm for the years ended December 31, 2025 and December 31, 2024 (PCAOB ID: 42)
Report of RSM US LLP, Independent Registered Public Accounting Firm for the year ended December 31, 2023 (PCAOB ID: 49)
Consolidated Balance Sheets — December 31, 2025 and 2024
Consolidated Statements of Income — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows — Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria and guidelines established in the Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting as of December 31, 2025 is presented below this management report in Item 9A of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
 Opinion on Internal Control Over Financial Reporting
We have audited First Interstate BancSystem, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Interstate BancSystem, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes, and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
 /s/ Ernst & Young LLP
Salt Lake City, Utah
February 26, 2026

Item 9B. Other Information
The Company has filed as exhibits to this form (a) a new form of Performance Restricted Stock Unit Grant Agreement (Core Return on Average Tangible Common Equity) and a new form of Performance Restricted Stock Unit Grant Agreement (Total Shareholder Return), each of which may be used as a template for awards of performance restricted stock units and (b) a new form of Restricted Stock Unit Grant Agreement (Time-Based) that may be used as a template for awards of restricted stock units, in each case that may be granted to eligible participants under the 2023 Equity and Incentive Plan, unless otherwise determined by the Compensation Committee of the Board.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning directors, executive officers, and corporate governance is set forth under the headings “Proposal One—Election of Directors,” “Director and Director Nominee Biographies,” “Human Capital Management,” “Securities Trading Policy,” “Board Committees,” and “Corporate Governance” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
Information concerning our compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation is set forth under the headings “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Director Compensation,” “Board Committees,” and “Corporate Governance” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management as well as related stockholder matters is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
The following table provides information, as of December 31, 2025, regarding our equity compensation plans.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants, and Rights(1)	Warrants, and Rights	Equity Compensation Plans(2)
Equity compensation plans
approved by shareholders(3)	1,490,583	$—	2,073,307

Equity compensation plans not
approved by shareholders	NA	NA	NA
Total	1,490,583	$—	2,073,307

(1)
Includes 748,111 shares of our common stock issuable in respect of performance restricted stock units and 742,472 shares of our common stock issuable in respect of time-based restricted stock units. The shares of common stock underlying performance restricted stock units included represent the maximum number of shares that may be issued upon vesting if the maximum performance goal is achieved for the applicable performance period.

(2)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	Includes only remaining shares available for future issuance under the 2023 Equity and Incentive Plan. No additional awards can be issued under the 2015 Equity and Incentive Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and related party transactions of certain of our executive officers, directors, and greater than 5% shareholders as well as the independence of our directors is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference. In addition, see “Notes to Consolidated Financial Statements—Related Party Transactions” included in Part IV, Item 15.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services and related information is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Our audited consolidated financial statements follow. The list of all financial statements filed as part of this filing is included above under Part II, Item 8. Financial Statements and Supplementary Data, on page 73, and incorporated herein by reference. Such audited consolidated financial statements follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Interstate BancSystem Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Allowance for Credit Losses (ACL)

Description of the Matter
At December 31, 2025, the Company’s loans held for investment portfolio was $15,201.6 million with an associated ACL of $191.4 million. The provision for credit losses was $26.8 million for the year ended December 31, 2025. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is an estimate and consists of three elements: a specific valuation allowance associated with collateral-dependent and other individually evaluated loans; a collective valuation allowance for loans with similar characteristics and trends; and a qualitative valuation allowance to adjust historical loss information based on an evaluation of qualitative factors.

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

Auditing the ACL involves a high degree of subjectivity due to the qualitative factors specific to changes in portfolio composition and model imprecision. Management’s identification and measurement of expected credit losses specific to these risk factors is highly judgmental and could have a significant effect on the ACL.
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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Interstate BancSystem, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of First Interstate BancSystem, Inc. and subsidiaries (the Company), for the year in the period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2004 to 2024.

Des Moines, Iowa
February 29, 2024

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2025	2024
Assets
Cash and due from banks	$358.2	$378.0
Interest bearing deposits in banks	951.4	518.5
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,309.7	896.6
Investment securities:
Available-for-sale, at fair value	5,288.1	5,057.1
Held-to-maturity (estimated fair values of $2,136.6 and $2,358.6 at December 31, 2025 and 2024, respectively)	2,342.1	2,687.5
Total investment securities	7,630.2	7,744.6
FHLB and FRB stock, at cost	106.3	177.4
Loans held for sale ($1.1 and $0.9 of which is recorded at fair value at December 31, 2025 and December 31, 2024, respectively)	73.6	0.9
Loans held for investment, net of deferred fees and costs	15,201.6	17,844.9
Allowance for credit losses	(191.4)	(204.1)
Net loans held for investment	15,010.2	17,640.8
Goodwill	1,100.9	1,100.9
Company-owned life insurance	523.0	513.0
Premises and equipment, net of accumulated depreciation	406.6	427.2
Other intangibles, net of accumulated amortization	53.3	66.8
Accrued interest receivable	102.6	116.8
Mortgage servicing rights, net of accumulated amortization	23.1	25.7
Other real estate owned	3.4	4.3
Deferred tax asset, net	59.6	118.4
Other assets	238.1	304.0
Total assets	$26,640.6	$29,137.4
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,286.8	$5,797.6
Interest bearing	16,801.5	17,218.0
Total deposits	22,088.3	23,015.6
Securities sold under repurchase agreements	479.6	523.9
Accounts payable and accrued expenses	286.8	378.9
Accrued interest payable	36.9	47.0
Other borrowed funds	—	1,567.5
Long-term debt	146.3	132.2
Allowance for credit losses on off-balance sheet credit exposures	5.9	5.2
Subordinated debentures held by subsidiary trusts	149.8	163.1
Total liabilities	23,193.6	25,833.4
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at December 31, 2025 and 2024; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at December 31, 2025 and 2024; 101,105,745 and 104,585,964 shares issued and outstanding, respectively	2,350.9	2,459.5
Retained earnings	1,274.2	1,166.4
Accumulated other comprehensive loss, net	(178.1)	(321.9)
Total stockholders’ equity	3,447.0	3,304.0
Total liabilities and stockholders’ equity	$26,640.6	$29,137.4
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

Year Ended December 31,	2025	2024	2023
Interest income:
Interest and fees on loans	$935.6	$1,022.2	$979.7
Interest and dividends on investment securities:
Taxable	199.4	243.5	269.1
Exempt from federal taxes	2.9	2.8	3.2
Interest and dividends on FHLB and FRB stock	7.4	11.8	12.4
Interest on deposits in banks	32.7	22.2	15.7
Total interest income	1,178.0	1,302.5	1,280.1
Interest expense:
Interest on deposits	299.8	325.9	242.6
Interest on securities sold under repurchase agreements	4.7	6.7	6.4
Interest on other borrowed funds	26.2	123.4	133.8
Interest on long-term debt	10.7	11.8	5.8
Interest on subordinated debentures held by subsidiary trusts	11.2	13.1	12.7
Total interest expense	352.6	480.9	401.3
Net interest income	825.4	821.6	878.8
Provision for credit losses	26.8	67.8	32.2
Net interest income after provision for credit losses	798.6	753.8	846.6
Noninterest income:
Payment services revenues	67.9	73.6	76.4
Mortgage banking revenues	5.8	6.6	8.4
Wealth management revenues	40.6	38.8	35.3
Service charges on deposit accounts	27.0	25.7	23.0
Other service charges, commissions, and fees	8.8	9.0	9.5
Investment securities losses, net	—	—	(23.5)
Other income	83.3	24.4	17.9
Total noninterest income	233.4	178.1	147.0
Noninterest expense:
Salaries and wages	274.6	270.9	263.1
Employee benefits	74.6	76.4	75.3
Outsourced technology services	57.5	56.2	59.0
Occupancy, net	54.8	48.7	48.0
Furniture and equipment	20.6	20.7	22.1
OREO expense, net	0.5	4.1	1.5
Professional fees	23.7	21.6	19.1
FDIC insurance premiums	14.4	24.0	31.5
Other intangibles amortization	13.6	14.6	15.7
Other expenses	106.0	100.2	121.5
Total noninterest expense	640.3	637.4	656.8
Income before income tax	391.7	294.5	336.8
Provision for income tax	89.6	68.5	79.3
Net income	$302.1	$226.0	$257.5

Earnings per common share (Basic)	$2.95	$2.19	$2.48
Earnings per common share (Diluted)	2.94	2.19	2.48
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year ended December 31,	2025	2024	2023
Net income	$302.1	$226.0	$257.5
Other comprehensive income, before tax:
Investment securities available for sale:
Change in net unrealized losses during the period	187.8	48.6	144.8
Reclassification adjustment for net losses included in net income	—	—	23.5
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	—	—	(7.2)
Net change in unamortized gains (losses) on available-for-sale securities transferred into held-to-maturity	0.2	(0.5)	(1.3)
Cash flow hedges:
Change in unrealized gains (losses) on derivatives	1.9	(15.0)	(6.5)
Reclassification adjustment for derivatives net losses included in net income	1.6	12.8	7.4
Other comprehensive income, before tax	191.5	45.9	160.7
Deferred tax expense related to other comprehensive income	(47.7)	(11.3)	(40.1)
Other comprehensive income, net of tax	143.8	34.6	120.6
Comprehensive income, net of tax	$445.9	$260.6	$378.1
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2022	$2,478.2	$1,072.7	$(477.1)	$3,073.8
Net income	—	257.5	—	257.5
Other comprehensive income, net of tax expense	—	—	120.6	120.6
Common stock transactions:
1,056,191 common shares purchased and retired	(34.0)	—	—	(34.0)
683,574 non-vested common shares issued	—	—	—	—
127,780 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	4.7	—	—	4.7
Common cash dividends declared ($1.88 per share)	—	(195.1)	—	(195.1)
Balance at December 31, 2023	2,448.9	1,135.1	(356.5)	3,227.5
Cumulative change related to the adoption of ASU 2023-02	—	1.2	—	1.2
Adjusted balance at January 1, 2024	2,448.9	1,136.3	(356.5)	3,228.7
Net income	—	226.0	—	226.0
Other comprehensive income, net of tax expense	—	—	34.6	34.6
Common stock transactions:
49,568 common shares purchased and retired	(1.2)	—	—	(1.2)
807,913 non-vested common shares issued	—	—	—	—
114,007 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	11.8	—	—	11.8
Common cash dividends declared ($1.88 per share)	—	(195.9)	—	(195.9)
Balance at December 31, 2024	2,459.5	1,166.4	(321.9)	3,304.0
Net income	—	302.1	—	302.1
Other comprehensive income, net of tax expense	—	—	143.8	143.8
Common stock transactions:
3,764,290 common shares purchased and retired	(121.9)	—	—	(121.9)
39,058 common shares issued	—	—	—	—
487,532 non-vested common shares issued	—	—	—	—
242,519 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	13.3	—	—	13.3
Common cash dividends declared ($1.88 per share)	—	(194.3)	—	(194.3)
Balance at December 31, 2025	$2,350.9	$1,274.2	$(178.1)	$3,447.0
See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$302.1	$226.0	$257.5
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	26.8	67.8	32.2
Net loss (gain) on disposal of premises and equipment	8.4	(2.9)	0.7
Depreciation and amortization	50.8	57.0	53.8
Net (discount) premium amortization on investment securities	(0.2)	1.1	2.4
Net (gain) loss on investment securities transactions	—	—	23.5
Realized and unrealized net gains on mortgage banking activities	(1.5)	(1.8)	(2.8)
Net losses and write-downs of OREO and other assets pending disposal	0.5	3.9	1.0
Net gain on extinguishment of debt	(0.1)	—	—
Valuation allowance for loans held-for-sale	6.0	—	—
Deferred taxes	11.3	21.3	20.4
Net increase in cash surrender value of company-owned life insurance	(11.1)	(14.7)	(9.7)
Stock-based compensation expense	13.3	11.8	4.7
Originations of mortgage loans held for sale	(66.7)	(149.6)	(351.5)
Proceeds from sales of mortgage loans held for sale	67.6	150.3	359.5
Gain on sale of consumer credit card loans	(4.3)	—	—
Gain on sale of branches, net	(62.7)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	13.4	12.3	(10.8)
Decrease (increase) in other assets	73.0	(23.2)	80.5
(Decrease) increase in accrued interest payable	(9.5)	(5.2)	37.7
(Decrease) increase in accounts payable and accrued expenses	(111.5)	0.9	(71.1)
Net cash provided by operating activities	305.6	355.0	428.0
Cash flows from investing activities:
Purchases of investment securities	(1,437.0)	(102.2)	(134.7)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	349.7	524.7	227.3
Available-for-sale	1,390.1	924.2	1,390.7
Net sales (purchases) of FHLB and FRB stock	72.5	45.8	(24.6)
Proceeds from company-owned life insurance settlements	1.1	4.1	5.2
Proceeds from sales of consumer credit card loans	81.3	—	—
Net change in loans held for investment	2,159.9	372.3	(185.8)
Proceeds from sale of OREO	0.9	12.9	3.5
Net cash distributed in sale of branches	(279.1)	—	—
Capital expenditures, net of sales	(27.8)	(23.0)	(28.2)
Net cash provided by investing activities	$2,311.6	$1,758.8	$1,253.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In millions)
Year Ended December 31,	2025	2024	2023
Cash flows from financing activities:
Net decrease in deposits	$(285.7)	$(307.5)	$(1,750.5)
Net decrease in securities sold under repurchase agreements	(44.3)	(258.8)	(270.2)
Net (decrease) increase in other borrowed funds	(1,567.5)	(1,285.5)	276.0
Repayments of long-term debt	(112.6)	(0.2)	(0.1)
Proceeds on long-term debt	—	253.9	—
Payment of debt issuance costs	(2.8)	—	—
Proceeds from issuance of subordinated notes	125.0	—	—
Purchase and retirement of common stock	(121.9)	(1.2)	(34.0)
Dividends paid to common stockholders	(194.3)	(195.9)	(195.1)
Net cash used in financing activities	(2,204.1)	(1,795.2)	(1,973.9)
Net increase (decrease) in cash and cash equivalents	413.1	318.6	(292.5)
Cash and cash equivalents at beginning of period	896.6	578.0	870.5
Cash and cash equivalents at end of period	$1,309.7	$896.6	$578.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net(1)	$36.6	$34.3	$51.2
Cash paid during the period for interest expense	362.4	475.7	363.6

Supplemental disclosures of noncash investing and financing activities:
Transfer of held-to-maturity to available-for-sale securities	$—	$—	$23.0
Right-of-use assets obtained in exchange for operating lease liabilities	6.8	1.6	6.4
Transfer of loans to other real estate owned	0.5	4.6	8.3
Transfer of held-for-sale loans to held for investment	—	—	29.6
Transfer of held for investment loans to held-for-sale	370.0	—	30.4
Transfer of premises and equipment held-for-sale	19.7	—	—
Capitalization of internally originated mortgage servicing rights	0.5	0.7	1.1
(1)Cash paid during the period for income taxes, net for 2025 related to the adoption of ASU 2025-09. 2024 and 2023 periods are gross cash paid during the period for income taxes.

See accompanying notes to consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business. First Interstate BancSystem, Inc. (the “Parent Company” and collectively with its subsidiaries, the “Company”) is a financial and bank holding company that, through the branch offices of its bank subsidiary, provides a comprehensive range of banking products and services to individuals, businesses, municipalities, and other entities throughout Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. In addition to its primary emphasis on commercial and consumer banking services, the Company also offers trust, employee benefit, investment, and insurance services through its bank subsidiary. The Company is subject to competition from other financial institutions and nonbank financial companies and is also subject to the regulations of various government agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Presentation. The Company’s consolidated financial statements include the accounts of the Parent Company and its operating subsidiaries. As of December 31, 2025, the Company had one significant subsidiary, First Interstate Bank (“FIB”). Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, none of which were material, have been made in the consolidated financial statements for 2024 and 2023 to conform to the 2025 presentation. These reclassifications did not change previously reported net income, financial condition, cash flows, or stockholders’ equity.
Business Combinations. The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.
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
Variable Interest Entities. The Company’s wholly owned business trusts, FI Statutory Trust I (“Trust I”), FI Capital Trust II (“Trust II”), FI Statutory Trust III (“Trust III”), FI Capital Trust IV (“Trust IV”), FI Statutory Trust V (“Trust V”), FI Statutory Trust VI (“Trust VI”), Northwest Bancorporation Capital Trust I (“Trust VII”), GWB Capital Trust VI (“Trust VIII”), Sunstate Bancshares Trust II (“Trust IX”), Great Western Statutory Trust IV (“Trust X”), HF Trust V (“Trust XIII”), and HF Trust VI (“Trust XIV”) are variable interest entities for which the Company is not a primary beneficiary. Accordingly, the accounts of Trust I through Trust XIV are not included in the accompanying consolidated financial statements and are instead accounted for using the equity method of accounting.
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
The Company is required to consolidate VIEs in New Market Tax Credit CDEs in which it has concluded it has a controlling financial interest. At December 31, 2025, approximately $19.4 million of the Company’s assets and liabilities included in the consolidated balance sheets were related to New Market Tax Credit VIEs which the Company has consolidated. These amounts were $28.4 million at December 31, 2024.

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
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate impacting the Company’s consolidated financial statements is the allowance for credit losses.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold for less than three-month periods, and interest-bearing deposits in banks with original maturities of less than three months. As of December 31, 2025 and 2024, the Company had cash of $951.4 million and $518.2 million, respectively, on deposit with the Federal Reserve Bank (FRB). On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.
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
Accrued interest receivable on investment securities totaled $27.8 million and $29.6 million at December 31, 2025 and 2024, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets.
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
Obligations of U.S. government agencies and entities. Securities held by the Company are primarily issued by The Federal Home Loan Mortgage Corporation, known as Freddie Mac, The Federal National Mortgage Association, known as Fannie Mae, and The Small Business Administration.These securities are either explicitly or implicitly guaranteed by the U.S. government with very little risk of default.

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
Corporate securities. Securities held by the Company are primarily comprised of corporate bonds (both senior and subordinated-debt) issued by a firm or public entity which carry ratings no lower than investment grade “BBB” or better by Moody’s, Standard and Poor’s, or Kroll rating agencies. All corporate subordinated-debt securities are analyzed and approved by the Company prior to purchase.
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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.
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
Accrued interest receivable on loans held for investment totaled $73.4 million and $84.8 million at December 31, 2025 and 2024, respectively, and was reported in the accrued interest receivable line item on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance of underlying loans. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.
Mortgage loans that are 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. The Company considers a loan to be past due when it is 30 days or more past its contractual payment due date. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
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
Allowance for Credit Losses - Loans held for investment
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected over the life of the loans. Loans are charged off against the allowance for credit losses when management determines that a loan balance cannot be collected. The Company applies recoveries when received and has elected not to forecast recoveries for purposes of calculating the allowance for credit losses.
The allowance for credit losses estimate consists of three elements: a specific valuation allowance associated with collateral-dependent and other individually evaluated loans; a collective valuation allowance for loans with similar characteristics and trends; and a qualitative valuation allowance to adjust historical loss information based on an evaluation of qualitative factors.
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
A loan for which the terms have been modified and for which the borrower is experiencing financial difficulties is considered to be a modification to borrowers experiencing financial difficulty. The allowance for credit losses on a loan to borrowers experiencing financial difficulty is measured using the same method as all other loans held for investment, except when the loan is individually assessed for credit loss.
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
Consumer loans. Include indirect loans, direct advance lines, and credit cards loans. Indirect are loan contracts advanced for the purchase of automobiles, boats, and other consumer goods from the consumer product dealer networks within our market areas. Indirect dealer loans are generally secured by automobiles, recreational vehicles, boats, and other types of personal property and are made on an installment basis. Consumer indirect line loans generally mature in seven years or less. Consumer direct and advance line loans are originated for a variety of purposes including the purchase of automobiles, boats and other consumer goods, home improvements, medical expenses, vehicle repairs, debt consolidation, and planned expenses in addition to the purchase of automobiles, boats, and other consumer goods. Consumer direct and advance line loans generally mature in seven years or less. The Company outsourced consumer credit card loans in the second quarter of 2025. Consumer credit card loans were lines of credit offered to clients in our market areas that were generally floating rate loans and included both unsecured and secured lines. Consumer credit card loans generally did not have stated maturities but were reviewed periodically and were unconditionally cancellable.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Commercial loans. Include commercial and industrial loans through a mix of variable and fixed rate commercial loans, including loans to finance showroom floor inventories and other loans for commercial purposes that are secured by 1-4 family residential property. These loans are typically made to small- and medium-sized manufacturing, wholesale, retail, and service businesses for working capital needs and business expansions. Floor plan loans and commercial purpose loans secured by 1-4 family residential property generally mature in seven years or less. Commercial loans also include secured and unsecured lines of credit, business credit cards, and loans with maturities of five years or less. Outstanding balances on these commercial loans tend to be cyclical in nature. These loans are generally made with business operations as the primary source of repayment, and are typically collateralized by inventory, accounts receivable, equipment, and/or personal guarantees.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. Management considers unused credit card lines and federal fund lines, extended to others, to be unconditionally cancellable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur and includes expected credit losses on commitments expected to be funded over the estimated life.
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
Company-Owned Life Insurance. Key executive and group life insurance policies are recorded at their cash surrender value. Separate account group life insurance policies are subject to a stable value contract that offsets the impact of interest rate fluctuations on the market value of the policies and are recorded at the stabilized investment value. Changes in the cash surrender or stabilized investment value of insurance policies, as well as insurance proceeds received, are recorded as other income within the consolidated statements of income and are not subject to income taxes.
Deferred Compensation Plan. The Company has a deferred compensation plan for the benefit of certain highly compensated officers and directors of the Company. The plan allows for discretionary employer contributions in excess of tax limits applicable to the Company’s 401(k) plan and the deferral of salary, short-term incentives, or director fees subject to certain limitations. Deferred compensation plan assets and liabilities are included in other assets and accounts payable and accrued expenses, respectively, within the Company’s consolidated balance sheets at fair value. As of December 31, 2025 and 2024, deferred compensation plan assets were $23.2 million and $22.7 million, respectively. Corresponding deferred compensation plan liabilities were $23.2 million and $22.7 million as of December 31, 2025 and 2024, respectively.
Impairment of Long-Lived Assets. Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. During 2025, $5.1 million of impairment losses were recognized related to the Arizona and Kansas branch sales, pending Nebraska branch sales, and pending Nebraska, Minnesota, and North Dakota branch closures, compared to none in 2024 or 2023.

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
Restricted Equity Securities. The Company, as a member of the FRB and the FHLB, is required to maintain investments in each of the organization’s capital stock. As of December 31, 2025 and 2024, restricted equity securities of the FRB were $95.0 million for both years, and restricted equity securities of the FHLB of $10.7 million and $81.3 million, respectively, in addition to other equity securities of $0.7 million and $1.2 million, respectively, were included in the consolidated balance sheets caption FHLB and FRB stock, at cost. No ready market exists for the FHLB and FRB restricted equity securities, and they have no quoted market values. Restricted equity securities are periodically reviewed for impairment based on ultimate recovery of par value.
The determination of whether a decline affects the ultimate recovery of par value is influenced by the significance of the decline compared to the cost basis of the restricted equity securities, length of time a decline has persisted, impact of legislative and regulatory changes on the issuing organizations, and the liquidity positions of the issuing organizations. Based on management’s assessment, no impairment losses were recorded on restricted equity securities during 2025, 2024, or 2023.
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
When cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings and the amounts remaining in accumulated other comprehensive income will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

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
Software. Capitalized software, stated at cost less accumulated amortization, includes purchased software, capitalizable application development costs associated with internally developed software, and cloud computing arrangements, including capitalizable implementation costs associated with hosting arrangements that are not service contracts. Capitalized software is included in premises and equipment, net of accumulated depreciation on the consolidated balance sheets. Amortization expense, generally computed on the straight-line method, is charged to furniture and equipment expense in the consolidated statements of income over the estimated useful life of the software, generally three to five years, or the term of the hosting arrangement for implementation costs related to service contracts.
Cloud computing arrangements include software as a service (SaaS), platform as a service (PaaS), infrastructure as a service (IaaS) and other similar hosting arrangements. The Company primarily utilizes SaaS and PaaS arrangements. Capitalized costs related to cloud computing arrangements are presented within “Other Assets” on the balance sheet with related expenses presented within “Outsourced Technology Services” on the income statement. Capitalized implementation costs of hosting arrangements that are service contracts were $3.5 million and $2.9 million as of December 31, 2025 and 2024, respectively. Expenses totaled $2.2 million for each of the years ended December 31, 2025 and 2024.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2022. The Company had no material penalties as of December 31, 2025, 2024, or 2023.
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
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including FDIC insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Advertising Costs. Advertising costs are expensed as incurred within other expenses. Advertising expense was $1.7 million, $0.7 million, and $0.9 million in 2025, 2024, and 2023, respectively.
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
Stock-Based Compensation. Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the requisite service period for awards expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur. Stock-based compensation expense of $13.3 million, $11.8 million, and $4.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    GOODWILL AND OTHER INTANGIBLES
Goodwill

The Company has goodwill with a carrying value of $1,100.9 million as of December 31, 2025 and 2024 and performed its annual impairment assessment as of July 1, 2025 and 2024 concluding there was no impairment to goodwill. In addition, there were no events or circumstances that occurred during the second half of 2025 that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value.
Other Intangible Assets
Other intangible assets are comprised of core deposit intangibles (“CDI”) and other customer relationship intangibles (“OCRI”) and amounted to the following at December 31, 2025 and 2024:

December 31, 2025	CDI	OCRI	Total
Gross other intangible assets, at January 1, 2025	$154.7	$22.8	$177.5
Accumulated amortization	(116.9)	(7.3)	(124.2)
Net other intangible assets, end of period	$37.8	$15.5	$53.3

December 31, 2024
Gross other intangible assets, at January 1, 2024	$154.7	$22.8	$177.5
Accumulated amortization	(105.2)	(5.5)	(110.7)
Net other intangible assets, end of period	$49.5	$17.3	$66.8
The Company recorded $13.6 million, $14.6 million and $15.7 million of other intangible asset amortization expense for the years ended December 31, 2025, 2024, and 2023 respectively.
CDI and OCRI are evaluated for impairment if events and circumstances indicate a possible impairment.
The following table provides the estimated aggregate future amortization expense of other intangible assets:

Years ending December 31,	CDI	OCRI	Total
2026	$11.2	$1.9	$13.1
2027	8.3	1.9	10.2
2028	5.4	1.9	7.3
2029	4.5	1.9	6.4
2030	4.2	1.9	6.1
Thereafter	4.2	6.0	10.2
Total	$37.8	$15.5	$53.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(3)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$246.5	$—	$(8.8)	$237.7
State, county, and municipal securities	247.3	—	(27.2)	220.1
Obligations of U.S. government agencies	205.1	—	(4.2)	200.9
U.S. agency commercial mortgage-backed securities	891.7	1.1	(36.1)	856.7
U.S. agency residential mortgage-backed securities	1,834.4	4.4	(68.7)	1,770.1
U.S. agency collateralized mortgage obligations	986.1	1.4	(64.8)	922.7
Private mortgage-backed securities	193.9	—	(19.5)	174.4
Collateralized loan obligation	754.3	1.2	—	755.5
Corporate securities	158.7	—	(8.7)	150.0
Total	$5,518.0	$8.1	$(238.0)	$5,288.1

December 31, 2025	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to Maturity:
State, county, and municipal securities	$173.2	$0.2	$(18.6)	$154.8
Obligations of U.S. government agencies	462.3	—	(37.7)	424.6
U.S. agency commercial mortgage-backed securities	354.8	—	(18.8)	336.0
U.S. agency residential mortgage-backed securities	941.3	0.1	(84.7)	856.7
U.S. agency collateralized mortgage obligations	381.1	0.7	(46.4)	335.4
Corporate securities	29.9	—	(0.8)	29.1
Total	$2,342.6	$1.0	$(207.0)	$2,136.6
(1) Amortized cost presented above is net of an allowance for credit losses of $0.5 million and includes $5.9 million of unamortized gains and $13.7 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of December 31, 2025 and 2024.

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$237.7	$(8.8)	$237.7	$(8.8)
State, county, and municipal securities	—	—	210.4	(27.2)	210.4	(27.2)
Obligations of U.S. government agencies	2.4	—	195.8	(4.2)	198.2	(4.2)
U.S. agency commercial mortgage-backed securities	1.3	—	821.6	(36.1)	822.9	(36.1)
U.S. agency residential mortgage-backed securities	254.4	(1.1)	956.5	(67.6)	1,210.9	(68.7)
U.S. agency collateralized mortgage obligations	—	—	869.9	(64.8)	869.9	(64.8)
Private mortgage-backed securities	—	—	174.3	(19.5)	174.3	(19.5)
Corporate securities	—	—	150.0	(8.7)	150.0	(8.7)
Total	$258.1	$(1.1)	$3,616.2	$(236.9)	$3,874.3	$(238.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$226.8	$(18.1)	$226.8	$(18.1)
State, county, and municipal securities	—	—	210.1	(40.0)	210.1	(40.0)
Obligations of U.S. government agencies	3.6	—	206.2	(10.8)	209.8	(10.8)
U.S. agency commercial mortgage-backed securities	38.1	(0.4)	934.9	(74.1)	973.0	(74.5)
U.S. agency residential mortgage-backed securities	33.7	(1.5)	1,086.2	(124.3)	1,119.9	(125.8)
U.S. agency collateralized mortgage obligations	20.5	(0.3)	987.1	(106.3)	1,007.6	(106.6)
Private mortgage-backed securities	—	—	190.4	(27.6)	190.4	(27.6)
Collateralized loan obligation	10.0	—	—	—	10.0	—
Corporate securities	27.5	(0.5)	205.5	(16.2)	233.0	(16.7)
Total	$133.4	$(2.7)	$4,047.2	$(417.4)	$4,180.6	$(420.1)
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
As of December 31, 2025 and 2024, the Company had 633 and 670 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of December 31, 2025, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.

The Company had no allowance for credit losses on available-for-sale investment securities as of December 31, 2025 and 2024, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of December 31, 2025 and 2024, the held-to-maturity portfolio is primarily composed of investment grade or better securities. The Company had a $0.5 million and a $0.9 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had $27.8 million and $29.6 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the years ended December 31, 2025 and 2024, there were no realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Available-for-Sale		Held-to-Maturity
December 31, 2025	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$114.4	$113.5	$32.8	$32.9
After one year but within five years	1,239.7	1,192.6	617.0	587.1
After five years but within ten years	944.6	877.5	273.2	249.8
After ten years	3,219.3	3,104.5	1,419.6	1,266.8
Total	$5,518.0	$5,288.1	$2,342.6	$2,136.6
As of December 31, 2025, the Company held investment securities callable within one year having amortized costs and estimated fair values of $603.6 million and $577.8 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of December 31, 2025 and 2024, the Company had securities with carrying values of $2,983.6 million and $3,460.2 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of December 31, 2025 and 2024 of $2,781.2 million and $3,092.6 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of December 31, 2025 and 2024, the Company held $106.3 million and $177.4 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements and related to outstanding borrowings. These securities are carried at cost.
(4) LOANS HELD FOR SALE
Residential mortgage loans that the Company originated with the intent to sell are recorded at fair value. The following table presents (i) residential mortgage loans recorded at fair value and (ii) other loans held for sale at lower of cost or market by class of receivable related to the sale of the Nebraska branches (which was pending as of December 31, 2025), for the dates indicated:

	December 31, 2025	December 31, 2024
Real estate:
Commercial	$19.5	$—
Construction	1.3	—
Residential	3.5	—
Residential mortgage, at fair value	1.1	0.9
Agricultural	17.8	—
Total real estate	43.2	0.9
Consumer:
Direct and advance lines	2.5	—
Total consumer	2.5	—
Commercial	7.4	—
Agricultural	20.5	—
Total loans held for sale	$73.6	$0.9

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(5)    LOANS HELD FOR INVESTMENT
The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

December 31,	2025	2024
Real estate:
Commercial	$8,144.4	$9,263.2
Construction	837.2	1,244.6
Residential	2,108.8	2,191.6
Agricultural	629.0	701.1
Total real estate	11,719.4	13,400.5
Consumer:
Indirect	477.5	725.0
Direct and advance lines	131.5	134.0
Credit card	—	77.6
Total consumer	609.0	936.6
Commercial	2,359.6	2,829.4
Agricultural	520.2	687.9
Other, including overdrafts	1.7	1.6
Loans held for investment	15,209.9	17,856.0
Deferred loan fees and costs	(8.3)	(11.1)
Loans held for investment, net of deferred fees and costs	15,201.6	17,844.9
Allowance for credit losses	(191.4)	(204.1)
Net loans held for investment	$15,010.2	$17,640.8

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

December 31, 2025	Beginning Balance	Provision for Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$7.8	$(23.6)	$7.6	$131.2
Consumer	16.8	6.2	(17.5)	5.7	11.2
Commercial	38.9	4.6	(8.9)	2.3	36.9
Agricultural	9.0	7.9	(5.0)	0.2	12.1
Total allowance for credit losses	$204.1	$26.5	$(55.0)	$15.8	$191.4

December 31, 2024	Beginning Balance	Provision for Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$160.1	$17.7	$(39.6)	$1.2	$139.4
Consumer	13.0	14.3	(15.4)	4.9	16.8
Commercial	50.2	44.3	(59.4)	3.8	38.9
Agricultural	4.4	4.6	(0.3)	0.3	9.0
Total allowance for credit losses	$227.7	$80.9	$(114.7)	$10.2	$204.1

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

December 31, 2023	Beginning Balance	Provision for (reversal of) Credit Loss	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$138.7	$35.2	$(18.5)	$4.7	$160.1
Consumer	23.3	(1.0)	(14.0)	4.7	13.0
Commercial	54.9	(3.9)	(3.4)	2.6	50.2
Agricultural	3.2	0.8	—	0.4	4.4
Total allowance for credit losses	$220.1	$31.1	$(35.9)	$12.4	$227.7
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
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of December 31, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$33.5	$—	$33.5
Construction	—	3.8	—	3.8
Residential	—	2.6	—	2.6
Agricultural	0.5	23.3	—	23.8
Total real estate	0.5	63.2	—	63.7
Commercial	5.3	8.4	1.3	15.0
Agricultural	22.9	0.5	—	23.4
Total collateral-dependent loans	$28.7	$72.1	$1.3	$102.1

	Collateral Type
As of December 31, 2024	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$47.3	$—	$47.3
Construction	—	3.2	—	3.2
Residential	—	2.7	—	2.7
Agricultural	—	1.8	—	1.8
Total real estate	—	55.0	—	55.0
Commercial	20.3	1.1	0.8	22.2
Agricultural	—	20.3	0.1	20.4
Total collateral-dependent loans	$20.3	$76.4	$0.9	$97.6

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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans(1)(2)(3)	Loans
Real estate:
Commercial	$34.1	$5.7	$0.3	$40.1	$8,068.7	$35.6	$8,144.4
Construction	13.4	0.1	—	13.5	819.4	4.3	837.2
Residential	8.3	2.5	0.1	10.9	2,084.0	13.9	2,108.8
Agricultural	0.2	—	—	0.2	601.7	27.1	629.0
Total real estate	56.0	8.3	0.4	64.7	11,573.8	80.9	11,719.4
Consumer:
Indirect	6.5	1.7	0.1	8.3	463.6	5.6	477.5
Direct and advance lines	0.9	0.2	—	1.1	129.7	0.7	131.5
Total consumer	7.4	1.9	0.1	9.4	593.3	6.3	609.0
Commercial	3.1	4.9	0.9	8.9	2,329.0	21.7	2,359.6
Agricultural	0.5	0.6	—	1.1	494.5	24.6	520.2
Other, including overdrafts	—	—	—	—	1.7	—	1.7
Loans held for investment	$67.0	$15.7	$1.4	$84.1	$14,992.3	$133.5	$15,209.9

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Loans(1)(2)(3)	Loans
Real estate:
Commercial	$4.9	$2.8	$—	$7.7	$9,200.1	$55.4	$9,263.2
Construction	3.7	—	—	3.7	1,237.6	3.3	1,244.6
Residential	6.6	2.7	0.4	9.7	2,166.5	15.4	2,191.6
Agricultural	7.6	2.8	—	10.4	685.4	5.3	701.1
Total real estate	22.8	8.3	0.4	31.5	13,289.6	79.4	13,400.5
Consumer:
Indirect	8.4	2.6	0.7	11.7	709.4	3.9	725.0
Direct and advance lines	0.6	0.2	0.3	1.1	132.3	0.6	134.0
Credit card	0.7	0.5	1.0	2.2	75.4	—	77.6
Total consumer	9.7	3.3	2.0	15.0	917.1	4.5	936.6
Commercial	11.2	3.0	0.6	14.8	2,781.1	33.5	2,829.4
Agricultural	2.4	2.8	—	5.2	661.8	20.9	687.9
Other, including overdrafts	—	—	—	—	1.6	—	1.6
Loans held for investment	$46.1	$17.4	$3.0	$66.5	$17,651.2	$138.3	$17,856.0
(1) As of December 31, 2025 and 2024, none of our non-accrual loans were earning interest income. Additionally, $5.6 million and $5.5 million of interest income was recognized on non-accrual loans at December 31, 2025 and 2024, respectively. There were $3.4 million and $4.1 million in reversals of accrued interest at December 31, 2025 and 2024, respectively.
(2) As of December 31, 2025 and 2024, there were approximately $59.8 million and $56.9 million, respectively, of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
(3) As of December 31, 2025, there were approximately $4.5 million, $3.8 million, and $60.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2024, there were approximately $13.5 million, $6.2 million, and $40.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Modifications to Borrowers Experiencing Financial Difficulty
Modifications of loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications with borrowers are made to provide payment relief to borrowers experiencing financial difficulty.
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
The following tables present the amortized cost basis of loans, by class and by type of modification, as of and for the years ended December 31, 2025, 2024, and 2023, that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

2025	Principal Forgiveness	Term Extension	Rate Reduction	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$—	$28.5	$—	$1.5	$30.0	0.37%
Construction	—	1.9	—	—	1.9	0.23
Residential	—	0.3	—	0.1	0.4	0.02
Agricultural	—	11.6	—	2.8	14.4	2.29
Total real estate	—	42.3	—	4.4	46.7	0.40
Consumer:
Indirect	—	0.1	—	—	0.1	0.02
Total consumer	—	0.1	—	—	0.1	0.02
Commercial	—	34.2	—	0.4	34.6	1.47
Agricultural	—	9.2	—	—	9.2	1.77
Loans held for investment(2)	$—	$85.8	$—	$4.8	$90.6	0.60

2024
Real estate:
Commercial	$—	$26.4	$—	$—	$26.4	0.28%
Construction	—	1.9	—	—	1.9	0.15
Residential	—	—	—	0.3	0.3	0.01
Agricultural	—	12.0	—	—	12.0	1.71
Total real estate	—	40.3	—	0.3	40.6	0.30
Consumer:
Indirect	—	0.1	—	—	0.1	0.01
Total consumer	—	0.1	—	—	0.1	0.01
Commercial	—	8.9	—	0.6	9.5	0.34
Agricultural	—	20.1	—	—	20.1	2.92
Loans held for investment(2)	$—	$69.4	$—	$0.9	$70.3	0.39

2023
Real estate:
Commercial	$1.5	$28.6	$1.1	$0.6	$31.8	0.36%
Construction	—	13.7	—	—	13.7	0.75
Residential	0.1	0.6	—	—	0.7	0.03
Agricultural	—	6.4	—	—	6.4	0.89
Total real estate	1.6	49.3	1.1	0.6	52.6	0.39
Consumer:
Indirect	—	0.1	—	—	0.1	0.01
Direct and advance lines	—	0.1	—	—	0.1	0.07
Total consumer	—	0.2	—	—	0.2	0.02
Commercial	—	7.4	—	0.2	7.6	0.26
Agricultural	—	36.1	—	—	36.1	4.69
Loans held for investment(2)	$1.6	$93.0	$1.1	$0.8	$96.5	0.53

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of and for the years ended December 31, 2025 and 2024, and 2023, the Company excluded $1.4 million, $0.2 million, and $1.6 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of and for the years ended December 31, 2025, 2024, and 2023:

				Term Extension and Interest Rate Reduction
2025	Principal Forgiveness	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	$—	9.3	—%	10.7	1.0%
Construction	—	7.4	—	0.0	—
Residential	—	22.3	—	84.8	2.2
Agricultural	—	12.7	—	4.0	0.3
Total real estate	—
Consumer:
Indirect	—	10.5	—	0.0	—
Total consumer	—
Commercial	—	7.7	—	71.8	1.4
Agricultural	—	7.1	—	7.9	1.0
Loans held for investment (1)	$—

2024
Real estate:
Commercial	$—	8.6	—%	0.0	—%
Construction	—	4.0	—	0.0	—
Residential	—	0.0	—	31.2	3.4
Agricultural	—	10.4	—	0.0	—
Total real estate	—
Consumer:
Indirect	—	7.0	—	0.0	—
Total consumer	—
Commercial	—	20.2	—	10.0	1.0
Agricultural	—	9.4	—	0.0	—
Loans held for investment (1)	$—

2023
Real estate:
Commercial	$1.3	5.8	0.35%	6.0	0.3%
Construction	—	9.1	—	0.0	—
Residential	0.3	131.6	—	0.0	—
Agricultural	—	4.5	—	0.0	—
Total real estate	1.6
Consumer:
Indirect	—	8.3	—	0.0	—
Direct and advance lines	—	62.1	—	0.0	—
Total consumer	—
Commercial	—	12.2	—	14.6	0.5
Agricultural	—	9.2	—	0.0	—
Loans held for investment (1)	$1.6
(1) Balances based on loan original contractual terms.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the loans that were modified during the twelve-months ended December 31, 2025 and 2024, there were $18.9 million and no loans classified as past due 30 days or more, respectively, with the remaining loans performing in accordance with the modified terms and classified as current at December 31, 2025 and 2024. Of the non-accrual loans that were modified during the twelve-months ended December 31, 2025 and 2024, there were $7.7 million and $7.8 million of loans classified as past due 30 days or more, respectively, with the remaining non-accrual loans performing in accordance with the modified terms and classified as current at December 31, 2025 and 2024.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.
There were $0.6 million, $20.9 million and no payment defaults on these loans subsequent to their modifications during the twelve-months ended December 31, 2025, 2024, and 2023, respectively. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,025.6	$948.6	$1,095.2	$1,344.8	$1,101.6	$1,892.9	$59.0	$49.5	$7,517.2
Special mention	96.3	28.9	43.7	35.4	64.6	88.4	0.6	—	357.9
Substandard	81.1	41.4	27.8	32.7	27.7	48.4	—	—	259.1
Doubtful	1.9	2.2	5.7	—	0.4	—	—	—	10.2
Total	$1,204.9	$1,021.1	$1,172.4	$1,412.9	$1,194.3	$2,029.7	$59.6	$49.5	$8,144.4
Construction real estate:
Pass	$240.1	$211.5	$110.4	$92.3	$25.4	$21.3	$85.9	$12.5	$799.4
Special mention	3.8	5.0	—	14.4	—	—	—	—	23.2
Substandard	10.7	0.1	0.2	0.3	1.0	0.1	0.2	—	12.6
Doubtful	—	1.3	—	—	0.7	—	—	—	2.0
Total	$254.6	$217.9	$110.6	$107.0	$27.1	$21.4	$86.1	$12.5	$837.2
Agricultural real estate:
Pass	$100.8	$68.5	$36.5	$104.0	$73.7	$121.6	$19.7	$—	$524.8
Special mention	10.2	10.1	3.4	4.5	8.7	13.8	2.1	—	52.8
Substandard	15.9	9.5	6.6	2.9	8.1	7.8	—	0.6	51.4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$126.9	$88.1	$46.5	$111.4	$90.5	$143.2	$21.8	$0.6	$629.0
Commercial:
Pass	$301.3	$287.8	$228.4	$277.2	$225.5	$260.4	$593.3	$4.6	$2,178.5
Special mention	6.4	23.7	3.3	1.4	3.2	0.4	52.8	0.2	91.4
Substandard	9.3	13.4	6.8	14.2	4.7	0.7	26.2	1.3	76.6
Doubtful	4.9	1.0	0.5	6.3	0.4	—	—	—	13.1
Total	$321.9	$325.9	$239.0	$299.1	$233.8	$261.5	$672.3	$6.1	$2,359.6
Agricultural:
Pass	$80.2	$25.0	$15.1	$25.6	$7.5	$4.7	$277.8	$5.6	$441.5
Special mention	7.9	1.4	2.7	2.0	0.4	—	26.0	—	40.4
Substandard	3.3	3.6	0.8	0.8	—	0.4	9.6	1.0	19.5
Doubtful	6.2	—	2.6	—	—	—	2.0	8.0	18.8
Total	$97.6	$30.0	$21.2	$28.4	$7.9	$5.1	$315.4	$14.6	$520.2

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
Construction:
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

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$45.6	$35.5	$71.5	$394.6	$449.2	$596.8	$494.2	$7.4	$2,094.8
Nonperforming	0.4	1.1	1.0	4.4	2.2	4.8	0.1	—	14.0
Total	$46.0	$36.6	$72.5	$399.0	$451.4	$601.6	$494.3	$7.4	$2,108.8
Consumer indirect:
Performing	$30.8	$169.6	$74.5	$102.1	$39.9	$54.9	$—	$—	$471.8
Nonperforming	0.7	1.4	1.2	1.0	0.6	0.8	—	—	5.7
Total	$31.5	$171.0	$75.7	$103.1	$40.5	$55.7	$—	$—	$477.5
Consumer direct and advance lines:
Performing	$47.7	$25.6	$13.3	$9.9	$5.3	$5.0	$23.9	$0.1	$130.8
Nonperforming	0.1	0.2	0.1	0.1	—	0.1	—	0.1	0.7
Total	$47.8	$25.8	$13.4	$10.0	$5.3	$5.1	$23.9	$0.2	$131.5

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$22.6	$73.8	$409.1	$487.3	$440.2	$252.5	$477.8	$12.5	$2,175.8
Nonperforming	1.3	1.5	4.9	2.1	1.1	4.9	—	—	15.8
Total	$23.9	$75.3	$414.0	$489.4	$441.3	$257.4	$477.8	$12.5	$2,191.6
Consumer indirect:
Performing	$266.8	$127.2	$167.5	$68.9	$44.4	$45.6	$—	$—	$720.4
Nonperforming	0.9	1.1	1.1	0.6	0.4	0.5	—	—	4.6
Total	$267.7	$128.3	$168.6	$69.5	$44.8	$46.1	$—	$—	$725.0
Consumer direct and advance lines:
Performing	$46.5	$25.4	$18.5	$10.0	$4.2	$5.2	$23.2	$0.1	$133.1
Nonperforming	0.4	0.1	0.2	0.1	—	0.1	—	—	0.9
Total	$46.9	$25.5	$18.7	$10.1	$4.2	$5.3	$23.2	$0.1	$134.0
Consumer credit card:
Performing	$—	$—	$—	$—	$—	$—	$76.6	$—	$76.6
Nonperforming	—	—	—	—	—	—	1.0	—	1.0
Total	$—	$—	$—	$—	$—	$—	$77.6	$—	$77.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$0.4	$0.1	$16.2	$5.1	$0.2	$—	$—	$22.0
Residential	0.1	0.5	0.1	0.4	0.2	0.1	—	—	1.4
Agricultural	—	—	0.2	—	—	—	—	—	0.2
Total real estate	0.1	0.9	0.4	16.6	5.3	0.3	—	—	23.6
Consumer:
Indirect	0.6	2.4	2.4	2.4	0.8	1.0	—	—	9.6
Direct and advance lines	0.4	1.2	0.6	0.2	0.1	1.9	—	—	4.4
Credit card	—	—	—	—	—	—	3.5	—	3.5
Total consumer	1.0	3.6	3.0	2.6	0.9	2.9	3.5	—	17.5
Commercial	0.7	1.0	2.5	1.3	0.3	0.4	2.5	0.2	8.9
Agricultural	2.0	2.9	—	—	—	—	0.1	—	5.0
Total current-period gross charge-offs	$3.8	$8.4	$5.9	$20.5	$6.5	$3.6	$6.1	$0.2	$55.0

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$0.2	$5.7	$—	$19.4	$—	$0.1	$—	$—	$25.4
Construction	—	—	13.1	—	0.1	—	—	—	13.2
Residential	—	0.2	0.2	0.1	0.3	0.2	—	—	1.0
Total real estate	0.2	5.9	13.3	19.5	0.4	0.3	—	—	39.6
Consumer:
Indirect	0.5	2.0	3.4	1.1	0.4	1.1	—	—	8.5
Direct and advance lines	0.2	0.6	0.9	0.2	—	1.8	0.1	0.1	3.9
Credit card	—	—	—	—	—	—	3.0	—	3.0
Total consumer	0.7	2.6	4.3	1.3	0.4	2.9	3.1	0.1	15.4
Commercial	21.6	2.2	1.1	0.3	0.1	0.1	31.1	2.9	59.4
Agricultural	—	—	—	0.3	—	—	—	—	0.3
Total current-period gross charge-offs	$22.5	$10.7	$18.7	$21.4	$0.9	$3.3	$34.2	$3.0	$114.7

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the periods ended December 31, 2025 or 2024.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(6)    PREMISES AND EQUIPMENT
Premises and equipment and related accumulated depreciation are as follows:

December 31,	2025	2024
Land	$83.2	$87.2
Buildings and improvements	468.6	473.7
Furniture and equipment	99.3	112.2
Total premises and equipment	651.1	673.1
Less accumulated depreciation	(244.5)	(245.9)
Premises and equipment, net	$406.6	$427.2
Depreciation expense was $32.5 million, $38.8 million, and $34.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Parent Company and a FIB branch office lease premises from an affiliated entity. See Note —Commitments and Contingencies.
(7)    OTHER REAL ESTATE OWNED
OREO is a category of real estate owned by the Company resulting from a default by the borrower. Information with respect to the Company’s OREO is reflected in the following table:

Year Ended December 31,	2025	2024	2023
Balance at beginning of year	$4.3	$16.5	$12.7
Additions	0.4	4.6	8.3
Valuation adjustments	(0.2)	(4.3)	(1.1)
Dispositions	(1.1)	(12.5)	(3.4)
Balance at end of year	$3.4	$4.3	$16.5
There were $0.2 million, $4.3 million and $1.1 million of valuation adjustments at December 31, 2025, 2024, and 2023 respectively, which were adjustments based on internal evaluations and other sources, including management estimates of the current fair value of properties, and adjustments directly related to receipt of updated appraisals.
The carrying value of foreclosed residential real estate properties included in OREO was not material as of December 31, 2025 and 2024. The Company had $1.9 million and $2.2 million of recorded investments in consumer mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process of foreclosure as of December 31, 2025 and December 31, 2024, respectively.

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
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income. The transaction fees were not material for the periods ended December 31, 2025, 2024, and 2023.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income. The transaction fees were not material for the periods ended December 31, 2025, 2024, and 2023.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.
As of December 31, 2025, the Company does not have any active interest rate derivatives designated as cash flow hedges. Amounts previously deferred in AOCI will be reclassified to income over time as the previously hedged, forecasted transactions remain probable of occurring. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. As of December 31, 2025, the Company does not have any active derivatives designated as fair value hedges.

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

	December 31, 2025			December 31, 2024
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives not designated as accounting hedges:
Interest rate swap contracts	$1,199.0		$26.6	$1,415.4		$44.9
Interest rate lock commitments	1.0		—	2.7		—
Forward loan sales contracts	1.0		—	2.4		—
Derivative assets	$1,201.0	Other assets	$26.6	$1,420.5	Other assets	$44.9

Derivatives designated as accounting hedges:
Interest rate collars	$—		$—	$300.0		$1.0
Interest rate swap contracts	—		—	300.0		2.8

Derivatives not designated as accounting hedges:
Interest rate swap contracts	1,204.9		77.3	1,415.4		130.0
Risk participation agreements	64.6		—	91.6		—
Derivative liabilities	$1,269.5	Accounts payable and accrued expenses	$77.3	$2,107.0	Accounts payable and accrued expenses	$133.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There was an unrealized fair value loss on cash flow hedging derivative instruments recognized in other comprehensive income of $1.9 million and $15.0 million for the periods ended December 31, 2025 and 2024, respectively. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	December 31, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$26.6	$—	$26.6	$—	$26.4	$0.2
Total derivatives	26.6	—	26.6	—	26.4	0.2
Total assets	$26.6	$—	$26.6	$—	$26.4	$0.2
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$77.3	$—	$77.3	$—	$—	$77.3
Total derivatives	77.3	—	77.3	—	—	77.3
Repurchase agreements(2)	479.6	—	479.6	—	—	479.6
Total liabilities	$556.9	$—	$556.9	$—	$—	$556.9
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2024
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$44.9	$—	$44.9	$—	$42.4	$2.5
Total derivatives	44.9	—	44.9	—	42.4	2.5
Total assets	$44.9	$—	$44.9	$—	$42.4	$2.5
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(9)    MORTGAGE SERVICING RIGHTS
Information with respect to the Company’s mortgage servicing rights follows:

Year Ended December 31,	2025	2024	2023
Balance at beginning of year	$25.7	$28.3	$31.1
Originations of mortgage servicing rights	0.5	0.7	1.1
Amortization expense	(3.1)	(3.3)	(3.9)
Balance at end of year	$23.1	$25.7	$28.3

Principal balance of serviced loans underlying mortgage servicing rights	$2,591.3	$2,853.2	$3,091.1
Mortgage servicing rights as a percentage of serviced loans	0.89%	0.90%	0.92%
At December 31, 2025, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $32.3 million and 7.7 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 10.4% to 11.6% and monthly prepayment speeds ranging from 0.4% to 2.3% depending upon the risk characteristics of the underlying loans. At December 31, 2024, the estimated fair value and weighted average remaining life of the Company’s mortgage servicing rights were $35.4 million and 7.6 years, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 11.1% to 12.4% and monthly prepayment speeds ranging from 0.2% to 2.2% depending upon the risk characteristics of the underlying loans. There were no temporary impairments or impairment reversals in 2025, 2024, and 2023. There was no valuation reserve and no permanent impairment was recorded in 2025, 2024, or 2023.
(10)    DEPOSITS
Deposits are summarized as follows:

December 31,	2025	2024
Noninterest bearing	$5,286.8	$5,797.6
Interest bearing:
Demand	6,319.7	6,495.2
Savings	7,843.5	7,832.3
Time, $250 and over	792.9	825.0
Time, other	1,845.4	2,065.5
Total interest bearing	16,801.5	17,218.0
Total deposits(1)	$22,088.3	$23,015.6
(1) Inclusive of approximately $303.5 million in deposits related to the pending sale of the 11 branches in Nebraska expected to close in the second quarter of 2026 and six branches pending closure at the end of February 2026.

Other time deposits include time deposits under $250,000 and deposits obtained through the Company’s participation in Intrafi. Intrafi deposits totaled $13.4 million and $12.5 million as of December 31, 2025 and 2024, respectively. The Company had no brokered deposits as of December 31, 2025 and December 31, 2024.
As of December 31, 2025 and 2024, the Company had time deposits of $792.9 million and $825.0 million, respectively, that met or exceeded the FDIC insurance limit of $250,000.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Maturities of time deposits at December 31, 2025 are as follows:

	Time, $250 and Over	Time, other	Total Time
Due within 3 months or less	$417.7	$780.2	$1,197.9
Due after 3 months and within 6 months	236.9	636.5	873.4
Due after 6 months and within 12 months	120.9	338.3	459.2
Due within 2027	14.9	62.0	76.9
Due within 2028	0.7	13.3	14.0
Due within 2029	0.7	6.4	7.1
Due within 2030 and thereafter	1.1	8.7	9.8
Total	$792.9	$1,845.4	$2,638.3
Interest expense on time deposits of $250,000 and over was $29.7 million, $32.7 million, and $21.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(11)    LONG-TERM DEBT AND OTHER BORROWED FUNDS
A summary of long-term debt follows:

December 31,	2025	2024
Parent Company:
Fixed to floating subordinated notes, 5.25% fixed rate effective May 2020 through May 14, 2025. Effective May 15, 2025, floating Three-Month Term Secured Overnight Financing Rate plus 518.0 basis points.	$—	$99.1
Fixed to floating subordinated notes, 7.625% fixed rate effective June 2025 through June 2030	122.3	—
Subsidiaries:
0.00% FHLB borrowings maturing in August 2029	3.9	3.9
8.00% finance lease obligation with term ending October 31, 2029	0.6	0.8
3.90% finance lease obligation with term ending July 31, 2030	0.1	—
Note payable maturing March 31, 2038, interest only payable at 1.30% monthly until March 31, 2025 and then principal and interest at 3.25% until maturity	—	2.0
1.30% note payable maturing June 1, 2034, interest only payable monthly until March 31, 2025 and then principal and interest until maturity	—	0.6
1.12% note payable maturing December 31, 2045, interest only payable annually until December 31, 2028 and then principal and interest until maturity	6.8	6.8
1.35% note payable maturing December 31, 2046 interest only payable annually until December 31, 2025 and then principal and interest until maturity	—	6.4
1.26% note payable maturing December 31, 2051 interest only payable annually until December 31, 2031 and then principal and interest until maturity	12.6	12.6
Total long-term debt	$146.3	$132.2

Maturities of long-term debt at December 31, 2025 were as follows:
2026	$0.1
2027	0.2
2028	0.2
2029	4.1
2030	—
Thereafter	141.7
Total	$146.3
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
Unamortized debt issuance costs of $2.7 million, as of December 31, 2025, are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.
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
Proceeds from the issuance of the Notes were used to redeem the 2020 Subordinated Notes and for general corporate purposes.
At December 31, 2025, the Company had $3.9 million in 5-year FHLB borrowings at 0.00%, maturing in August 2029.
The Company has financing lease obligations on a banking office and equipment. Assets acquired under the financing lease on the banking office consist of a building and leasehold improvements. The banking office and equipment financing leases are included in premises and equipment subject to depreciation.
Additionally, the Company borrowed or assumed through acquisitions $19.4 million and $28.4 million as of December 31, 2025 and 2024, respectively, related to New Market Tax Credits that the Company is required to consolidate through its controlling interest in variable interest entity investments. The long-term debt obligations consist of fixed rate note payables with various interest rates from 1.00% to 3.25% and maturities from June 1, 2034 through December 31, 2051, collateralized by the Company’s equity interest in various CDEs, which are 99.9% owned by the Company.
At December 31, 2025, the Company had no outstanding short-term FHLB borrowings as compared to $1,567.5 million of outstanding FHLB fixed rate borrowings at an average rate of 4.77% at December 31, 2024. As of December 31, 2025 and December 31, 2024, the Company had no other material outstanding borrowings classified as other borrowed funds.
At December 31, 2025, the Company has remaining available lines of credit with the FHLB of approximately $5,402.7 million, subject to collateral availability. The available line of credit and outstanding borrowings with the FHLB are collateralized by certain loans with an advance equivalent collateral value of $5,406.6 million.
The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $3,585.5 million secured by a blanket pledge of investment securities and agricultural and commercial loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(12)    SUBORDINATED DEBENTURES HELD BY SUBSIDIARY TRUSTS
The Company sponsors twelve wholly owned business trusts, Trust I through Trust XIV, excluding Trust XI and XII which were redeemed in full during October 2025 (collectively, the “Trusts”). The Trusts were formed for the exclusive purpose of issuing an aggregate of $149.8 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $4.9 million of common equity securities to the Parent Company. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by the Parent Company.
A summary of Subordinated Debenture issuances follows:

				December 31, 2025		December 31, 2024
	Issuance	Interest Rate[1]	Maturity Date	Amount	Common Shares[2]	Amount	Common Shares [2]
Trust I	November 2007	6.73%	December 15, 2037	$15.5	$0.5	$15.5	$0.5
Trust II	October 2007	6.50	January 1, 2038	10.3	0.3	10.3	0.3
Trust III	December 2007	6.38	December 15, 2037	20.6	0.6	20.6	0.6
Trust IV	December 2007	6.95	April 1, 2038	15.5	0.5	15.5	0.5
Trust V	January 2008	7.00	April 1, 2038	10.3	0.3	10.3	0.3
Trust VI	January 2008	7.00	April 1, 2038	10.3	0.3	10.3	0.3
Trust VII	June 2005	5.65	June 30, 2035	5.2	0.2	5.2	0.2
Trust VIII	March 2006	5.45	March 15, 2036	30.9	0.9	30.9	0.9
Trust IX	June 2005	5.83	June 15, 2035	2.1	0.1	2.1	0.1
Trust X	December 2003	6.82	December 17, 2033	23.1	0.7	23.1	0.7
Trust XI	December 2002	—	January 7, 2033	—	—	5.2	0.2
Trust XII	September 2003	—	October 8, 2033	—	—	7.2	0.2
Trust XIII	December 2006	5.88	March 1, 2037	5.3	0.3	5.3	0.3
Trust XIV	July 2007	5.90	October 1, 2037	2.2	0.2	2.2	0.2
Total subordinated debentures payable				$151.3	$4.9	$163.7	$5.3
Less: fair value adjustment [3]				(1.5)		(0.6)
Total subordinated debentures payable, net of fair value adjustments				$149.8		$163.1

[1] Interest rates as of December 31, 2025
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
The Company acquired the Sunstate Bancshares Trust II (“Trust IX”) with the acquisition of Great Western in February 2022. Sunstate Bancshares caused to be issued 2,000 shares, $1,000 par value, or $2.0 million of preferred securities of Trust IX on June 1, 2005, through a private placement. Trust IX also issued, in aggregate, $0.1 million of common equity securities to Sunstate Bancshares. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 1.85%. Interest payment dates are March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2005, and are payable in arrears.
The Company acquired the Great Western Statutory Trust IV (“Trust X”) with the acquisition of Great Western in February 2022. Great Western caused to be issued 22,400 shares, $1,000 par value, or $22.4 million of preferred securities of Trust X on December 17, 2003, through a private placement. Trust X also issued, in aggregate, $0.7 million of common equity securities to Great Western. The distribution rate is set quarterly at three-month SOFR plus tenor spread plus 2.85%. Interest payment dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. Proceeds from the issue were used for general corporate purposes.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company acquired the HF Financial Capital Trust III (“Trust XI”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 5,000 shares, $1,000 par value, or $5.0 million of preferred securities of Trust XI on December 19, 2002, through a private placement. Trust XI also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate was set quarterly at three-month SOFR plus tenor spread plus 3.35%. Interest payment dates were January 7, April 7, July 7, and October 7 of each year, beginning April 7, 2003, and were payable in arrears. On October 7, 2025, the Company redeemed in full the outstanding securities of Trust XI.
The Company acquired the HF Trust IV (“Trust XII”) in the acquisition of Great Western in February 2022. HF Financial Corp. caused to be issued 7,000 shares, $1,000 par value, or $7.0 million of preferred securities of Trust XII on September 25, 2003, through a private placement. Trust XII also issued, in aggregate, $0.2 million of common equity securities to HF Financial Corp. The distribution rate was set quarterly at three-month SOFR plus tenor spread plus 3.10%. Interest payment dates were January 8, April 8, July 8, and October 8 of each year, beginning January 8, 2004, and were payable in arrears. On October 8, 2025, the Company redeemed in full the outstanding securities of Trust XII.
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
As of December 31, 2025, the Trust Preferred Securities qualified as tier 2 capital of the Parent Company under the Federal Reserve Board’s capital adequacy guidelines.
(13)    CAPITAL STOCK AND DIVIDEND RESTRICTIONS
The Company’s common stock is traded on the NASDAQ stock market, or NASDAQ, under the symbol “FIBK.”
As of December 31, 2025, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which, 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 101,105,745 and 104,585,964 shares of common stock outstanding as of December 31, 2025 and 2024, respectively, and no shares of preferred stock outstanding as of December 31, 2025 and 2024.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
During 2025, the Company issued 39,058 shares of its common stock to directors for their annual service on the Company's Board. The aggregate value of the shares issued to directors of $1.1 million is amortized into stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity over a one-year service period. During 2024 and 2023, the Company issued 43,514 and 54,414 shares of its common stock with an aggregate value of $1.2 million and $1.2 million to directors for their service on the Company’s Board during 2024 and 2023, respectively. The aggregate value of the shares issued to directors is included in stock-based compensation expense in the accompanying consolidated statements of changes in stockholders’ equity.
On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program, pursuant to which the Company has been authorized to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the board of directors authorized an increase to the repurchase program of an additional $150.0 million, or a total of $300.0 million since August 2025. Any repurchased shares will be returned to authorized but unissued shares of common stock, as permitted under applicable Delaware law.
During 2025, 3,653,914 shares of common stock were repurchased under the stock repurchase program at a total cost of $117.6 million or at a weighted average price of $32.18 per share. As of December 31, 2025, following these repurchases, approximately $32.4 million remained available for future purchases under the program.
Other stock repurchases during 2025 and 2024 were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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
(14)    EARNINGS PER COMMON SHARE
Earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine reported basic and diluted earnings per share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares determined for the basic earnings per share computation plus the dilutive effects of stock-based compensation using the treasury stock method for all periods presented.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

Year Ended December 31,	2025	2024	2023
Net income	$302.1	$226.0	$257.5
Weighted average common shares outstanding for basic earnings per share computation	102,569,649	102,978,301	103,752,206
Dilutive effects of stock-based compensation	260,880	212,563	27,897
Weighted average common shares outstanding for diluted earnings per common share computation	102,830,529	103,190,864	103,780,103

Basic earnings per common share	$2.95	$2.19	$2.48
Diluted earnings per common share	2.94	2.19	2.48

Anti-dilutive unvested time restricted stock	3,899	71,728	119,144
The Company had 749,293, 809,865, and 908,476 shares of unvested restricted stock as of December 31, 2025, 2024, and 2023, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, as defined in the regulations. As of December 31, 2025, the Company exceeded all capital adequacy requirements to which it is subject.
As of December 31, 2025, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification that management believes have changed the Bank's categories.
As an approved mortgage seller, the Bank is required to maintain a minimum level of capital specified by the United States Department of Housing and Urban Development. At December 31, 2025 and 2024, the Bank met these requirements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company’s actual capital amounts and ratios and selected minimum regulatory thresholds and prompt corrective action provisions as of December 31, 2025 and 2024 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,976.5	17.06%	$1,396.1	8.00%	$1,832.3	10.50%	$1,745.1	10.00%
FIB	2,656.6	15.26	1,392.3	8.00	1,827.4	10.50	1,740.4	10.00
Tier 1 risk-based capital:
Consolidated	2,508.8	14.38	1,047.1	6.00	1,483.3	8.50	1,396.1	8.00
FIB	2,458.8	14.13	1,044.2	6.00	1,479.3	8.50	1,392.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,508.8	14.38	785.3	4.50	1,221.6	7.00	1,134.3	6.50
FIB	2,458.8	14.13	783.2	4.50	1,218.3	7.00	1,131.3	6.50
Leverage capital ratio:
Consolidated	2,508.8	9.61	1,043.7	4.00	1,043.7	4.00	1,304.7	5.00
FIB	2,458.8	9.44	1,041.6	4.00	1,041.6	4.00	1,302.0	5.00

December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,962.8	14.38%	$1,647.8	8.00%	$2,162.8	10.50%	$2,059.8	10.00%
FIB	2,691.5	13.10	1,644.1	8.00	2,157.9	10.50	2,055.2	10.00
Tier 1 risk-based capital:
Consolidated	2,504.0	12.16	1,235.9	6.00	1,750.8	8.50	1,647.8	8.00
FIB	2,490.3	12.12	1,233.1	6.00	1,746.9	8.50	1,644.1	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,504.0	12.16	926.9	4.50	1,441.8	7.00	1,338.9	6.50
FIB	2,490.3	12.12	924.8	4.50	1,438.6	7.00	1,335.8	6.50
Leverage capital ratio:
Consolidated	2,504.0	8.71	1,149.4	4.00	1,149.4	4.00	1,436.8	5.00
FIB	2,490.3	8.68	1,147.5	4.00	1,147.5	4.00	1,434.4	5.00
(1) The capital conservation buffer is an additional 2.5% of the amount necessary to meet the minimum risk-based capital requirements for total, tier 1, and common equity tier 1 risk-based capital.
(2) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to FIB. However, the Company manages its capital position as if the requirements apply to the consolidated company and has presented the ratios as if they also applied on a consolidated basis
(16)    COMMITMENTS AND CONTINGENCIES
The Company had commitments under construction contracts of $4.7 million as of December 31, 2025.
The Parent Company and the Billings office of FIB are the anchor tenants in a building owned by an entity in which FIB has a 50.0% ownership interest.
The Company leases certain premises and equipment from third parties under operating leases. Total rental expense to third parties was $7.4 million, $9.0 million, and $9.3 million, in 2025, 2024, and 2023, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The total future minimum rental commitments, exclusive of maintenance and operating costs, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2025, are as follows:

	Third Parties	Related Entity	Total
For the year ending December 31:
2026	$9.2	$1.0	$10.2
2027	7.1	0.3	7.4
2028	5.7	0.1	5.8
2029	4.7	0.1	4.8
2030	2.7	0.1	2.8
Thereafter	7.5	—	7.5
Total	$36.9	$1.6	$38.5
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of December 31, 2025 and 2024. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the years ended December 31, 2025, 2024, and 2023. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions.
A substantial portion of the Company’s clients’ ability to honor their contracts is dependent on the financial conditions in Colorado, Idaho, Iowa, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington, and Wyoming. The Company’s loan portfolio is diversified and assigned to risk classifications by industry concentrations. These industry concentrations of credit are taken into consideration by management in determining the allowance for credit losses.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	December 31, 2025	December 31, 2024
Beginning balance	$5.2	$18.4
Provision for credit loss expense	0.7	(13.2)
Ending balance	$5.9	$5.2

	December 31, 2025	December 31, 2024
Commitments to extend credit	$2,638.8	$3,076.5
Standby letters of credit	60.4	73.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(18)    INCOME TAXES
Income tax expense consists of the following:

Year ended December 31,	2025	2024	2023
Current:
Federal	$61.5	$38.1	$46.1
State	17.0	9.7	12.8
Total current	78.5	47.8	58.9
Deferred:
Federal	9.0	17.8	16.0
State	2.1	2.9	4.4
Total deferred	11.1	20.7	20.4
Total income tax expense	$89.6	$68.5	$79.3
Total income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% for the periods presented to income before income taxes due to the following:

Year Ended December 31, 2025	Amount(1)	Percent
Tax expense at the statutory tax rate	$82.3	21.0%
State income tax, net of federal income tax benefit(2)	15.1	3.9
Federal tax credits(3)	(2.2)	(0.3)
Nontaxable or nondeductible items:
Tax-exempt interest income, net	(4.2)	(1.1)
Bank owned life insurance income	(3.3)	(0.8)
Other, net(4)	3.3	0.8
Other adjustments	(1.4)	(0.5)
Tax expense at effective tax rate	$89.6	23.0%
(1) Reflects prospective adoption of ASU 2023-09
(2) State taxes in Montana, Oregon, and South Dakota made up the majority (greater than 50%) of the tax effect in this category.
(3) Company has adopted proportional amortization for new markets, historic, and low income housing tax credits. Therefore, the tax credits category includes the tax credit, net of the proportional amortization.
(4) Includes nondeductible expenses, shortfalls, and windfalls

Year ended December 31,	2024	2023
Tax expense at the statutory tax rate	$61.9	$70.7
Increase (decrease) in tax resulting from:
Tax-exempt income	(7.4)	(8.1)
State income tax, net of federal income tax benefit	10.0	13.6
Deficiency (benefit) of stock-based compensation plans	0.6	0.3
Federal tax credits	(0.3)	(0.2)
FDIC premiums	2.5	2.0
Other, net	1.2	1.0
Tax expense at effective tax rate	$68.5	$79.3

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,	2025	2024
Deferred tax assets:
Loans, principally due to allowance for credit losses	$47.7	$50.7
Loan discount	7.0	11.5
Investment securities, unrealized losses	59.3	106.1
Derivatives, unrealized losses	—	0.8
Deferred compensation	20.3	22.5
Non-performing loan interest	3.2	2.5
Net operating loss carryforwards (1)	0.6	1.0
Lease liabilities	8.1	8.9
Other reserves	6.0	7.2
Contract incentives	5.3	6.4
Discount on acquired investment securities	3.6	6.8
Other	3.4	4.3
Deferred tax assets	164.5	228.7
Deferred tax liabilities:
Fixed assets, principally differences in bases and depreciation	(17.3)	(20.6)
Deferred loan costs	(2.8)	(3.2)
Derivatives, unrealized gains	(0.1)	—
Investment in joint venture partnership, principally due to differences in depreciation of partnership assets	(1.6)	(0.8)
Right of use assets	(7.5)	(8.2)
Prepaid amounts	(0.6)	(0.8)
Government agency stock dividends	(1.2)	(1.2)
Goodwill and other intangibles	(67.6)	(68.6)
Mortgage servicing rights	(5.8)	(6.4)
Other	(0.4)	(0.5)
Deferred tax liabilities	(104.9)	(110.3)
Net deferred tax assets	$59.6	$118.4
(1) As of December 31, 2025, the Company had remaining federal net operating loss carryforwards of $1.7 million from acquired companies, which is available to offset federal taxable income, and state net operating loss carryforwards in Idaho. The federal net operating losses will expire in 2030 and the state net operating losses of $10.4 million began expiring in 2023 and ending in 2036. The use of these carryforwards is subject to annual limitations. The Company believes it is more likely than not that these items will be utilized within the carryforward period.
A valuation allowance was not required for the deferred tax assets as of December 31, 2025 and 2024 because it is more likely than not these assets will be realized through future reversals of existing taxable temporary differences, and future taxable income. Uncertain tax positions were not significant at December 31, 2025 or 2024.
The Company had current net income tax payable of $9.3 million and income tax receivable of $22.2 million at December 31, 2025 and 2024, respectively.
The Company is subject to income tax in the U.S. federal jurisdiction and also in various states. The Company is no longer subject to examination by taxing authorities for years before 2022.

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
The carrying value of the Company’s tax credit investments was $83.8 million and $103.8 million as of December 31, 2025 and 2024, respectively, reported within other assets on the consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023 the Company recorded $10.7 million, $11.6 million, and $9.3 million, respectively, of amortization related to these investments under the proportional amortization method within the provision for income taxes, and $0.3 million, $0.4 million, and $2.8 million of amortization within other non-interest expense on the consolidated statements of income.
For the years ended December 31, 2025, 2024, and 2023 the Company recorded $14.2 million, $13.3 million, and $9.8 million, respectively, in tax credits and other tax benefits within the provision for income taxes on its consolidated statements of income.
The Company's unfunded capital commitments to these investments were $5.2 million and $25.2 million as of December 31, 2025 and 2024, respectively, reported within accounts payable and accrued expenses on the consolidated balance sheets.

Cash Taxes Paid in the Current Period
Year ended December 31,	2025
Federal	$29.5
State
Montana	4.0
Other	3.1
Total	$36.6
(19)    STOCK-BASED COMPENSATION
The Company has equity awards granted under two stock-based compensation plans; the 2023 Equity and Incentive Plan (the “2023 Plan”) and the 2015 Equity Incentive Plan, as amended and restated (the “2015 Plan”). These plans were primarily established to enhance the Company’s ability to attract, retain, and motivate employees. The Company’s Board or, upon delegation, the Compensation and Human Capital Committee of the Board (“Compensation Human Capital Committee”) has exclusive authority to select employees, advisors and others, including directors, to receive awards and to establish the terms and conditions of each award made pursuant to the Company’s stock-based compensation plan.
The 2023 Plan, approved by the Company’s shareholders in May 2023, was established to provide the Company with flexibility to select from various equity-based performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance-based compensation. At December 31, 2025, there were 2,073,307 common shares available for future grant under the 2023 Plan.
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
Stock-based compensation expense related to restricted stock of $13.3 million, $11.8 million and $4.7 million was included in employee benefits on the Company’s consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents information regarding the Company’s restricted stock:

	Number of Shares	Weighted-Average Measurement Date Fair Value
Balance at December 31, 2022	741,098	$38.94
Granted	683,574	19.84
Vested	(180,587)	36.73
Forfeited	(127,779)	29.75
Balance at December 31, 2023	1,116,306	27.74
Granted	807,913	25.49
Vested	(201,755)	30.03
Forfeited	(114,007)	27.04
Balance at December 31, 2024	1,608,457	23.98
Granted	526,590	29.03
Vested	(397,122)	27.29
Forfeited	(242,519)	23.39
Balance at December 31, 2025	1,495,406	$23.79

During 2025, the Company issued 526,590 restricted common shares. The 2025 restricted share awards included 235,068 performance restricted shares, of which 117,534 vest in varying percentages upon achievement of defined return on average tangible common equity performance goals, and 117,534 vest in varying percentages upon achievement of defined total return to shareholder goals. The defined return to shareholder goals related to the 2022 performance restricted stock grants were not met resulting in the cancellation of 187,974 performance shares. Vesting of the 2025 performance restricted shares is also contingent on employment as of March 15, 2028. Additionally, 479,496 time-restricted shares were issued during 2025, of which 39,058 vest one year from the grant date and the remaining 440,438 vest one-third on each annual anniversary of the grant date, contingent on continued employment through the vesting dates.
As of December 31, 2025, there was $25.4 million of unrecognized compensation cost related to non-vested, restricted stock awards expected to be recognized over a period of 1.15 years.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(20)    EMPLOYEE BENEFIT PLAN
Savings Plan. In addition, the Company has a contributory employee savings plan. All employees are eligible to participate in the plan. Employee participation in the plan is at the option of the employee. The Company contributed 100% of the first 6% of the participating employee’s eligible compensation in 2025, 2024, and 2023, respectively. Contribution expense for this plan of $12.5 million, $13.0 million, and $12.7 million in 2025, 2024, and 2023, respectively, is included in employee benefits expense in the Company’s consolidated statements of income.
(21)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive income and the related tax effects for the periods indicated are as follows:

Year Ended December 31, 2025	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized losses during period	$187.8	$(46.8)	$141.0
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	0.2	—	0.2
Change in net unrealized losses on derivatives	1.9	(0.4)	1.5
Reclassification adjustment for derivative net losses included in net income	1.6	(0.5)	1.1
Total other comprehensive income	$191.5	$(47.7)	$143.8

Year Ended December 31, 2024	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized losses during period	$48.6	$(12.0)	$36.6
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(0.5)	—	(0.5)
Change in net unrealized losses on derivatives	(15.0)	4.0	(11.0)
Reclassification adjustment for derivative net losses included in net income	12.8	(3.3)	9.5
Total other comprehensive income	$45.9	$(11.3)	$34.6

Year Ended December 31, 2023	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Investment securities available-for sale:
Change in net unrealized losses during period	$144.8	$(36.1)	$108.7
Reclassification adjustment for net losses included in net income	23.5	(5.8)	17.7
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	(7.2)	1.8	(5.4)
Net change in unamortized losses on available-for-sale securities transferred into held-to-maturity	(1.3)	0.3	(1.0)
Change in net unrealized losses on derivatives	(6.5)	1.5	(5.0)
Reclassification adjustment for derivative net losses included in net income	7.4	(1.8)	5.6
Total other comprehensive income	$160.7	$(40.1)	$120.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The components of accumulated other comprehensive loss, net of income taxes, are as follows:

December 31,	2025	2024	2023
Net unrealized loss on investment securities available-for-sale	$(172.6)	$(313.6)	$(350.1)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.7)	(5.9)	(5.6)
Net unrealized gain (loss) on derivatives	0.2	(2.4)	(0.8)
Net accumulated other comprehensive loss	$(178.1)	$(321.9)	$(356.5)
(22)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
Following is condensed financial information of First Interstate BancSystem, Inc.

December 31,	2025	2024
Condensed balance sheets:
Cash and cash equivalents	$308.3	$273.4
Investment in bank subsidiary	3,312.1	3,160.5
Advances to subsidiaries, net	105.9	46.8
Other assets	131.4	137.9
Total assets	$3,857.7	$3,618.6

Other liabilities	$138.6	$52.4
Long-term debt	122.3	99.1
Subordinated debentures held by subsidiary trusts	149.8	163.1
Total liabilities	410.7	314.6
Stockholders’ equity	3,447.0	3,304.0
Total liabilities and stockholders’ equity	$3,857.7	$3,618.6

Years Ended December 31,	2025	2024	2023
Condensed statements of income:
Dividends from subsidiaries	$369.4	$205.0	$360.0
Other interest income	0.4	0.4	0.5
Other income, primarily management fees from subsidiaries	42.1	54.3	51.6
Total income	411.9	259.7	412.1
Salaries and benefits	31.8	43.6	34.5
Interest expense	21.3	18.6	18.4
Other operating expenses, net	29.1	27.8	22.5
Total expenses	82.2	90.0	75.4
Earnings before income tax benefit	329.7	169.7	336.7
Income tax benefit	(9.1)	(7.2)	(4.2)
Income before undistributed earnings of subsidiaries	338.8	176.9	340.9
Undistributed (loss) earnings of subsidiaries	(36.7)	49.1	(83.4)
Net income	$302.1	$226.0	$257.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

Years Ended December 31,	2025	2024	2023
Condensed statements of cash flows:
Cash flows from operating activities:
Net income	$302.1	$226.0	$257.5
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	36.7	(49.1)	83.4
Stock-based compensation expense	13.3	11.9	4.6
Other, net	(5.8)	1.4	2.7
Net cash provided by operating activities	346.3	190.2	348.2
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Net (decrease) increase in advances from subsidiaries	(5.0)	4.6	1.8
Proceeds from issuance of long-term debt	122.4	—	—
Repayment of long-term debt	(112.6)	—	—
Purchase and retirement of common stock	(121.9)	(1.2)	(34.0)
Dividends paid to common stockholders	(194.3)	(195.9)	(195.1)
Net cash used in financing activities	(311.4)	(192.5)	(227.3)
Net change in cash and cash equivalents	34.9	(2.3)	120.9
Cash and cash equivalents, beginning of year	273.4	275.7	154.8
Cash and cash equivalents, end of year	$308.3	$273.4	$275.7
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
The three levels of inputs to measure fair value are as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•    Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are primarily classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the periods ended December 31, 2025 and 2024.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the years ended December 31, 2025 and 2024.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$237.7	$—	$237.7	$—
State, county, and municipal securities	220.1	—	220.1	—
Obligations of U.S. government agencies	200.9	—	200.9	—
U.S. agency commercial mortgage-backed securities	856.7	—	856.7	—
U.S. agency residential mortgage-backed securities	1,770.1	—	1,770.1	—
U.S. agency collateralized mortgage obligations	922.7	—	922.7	—
Private mortgage-backed securities	174.4	—	174.4	—
Collateralized loan obligations	755.5	—	755.5	—
Corporate securities	150.0	—	150.0	—
Loans held for sale	1.1	—	1.1	—
Derivative assets:
Interest rate swap contracts	26.6	—	26.6	—
Derivative liabilities:
Interest rate swap contracts	77.3	—	77.3	—
Deferred compensation plan assets	23.2	23.2	—	—

		Fair Value Measurements at Reporting Date Using
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$226.9	$—	$226.9	$—
State, county, and municipal securities	212.0	—	212.0	—
Obligations of U.S. government agencies	213.3	—	213.3	—
U.S. agency commercial mortgage-backed securities	982.8	—	982.8	—
U.S. agency residential mortgage-backed securities	1,175.8	—	1,175.8	—
U.S. agency collateralized mortgage obligations	1,050.9	—	1,050.9	—
Private mortgage-backed securities	190.5	—	190.5	—
Collateralized loan obligations	772.0	—	772.0	—
Corporate securities	232.9	—	232.9	—
Loans held for sale	0.9	—	0.9	—
Derivative assets:
Interest rate swap contracts	44.9	—	44.9	—
Derivative liabilities:
Interest rate collars	1.0	—	1.0	—
Interest rate swap contracts	132.8	—	132.8	—
Deferred compensation plan assets	22.7	22.7	—	—

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

As of December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$21.5	$—	$—	$21.5
Long-lived assets to be disposed of by sale	1.3	—	—	1.3

As of December 31, 2024
Collateral-dependent loans	$97.6	$—	$—	$97.6

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of December 31, 2025 and 2024, the Company had collateral-dependent loans with a carrying and fair value of $102.1 million and $97.6 million, respectively.
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of December 31, 2025, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $6.1 million. As of December 31, 2024, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $0.8 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$21.5	Appraisal	Appraisal adjustment	2%	-	99%	(33%)
Long-lived assets to be disposed of by sale	1.3	Appraisal	Appraisal adjustment	—	-	—	—

As of December 31, 2024
Collateral-dependent loans	$97.6	Appraisal	Appraisal adjustment	—%	-	87%	(40%)

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
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

	`		Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,309.7	$1,309.7	$1,309.7	$—	$—
Investment debt securities held-to-maturity	2,342.1	2,136.6	—	2,136.6	—
Accrued interest receivable	102.6	102.6	—	102.6	—
Mortgage servicing rights, net	23.1	32.3	—	—	32.3
Net loans held for investment	15,010.2	14,769.1	—	—	14,769.1
Total financial assets	$18,787.7	$18,350.3	$1,309.7	$2,239.2	$14,801.4

Financial liabilities:
Total deposits, excluding time deposits	$19,450.0	$19,450.0	$19,450.0	$—	$—
Time deposits	2,638.3	2,629.2	—	2,629.2	—
Securities sold under repurchase agreements	479.6	479.6	—	479.6	—
Other borrowed funds	—	—	—	—	—
Accrued interest payable	36.9	36.9	—	36.9	—
Long-term debt	146.3	153.4	—	153.4	—
Subordinated debentures held by subsidiary trusts	149.8	140.0	—	140.0	—
Total financial liabilities	$22,900.9	$22,889.1	$19,450.0	$3,439.1	$—

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
(24)    RELATED PARTY TRANSACTIONS
Certain executive officers, directors, and greater than 5% shareholders of the Company and certain entities and individuals related to such persons had transactions with the Company in the ordinary course of business. These parties were deposit clients of the Bank and incurred indebtedness in the form of loans, as clients, of $2.1 million and $5.1 million at December 31, 2025 and 2024, respectively. During 2025, new loans and advances on existing loans of $4.2 million were funded, loan repayments totaled $5.0 million, and $2.2 million of loans were removed or added due to changes in related parties.
(25)    RECENT AUTHORITATIVE ACCOUNTING GUIDANCE
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures that require public business entities to annually disclose (1) specific categories in their rate reconciliation; (2) additional information for reconciling items that meet a quantitative threshold; (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the income taxes paid that meet a quantitative threshold; (5) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments in this ASU became effective for the Company on January 1, 2025, with a prospective adoption, and did not have a significant impact on the Company’s financial position, results of operations, or liquidity.
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
ASU 2025-12, “Codification Improvements” In December 2025, the FASB issued ASU 2025-12, Codification Improvements to facilitate Codification updates for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the Company’s financial position, results of operations, or liquidity.
(26)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were filed with the Securities and Exchange Commission. On January 27, 2026, the Company declared a quarterly dividend to common shareholders of $0.47 per share, which was paid on February 20, 2026 to shareholders of record as of February 10, 2026.
On January 27, 2026, the board of directors authorized an increase of $150.0 million to the $150.0 million repurchase program authorized in August 2025, bringing the total repurchase authorization since August 2025 to $300.0 million. From January 1, 2026 to February 20, 2026, the Company purchased approximately 600 thousand shares of common stock at a total cost of approximately $23.0 million. Shares purchased since inception from August 2025 through February 20, 2026 totaled approximately 4.3 million shares of common stock at a total cost of approximately $140.6 million.
No other events requiring recognition or disclosure were identified.

(a)(2) Financial statement schedules.
All other schedules to the consolidated financial statements of the Registrant are omitted since the required information is either not applicable, deemed immaterial, or is shown in the financial statements filed herewith or in notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 23, 2025)

4.1	Description of the Company’s securities registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

4.2	Indenture, dated May 15, 2020, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 18, 2020)

4.3	Second Supplemental Indenture dated June 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on June 10, 2025)

4.4	Form of 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035 (incorporated herein by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on June 10, 2025)

4.5	Stockholders’ Agreement, dated September 15, 2021, between the Company and the individuals and entities listed therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on September 20, 2021)

10.1	Lease Agreement, dated September 20, 1985, as amended and with addenda, between Billings 401 LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2018)

10.2†	Deferred Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2025)

10.3†	2015 Equity and Incentive Plan of the Company, amended and restated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 27, 2019)

10.4†	Form of 2015 Equity and Incentive Plan Time Vested Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on March 21, 2022)

10.5†	2023 Equity and Incentive Plan (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A, File No. 001-34653, filed on April 11, 2023)

10.6†	Amendment to the Company’s 2023 Equity and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, File No. 333-279687, filed on May 23, 2024)

10.7†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2023) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.8†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 25, 2023)

10.9†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2024 and 2025) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.10†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2024 Core Return on Average Equity) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.11†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2025 Core Return on Average Tangible Common Equity) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 28, 2025)

10.12†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2024 and 2025 Total Shareholder Return) (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.13†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2025 Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34653, filed on August 6, 2025)

10.14†	Form of 2023 Equity and Incentive Plan Restricted Stock Unit Grant Agreement (2026)

10.15†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2026 Total Shareholder Return)

10.16†	Form of 2023 Equity and Incentive Plan Performance Restricted Stock Unit Grant Agreement (2026 Core Return on Average Tangible Common Equity)

10.17†	Company Director Compensation Summary

10.18†	Employment Agreement, dated October 8, 2024, between James Reuter, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on October 9, 2024)

10.19†	Employment Agreement by and between David P. Della Camera, the Company and First Interstate Bank, effective June 1, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on June 2, 2025)

10.20†	Employment Agreement, dated December 14, 2021, between Kirk D. Jensen, the Company and the Bank (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.21†	Employment Agreement, dated January 23, 2024, between Kris Robbins, the Company and the Bank (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

10.22†	Employment Agreement, dated November 14, 2025, between Chris Shepler, the Company and the Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on November 18, 2025)

10.23†	Employment Agreement, dated November 30, 2023, between Lori Meyer, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on December 1, 2023)

10.24†	Employment Agreement, dated April 22, 2025, between Nathan R. Jones, the Company and the Bank

10.25†	Employment Agreement, dated December 14, 2021, between Marcy D. Mutch, the Company and the Bank (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 25, 2022)

10.26†	Transition and Separation Agreement and General Release by and between Marcy D. Mutch, the Company and the Bank, effective February 24, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on February 25, 2025)

10.27†	Employment Agreement, dated August 24, 2023, between Lorrie Asker, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on August 28, 2023)

10.28†	Transition and Separation Agreement and General Release by and between Lorrie Asker, the Company and the Bank, effective November 14, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on November 18, 2025)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

19.1	Insider Trading Policy of the Company
21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young Independent Registered Public Accounting Firm

23.2	Consent of RSM US LLP Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	18 U.S.C. Section 1350 Certifications

97	Clawback Policy of the Company (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, File No. 001-34653, filed on February 29, 2024)

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

† Denotes Management contract or compensatory plan or arrangement
** Furnished herewith
(b)The exhibits filed or incorporated herein by reference are as set forth in Item 15(a)(3) above.
(c)Financial Statements Schedules
See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Interstate BancSystem, Inc.

By:	/s/ James A. Reuter	February 26, 2026
	JAMES A. REUTER	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN B. BOWMAN	February 26, 2026
Stephen B. Bowman, Chair of the Board	Date

/s/ RENU AGRAWAL	February 26, 2026
Renu Agrawal, Director	Date

/s/ ALICE S. CHO	February 26, 2026
Alice S. Cho, Director	Date

/s/ JOHN M. HEYNEMAN, JR.	February 26, 2026
John M. Heyneman, Jr., Director	Date

/s/ DAVID L. JAHNKE	February 26, 2026
David L. Jahnke, Director	Date

/s/ DENNIS L. JOHNSON	February 26, 2026
Dennis L. Johnson, Director	Date

/s/ STEPHEN M. LACY	February 26, 2026
Stephen M. Lacy, Director	Date

/s/ PATRICIA L. MOSS	February 26, 2026
Patricia L. Moss, Director	Date

/s/ JOYCE A. PHILLIPS	February 26, 2026
Joyce A. Phillips, Director	Date

/s/ DANIEL A. RYKHUS	February 26, 2026
Daniel A. Rykhus, Director	Date

/s/ JAMES R. SCOTT, JR.	February 26, 2026
James R. Scott, Jr., Director	Date

/s/ JEREMY P. SCOTT	February 26, 2026
Jeremy P. Scott, Director	Date

/s/ MICHAEL L. SCUDDER	February 26, 2026
Michael L. Scudder, Director	Date

/s/ JAMES A. REUTER	February 26, 2026
James A. Reuter President, Chief Executive Officer and Director (Principal executive officer)	Date

/S/ DAVID P. DELLA CAMERA	February 26, 2026
David P. Della Camera Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	Date