Form 10-Q
period 2026-03-31
FIRST INTERSTATE BANCSYSTEM INC
filed 2026-05-07
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2026 – Common stock	97,142,879

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$321.7	$358.2
Interest bearing deposits in banks	886.9	951.4
Federal funds sold	0.1	0.1
Total cash and cash equivalents	1,208.7	1,309.7
Investment securities:
Available-for-sale, at fair value	5,716.6	5,288.1
Held-to-maturity (estimated fair values of $2,082.7 at March 31, 2026 and $2,136.6 at December 31, 2025)	2,293.4	2,342.1
Total investment securities	8,010.0	7,630.2
FHLB and FRB stock, at cost	106.3	106.3
Loans held for sale ($4.7 and $1.1 of which is recorded at fair value at March 31, 2026 and December 31, 2025, respectively)	70.8	73.6
Loans held for investment, net of deferred fees and costs	14,728.4	15,201.6
Allowance for credit losses	(195.8)	(191.4)
Net loans held for investment	14,532.6	15,010.2
Goodwill	1,100.9	1,100.9
Company-owned life insurance	524.6	523.0
Premises and equipment, net of accumulated depreciation	403.1	406.6
Other intangibles, net of accumulated amortization	50.0	53.3
Accrued interest receivable	101.3	102.6
Mortgage servicing rights, net of accumulated amortization	22.5	23.1
Other real estate owned	6.6	3.4
Deferred tax asset, net	57.9	59.6
Other assets	231.5	238.1
Total assets	$26,426.8	$26,640.6
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$5,229.0	$5,286.8
Interest bearing	16,654.0	16,801.5
Total deposits	21,883.0	22,088.3
Securities sold under repurchase agreements	476.1	479.6
Accounts payable and accrued expenses	373.7	286.8
Accrued interest payable	33.1	36.9
Long-term debt	146.7	146.3
Allowance for credit losses on off-balance sheet credit exposures	5.8	5.9
Subordinated debentures held by subsidiary trusts	149.9	149.8
Total liabilities	23,068.3	23,193.6
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at March 31, 2026 and December 31, 2025; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025; 97,446,230 and 101,105,745 shares issued and outstanding, respectively	2,265.5	2,350.9
Retained earnings	1,288.7	1,274.2
Accumulated other comprehensive loss, net	(195.7)	(178.1)
Total stockholders’ equity	3,358.5	3,447.0
Total liabilities and stockholders’ equity	$26,426.8	$26,640.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$206.4	$242.1
Interest and dividends on investment securities:
Taxable	55.2	51.3
Exempt from federal taxes	0.7	0.7
Interest and dividends on FHLB and FRB stock	1.2	2.9
Interest on deposits in banks	7.8	6.3
Total interest income	271.3	303.3
Interest expense:
Interest on deposits	64.6	75.1
Interest on securities sold under repurchase agreements	1.0	1.2
Interest on other borrowed funds	—	17.5
Interest on long-term debt	2.6	1.7
Interest on subordinated debentures held by subsidiary trusts	2.4	2.8
Total interest expense	70.6	98.3
Net interest income	200.7	205.0
Provision for credit losses	6.7	20.0
Net interest income after provision for credit losses	194.0	185.0
Noninterest income:
Payment services revenues	15.6	17.1
Mortgage banking revenues	1.3	1.4
Wealth management revenues	10.5	9.8
Service charges on deposit accounts	6.5	6.6
Other service charges, commissions, and fees	2.1	2.3
Other income	5.1	4.8
Total noninterest income	41.1	42.0
Noninterest expense:
Salaries and wages	68.5	68.6
Employee benefits	21.2	20.0
Outsourced technology services	15.9	14.2
Occupancy, net	13.4	13.7
Furniture and equipment	5.2	5.0
OREO expense, net	(1.1)	0.5
Professional fees	4.9	5.5
FDIC insurance premiums	2.8	4.3
Other intangibles amortization	3.3	3.4
Other expenses	23.5	25.4
Total noninterest expense	157.6	160.6
Income before income tax	77.5	66.4
Provision for income tax	17.3	16.2
Net income	$60.2	$50.2

Earnings per common share (Basic)	$0.61	$0.49
Earnings per common share (Diluted)	0.61	0.49
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$60.2	$50.2
Other comprehensive income, before tax:
Investment securities available for sale:
(Increase) decrease in unrealized losses during the period	(23.5)	70.7
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	0.1	—
Cash flow hedges:
Change in unrealized gains on derivatives	—	1.0
Reclassification adjustment for derivatives net losses included in net income	—	1.0
Other comprehensive (loss) income, before tax	(23.4)	72.7
Deferred tax benefit (expense) related to other comprehensive income	5.8	(18.3)
Other comprehensive (loss) income, net of tax	(17.6)	54.4
Comprehensive income, net of tax	$42.6	$104.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	$2,350.9	$1,274.2	$(178.1)	$3,447.0
Net income	—	60.2	—	60.2
Other comprehensive loss, net of tax benefit	—	—	(17.6)	(17.6)
Common stock transactions:
2,477,093 common shares purchased and retired	(87.7)	—	—	(87.7)
334,211 non-vested common shares issued	—	—	—	—
142,773 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	2.3	—	—	2.3
Common stock cash dividends declared ($0.47 per share)	—	(45.7)	—	(45.7)
Balance at March 31, 2026	$2,265.5	$1,288.7	$(195.7)	$3,358.5

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
Net income	—	50.2	—	50.2
Other comprehensive income, net of tax expense	—	—	54.4	54.4
Common stock transactions:
106,630 common shares purchased and retired	(3.2)	—	—	(3.2)
480,289 non-vested common shares issued	—	—	—	—
49,862 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.9	—	—	3.9
Common stock cash dividends declared ($0.47 per share)	—	(48.0)	—	(48.0)
Balance at March 31, 2025	$2,460.2	$1,168.6	$(267.5)	$3,361.3
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Three Months Ended March 31,
(Unaudited)	2026	2025
Cash flows from operating activities:
Net income	$60.2	$50.2
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	6.7	20.0
Net loss on disposal of premises and equipment	0.2	1.9
Depreciation and amortization	12.5	10.5
Net (discount) premium amortization on investment securities	(1.2)	(0.1)
Realized and unrealized net gains on mortgage banking activities	(0.3)	(0.3)
Net (gains) losses and write-downs of OREO and other assets pending disposal	(1.3)	0.5
Deferred taxes	7.5	7.7
Net increase in cash surrender value of company-owned life insurance	(4.2)	(1.3)
Stock-based compensation expense	2.3	3.9
Originations of mortgage loans held for sale	(10.5)	(10.9)
Proceeds from sales of mortgage loans held for sale	7.0	11.6
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	1.3	8.9
Decrease in other assets	8.7	55.0
Decrease in accrued interest payable	(3.8)	(6.2)
Decrease in accounts payable and accrued expenses	(30.1)	(72.9)
Net cash provided by operating activities	55.0	78.5
Cash flows from investing activities:
Purchases of investment securities	(514.2)	(12.7)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	49.7	49.0
Available-for-sale	179.5	315.1
Net sales of FHLB and FRB stock	—	27.4
Proceeds from company-owned life insurance settlements	1.0	0.1
Net change in loans held for investment	475.5	458.5
Proceeds from sale of OREO	—	0.5
Capital expenditures, net of sales	(5.2)	(4.2)
Net cash provided by investing activities	186.3	833.7
Cash flows from financing activities:
Net decrease in deposits	(205.3)	(282.8)
Net (decrease) increase in securities sold under repurchase agreements	(3.5)	4.1
Net decrease in other borrowed funds	—	(607.5)
Repayments of long-term debt	(0.1)	—
Purchase and retirement of common stock	(87.7)	(3.2)
Dividends paid to common stockholders	(45.7)	(48.0)
Net cash used in financing activities	(342.3)	(937.4)
Net decrease in cash and cash equivalents	(101.0)	(25.2)
Cash and cash equivalents at beginning of period	1,309.7	896.6
Cash and cash equivalents at end of period	$1,208.7	$871.4

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Three Months Ended March 31,
(Unaudited)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$74.4	$104.5
Supplemental disclosures of noncash investing and financing activities:
Amortization of unrealized gains and (losses) on transfers of securities	$(0.1)	$—
Right-of-use assets, net obtained in exchange for operating lease liabilities	—	7.2
Right-of-use assets obtained in exchange for financing lease liabilities	0.4	—
Transfer of held-for-sale to held for investment loans, net	6.5	—
Transfer of loans to other real estate owned	1.8	0.1
Transfer of premises and equipment to held-for-sale	1.5	—
Capitalization of internally originated mortgage servicing rights	0.2	0.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB” or “Bank”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at March 31, 2026 and December 31, 2025, the results of operations, changes in stockholders’ equity, and cash flows for each of the three months ended March 31, 2026 and 2025, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2025 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements.
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
The Company’s principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including legal expenses, advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. See the consolidated financial statements for other financial information regarding the Company’s operating segment.
The accounting policies of the segment are the same as those described in "Note 1 - Summary of Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a description of significant accounting policies. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$246.9	$—	$(9.4)	$237.5
State, county, and municipal securities	246.7	—	(29.6)	217.1
Obligations of U.S. government agencies	180.3	—	(4.4)	175.9
U.S. agency commercial mortgage-backed securities	875.7	0.9	(36.7)	839.9
U.S. agency residential mortgage-backed securities	2,301.0	1.9	(79.8)	2,223.1
U.S. agency collateralized mortgage obligations	949.0	0.8	(68.9)	880.9
Private mortgage-backed securities	188.1	—	(19.6)	168.5
Collateralized loan obligation	833.8	0.1	(0.5)	833.4
Corporate securities	148.5	—	(8.2)	140.3
Total	$5,970.0	$3.7	$(257.1)	$5,716.6

March 31, 2026	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$173.1	$0.1	$(19.6)	$153.6
Obligations of U.S. government agencies	458.6	—	(38.5)	420.1
U.S. agency commercial mortgage-backed securities	353.3	—	(19.3)	334.0
U.S. agency residential mortgage-backed securities	908.5	—	(85.5)	823.0
U.S. agency collateralized mortgage obligations	370.5	0.4	(48.1)	322.8
Corporate securities	29.9	—	(0.7)	29.2
Total	$2,293.9	$0.5	$(211.7)	$2,082.7
(1) Amortized cost presented above is net of an allowance for credit losses of $0.5 million and includes $5.5 million of unamortized gains and $13.1 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of March 31, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or More		Total
March 31, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$237.5	$(9.4)	$237.5	$(9.4)
State, county, and municipal securities	8.7	—	207.4	(29.6)	216.1	(29.6)
Obligations of U.S. government agencies	1.7	—	171.2	(4.4)	172.9	(4.4)
U.S. agency commercial mortgage-backed securities	1.3	—	805.9	(36.7)	807.2	(36.7)
U.S. agency residential mortgage-backed securities	971.7	(9.9)	894.4	(69.9)	1,866.1	(79.8)
U.S. agency collateralized mortgage obligations	6.2	—	830.4	(68.9)	836.6	(68.9)
Private mortgage-backed securities	—	—	168.4	(19.6)	168.4	(19.6)
Collateralized loan obligation	459.8	(0.5)	—	—	459.8	(0.5)
Corporate securities	12.5	—	127.8	(8.2)	140.3	(8.2)
Total	$1,461.9	$(10.4)	$3,443.0	$(246.7)	$4,904.9	$(257.1)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$237.7	$(8.8)	$237.7	$(8.8)
State, county, and municipal securities	—	—	210.4	(27.2)	210.4	(27.2)
Obligations of U.S. government agencies	2.4	—	195.8	(4.2)	198.2	(4.2)
U.S. agency commercial mortgage-backed securities	1.3	—	821.6	(36.1)	822.9	(36.1)
U.S. agency residential mortgage-backed securities	254.4	(1.1)	956.5	(67.6)	1,210.9	(68.7)
U.S. agency collateralized mortgage obligations	—	—	869.9	(64.8)	869.9	(64.8)
Private mortgage-backed securities	—	—	174.3	(19.5)	174.3	(19.5)
Corporate securities	—	—	150.0	(8.7)	150.0	(8.7)
Total	$258.1	$(1.1)	$3,616.2	$(236.9)	$3,874.3	$(238.0)

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
As of March 31, 2026 and December 31, 2025, the Company had 701 and 633 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of March 31, 2026, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.
The Company had no allowance for credit losses on available-for-sale investment securities as of March 31, 2026 and December 31, 2025.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of March 31, 2026 and December 31, 2025, the held-to-maturity portfolio is primarily composed of investment grade or better securities. The Company had a $0.5 million and a $0.5 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company had $29.4 million and $27.8 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the three months ended March 31, 2026 and 2025, there were no gross realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost of debt securities by contractual maturity except for maturities of mortgage-backed securities, which have been adjusted to reflect shorter maturities based upon estimated prepayments of principal.

	Available-for-Sale		Held-to-Maturity
March 31, 2026	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$215.7	$214.0	$46.0	$45.9
After one year but within five years	1,164.4	1,112.7	640.0	605.0
After five years but within ten years	907.2	835.1	400.5	364.1
After ten years	3,682.7	3,554.8	1,207.4	1,067.7
Total	$5,970.0	$5,716.6	$2,293.9	$2,082.7
As of March 31, 2026, the Company held investment securities callable within one year having amortized costs and estimated fair values of $631.7 million and $604.9 million, respectively. These investment securities are primarily included in the “after five year” categories in the table above.
As of March 31, 2026 and December 31, 2025, the Company had securities with carrying values of $2,812.0 million and $2,983.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of March 31, 2026 and December 31, 2025, of $2,604.3 million and $2,781.2 million, respectively. All securities sold under repurchase agreements are

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of March 31, 2026 and December 31, 2025, the Company held $106.3 million and $106.3 million, respectively, in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements and related to outstanding borrowings. These securities are carried at cost.
(3)     LOANS HELD FOR SALE

Residential mortgage loans that the Company originated with the intent to sell are recorded at fair value. The following table presents (i) residential mortgage loans recorded at fair value and (ii) other loans held for sale at lower of cost or market by class of receivable related to the sale of eleven Nebraska branches (which was pending as of March 31, 2026), in addition to the pending sale of approximately $253.6 million in deposits as of March 31, 2026, for the dates indicated:

	March 31, 2026	December 31, 2025
Real estate:
Commercial	$16.7	$19.5
Construction	0.7	1.3
Residential	3.3	3.5
Residential mortgage, at fair value	4.7	1.1
Agricultural	16.0	17.8
Total real estate	41.4	43.2
Consumer:
Direct and advance lines	2.3	2.5
Total consumer	2.3	2.5
Commercial	6.5	7.4
Agricultural	20.6	20.5
Total loans held for sale	$70.8	$73.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    LOANS HELD FOR INVESTMENT

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	March 31, 2026	December 31, 2025
Real estate:
Commercial	$8,040.5	$8,144.4
Construction	669.1	837.2
Residential	2,084.3	2,108.8
Agricultural	619.2	629.0
Total real estate	11,413.1	11,719.4
Consumer:
Indirect	419.4	477.5
Direct and advance lines	128.0	131.5
Total consumer	547.4	609.0
Commercial	2,342.9	2,359.6
Agricultural	426.8	520.2
Other, including overdrafts	5.8	1.7
Loans held for investment	14,736.0	15,209.9
Deferred loan fees and costs	(7.6)	(8.3)
Loans held for investment, net of deferred fees and costs	14,728.4	15,201.6
Allowance for credit losses	(195.8)	(191.4)
Net loans held for investment	$14,532.6	$15,010.2

Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended March 31, 2026	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$131.2	$(3.3)	$(0.5)	$1.5	$128.9
Consumer	11.2	3.9	(3.8)	1.0	12.3
Commercial	36.9	5.2	(2.2)	1.5	41.4
Agricultural	12.1	1.0	—	0.1	13.2
Total allowance for credit losses	$191.4	$6.8	$(6.5)	$4.1	$195.8

Three Months Ended March 31, 2025	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$6.8	$(0.3)	$0.1	$146.0
Consumer	16.8	2.6	(4.7)	1.2	15.9
Commercial	38.9	9.8	(2.9)	0.5	46.3
Agricultural	9.0	1.0	(2.9)	—	7.1
Total allowance for credit losses	$204.1	$20.2	$(10.8)	$1.8	$215.3

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
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of March 31, 2026	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$31.4	$—	$31.4
Construction	—	3.7	—	3.7
Residential	—	2.6	—	2.6
Agricultural	0.4	24.6	—	25.0
Total real estate	0.4	62.3	—	62.7
Commercial	23.6	7.4	2.2	33.2
Agricultural	23.5	0.4	1.0	24.9
Total collateral-dependent loans	$47.5	$70.1	$3.2	$120.8

	Collateral Type
As of December 31, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$33.5	$—	$33.5
Construction	—	3.8	—	3.8
Residential	—	2.6	—	2.6
Agricultural	0.5	23.3	—	23.8
Total real estate	0.5	63.2	—	63.7
Commercial	5.3	8.4	1.3	15.0
Agricultural	22.9	0.5	—	23.4
Total collateral-dependent loans	$28.7	$72.1	$1.3	$102.1

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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of March 31, 2026	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$12.5	$25.3	$—	$37.8	$7,968.1	$34.6	$8,040.5
Construction	0.3	0.6	—	0.9	663.9	4.3	669.1
Residential	8.6	0.5	—	9.1	2,061.5	13.7	2,084.3
Agricultural	4.6	0.3	0.1	5.0	586.7	27.5	619.2
Total real estate	26.0	26.7	0.1	52.8	11,280.2	80.1	11,413.1
Consumer:
Indirect	4.7	1.4	0.2	6.3	408.8	4.3	419.4
Direct and advance lines	0.5	0.3	—	0.8	126.5	0.7	128.0
Total consumer	5.2	1.7	0.2	7.1	535.3	5.0	547.4
Commercial	6.2	1.6	0.8	8.6	2,291.5	42.8	2,342.9
Agricultural	4.1	0.4	—	4.5	395.4	26.9	426.8
Other, including overdrafts	—	—	—	—	5.8	—	5.8
Loans held for investment	$41.5	$30.4	$1.1	$73.0	$14,508.2	$154.8	$14,736.0

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$34.1	$5.7	$0.3	$40.1	$8,068.7	$35.6	$8,144.4
Construction	13.4	0.1	—	13.5	819.4	4.3	837.2
Residential	8.3	2.5	0.1	10.9	2,084.0	13.9	2,108.8
Agricultural	0.2	—	—	0.2	601.7	27.1	629.0
Total real estate	56.0	8.3	0.4	64.7	11,573.8	80.9	11,719.4
Consumer:
Indirect	6.5	1.7	0.1	8.3	463.6	5.6	477.5
Direct and advance lines	0.9	0.2	—	1.1	129.7	0.7	131.5
Total consumer	7.4	1.9	0.1	9.4	593.3	6.3	609.0
Commercial	3.1	4.9	0.9	8.9	2,329.0	21.7	2,359.6
Agricultural	0.5	0.6	—	1.1	494.5	24.6	520.2
Other, including overdrafts	—	—	—	—	1.7	—	1.7
Loans held for investment	$67.0	$15.7	$1.4	$84.1	$14,992.3	$133.5	$15,209.9

(1) As of March 31, 2026 and December 31, 2025, none of our non-accrual loans were earning interest income. Additionally, $1.3 million and $0.4 million interest income was recognized on non-accrual loans during the three months ended March 31, 2026 and 2025, respectively. There were $0.5 million and $1.5 million in reversals of accrued interest during the three months ended March 31, 2026 and 2025, respectively.
(2) As of March 31, 2026 and December 31, 2025, there were approximately $53.1 million and $59.8 million, respectively, of non-accrual loans for which there was no related allowance for credit loss, as these loans had sufficient collateral securing the loan for repayment.
(3) As of March 31, 2026, there were approximately $8.0 million, $6.8 million, and $80.8 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2025, there were approximately $4.5 million, $3.8 million, and $60.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.

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
The following tables present the amortized cost basis of loans, by class and by type of modification, at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended March 31, 2026	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$1.3	$0.2	$1.5	0.02%
Construction	1.7	—	1.7	0.25
Agricultural	11.4	—	11.4	1.84
Total real estate	14.4	0.2	14.6	0.13
Consumer:
Direct and advance lines	0.1	—	0.1	0.08
Total consumer	0.1	—	0.1
Commercial	8.2	0.2	8.4	0.36
Agricultural	8.1	—	8.1	1.90
Loans held for investment (2)	$30.8	$0.4	$31.2	0.21

Three Months Ended March 31, 2025	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$8.5	$0.8	$9.3	0.10%
Construction	11.6	—	11.6	1.06
Residential	0.1	0.1	0.2	0.01
Total real estate	20.2	0.9	21.1	0.16
Commercial	0.7	0.1	0.8	0.03
Agricultural	1.0	1.9	2.9	0.49
Loans held for investment (2)	$21.9	$2.9	$24.8	0.14

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of March 31, 2026 and 2025, the Company excluded $0.1 million and $0.1 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

		Term Extension and Interest Rate Reduction
Three Months Ended March 31, 2026	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	12.6	120.0	1.7%
Construction	8.1	0.0	—
Agricultural	11.7	0.0	—
Total real estate
Consumer:
Direct and advance lines	38.1	0.0	—
Total consumer
Commercial	12.8	3.0	0.8
Agricultural	6.2	0.0	—
Loans held for investment (1)

		Term Extension and Interest Rate Reduction
Three Months Ended March 31, 2025	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	8.8	13.3	0.85%
Construction	5.8	0.0	—
Residential	4.0	94.0	2.0
Total real estate
Commercial	8.6	5.0	0.5
Agricultural	7.5	7.4	1.0
Loans held for investment (1)

(1) Balances based on loan original contractual terms.
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the accruing loans that were modified during the twelve-months ended March 31, 2026 and 2025, there were $3.6 million and $0.5 million of loans classified as past due 30 days or more, respectively, with the remaining accruing loans performing in accordance with the modified terms and classified as current at March 31, 2026 and 2025. Of the non-accrual loans that were modified during the twelve-months ended March 31, 2026 and 2025, there were $23.9 million and $30.3 million of loans classified as past due 30 days or more, respectively, with the remaining non-accrual loans performing in accordance with the modified terms and classified as current at March 31, 2026 and 2025.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.
There were $20.3 million and $24.0 million of payment defaults on these loans subsequent to their modifications during the twelve-months ended March 31, 2026 and 2025. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following class of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$255.1	$991.1	$947.9	$1,058.0	$1,276.4	$2,772.6	$60.4	$72.1	$7,433.6
Special mention	2.8	59.3	24.1	46.8	69.3	156.1	0.6	—	359.0
Substandard	31.1	66.8	8.0	28.5	31.6	67.7	—	—	233.7
Doubtful	—	1.9	5.0	6.1	0.8	0.4	—	—	14.2
Total	289.0	1,119.1	985.0	1,139.4	1,378.1	2,996.8	61.0	72.1	8,040.5
Construction real estate:
Pass	24.1	198.3	148.7	68.3	106.0	44.8	40.7	1.1	632.0
Special mention	—	9.4	0.6	—	0.1	—	—	—	10.1
Substandard	1.7	2.8	5.2	0.2	14.5	0.2	0.4	—	25.0
Doubtful	—	—	1.3	—	—	0.7	—	—	2.0
Total	25.8	210.5	155.8	68.5	120.6	45.7	41.1	1.1	669.1
Agricultural real estate:
Pass	29.9	92.6	57.8	34.6	99.9	175.8	22.7	0.9	514.2
Special mention	1.1	1.8	8.3	2.9	3.6	18.9	3.9	—	40.5
Substandard	19.8	2.5	14.2	6.5	4.3	13.8	0.7	—	61.8
Doubtful	—	—	—	—	—	2.7	—	—	2.7
Total	50.8	96.9	80.3	44.0	107.8	211.2	27.3	0.9	619.2
Commercial:
Pass	102.8	278.9	224.4	204.6	257.9	427.1	625.9	48.3	2,169.9
Special mention	0.2	3.4	24.3	2.8	5.4	1.8	54.5	—	92.4
Substandard	8.1	8.0	7.8	2.2	10.3	5.2	8.9	0.2	50.7
Doubtful	—	5.0	1.3	—	5.4	0.5	—	17.7	29.9
Total	111.1	295.3	257.8	209.6	279.0	434.6	689.3	66.2	2,342.9
Agricultural:
Pass	31.7	46.7	19.5	12.4	22.0	9.1	195.7	0.1	337.2
Special mention	0.3	13.8	1.2	0.4	1.3	—	24.5	—	41.5
Substandard	3.5	3.8	3.1	0.8	1.3	0.6	14.9	0.9	28.9
Doubtful	—	14.6	—	2.6	—	—	2.0	—	19.2
Total	$35.5	$78.9	$23.8	$16.2	$24.6	$9.7	$237.1	$1.0	$426.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,025.6	$948.6	$1,095.2	$1,344.8	$1,101.6	$1,892.9	$59.0	$49.5	$7,517.2
Special mention	96.3	28.9	43.7	35.4	64.6	88.4	0.6	—	357.9
Substandard	81.1	41.4	27.8	32.7	27.7	48.4	—	—	259.1
Doubtful	1.9	2.2	5.7	—	0.4	—	—	—	10.2
Total	1,204.9	1,021.1	1,172.4	1,412.9	1,194.3	2,029.7	59.6	49.5	8,144.4
Construction:
Pass	240.1	211.5	110.4	92.3	25.4	21.3	85.9	12.5	799.4
Special mention	3.8	5.0	—	14.4	—	—	—	—	23.2
Substandard	10.7	0.1	0.2	0.3	1.0	0.1	0.2	—	12.6
Doubtful	—	1.3	—	—	0.7	—	—	—	2.0
Total	254.6	217.9	110.6	107.0	27.1	21.4	86.1	12.5	837.2
Agricultural real estate:
Pass	100.8	68.5	36.5	104.0	73.7	121.6	19.7	—	524.8
Special mention	10.2	10.1	3.4	4.5	8.7	13.8	2.1	—	52.8
Substandard	15.9	9.5	6.6	2.9	8.1	7.8	—	0.6	51.4
Total	126.9	88.1	46.5	111.4	90.5	143.2	21.8	0.6	629.0
Commercial:
Pass	301.3	287.8	228.4	277.2	225.5	260.4	593.3	4.6	2,178.5
Special mention	6.4	23.7	3.3	1.4	3.2	0.4	52.8	0.2	91.4
Substandard	9.3	13.4	6.8	14.2	4.7	0.7	26.2	1.3	76.6
Doubtful	4.9	1.0	0.5	6.3	0.4	—	—	—	13.1
Total	321.9	325.9	239.0	299.1	233.8	261.5	672.3	6.1	2,359.6
Agricultural:
Pass	80.2	25.0	15.1	25.6	7.5	4.7	277.8	5.6	441.5
Special mention	7.9	1.4	2.7	2.0	0.4	—	26.0	—	40.4
Substandard	3.3	3.6	0.8	0.8	—	0.4	9.6	1.0	19.5
Doubtful	6.2	—	2.6	—	—	—	2.0	8.0	18.8
Total	$97.6	$30.0	$21.2	$28.4	$7.9	$5.1	$315.4	$14.6	$520.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality, loan performance, and the allowance for credit losses of its residential and consumer loan portfolios based primarily on the aging status of the loan and borrower payment activity. Accordingly, loans on non-accrual status and loans past due 90 days or more and still accruing interest are considered nonperforming for purposes of credit quality evaluation. The following tables present the recorded investment of these loan portfolios based on the credit risk profile of loans that are performing and loans that are nonperforming by origination year using the origination date or the loan’s subsequent renewal or modification date as of the periods ended:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$9.9	$55.2	$39.2	$69.0	$386.8	$1,014.6	$489.4	$6.5	$2,070.6
Nonperforming	—	0.7	0.9	1.3	4.2	6.6	—	—	13.7
Total	9.9	55.9	40.1	70.3	391.0	1,021.2	489.4	6.5	2,084.3
Consumer indirect:
Performing	1.2	26.5	149.0	64.4	89.7	84.1	—	—	414.9
Nonperforming	—	0.7	1.2	0.9	0.7	1.0	—	—	4.5
Total	1.2	27.2	150.2	65.3	90.4	85.1	—	—	419.4
Consumer direct and advance lines:
Performing	13.0	40.6	22.0	11.3	8.1	9.0	23.1	0.2	127.3
Nonperforming	—	0.1	0.2	0.1	0.1	0.2	—	—	0.7
Total	$13.0	$40.7	$22.2	$11.4	$8.2	$9.2	$23.1	$0.2	$128.0

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$45.6	$35.5	$71.5	$394.6	$449.2	$596.8	$494.2	$7.4	$2,094.8
Nonperforming	0.4	1.1	1.0	4.4	2.2	4.8	0.1	—	14.0
Total	46.0	36.6	72.5	399.0	451.4	601.6	494.3	7.4	2,108.8
Consumer indirect:
Performing	30.8	169.6	74.5	102.1	39.9	54.9	—	—	471.8
Nonperforming	0.7	1.4	1.2	1.0	0.6	0.8	—	—	5.7
Total	31.5	171.0	75.7	103.1	40.5	55.7	—	—	477.5
Consumer direct and advance lines:
Performing	47.7	25.6	13.3	9.9	5.3	5.0	23.9	0.1	130.8
Nonperforming	0.1	0.2	0.1	0.1	—	0.1	—	0.1	0.7
Total	$47.8	$25.8	$13.4	$10.0	$5.3	$5.1	$23.9	$0.2	$131.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table summarizes the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate:
Residential	$—	$—	$0.1	$0.2	$0.2	$—	$—	$0.5
Total real estate	—	—	0.1	0.2	0.2	—	—	0.5
Consumer:
Indirect	—	0.5	0.8	0.4	0.5	0.5	—	2.7
Direct and advance lines	—	0.2	0.2	0.2	—	0.5	—	1.1
Total consumer	—	0.7	1.0	0.6	0.5	1.0	—	3.8
Commercial	—	0.3	0.7	0.4	0.1	—	0.7	2.2
Total current-period gross charge-offs	$—	$1.0	$1.8	$1.2	$0.8	$1.0	$0.7	$6.5

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$0.4	$0.1	$16.2	$5.1	$0.2	$—	$—	$22.0
Residential	0.1	0.5	0.1	0.4	0.2	0.1	—	—	1.4
Agricultural	—	—	0.2	—	—	—	—	—	0.2
Total real estate	0.1	0.9	0.4	16.6	5.3	0.3	—	—	23.6
Consumer:
Indirect	0.6	2.4	2.4	2.4	0.8	1.0	—	—	9.6
Direct and advance lines	0.4	1.2	0.6	0.2	0.1	1.9	—	—	4.4
Credit card	—	—	—	—	—	—	3.5	—	3.5
Total consumer	1.0	3.6	3.0	2.6	0.9	2.9	3.5	—	17.5
Commercial	0.7	1.0	2.5	1.3	0.3	0.4	2.5	0.2	8.9
Agricultural	2.0	2.9	—	—	—	—	0.1	—	5.0
Total current-period gross charge-offs	$3.8	$8.4	$5.9	$20.5	$6.5	$3.6	$6.1	$0.2	$55.0

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three months ended March 31, 2026 or 2025.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company mitigates the effect of the interest rate risk inherent in providing interest rate lock commitments by entering into forward loan sales contracts. The forward loan sales contracts are recorded at fair value with changes in fair value recorded through earnings and are not designated as accounting hedges. Exclusive of the fair value component associated with the projected cash flows from the loan delivery to the investor, the changes in fair value related to movements in market rates of the interest rate lock commitments and the forward loan sales contracts generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. When the loan is funded to the borrower, the interest rate lock commitment expires, and the Company records a loan held for sale. The forward loan sales contract acts as a hedge against movements in the market interest rates from the time the Company enters into the interest rate lock commitment. The changes in measurement of the estimated fair values of the interest rate lock commitments and forward loan sales contracts are included in mortgage banking revenues in the accompanying consolidated statements of income. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended March 31, 2026 and 2025.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. Because the Company acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts primarily offset each other and do not significantly impact the Company’s results of operations. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended March 31, 2026 and 2025.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income (expense) and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.
As of March 31, 2026, the Company does not have any active interest rate derivatives designated as cash flow hedges. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. As of March 31, 2026, the Company does not have any active derivatives designated as fair value hedges.
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

	March 31, 2026			December 31, 2025
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives not designated as accounting hedges:
Interest rate swap contracts	$1,126.0		$27.0	$1,199.0		$26.6
Interest rate lock commitments	6.5		0.1	1.0		—
Forward loan sales contracts	8.3		—	1.0		—
Derivative assets	$1,140.8	Other assets	$27.1	$1,201.0	Other assets	$26.6

Derivatives not designated as accounting hedges:
Interest rate swap contracts	$1,126.0		$76.8	$1,204.9		$77.3
Risk participation agreements	63.3		—	64.6		—
Derivative liabilities	$1,189.3	Accounts payable and accrued expenses	$76.8	$1,269.5	Accounts payable and accrued expenses	$77.3
There was no unrealized fair value gain or loss on cash flow hedging derivative instruments recognized in other comprehensive income during the three months ended March 31, 2026, and an unrealized fair value loss on cash flow hedging derivative instruments recognized in other comprehensive income of $1.0 million for the three months ended March 31, 2025. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	March 31, 2026
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$27.0	$—	$27.0	$—	$27.0	$—
Interest rate lock commitments	0.1	—	0.1	—	—	0.1
Total derivatives	27.1	—	27.1	—	27.0	0.1
Total assets	$27.1	$—	$27.1	$—	$27.0	$0.1
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$76.8	$—	$76.8	$—	$—	$76.8
Total derivatives	76.8	—	76.8	—	—	76.8
Repurchase agreements(2)	476.1	—	476.1	—	—	476.1
Total liabilities	$552.9	$—	$552.9	$—	$—	$552.9
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$26.6	$—	$26.6	$—	$26.4	$0.2
Total derivatives	26.6	—	26.6	—	26.4	0.2
Total assets	$26.6	$—	$26.6	$—	$26.4	$0.2
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at March 31, 2026 or December 31, 2025 it could have been required to settle its obligations under the agreements at the termination value.
As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position that have contingent features described above was zero. As of March 31, 2026 and December 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. At March 31, 2026 and December 31, 2025, the Company had not breached any of the settlement acceleration provisions.
(6)    CAPITAL STOCK
The Company’s common stock is traded on the NASDAQ stock market under the symbol “FIBK.”
As of March 31, 2026, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 97,446,230 shares and 101,105,745 shares of common stock outstanding as of March 31, 2026 and December 31, 2025, respectively, and no shares of preferred stock outstanding as of March 31, 2026 and December 31, 2025.
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
During the three months ended March 31, 2026, 2,392,893 shares of common stock were repurchased under the stock repurchase program at a total cost of $84.0 million or at a weighted average price of $35.09 per share. As of March 31, 2026, following these repurchases, approximately $98.4 million remained available for future purchases under the program. The additional stock repurchases during the three months ended March 31, 2026 and 2025, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income	$60.2	$50.2
Weighted average common shares outstanding for basic earnings per share computation	98,880,749	103,092,225
Dilutive effects of stock-based compensation	360,292	323,762
Weighted average common shares outstanding for diluted earnings per common share computation	99,241,041	103,415,987

Basic earnings per common share	$0.61	$0.49
Diluted earnings per common share	0.61	0.49

Anti-dilutive unvested time restricted stock	2,713	20,395
The Company had 528,756 and 828,874 shares of unvested restricted stock as of March 31, 2026 and 2025, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(8)    REGULATORY CAPITAL
As of March 31, 2026 and December 31, 2025, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of March 31, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,912.7	17.07%	$1,365.4	8.00%	$1,792.1	10.50%	$1,706.8	10.00%
FIB	2,577.7	15.14	1,362.2	8.00	1,787.9	10.50	1,702.7	10.00
Tier 1 risk-based capital:
Consolidated	2,440.8	14.30	1,024.1	6.00	1,450.8	8.50	1,365.4	8.00
FIB	2,375.6	13.95	1,021.6	6.00	1,447.3	8.50	1,362.2	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,440.8	14.30	768.0	4.50	1,194.7	7.00	1,109.4	6.50
FIB	2,375.6	13.95	766.2	4.50	1,191.9	7.00	1,106.8	6.50
Leverage capital ratio:
Consolidated	2,440.8	9.56	1,021.3	4.00	1,021.3	4.00	1,276.6	5.00
FIB	2,375.6	9.32	1,019.1	4.00	1,019.1	4.00	1,273.9	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,976.5	17.06%	$1,396.1	8.00%	$1,832.3	10.50%	$1,745.1	10.00%
FIB	2,656.6	15.26	1,392.3	8.00	1,827.4	10.50	1,740.4	10.00
Tier 1 risk-based capital:
Consolidated	2,508.8	14.38	1,047.1	6.00	1,483.3	8.50	1,396.1	8.00
FIB	2,458.8	14.13	1,044.2	6.00	1,479.3	8.50	1,392.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,508.8	14.38	785.3	4.50	1,221.6	7.00	1,134.3	6.50
FIB	2,458.8	14.13	783.2	4.50	1,218.3	7.00	1,131.3	6.50
Leverage capital ratio:
Consolidated	2,508.8	9.61	1,043.7	4.00	1,043.7	4.00	1,304.7	5.00
FIB	2,458.8	9.44	1,041.6	4.00	1,041.6	4.00	1,302.0	5.00
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
As of March 31, 2026, the Company had commitments under construction contracts of $1.2 million.
Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of March 31, 2026. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the period ended March 31, 2026. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions during the period ended March 31, 2026.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$5.9	$5.2
Provision for (reduction of) credit loss expense	(0.1)	(0.1)
Ending balance	$5.8	$5.1

	March 31, 2026	December 31, 2025
Commitments to extend credit	$2,550.1	$2,638.8
Standby letters of credit	60.1	60.4
(11)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive loss and the related tax effects for the periods indicated are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Investment securities available-for sale:
(Increase) decrease in unrealized losses during the period	$(23.5)	$70.7	$5.8	$(17.7)	$(17.7)	$53.0
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	0.1	—	—	—	0.1	—
Cash flow hedge:
Change in unrealized gains on derivatives	—	1.0	—	(0.3)	—	0.7
Reclassification adjustment for derivatives net losses included in net income	—	1.0	—	(0.3)	—	0.7
Total other comprehensive (loss) income	$(23.4)	$72.7	$5.8	$(18.3)	$(17.6)	$54.4

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2026	December 31, 2025
Net unrealized loss on investment securities available-for-sale	$(190.3)	$(172.6)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.6)	(5.7)
Net unrealized gain on derivatives	0.2	0.2
Net accumulated other comprehensive loss	$(195.7)	$(178.1)

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
The three levels of inputs to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities
The methodologies used by the Company in determining the fair values of each class of financial instruments are based primarily on independent, market-based data to reflect a value that would be reasonably expected in an orderly transaction between market participants at the measurement date, and therefore, are classified within Level 2 of the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 and 2025.
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers in and out of Level 1, Level 2, and Level 3 are recognized on the actual transfer date. There were no significant transfers between fair value hierarchy levels during the three months ended March 31, 2026 and 2025.
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
Loans Held for Sale. Fair value measurements for residential mortgage loans held for sale are obtained from an independent pricing service and are classified as level 2. The fair value measurements consider observable data that may include binding contracts or quotes or bids from third party investors as well as loan level pricing adjustments. Other loans held for sale are derived from quotes or bids from third party investors.
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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$237.5	$—	$237.5	$—
State, county, and municipal securities	217.1	—	217.1	—
Obligations of U.S. government agencies	175.9	—	175.9	—
U.S. agency commercial mortgage-backed securities	839.9	—	839.9	—
U.S. agency residential mortgage-backed securities	2,223.1	—	2,223.1	—
U.S. agency collateralized mortgage obligations	880.9	—	880.9	—
Private mortgage-backed securities	168.5	—	168.5	—
Collateralized loan obligations	833.4	—	833.4	—
Corporate securities	140.3	—	140.3	—
Loans held for sale	4.7	—	4.7	—
Derivative assets:
Interest rate swap contracts	27.0	—	27.0	—
Derivative liabilities:
Interest rate swap contracts	76.8	—	76.8	—
Deferred compensation plan assets	21.4	21.4	—	—

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

		Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$237.7	$—	$237.7	$—
State, county and municipal securities	220.1	—	220.1	—
Obligations of U.S. government agencies	200.9	—	200.9	—
U.S. agency commercial mortgage-backed securities	856.7	—	856.7	—
U.S. agency residential mortgage-backed securities	1,770.1	—	1,770.1	—
U.S. agency collateralized mortgage obligations	922.7	—	922.7	—
Private mortgage-backed securities	174.4	—	174.4	—
Collateralized loan obligations	755.5	—	755.5	—
Corporate securities	150.0	—	150.0	—
Loans held for sale	1.1	—	1.1	—
Derivative assets:
Interest rate swap contracts	26.6	—	26.6	—
Derivative liabilities
Interest rate swap contracts	77.3	—	77.3	—
Deferred compensation plan assets	23.2	23.2	—	—
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

As of March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$40.8	$—	$—	$40.8
Long-lived assets to be disposed of by sale	1.4	—	—	1.4

As of December 31, 2025
Collateral-dependent loans	$21.5	$—	$—	$21.5
Long-lived assets to be disposed of by sale	1.3	—	—	1.3

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of March 31, 2026 and December 31, 2025, the Company had collateral-dependent loans with a carrying value of $120.8 million and $102.1 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of March 31, 2026, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $6.9 million. As of December 31, 2025, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $6.1 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$40.8	Appraisal	Appraisal adjustment	4%	-	100%	(24%)
Long-lived assets to be disposed of by sale	1.4	Appraisal	Appraisal adjustment	—	-	—	—

As of December 31, 2025
Collateral-dependent loans	$21.5	Appraisal	Appraisal adjustment	2%	-	99%	(33%)
Long-lived assets to be disposed of by sale	1.3	Appraisal	Appraisal adjustment	—	-	—	—

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
Financial Liabilities. The fair values of demand deposits, savings accounts, securities sold under repurchase agreements, and accrued interest payable are the amounts that are payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using external market rates that are currently offered for deposits that have similar remaining maturities. The fixed and floating rate subordinated debentures, floating rate subordinated term loans, other borrowed funds, fixed rate subordinated term debts, and capital lease obligations are estimated by discounting future cash flows using current rates for advances that have similar characteristics.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of March 31, 2026	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,208.7	$1,208.7	$1,208.7	$—	$—
Investment debt securities held-to-maturity	2,293.4	2,082.7	—	2,082.7	—
Accrued interest receivable	101.3	101.3	—	101.3	—
Mortgage servicing rights, net	22.5	33.1	—	—	33.1
Net loans held for investment	14,532.6	14,345.3	—	—	14,345.3
Total financial assets	$18,158.5	$17,771.1	$1,208.7	$2,184.0	$14,378.4

Financial liabilities:
Total deposits, excluding time deposits	$19,448.0	$19,448.0	$19,448.0	$—	$—
Time deposits	2,435.0	2,422.4	—	2,422.4	—
Securities sold under repurchase agreements	476.1	476.1	—	476.1	—
Accrued interest payable	33.1	33.1	—	33.1	—
Long-term debt	146.7	153.3	—	153.3	—
Subordinated debentures held by subsidiary trusts	149.9	139.1	—	139.1	—
Total financial liabilities	$22,688.8	$22,672.0	$19,448.0	$3,224.0	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,309.7	$1,309.7	$1,309.7	$—	$—
Investment debt securities held-to-maturity	2,342.1	2,136.6	—	2,136.6	—
Accrued interest receivable	102.6	102.6	—	102.6	—
Mortgage servicing rights, net	23.1	32.3	—	—	32.3
Net loans held for investment	15,010.2	14,769.1	—	—	14,769.1
Total financial assets	$18,787.7	$18,350.3	$1,309.7	$2,239.2	$14,801.4

Financial liabilities:
Total deposits, excluding time deposits	$19,450.0	$19,450.0	$19,450.0	$—	$—
Time deposits	2,638.3	2,629.2	—	2,629.2	—
Securities sold under repurchase agreements	479.6	479.6	—	479.6	—
Accrued interest payable	36.9	36.9	—	36.9	—
Long-term debt	146.3	153.4	—	153.4	—
Subordinated debentures held by subsidiary trusts	149.8	140.0	—	140.0	—
Total financial liabilities	$22,900.9	$22,889.1	$19,450.0	$3,439.1	$—

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
(14)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On April 28, 2026, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on May 21, 2026 to shareholders of record as of May 11, 2026.
On April 10, 2026, the Bank closed the previously disclosed transaction with Security First Bank (“Security First”), pursuant to which Security First acquired eleven Nebraska branches from the Bank, including approximately $244.2 million in deposits, and loans with outstanding balances of $64.1 million. The Company anticipates recognizing an approximately $19.5 million pre-tax gain related to this transaction.
From April 1, 2026 to April 30, 2026, the Company purchased approximately 303 thousand shares of common stock at a total cost of approximately $10.4 million under the stock repurchase program. Shares purchased since inception of the stock repurchase program from August 2025 through April 30, 2026 totaled approximately 6.4 million shares of common stock at a total cost of approximately $212.0 million.
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
The following discussion of our consolidated financial data reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, including the audited financial statements and related notes contained therein, as previously filed with the Securities and Exchange Commission, or SEC.
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance, financial condition, results of operations, investment portfolio, market position, or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues,” “projected,” as well as the negative forms of those words or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “seek,” “might,” “may,” as well as the negative forms of those words or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2025, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of April 30, 2026, we operated 273 banking offices, including branches and detached drive-up facilities, in communities across ten states—Colorado, Idaho, Iowa, Missouri, Montana, Nebraska, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide financial services and products to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
As of March 31, 2026, we had consolidated assets of $26.4 billion, deposits of $21.9 billion, net loans held for investment of $14.5 billion, and total stockholders’ equity of $3.4 billion.
Our current strategy emphasizes disciplined, relationship-driven organic growth by deepening and expanding client relationships across deposits, lending and fee-based services. We continue to execute our strategic plan to refocus capital investment, optimize our balance sheet and improve core profitability, including by prioritizing investment in core markets where we have brand density and attractive growth prospects, optimizing our branch network, emphasizing relationship-based business and disciplined underwriting, and aligning our organization to support timely local decision-making.
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
Our principal expenses include: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) information technology and communication costs primarily associated with maintaining loan and deposit functions; (iv) furniture, equipment, and occupancy expenses for maintaining our facilities; (v) professional fees, including Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; (vi) income tax expense; (vii) provisions for credit losses; (viii) intangible amortization; (ix) other real estate owned expenses; and (x) other segment expenses including advertising and promotion, donations, credit card rewards expense, fees associated with originating and closing loans, insurance, and other expenses necessary to support our employees and service our clients. From time to time, we have incurred, and may incur in the future, costs related to our strategic acquisitions, divestitures and other transactions.

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
Recent Trends and Developments
Our community banking footprint spans across the Rocky Mountain, Pacific Northwest, and Midwest regions.
Sale of Certain Nebraska Branches
On April 10, 2026, the Bank closed the previously disclosed transaction with Security First Bank (“Security First”) pursuant to which Security First acquired eleven Nebraska branches from the Bank, including approximately $244.2 million in deposits and loans with outstanding balances of $64.1 million and the owned real estate and fixed and other assets associated with the branches.
Closure of Four Nebraska Branches
The Company closed four additional branches in Nebraska in the first quarter of 2026. These branch closures were intended to enhance operational efficiency and better position the Company for long-term success. Subsequent to the sale and closures, the Company has 29 branches remaining in Nebraska.
Closure and Exit of North Dakota and Minnesota Branches; Branch Opening in Montana
The Company exited the States of North Dakota and Minnesota during the first quarter of 2026, by closing the single branch location in each of those states. One branch in Billings, Montana opened in February 2026.
Pending Closure of Iowa Branch and Oregon Branch
As previously announced, following a strategic review, the Company intends to close two branches, one branch in Iowa and one branch in Oregon, at the beginning of the third quarter of 2026. These branch closures are intended to enhance operational efficiency and better position the Company for long-term success.
Banking Organization Redesign
During the first quarter of 2026, the Company completed the previously announced transformation of its banking organization from a layered regional and market structure to a flatter model designed to enable decisions to be made closer to the client. The redesign included the appointment of new State Presidents at the Bank, a majority of whom were from within the Bank and supplemented by select external hires, and a more streamlined chain of responsibility intended to speed up local decision-making, support improved accountability, and align decision-making with the Company’s relationship-driven organic growth strategy.
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025. Under our indirect lending program, indirect loans were created when we purchased consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. Since discontinuing new originations, the indirect loan portfolio has continued to decline through scheduled amortization and normal portfolio runoff. This runoff is expected to continue over the remaining contractual terms of the existing loans, which generally mature in seven years or less. At March 31, 2026, indirect loans represented approximately 2.8% of loan balances and 76.6% of our consumer loan portfolio.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of March 31, 2026. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve in our 10-state footprint.

As of March 31, 2026, our FDIC insured deposits were 64.4% of total deposits, including accounts eligible for pass-through insurance. As of April 30, 2026, the Bank had available borrowing capacity of $5.0 billion with both the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
The Company’s quarterly yield on interest earning assets decreased to 4.63% for the three months ended March 31, 2026 from 4.67% for the three months ended December 31, 2025, and decreased from 4.75% for the three months ended March 31, 2025.
Lower short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt and deposits. The Company’s cost of funds decreased to 1.27% during the three months ended March 31, 2026 from 1.35% during the three months ended December 31, 2025.
During the first quarter of 2026, the changes in the mix and cost of funds were partially offset by the changes in the mix and yield on earning assets, resulting in an increase in the Company’s net interest margin during the three months ended March 31, 2026 to 3.41% from 3.36% during the three months ended December 31, 2025. The Company’s net FTE interest margin, a non-GAAP financial measure, increased to 3.43% during the three months ended March 31, 2026, from 3.38% during the three months ended December 31, 2025.
The Company expects to see continued volatility in the economic markets, which may include recessionary signs in the economy resulting from, among other things, uncertain conditions due to changes in U.S. policies like the implementation of new tariffs, retaliatory tariffs, and other trade policies as well as geopolitical uncertainty, including the recent military conflict involving Iran and related disruptions in global energy markets. These uncertain conditions could have adverse impacts on the balance sheet and income statement of the Company for the remainder of the year.
A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company, including by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses. For example, the estimated effects of current and forecasted economic conditions are reflected in the Company’s provision for credit losses and allowance for credit losses. During the first quarter of 2026, the Company recorded a $6.7 million provision for credit losses, and the allowance for credit losses increased to 1.33% of loans held for investment at March 31, 2026, from 1.26% at December 31, 2025. During the same period, non-performing assets increased approximately 17.5%, primarily due to a single client relationship comprised of commercial and commercial real estate loans. For additional information regarding non-performing assets, allowance for credit losses, and credit quality indicators, see “Note – Loans Held for Investment – Credit Quality Indicators” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, our financial performance is impacted by a number of external factors outside our control, as well as our ability to execute on the key components of our strategy for continued success and future growth. See Part II – Other Information, “Item 1A – Risk Factors” herein for additional information regarding risk factors that may negatively impact our expected results, performance, or achievements.

Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, and are also referenced in “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. There have been no material changes during the first quarter of 2026 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Results of Operations
The following discussion and analysis is intended to provide detail about the results of our operations and financial condition. More information regarding the results as of December 31, 2025 can be found in our Annual Report on Form 10-K for the year ended December 31, 2025.
Net Income
Net income increased $10.0 million to $60.2 million, or $0.61 per diluted share, during the three months ended March 31, 2026, as compared to net income of $50.2 million, or $0.49 per diluted share, for the same period in 2025, which is primarily attributable to a $13.3 million lower provision for credit losses, partially offset by lower net interest income.
Net Interest Income
Net interest income, the largest source of our operating income, is derived from interest, dividends, and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest earning assets primarily include loans and investment securities. Interest bearing liabilities include deposits, short-term borrowings, and various other forms of indebtedness. Net interest income is affected by the level of interest rates, changes in interest rates, the speed of changes to interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Changes in the interest rate spread, which is the difference between interest earned on assets and interest paid on liabilities, has the most significant impact on net interest income. Other factors like volume of loans, investment securities, and other interest earning assets compared to the volume of interest-bearing deposits, short-term borrowings, and other indebtedness also cause changes in our net interest income between periods. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, help to support earning assets.
For the periods indicated, the following table presents average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities.

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	March 31, 2026			March 31, 2025
	Average Balance	Interest (3) (6)	Average Rate	Average Balance	Interest (3) (6)	Average Rate
Interest earning assets:
Loans (1)	$15,032.1	$207.6	5.60%	$17,668.6	$243.5	5.59%
Investment securities:
Taxable (2)	7,705.1	55.2	2.91	7,464.3	51.3	2.79
Tax-exempt	176.0	0.8	1.84	182.6	0.9	2.00
Investment in FHLB and FRB stock	106.3	1.2	4.58	175.9	2.9	6.69
Interest bearing deposits in banks	848.7	7.8	3.73	567.5	6.3	4.50
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$23,868.3	$272.6	4.63%	$26,059.0	$304.9	4.75%
Noninterest earning assets	2,613.2			2,759.9
Total assets	$26,481.5			$28,818.9
Interest bearing liabilities:
Demand deposits	$6,199.9	$12.8	0.84%	$6,412.7	$14.4	0.91%
Savings deposits	7,876.9	32.7	1.68	7,800.3	35.7	1.86
Time deposits	2,556.5	19.1	3.03	2,863.0	25.0	3.54
Repurchase agreements	479.6	1.0	0.85	533.0	1.2	0.91
Other borrowed funds	—	—	—	1,533.5	17.5	4.63
Long-term debt	146.5	2.6	7.20	132.0	1.7	5.22
Subordinated debentures held by subsidiary trusts	149.9	2.4	6.49	163.1	2.8	6.96
Total interest bearing liabilities	$17,409.3	$70.6	1.64%	$19,437.6	$98.3	2.05%
Noninterest bearing deposits	5,214.2			5,608.2
Other noninterest bearing liabilities	411.4			418.0
Stockholders’ equity	3,446.6			3,355.1
Total liabilities and stockholders’ equity	$26,481.5			$28,818.9
Net FTE interest income (non-GAAP)(4)		$202.0			$206.6
Less FTE adjustments(3)		(1.3)			(1.6)
Net interest income from consolidated statements of income		$200.7			$205.0
Interest rate spread			2.99%			2.70%
Net interest margin			3.41			3.19
Net FTE interest margin (non-GAAP)(4)			3.43			3.22
Cost of funds, including noninterest bearing demand deposits (5)			1.27			1.59

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
(6) Dividends on FHLB and FRB stock.
Net interest income decreased $4.3 million during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decrease in interest and fee income on loans resulting from a decrease in average loan balances, partially offset by lower interest expense on deposits due to a decrease in average rates and other borrowed funds.
Net interest income included interest accretion related to the fair value of acquired loans of $3.1 million during the three months ended March 31, 2026, compared to interest accretion of $4.7 million during the three months ended March 31, 2025.

Our net interest margin ratio increased 22 basis points to 3.41% for the three months ended March 31, 2026, as compared to 3.19% for the same period in 2025 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 21 basis points for the three months ended March 31, 2026, as compared to the same period in 2025. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 24 basis points to 3.38% during the three months ended March 31, 2026, as compared to 3.14% for the same period in 2025. The increases in the net interest margin ratio were primarily a result of lower interest expense resulting from decreased other borrowed funds balances.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three months ended March 31, 2026 and 2025. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
	Volume	Rate(2)	Net
Interest earning assets:
Loans (1)	$(36.3)	$0.4	$(35.9)
Investment securities (1)	1.6	2.2	3.8
Investment in FHLB and FRB stock	(1.1)	(0.6)	(1.7)
Interest bearing deposits in banks	3.1	(1.6)	1.5
Total change	(32.7)	0.4	(32.3)
Interest bearing liabilities:
Demand deposits	(0.5)	(1.1)	(1.6)
Savings deposits	0.4	(3.4)	(3.0)
Time deposits	(2.7)	(3.2)	(5.9)
Repurchase agreements	(0.1)	(0.1)	(0.2)
Other borrowed funds	(17.5)	—	(17.5)
Long-term debt	0.2	0.7	0.9
Subordinated debentures held by subsidiary trusts	(0.2)	(0.2)	(0.4)
Total change	(20.4)	(7.3)	(27.7)
Increase in net FTE interest income (1)	$(12.3)	$7.7	$(4.6)
(1)Interest income and average rates for tax exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock is used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended
(In millions, except % and per share data)		March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	(A)	$200.7	$206.4	$205.0
FTE interest income		1.3	1.3	1.6
Net FTE interest income (Non-GAAP)	(B)	202.0	207.7	206.6
Less purchase accounting accretion on acquired loans		3.1	2.6	4.7
Adjusted net FTE interest income (Non-GAAP)	(C)	$198.9	$205.1	$201.9

Average interest earning assets	(D)	$23,868.3	$24,358.2	$26,059.0

Net interest margin (GAAP)	(A*) / (D)	3.41%	3.36%	3.19%
Net FTE interest margin ratio (Non-GAAP)	(B*) / (D)	3.43	3.38	3.22
Adjusted net FTE interest margin ratio (Non-GAAP)	(C*) / (D)	3.38	3.34	3.14
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
The Company recorded a $6.7 million provision for credit losses, resulting from a provision for credit losses of $6.8 million on loans held for investment and a reduction of credit losses for unfunded commitments of $0.1 million during the three months ended March 31, 2026, as compared to a $20.0 million provision for credit losses during same period in 2025. Net charge-offs were $2.4 million or an annualized 0.06% of average loans outstanding during the three months ended March 31, 2026, as compared to net charge-offs of $9.0 million, or an annualized 0.21% of average loans outstanding during the same period in 2025. Net loan charge-offs in the first quarter of 2026 were composed of charge-offs of $6.5 million, which were partially offset by recoveries of $4.1 million.
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
Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees. The following table presents the composition of our noninterest income for the periods indicated:

Noninterest Income	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2026	2025
Payment services revenues	$15.6	$17.1	$(1.5)	(8.8)%
Mortgage banking revenues	1.3	1.4	(0.1)	(7.1)
Wealth management revenues	10.5	9.8	0.7	7.1
Service charges on deposit accounts	6.5	6.6	(0.1)	(1.5)
Other service charges, commissions and fees	2.1	2.3	(0.2)	(8.7)
Other income	5.1	4.8	0.3	6.3
Total noninterest income	$41.1	$42.0	$(0.9)	(2.1)
Noninterest income decreased $0.9 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by a decrease in payment services revenues.

 Payment services revenues consist of interchange fees that merchants pay for processing electronic payment transactions and ATM service fees. Payment services revenues decreased $1.5 million during the three months ended March 31, 2026, as compared to the same period in 2025. The year-over-year decrease was mainly the result of lower consumer credit card interchange during the first quarter of 2026 as compared to the first quarter of 2025, related to the outsourcing of consumer credit cards in the second quarter of 2025.
Noninterest Expense
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest Expense	Three Months Ended March 31,		$ Change	% Change
(Dollars in millions)	2026	2025
Salaries and wages	$68.5	$68.6	$(0.1)	(0.1)%
Employee benefits	21.2	20.0	1.2	6.0
Outsourced technology services	15.9	14.2	1.7	12.0
Occupancy, net	13.4	13.7	(0.3)	(2.2)
Furniture and equipment	5.2	5.0	0.2	4.0
OREO expense, net of income	(1.1)	0.5	(1.6)	—
Professional fees	4.9	5.5	(0.6)	(10.9)
FDIC insurance premiums	2.8	4.3	(1.5)	(34.9)
Other intangibles amortization	3.3	3.4	(0.1)	(2.9)
Other expenses	23.5	25.4	(1.9)	(7.5)
Total noninterest expense	$157.6	$160.6	$(3.0)	(1.9)
Noninterest expense decreased $3.0 million during the three months ended March 31, 2026 compared to the same period in 2025.
Employee benefits expense increased $1.2 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher health insurance costs of $3.1 million, partially offset by $1.6 million of lower long-term incentive accruals during the first quarter of 2026.
Outsourced technology services increased $1.7 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to increases in software and maintenance costs.
Other Real Estate Owned (“OREO”) expense, net decreased $1.6 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a positive fair value adjustment to a commercial property.
FDIC insurance premiums decreased $1.5 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily attributable to lower FDIC assessment rates in 2026 due to lower average assets and as a result of an adjustment to the special assessment accrual to cover the losses incurred by the Deposit Insurance Fund (“DIF”) in response to the 2023 bank failures.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $1.9 million during the three months ended March 31, 2026 primarily resulting from decreases in donation expense and losses on sale of fixed assets compared to the same period in 2025.
Income Tax Expense
Our effective federal tax rate was 17.8% for the three months ended March 31, 2026 compared to 18.8% for the three months ended March 31, 2025. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Oregon, and South Dakota. Our effective state tax rate was 4.5% for the three months ended March 31, 2026 compared to 5.6% for the three months ended March 31, 2025.

Financial Condition
Total Assets
Total assets decreased $213.8 million, or 0.8%, to $26,426.8 million as of March 31, 2026, from $26,640.6 million as of December 31, 2025, primarily due to decreases in loans and cash and cash equivalents which were partially offset by an increase in investment securities. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2025 can be found in our Annual Report on Form 10-K for the year ended December 31, 2025.
Investment Securities
We manage our investment portfolio to obtain the highest yield possible while meeting our credit and interest rate risk tolerance and liquidity guidelines and satisfying the pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. Our portfolio principally comprises U.S. treasury notes, obligations of U.S. government agencies, U.S. government agency commercial mortgage-backed securities, U.S. agency government residential mortgage-backed securities, U.S. government agency collateralized mortgage obligations, collateralized loan obligation, corporate securities, and tax-exempt municipal securities.
Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95.8% and 94.1% of the investment portfolio’s available-for-sale and held-to-maturity segments, respectively, at March 31, 2026.
Investment securities increased $379.8 million, or 5.0%, to $8,010.0 million, or 30.3% of total assets, as of March 31, 2026, from $7,630.2 million, or 28.6% of total assets, as of December 31, 2025. The increase was primarily resulting from purchases of investment securities, partially offset by pay-downs, maturities, called securities, and a $23.5 million decrease in fair market values during the period.
As of March 31, 2026 and December 31, 2025, the estimated duration of our investment portfolio was 3.3 years.
As of March 31, 2026 and December 31, 2025, we had $5,297.6 million and $5,645.8 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities totaled $455.8 million as of March 31, 2026, and were attributable to changes in interest rates. At March 31, 2026 and December 31, 2025, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to maturity securities classified as corporate and municipal securities of $0.5 million.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $473.2 million to $14,728.4 million as of March 31, 2026 as compared to $15,201.6 million as of December 31, 2025.

The following table presents the composition and comparison of loans held for investment for the periods indicated:

	March 31, 2026	December 31, 2025	$ Change	% Change
Real estate:
Commercial	$8,040.5	$8,144.4	$(103.9)	(1.3)%
Construction	669.1	837.2	(168.1)	(20.1)
Residential	2,084.3	2,108.8	(24.5)	(1.2)
Agricultural	619.2	629.0	(9.8)	(1.6)
Total real estate	11,413.1	11,719.4	(306.3)	(2.6)
Consumer:
Indirect	419.4	477.5	(58.1)	(12.2)
Direct and advance lines	128.0	131.5	(3.5)	(2.7)
Total consumer	547.4	609.0	(61.6)	(10.1)
Commercial	2,342.9	2,359.6	(16.7)	(0.7)
Agricultural	426.8	520.2	(93.4)	(18.0)
Other, including overdrafts	5.8	1.7	4.1	241.2
Deferred loan fees and costs	(7.6)	(8.3)	0.7	(8.4)
Loans held for investment, net of deferred loan fees and costs	$14,728.4	$15,201.6	$(473.2)	(3.1)
The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025, which resulted in $58.1 million of continued amortization for the indirect portfolio in the first quarter of 2026. The remaining decline in loan balances is due to larger agricultural loan payoffs, and other loan paydowns and payoffs during the first quarter of 2026.
Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $21.3 million, or 16.0%, to $154.8 million as of March 31, 2026, from $133.5 million as of December 31, 2025, primarily due to a single client relationship comprised of commercial and commercial real estate loans. As of March 31, 2026, there were approximately $53.1 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $1.1 million as of March 31, 2026 compared to $1.4 million as of December 31, 2025.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $3.2 million, or 94.1%, to $6.6 million as of March 31, 2026, from $3.4 million as of December 31, 2025.

The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	March 31, 2026	December 31, 2025
Non-performing loans:
Non-accrual loans	$154.8	$133.5
Accruing loans past due 90 days or more	1.1	1.4
Total non-performing loans	155.9	134.9
OREO	6.6	3.4
Total non-performing assets	$162.5	$138.3

Non-accrual loans to loans held for investment	1.05%	0.88%
Non-performing assets to loans held for investment and OREO	1.10	0.91
Non-performing assets to total assets	0.61	0.52
Allowance for credit losses to non-performing loans	125.59	141.88
The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	March 31, 2026	Percent of Total	December 31, 2025	Percent of Total
Real estate:
Commercial	$34.6	22.2%	$35.9	26.6%
Construction	4.3	2.7	4.3	3.2
Residential	13.7	8.8	14.0	10.4
Agricultural	27.6	17.7	27.1	20.1
Total real estate	80.2	51.4	81.3	60.3
Consumer
Indirect	4.5	2.9	5.7	4.2
Direct	0.7	0.4	0.7	0.5
Total consumer	5.2	3.3	6.4	4.7
Commercial	43.6	28.0	22.6	16.8
Agricultural	26.9	17.3	24.6	18.2
Total non-performing loans	$155.9	100.0%	$134.9	100.0%

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
Our allowance for credit losses was $195.8 million, or 1.33% of loans held for investment as of March 31, 2026 compared to $191.4 million, or 1.26% of loans held for investment, as of December 31, 2025. The increase reflected changes related to the specific valuation allowance on nonaccrual loans, partially offset by changes in the mix of loan balances. The Company’s allowance for off-balance sheet credit losses was $5.8 million as of March 31, 2026, compared to $5.9 million as of December 31, 2025.

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
The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated:

Allowance for Credit Losses	Three Months Ended
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Allowance for credit losses on loans:
Beginning balance	$191.4	$205.8	$204.1
Provision for credit losses	6.8	7.7	20.2
Charge offs:
Real estate
Commercial	—	19.0	—
Residential	0.5	0.3	0.3
Consumer	3.8	3.4	4.7
Commercial	2.2	1.7	2.9
Agricultural	—	0.1	2.9
Total charge-offs	6.5	24.5	10.8
Recoveries:
Real estate
Commercial	1.2	0.1	—
Construction	—	0.1	—
Residential	0.3	0.1	0.1
Agricultural	—	0.5	—
Consumer	1.0	0.8	1.2
Commercial	1.5	0.7	0.5
Agricultural	0.1	0.1	—
Total recoveries	4.1	2.4	1.8
Net charge-offs	2.4	22.1	9.0
Ending balance	$195.8	$191.4	$215.3

Allowance for off-balance sheet credit losses:
Beginning balance	$5.9	$6.3	$5.2
Reduction of off-balance sheet credit losses	(0.1)	(0.4)	(0.1)
Ending balance	$5.8	$5.9	$5.1

Allowance for credit losses on investment securities:
Beginning balance	$0.5	$0.7	$0.9
Reduction of credit losses on investment securities	—	(0.2)	(0.1)
Ending balance	$0.5	$0.5	$0.8

Total allowance for credit losses	$202.1	$197.8	$221.2
Total provision for credit losses	6.7	7.1	20.0
Loans held for investment, net of deferred fees and costs	14,728.4	15,201.6	17,377.3
Average loans	15,032.1	15,540.5	17,668.6
Net loans charged-off to average loans, annualized	0.06%	0.56%	0.21%
Allowance to non-accrual loans	126.49	143.37	112.19
Allowance to loans held for investment	1.33	1.26	1.24

Total Liabilities
Total liabilities decreased $125.3 million, or 0.5%, to $23,068.3 million as of March 31, 2026, from $23,193.6 million as of December 31, 2025, primarily due to a decrease in deposits which was partially offset by an increase in accrued expenses related to unsettled investment security purchases.
Deposits
Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $205.3 million, or 0.9%, to $21,883.0 million as of March 31, 2026, from $22,088.3 million as of December 31, 2025, with decreases in all types of deposits except interest bearing savings.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	March 31, 2026	Percent of Total	December 31, 2025	Percent of Total
Noninterest bearing demand	$5,229.0	23.9%	$5,286.8	23.9%
Interest bearing:
Demand	6,257.3	28.6	6,319.7	28.6
Savings	7,961.7	36.4	7,843.5	35.5
Time, $250,000 or more	694.7	3.2	792.9	3.6
Time, other (1)	1,740.3	7.9	1,845.4	8.4
Total interest bearing	16,654.0	76.1	16,801.5	76.1
Total deposits	$21,883.0	100.0%	$22,088.3	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits, or Intrafi, deposits of $13.5 million and $13.4 million as of March 31, 2026 and December 31, 2025, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the DIF of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at March 31, 2026 was $7.8 billion, or 35.6% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $88.5 million, or 2.6%, to $3,358.5 million as of March 31, 2026, from $3,447.0 million as of December 31, 2025, due to cash dividends paid, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, stock repurchases as part of the stock repurchase program, and an increase to the unrealized losses on available-for-sale securities through other comprehensive income, partially offset the retention of retained earnings.
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

During the three months ended March 31, 2026, 2,392,893 shares of common stock were repurchased under the stock repurchase program at a total cost of $84.0 million or at a weighted average price of $35.09 per share. As of March 31, 2026, following these repurchases, approximately $98.4 million remained available for future purchases under the program. From April 1, 2026 to April 30, 2026, the Company purchased approximately 303 thousand shares of common stock, for a total repurchase of approximately $10.4 million. As of April 30, 2026, following these 2026 repurchases and the January 2026 increase in the authorized aggregate dollar value of shares to be repurchased under the repurchase program, approximately $88.0 million remained available for future purchases under the program.
On April 28, 2026, the Company’s board of directors declared a dividend of $0.47 per common share, payable on May 21, 2026, to common stockholders of record as of May 11, 2026. The dividend equates to a 5.3% annual yield based on the $35.76 average closing price of the Company’s common stock as reported on NASDAQ during the first quarter of 2026.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of March 31, 2026 and December 31, 2025, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the three months ended March 31, 2026, net cash provided by operating activities was $55.0 million, net cash provided by investing activities was $186.3 million and net cash used in financing activities was $342.3 million. Major uses of cash were $205.3 million in outflows of deposits. Major sources of cash included $475.5 million in net loan activity and $229.2 million in investment security maturities and paydowns. Total cash and cash equivalents were $1,208.7 million as of March 31, 2026, compared to $1,309.7 million as of December 31, 2025. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “–Financial Condition – Deposits,” above.
As of March 31, 2026, the Company had $125.0 million of aggregate principal amount of fixed-to-floating rate subordinated notes due June 15, 2035, and available borrowing capacity of $5,036.8 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $4,890.5 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans.
As of March 31, 2026, the Company sponsored twelve wholly-owned business trusts. The trusts were formed for the exclusive purpose of issuing an aggregate of $149.9 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $4.9 million of common equity securities to First Interstate BancSystem, Inc. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by First Interstate BancSystem, Inc.

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

	March 31, 2026			December 31, 2025
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	Total
Total borrowing capacity	$5.0	$4.9	$9.9	$5.4	$3.6	$9.0
Borrowings outstanding	—	—	—	—	—	—
Remaining Capacity, at period end	$5.0	$4.9	$9.9	$5.4	$3.6	$9.0

Cash and due from banks			0.3			0.4
Interest bearing deposits			0.9			1.0
Total available liquidity			$11.1			$10.4

Through the Bank’s relationship with the FHLB, the Bank owns $10.6 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Bank’s borrowing capacity is dependent upon the amount of collateral the Bank places at the FHLB.
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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in total deposit pricing for a given change in market interest rates. In up-rate scenarios, the total deposit beta is 30% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the total deposit beta is 29% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this simulation due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at March 31, 2026 indicate a balanced repricing dynamic between interest earning assets and interest-bearing liabilities.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	March 31, 2026
+200	1.04%
+100	0.61
-100	(0.99)
-200	(2.07)
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
As of March 31, 2026, the Company does not have any active interest rate derivatives designated as cash flow hedges. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 1A.    Risk Factors
There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 during the period covered by this quarterly report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended March 31, 2026.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2026.

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs(1)
January 1, 2026 to January 31, 2026
Stock Repurchase Program(1)	13,232	$34.76	13,232	$181,963,478
February 1, 2026 to February 28, 2026
Stock Repurchase Program(1)	1,038,481	36.77	1,038,481	143,776,027
Employee Transactions(2)	320	39.00	—	—
March 1, 2026 to March 31, 2026
Stock Repurchase Program(1)	1,341,180	33.80	1,341,180	98,447,259
Employee Transactions(2)	667	33.22	—	—
Total	2,393,880	$35.09	2,392,893	$98,447,259
(1)    On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program. Under the stock repurchase program, the Company was provided authorization to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the Board authorized an increase to the repurchase program of an additional $150.0 million of the Company’s issued and outstanding shares of common stock, bringing the total repurchase authorization since August 2025 to $300.0 million. Shares of common stock may be purchased through open market purchases, private transactions, block trades, authorized Rule 10b5-1 trading plans, or otherwise in accordance with applicable federal securities laws, including pursuant to Rule 10b-18 under the Exchange Act. Management’s decision to repurchase shares of common stock will depend on a number of factors, such as general market and economic conditions, the trading price of the common stock, alternative uses for capital, the Company’s financial performance, and corporate and regulatory requirements. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information.
(2)    Stock repurchases were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants of the Company’s 2015 Equity and Incentive Plan.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	May 7, 2026	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	May 7, 2026	By:	/S/ DAVID P. DELLA CAMERA
David P. Della Camera Executive Vice President and Chief Financial Officer