Form 10-Q
period 2026-09-30
FIRST INTERSTATE BANCSYSTEM INC
filed 2026-11-02
CIK 860413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
OR
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
Registrant’s telephone number, including area code: (406) 255-5322
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 30, 2026 – Common stock	92,581,035

Quarterly Report on Form 10-Q

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$337.4	$358.2
Interest bearing deposits in banks	915.2	951.4
Federal funds sold	—	0.1
Total cash and cash equivalents	1,252.6	1,309.7
Investment securities:
Available-for-sale, at fair value	5,886.0	5,288.1
Held-to-maturity (estimated fair values of $1,885.8 at September 30, 2026 and $2,136.6 at December 31, 2025)	2,159.2	2,342.1
Total investment securities	8,045.2	7,630.2
FHLB and FRB stock, at cost	106.3	106.3
Loans held for sale ($2.2 and $1.1 of which is recorded at fair value at September 30, 2026 and December 31, 2025, respectively)	2.2	73.6
Loans held for investment, net of deferred fees and costs	13,985.4	15,201.6
Allowance for credit losses	(181.4)	(191.4)
Net loans held for investment	13,804.0	15,010.2
Goodwill	1,100.9	1,100.9
Company-owned life insurance	530.2	523.0
Premises and equipment, net of accumulated depreciation	405.7	406.6
Other intangibles, net of accumulated amortization	43.3	53.3
Accrued interest receivable	104.0	102.6
Mortgage servicing rights, net of accumulated amortization	21.5	23.1
Other real estate owned	3.9	3.4
Deferred tax asset, net	95.5	59.6
Other assets	254.3	238.1
Total assets	$25,769.6	$26,640.6
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$5,446.4	$5,286.8
Interest bearing	15,942.1	16,801.5
Total deposits	21,388.5	22,088.3
Securities sold under repurchase agreements	484.2	479.6
Accounts payable and accrued expenses	406.1	286.8
Accrued interest payable	30.8	36.9
Long-term debt	146.8	146.3
Allowance for credit losses on off-balance sheet credit exposures	8.3	5.9
Subordinated debentures held by subsidiary trusts	149.9	149.8
Total liabilities	22,614.6	23,193.6
Stockholders’ equity:
Preferred stock, $0.00001 par value; 100,000 shares authorized at September 30, 2026 and December 31, 2025; zero issued and outstanding, respectively	—	—
Common stock and additional paid-in-capital, $0.00001 par value; 150,000,000 shares authorized at September 30, 2026 and December 31, 2025; 93,514,753 and 101,105,745 shares issued and outstanding, respectively	2,125.5	2,350.9
Retained earnings	1,343.6	1,274.2
Accumulated other comprehensive loss, net	(314.1)	(178.1)
Total stockholders’ equity	3,155.0	3,447.0
Total liabilities and stockholders’ equity	$25,769.6	$26,640.6
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$201.3	$233.8	$610.0	$714.8
Interest and dividends on investment securities:
Taxable	61.0	47.8	175.0	148.7
Exempt from federal taxes	0.6	0.7	2.0	2.1
Interest and dividends on FHLB and FRB stock	1.4	1.3	3.9	6.3
Interest on deposits in banks	8.2	8.4	23.5	20.9
Total interest income	272.5	292.0	814.4	892.8
Interest expense:
Interest on deposits	60.2	76.9	187.3	227.3
Interest on securities sold under repurchase agreements	1.0	1.2	2.9	3.5
Interest on other borrowed funds	—	0.4	—	26.2
Interest on long-term debt	2.6	3.8	7.8	8.2
Interest on subordinated debentures held by subsidiary trusts	2.5	2.9	7.3	8.6
Total interest expense	66.3	85.2	205.3	273.8
Net interest income	206.2	206.8	609.1	619.0
Provision for credit losses	10.5	—	14.0	19.7
Net interest income after provision for credit losses	195.7	206.8	595.1	599.3
Noninterest income:
Payment services revenues	16.7	16.8	49.1	51.7
Mortgage banking revenues	1.5	1.5	4.3	4.7
Wealth management revenues	11.1	10.4	32.2	29.9
Service charges on deposit accounts	6.4	7.0	19.5	20.5
Other service charges, commissions, and fees	2.1	2.1	6.1	6.5
Other income	5.5	5.9	15.4	13.5
Gain on sale of branches, net	—	—	19.5	—
Total noninterest income	43.3	43.7	146.1	126.8
Noninterest expense:
Salaries and wages	65.9	66.2	199.3	199.8
Employee benefits	19.5	18.2	59.7	56.1
Outsourced technology services	16.7	14.9	49.3	42.4
Occupancy, net	13.4	13.2	40.4	40.3
Furniture and equipment	4.4	5.3	14.0	15.5
OREO expense, net	(0.1)	—	(0.6)	0.5
Professional fees	5.1	6.1	16.1	17.3
FDIC insurance premiums	3.2	3.7	9.4	12.0
Other intangibles amortization	3.2	3.4	9.8	10.2
Other expenses	25.8	26.9	76.2	79.5
Total noninterest expense	157.1	157.9	473.6	473.6
Income before income tax	81.9	92.6	267.6	252.5
Provision for income tax	19.7	21.2	61.3	59.2
Net income	$62.2	$71.4	$206.3	$193.3

Earnings per common share (Basic)	$0.66	$0.69	$2.13	$1.87
Earnings per common share (Diluted)	0.65	0.69	2.13	1.87
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$62.2	$71.4	$206.3	$193.3
Other comprehensive (loss) income, before tax:
Investment securities available-for-sale:
(Increase) decrease in unrealized losses during the period	(147.6)	38.1	(181.5)	153.5
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	0.3	0.1	0.5	—
Cash flow hedges:
Change in unrealized gains on derivatives	—	—	—	1.9
Reclassification adjustment for derivatives net losses included in net income	(0.1)	0.2	(0.2)	1.6
Other comprehensive (loss) income, before tax	(147.4)	38.4	(181.2)	157.0
Deferred tax benefit (expense) related to other comprehensive income	36.8	(9.6)	45.2	(39.2)
Other comprehensive (loss) income, net of tax	(110.6)	28.8	(136.0)	117.8
Comprehensive (loss) income, net of tax	$(48.4)	$100.2	$70.3	$311.1
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Three Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2026	$2,199.5	$1,326.6	$(203.5)	$3,322.6
Net income	—	62.2	—	62.2
Other comprehensive loss, net of tax benefit	—	—	(110.6)	(110.6)
Common stock transactions:
2,043,529 common shares purchased and retired	(77.2)	—	—	(77.2)
9,029 non-vested common shares issued	—	—	—	—
88,706 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.2	—	—	3.2
Common stock cash dividends declared ($0.47 per share)	—	(45.2)	—	(45.2)
Balance at September 30, 2026	$2,125.5	$1,343.6	$(314.1)	$3,155.0

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2025	$2,463.5	$1,191.2	$(232.9)	$3,421.8
Net income	—	71.4	—	71.4
Other comprehensive income, net of tax expense	—	—	28.8	28.8
Common stock transactions:
844,426 common shares purchased and retired	(27.5)	—	—	(27.5)
6,014 non-vested common shares issued	—	—	—	—
68,508 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	3.3	—	—	3.3
Common stock cash dividends declared ($0.47 per share)	—	(49.1)	—	(49.1)
Balance at September 30, 2025	$2,439.3	$1,213.5	$(204.1)	$3,448.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In millions, except share and per share data) (Unaudited)
	Nine Months Ended September 30,
	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2025	$2,350.9	$1,274.2	$(178.1)	$3,447.0
Net income	—	206.3	—	206.3
Other comprehensive loss, net of tax benefit	—	—	(136.0)	(136.0)
Common stock transactions:
6,456,505 common shares purchased and retired	(234.4)	—	—	(234.4)
424,183 non-vested common shares issued	—	—	—	—
285,891 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	9.0	—	—	9.0
Common stock cash dividends declared ($1.41 per share)	—	(136.9)	—	(136.9)
Balance at September 30, 2026	$2,125.5	$1,343.6	$(314.1)	$3,155.0

	Common stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	$2,459.5	$1,166.4	$(321.9)	$3,304.0
Net income	—	193.3	—	193.3
Other comprehensive income, net of tax expense	—	—	117.8	117.8
Common stock transactions:
952,074 common shares purchased and retired	(30.7)	—	—	(30.7)
521,655 non-vested common shares issued	—	—	—	—
188,288 non-vested common shares forfeited or canceled	—	—	—	—
Stock-based compensation expense	10.5	—	—	10.5
Common stock cash dividends declared ($1.41 per share)	—	(146.2)	—	(146.2)
Balance at September 30, 2025	$2,439.3	$1,213.5	$(204.1)	$3,448.7
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)	Nine Months Ended September 30,
(Unaudited)	2026	2025
Cash flows from operating activities:
Net income	$206.3	$193.3
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	14.0	19.7
Net loss on disposal of premises and equipment	1.9	5.1
Depreciation and amortization	37.8	36.4
Net discount amortization on investment securities	(5.0)	(0.1)
Realized and unrealized net gains on mortgage banking activities	(1.1)	(1.5)
Net (gains) losses and write-downs of OREO and other assets pending disposal	(1.1)	0.5
Net gain on extinguishment of debt	—	0.7
Valuation allowance for loans held for sale	—	6.1
Deferred taxes	9.3	11.9
Net increase in cash surrender value of company-owned life insurance	(12.3)	(7.6)
Stock-based compensation expense	9.0	10.5
Originations of mortgage loans held for sale	(49.4)	(62.6)
Proceeds from sales of mortgage loans held for sale	48.9	64.0
Gain on sale of consumer credit card loans	—	(4.3)
Gain on sale of branches, net	(19.5)	—
Changes in operating assets and liabilities:
(Decrease) increase in accrued interest receivable	(2.4)	10.2
(Increase) decrease in other assets	(18.2)	68.3
Decrease in accrued interest payable	(5.8)	(4.6)
Increase (decrease) in accounts payable and accrued expenses	6.2	(107.7)
Net cash provided by operating activities	218.6	238.3
Cash flows from investing activities:
Purchases of investment securities	(1,299.0)	(652.0)
Proceeds from sales, maturities, and pay-downs of investment securities:
Held-to-maturity	186.4	280.4
Available-for-sale	624.5	1,115.8
Net sales of FHLB and FRB stock	—	70.6
Proceeds from company-owned life insurance settlements	4.7	0.3
Proceeds from sales of consumer credit card loans	—	81.3
Net change in loans held for investment	1,199.1	1,608.3
Proceeds from sale of OREO	4.2	0.7
Net cash distributed in sale of branches	(156.0)	—
Capital expenditures, net of sales	(17.0)	(19.5)
Net cash provided by investing activities	546.9	2,485.9
Cash flows from financing activities:
Net decrease in deposits	(455.7)	(410.6)
Net decrease (increase) in securities sold under repurchase agreements	4.6	(38.7)
Net decrease in other borrowed funds	—	(1,567.5)
Repayments of long-term debt	(0.2)	(100.1)
Payment of debt issuance costs	—	(2.8)
Proceeds from issuance of subordinated notes	—	125.0
Purchase and retirement of common stock	(234.4)	(30.7)
Dividends paid to common stockholders	(136.9)	(146.2)
Net cash used in financing activities	(822.6)	(2,171.6)
Net (decrease) increase in cash and cash equivalents	(57.1)	552.6
Cash and cash equivalents at beginning of period	1,309.7	896.6
Cash and cash equivalents at end of period	$1,252.6	$1,449.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)	Nine Months Ended September 30,
(Unaudited)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$60.9	$24.4
Cash paid during the period for interest expense	211.1	278.2
Supplemental disclosures of noncash investing and financing activities:
Amortization of unrealized gains (losses) on transfers of securities	$(0.5)	$—
Right-of-use assets, net obtained in exchange for operating lease liabilities	10.0	7.5
Right-of-use assets, net obtained in exchange for financing lease liabilities	0.5	—
Transfer of held for sale to held for investment loans, net	8.4	—
Transfer of held for investment loans to held for sale, net	—	311.1
Transfer of loans to other real estate owned	3.6	0.2
Transfer of premises and equipment to held for sale	5.4	13.2
See accompanying notes to unaudited consolidated financial statements.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of First Interstate BancSystem, Inc., and its consolidated subsidiaries, including its wholly-owned subsidiary, First Interstate Bank (“FIB” or “Bank”) (collectively, the “Company”) contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the financial position of the Company at September 30, 2026 and December 31, 2025, the results of operations, changes in stockholders’ equity, and cash flows for each of the three and the nine months ended September 30, 2026 and 2025, in conformity with U.S. generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2025 is derived from audited consolidated financial statements. The unaudited consolidated financial statements have been prepared in conformity with the required interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X; and therefore, do not include all of the information and footnotes required by GAAP for a complete set of financial statements.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a description of significant accounting policies. Operating results for the three and the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(2)    INVESTMENT SECURITIES
The amortized cost and the approximate fair values of investment securities are summarized as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
U.S. Treasury notes	$247.7	$—	$(11.1)	$236.6
State, county, and municipal securities	243.9	—	(40.2)	203.7
Obligations of U.S. government agencies	171.6	—	(5.9)	165.7
U.S. agency commercial mortgage-backed securities	824.3	0.4	(46.5)	778.2
U.S. agency residential mortgage-backed securities	2,874.6	0.1	(188.6)	2,686.1
U.S. agency collateralized mortgage obligations	863.1	0.1	(87.0)	776.2
Private mortgage-backed securities	174.1	—	(24.3)	149.8
Collateralized loan obligation	783.9	1.4	—	785.3
Corporate securities	114.2	—	(9.8)	104.4
Total	$6,297.4	$2.0	$(413.4)	$5,886.0

September 30, 2026	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity:
State, county, and municipal securities	$164.3	$—	$(28.4)	$135.9
Obligations of U.S. government agencies	454.2	—	(50.1)	404.1
U.S. agency commercial mortgage-backed securities	349.1	—	(24.9)	324.2
U.S. agency residential mortgage-backed securities	837.7	—	(113.0)	724.7
U.S. agency collateralized mortgage obligations	347.0	—	(57.0)	290.0
Corporate securities	7.0	—	(0.1)	6.9
Total	$2,159.3	$—	$(273.5)	$1,885.8
(1) Amortized cost presented above excludes an allowance for credit losses of $0.1 million and includes $4.7 million of unamortized gains and $11.9 million of unamortized losses related to the 2021 and 2022 transfer of securities from available-for-sale to held-to-maturity, respectively.

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

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities and the length of time individual investment securities have been in an unrealized loss position as of September 30, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or More		Total
September 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$236.6	$(11.1)	$236.6	$(11.1)
State, county, and municipal securities	9.7	(0.1)	194.0	(40.1)	203.7	(40.2)
Obligations of U.S. government agencies	—	—	161.0	(5.9)	161.0	(5.9)
U.S. agency commercial mortgage-backed securities	28.5	(0.8)	742.7	(45.7)	771.2	(46.5)
U.S. agency residential mortgage-backed securities	1,891.5	(94.5)	778.4	(94.1)	2,669.9	(188.6)
U.S. agency collateralized mortgage obligations	40.1	(1.4)	731.4	(85.6)	771.5	(87.0)
Private mortgage-backed securities	—	—	149.7	(24.3)	149.7	(24.3)
Collateralized loan obligation	—	—	—	—	—	—
Corporate securities	12.4	(0.2)	92.1	(9.6)	104.5	(9.8)
Total	$1,982.2	$(97.0)	$3,085.9	$(316.4)	$5,068.1	$(413.4)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-Sale:
U.S. Treasury notes	$—	$—	$237.7	$(8.8)	$237.7	$(8.8)
State, county, and municipal securities	—	—	210.4	(27.2)	210.4	(27.2)
Obligations of U.S. government agencies	2.4	—	195.8	(4.2)	198.2	(4.2)
U.S. agency commercial mortgage-backed securities	1.3	—	821.6	(36.1)	822.9	(36.1)
U.S. agency residential mortgage-backed securities	254.4	(1.1)	956.5	(67.6)	1,210.9	(68.7)
U.S. agency collateralized mortgage obligations	—	—	869.9	(64.8)	869.9	(64.8)
Private mortgage-backed securities	—	—	174.3	(19.5)	174.3	(19.5)
Corporate securities	—	—	150.0	(8.7)	150.0	(8.7)
Total	$258.1	$(1.1)	$3,616.2	$(236.9)	$3,874.3	$(238.0)

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company determines the allowance for credit losses on both available-for-sale and held-to-maturity investment securities by a discounted cash flow approach, when needed, using each security’s effective interest rate at the time of purchase or upon acquisition. The allowance for credit losses for available-for-sale investment securities is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows, however, the amount of credit losses is limited to the amount of a security’s unrealized loss. The allowance for credit losses on held-to-maturity investment securities is representative of current expected credit losses that management expects to be incurred over the life of the investment and established through a charge to provision for credit losses in current period earnings. For held-to-maturity investment securities, the Company has the intent and ability to hold these investment securities to maturity.
The investment securities portfolio primarily contains securities that are guaranteed by a sovereign entity or are generally considered to have non-credit related risks, such as interest rate risk or liquidity factors. The Company considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred.
As of September 30, 2026 and December 31, 2025, the Company had 764 and 633 individual available-for-sale investment securities, respectively, that were in an unrealized loss position, which was related primarily to fluctuations in current interest rates. As of September 30, 2026, the Company does not intend to sell nor is it more likely than not the Company will be required to sell any available-for-sale securities with unrealized losses.
The Company had no allowance for credit losses on available-for-sale investment securities as of September 30, 2026 and December 31, 2025.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. As of September 30, 2026 and December 31, 2025, the held-to-maturity portfolio is primarily composed of investment grade or better securities. The Company had a $0.1 million and a $0.5 million allowance for credit losses for held-to-maturity corporate and state, county, and municipal investment securities as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company had $30.1 million and $27.8 million, respectively, of accrued interest receivable from investment securities on the consolidated balance sheets. Accrued interest receivable is presented as a separate line item on the consolidated balance sheets and is not included in the carrying value of our securities.
During the three and the nine months ended September 30, 2026 and 2025, there were no gross realized gains or losses on the disposition of available-for-sale investment securities.
The following schedule represents the amortized cost and fair value of debt securities by contractual maturity date. Actual maturities may differ from their expected or contractual maturities because the related contracts permit in some instances issuers or borrowers to prepay the underlying obligations, with or without prepayment penalties.

	Available-for-Sale		Held-to-Maturity
September 30, 2026	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$299.9	$297.0	$29.5	$29.5
After one year but within five years	956.1	894.1	384.2	346.9
After five years but within ten years	225.9	188.9	86.8	73.5
After ten years	903.7	894.0	200.2	161.5
Total	2,385.6	2,274.0	700.7	611.4
Mortgage-backed securities [1]	3,911.8	3,612.0	1,458.6	1,274.4
Grand total	$6,297.4	$5,886.0	$2,159.3	$1,885.8

[1] Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
As of September 30, 2026, the Company held investment securities callable within one year having amortized costs and estimated fair values of $824.5 million and $789.3 million, respectively. These investment securities are primarily included in the “after five years” categories in the table above.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
As of September 30, 2026 and December 31, 2025, the Company had securities with carrying values of $2,702.9 million and $2,983.6 million, respectively, for investment securities pledged to secure public deposits, derivatives, and securities sold under repurchase agreements that had estimated fair values as of September 30, 2026 and December 31, 2025, of $2,420.1 million and $2,781.2 million, respectively. All securities sold under repurchase agreements are with clients and mature on the next banking day. The Company retains possession of the underlying securities sold under repurchase agreements.
As of September 30, 2026 and December 31, 2025, the Company held $106.3 million in equity securities primarily in a combination of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stocks, which are restricted nonmarketable securities acquired to meet regulatory requirements and related to outstanding borrowings. These securities are carried at cost.
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

	September 30, 2026	December 31, 2025
Real estate:
Commercial	$—	$19.5
Construction	—	1.3
Residential	—	3.5
Residential mortgage, at fair value	2.2	1.1
Agricultural	—	17.8
Total real estate	2.2	43.2
Consumer:
Direct and advance lines	—	2.5
Total consumer	—	2.5
Commercial	—	7.4
Agricultural	—	20.5
Total loans held for sale	$2.2	$73.6

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
(4)    LOANS HELD FOR INVESTMENT

The following table presents loans by class of receivable and portfolio segment as of the dates indicated:

	September 30, 2026	December 31, 2025
Real estate:
Commercial	$7,876.3	$8,144.4
Construction	541.7	837.2
Residential	2,007.9	2,108.8
Agricultural	553.5	629.0
Total real estate	10,979.4	11,719.4
Consumer:
Indirect	321.3	477.5
Direct and advance lines	123.6	131.5
Total consumer	444.9	609.0
Commercial	2,223.5	2,359.6
Agricultural	346.4	520.2
Other, including overdrafts	0.3	1.7
Loans held for investment	13,994.5	15,209.9
Deferred loan fees and costs	(9.1)	(8.3)
Loans held for investment, net of deferred fees and costs	13,985.4	15,201.6
Allowance for credit losses	(181.4)	(191.4)
Net loans held for investment	$13,804.0	$15,010.2

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Allowance for Credit Losses
The following tables represent, by loan portfolio segments, the activity in the allowance for credit losses for loans held for investment:

Three Months Ended September 30, 2026	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$127.9	$(0.4)	$(2.7)	$0.2	$125.0
Consumer	10.5	1.5	(3.1)	1.2	10.1
Commercial	40.3	3.6	(3.2)	0.4	41.1
Agricultural	3.5	4.4	(2.9)	0.2	5.2
Total allowance for credit losses	$182.2	$9.1	$(11.9)	$2.0	$181.4

Nine Months Ended September 30, 2026	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$131.2	$(6.2)	$(4.2)	$4.2	$125.0
Consumer	11.2	4.9	(9.3)	3.3	10.1
Commercial	36.9	9.2	(7.5)	2.5	41.1
Agricultural	12.1	4.1	(11.4)	0.4	5.2
Total allowance for credit losses	$191.4	$12.0	$(32.4)	$10.4	$181.4

Three Months Ended September 30, 2025	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$148.7	$1.7	$(0.8)	$1.5	$151.1
Consumer	12.0	1.9	(3.8)	2.2	12.3
Commercial	42.9	(4.9)	(2.1)	0.7	36.6
Agricultural	6.0	(0.2)	—	—	5.8
Total allowance for credit losses	$209.6	$(1.5)	$(6.7)	$4.4	$205.8

Nine Months Ended September 30, 2025	Beginning Balance	Provision for (reversal of) Credit Losses	Loans Charged-Off(2)	Recoveries Collected	Ending Balance
Allowance for credit losses (1)
Real estate	$139.4	$9.2	$(4.3)	$6.8	$151.1
Consumer	16.8	4.7	(14.1)	4.9	12.3
Commercial	38.9	3.3	(7.2)	1.6	36.6
Agricultural	9.0	1.6	(4.9)	0.1	5.8
Total allowance for credit losses	$204.1	$18.8	$(30.5)	$13.4	$205.8

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the principal balance of collateral-dependent loans by class of receivable as of the dates indicated:

	Collateral Type
As of September 30, 2026	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$53.3	$—	$53.3
Construction	—	3.7	—	3.7
Residential	—	0.6	—	0.6
Agricultural	—	19.7	—	19.7
Total real estate	—	77.3	—	77.3
Commercial	23.9	5.2	0.7	29.8
Agricultural	10.9	0.4	1.7	13.0
Total collateral-dependent loans	$34.8	$82.9	$2.4	$120.1

	Collateral Type
As of December 31, 2025	Business Assets	Real Property	Other	Total
Real estate:
Commercial	$—	$33.5	$—	$33.5
Construction	—	3.8	—	3.8
Residential	—	2.6	—	2.6
Agricultural	0.5	23.3	—	23.8
Total real estate	0.5	63.2	—	63.7
Commercial	5.3	8.4	1.3	15.0
Agricultural	22.9	0.5	—	23.4
Total collateral-dependent loans	$28.7	$72.1	$1.3	$102.1
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

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of September 30, 2026	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$9.5	$1.8	$—	$11.3	$7,808.0	$57.0	$7,876.3
Construction	—	—	—	—	537.2	4.5	541.7
Residential	2.7	1.2	—	3.9	1,992.6	11.4	2,007.9
Agricultural	2.8	—	—	2.8	528.4	22.3	553.5
Total real estate	15.0	3.0	—	18.0	10,866.2	95.2	10,979.4
Consumer:
Indirect	4.2	1.3	—	5.5	311.9	3.9	321.3
Direct and advance lines	0.9	0.3	0.1	1.3	121.5	0.8	123.6
Total consumer	5.1	1.6	0.1	6.8	433.4	4.7	444.9
Commercial	7.8	1.0	0.9	9.7	2,178.0	35.8	2,223.5
Agricultural	2.4	0.3	—	2.7	329.3	14.4	346.4
Other, including overdrafts	—	—	—	—	0.3	—	0.3
Loans held for investment	$30.3	$5.9	$1.0	$37.2	$13,807.2	$150.1	$13,994.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total Loans	Current	Non-accrual	Total
As of December 31, 2025	Past Due	Past Due	Past Due	Past Due	Loans	Loans (1)(2)(3)	Loans
Real estate:
Commercial	$34.1	$5.7	$0.3	$40.1	$8,068.7	$35.6	$8,144.4
Construction	13.4	0.1	—	13.5	819.4	4.3	837.2
Residential	8.3	2.5	0.1	10.9	2,084.0	13.9	2,108.8
Agricultural	0.2	—	—	0.2	601.7	27.1	629.0
Total real estate	56.0	8.3	0.4	64.7	11,573.8	80.9	11,719.4
Consumer:
Indirect	6.5	1.7	0.1	8.3	463.6	5.6	477.5
Direct and advance lines	0.9	0.2	—	1.1	129.7	0.7	131.5
Total consumer	7.4	1.9	0.1	9.4	593.3	6.3	609.0
Commercial	3.1	4.9	0.9	8.9	2,329.0	21.7	2,359.6
Agricultural	0.5	0.6	—	1.1	494.5	24.6	520.2
Other, including overdrafts	—	—	—	—	1.7	—	1.7
Loans held for investment	$67.0	$15.7	$1.4	$84.1	$14,992.3	$133.5	$15,209.9

(1) As of September 30, 2026 and December 31, 2025, none of our non-accrual loans were earning interest income. Additionally, $0.8 million and $3.2 million of interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2026, respectively, and $2.0 million and $3.5 million interest income was recognized on non-accrual loans during the three and the nine months ended September 30, 2025, respectively. There were $0.5 million and $2.1 million in reversals of accrued interest during the three and the nine months ended September 30, 2026, respectively, and $0.4 million and $2.9 million in reversals of accrued interest during the three and the nine months ended September 30, 2025, respectively.
(2) As of September 30, 2026 and December 31, 2025, there were approximately $60.4 million and $59.8 million, respectively, of non-accrual loans for which there was no related allowance for credit loss, as these loans had sufficient collateral securing the loan for repayment.
(3) As of September 30, 2026, there were approximately $4.6 million, $4.7 million, and $84.7 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively. As of December 31, 2025, there were approximately $4.5 million, $3.8 million, and $60.5 million of non-accrual loans that were 30-59 days past due, 60-89 days past due, and 90 days or more past due, respectively.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the amortized cost basis of loans, by class and by type of modification, at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the periods indicated. The percentage of the principal balance of loans that were modified to borrowers in financial distress as compared to the principal balance of each class of receivable is also presented below:

Three Months Ended September 30, 2026	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$5.5	$—	$5.5	0.07%
Agricultural	0.1	—	0.1	0.02
Total real estate	5.6	—	5.6	0.05
Commercial	30.1	—	30.1	1.35
Agricultural	14.0	—	14.0	4.04
Loans held for investment (2)	$49.7	$—	$49.7	0.36

Nine Months Ended September 30, 2026
Real estate:
Commercial	$9.0	$0.2	$9.2	0.12%
Construction	2.0	—	2.0	0.37
Agricultural	14.8	—	14.8	2.67
Total real estate	25.8	0.2	26.0	0.24
Commercial	36.6	0.2	36.8	1.66
Agricultural	27.5	—	27.5	7.94
Loans held for investment (2)	$89.9	$0.4	$90.3	0.65

Three Months Ended September 30, 2025	Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Class of Loans Held for Investment (1)
Real estate:
Commercial	$2.3	$—	$2.3	0.03%
Construction	1.7	—	1.7	0.18
Agricultural	12.1	2.8	14.9	2.39
Total real estate	16.1	2.8	18.9	0.15
Commercial	20.4	—	20.4	0.83
Agricultural	3.7	—	3.7	0.75
Loans held for investment (2)	$40.2	$2.8	$43.0	0.27

Nine Months Ended September 30, 2025
Real estate:
Commercial	$14.5	$0.8	$15.3	0.18%
Construction	1.9	—	1.9	0.20
Residential	0.3	0.1	0.4	0.02
Agricultural	12.1	2.8	14.9	2.39
Total real estate	28.8	3.7	32.5	0.27
Commercial	24.8	0.2	25.0	1.02
Agricultural	6.0	—	6.0	1.21
Loans held for investment (2)	$59.6	$3.9	$63.5	0.40

(1) Based on the principal balance as of period end, divided by the period end principal balance of the corresponding class of receivables.
(2) As of September 30, 2026 and 2025, the Company excluded $0.6 million and $0.7 million, respectively, in accrued interest from the amortized cost of the identified loans.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods indicated:

		Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2026	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	16.3	0.0	—%
Agricultural	123.0	0.0	—
Commercial	6.7	0.0	—
Agricultural	7.5	0.0	—

Nine Months Ended September 30, 2026
Real estate:
Commercial	47.3	120.0	1.7%
Construction	13.6	0.0	—
Agricultural	11.5	0.0	—
Commercial	10.4	9.0	0.8
Agricultural	7.7	0.0	—

		Term Extension and Interest Rate Reduction
Three Months Ended September 30, 2025	Weighted-Average Months of Term Extension	Weighted-Average Months of Term Extension	Weighted-Average Interest Rate Reduction
Real estate:
Commercial	7.7	0.0	—%
Construction	12.0	0.0	—
Agricultural	12.6	4.0	0.3
Commercial	4.9	0.0	—
Agricultural	7.2	0.0	—

Nine Months Ended September 30, 2025
Real estate:
Commercial	13.2	13.3	0.9%
Construction	7.4	0.0	—
Residential	22.3	84.8	2.2
Agricultural	12.6	4.0	0.3
Commercial	6.4	20.7	0.8
Agricultural	7.3	0.0	—
The Company monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the accruing loans that were modified during the twelve-months ended September 30, 2026 and 2025, there were $1.9 million and $0.8 million of loans classified as past due 30 days or more, respectively, with the remaining accruing loans performing in accordance with the modified terms and classified as current at September 30, 2026 and 2025. Of the non-accrual loans that were modified during the twelve-months ended September 30, 2026 and 2025, there were $28.9 million and $10.5 million of loans classified as past due 30 days or more, respectively, with the remaining non-accrual loans performing in accordance with the modified terms and classified as current at September 30, 2026 and 2025.
There were no commitments to lend additional funds related to the loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
There were $20.0 million and $2.1 million of payment defaults on non-accrual loans subsequent to their modifications during the twelve-months ended September 30, 2026 and 2025. The Company considers a payment default to occur when the loan is 90 days or more past due or the loan is placed on non-accrual status after the modification. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for credit losses continues to be reassessed based on an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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
Substandard — includes loans that are inadequately protected by the current net worth and paying capacity of the borrowers which have well-defined weaknesses that jeopardize the liquidation of the debt. Although the primary source of repayment for a substandard loan may not currently be sufficient, collateral or other sources of repayment are sufficient to satisfy the debt.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company evaluates the credit quality and loan performance for the allowance for credit losses of the following classes of receivables by origination year using the origination date or the loan’s subsequent renewal or modification date based on the aforementioned risk scale as of and for the periods ended:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Commercial real estate:
Pass	$1,006.5	$834.6	$869.6	$903.2	$1,212.9	$2,367.2	$61.5	$14.2	$7,269.7
Special mention	14.2	23.1	18.4	87.5	64.3	107.0	2.2	—	316.7
Substandard	64.9	44.3	11.8	21.1	22.1	95.2	—	—	259.4
Doubtful	2.1	27.1	—	0.5	0.8	—	—	—	30.5
Total	1,087.7	929.1	899.8	1,012.3	1,300.1	2,569.4	63.7	14.2	7,876.3
Construction real estate:
Pass	200.2	113.7	57.5	35.8	43.2	34.4	31.8	2.0	518.6
Special mention	—	7.2	0.5	—	1.4	—	—	—	9.1
Substandard	2.5	3.8	5.1	0.2	0.3	0.1	—	—	12.0
Doubtful	—	—	1.3	—	—	0.7	—	—	2.0
Total	202.7	124.7	64.4	36.0	44.9	35.2	31.8	2.0	541.7
Agricultural real estate:
Pass	51.9	82.0	51.1	32.1	96.2	152.2	11.2	—	476.7
Special mention	2.5	2.8	0.5	1.5	1.3	7.4	0.3	—	16.3
Substandard	20.6	2.3	14.7	1.1	4.7	16.3	0.8	—	60.5
Total	75.0	87.1	66.3	34.7	102.2	175.9	12.3	—	553.5
Commercial:
Pass	386.4	236.2	213.1	166.7	224.7	311.4	536.7	3.1	2,078.3
Special mention	1.8	3.5	24.2	3.9	4.0	1.3	16.2	—	54.9
Substandard	13.8	4.4	5.1	0.8	7.8	2.8	32.3	0.1	67.1
Doubtful	1.1	18.4	—	—	3.7	—	—	—	23.2
Total	403.1	262.5	242.4	171.4	240.2	315.5	585.2	3.2	2,223.5
Agricultural:
Pass	34.7	32.7	16.7	9.7	18.8	6.7	158.3	—	277.6
Special mention	2.1	0.3	0.7	0.6	1.1	—	10.3	—	15.1
Substandard	23.0	2.9	1.4	2.1	0.6	0.5	18.4	—	48.9
Doubtful	—	4.8	—	—	—	—	—	—	4.8
Total	$59.8	$40.7	$18.8	$12.4	$20.5	$7.2	$187.0	$—	$346.4

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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$20.0	$67.0	$45.9	$59.2	$362.2	$941.3	$498.2	$2.7	$1,996.5
Non-performing	0.2	0.5	0.8	1.1	2.8	6.0	—	—	11.4
Total	20.2	67.5	46.7	60.3	365.0	947.3	498.2	2.7	2,007.9
Consumer indirect:
Performing	3.7	19.7	112.7	48.2	67.9	65.2	—	—	317.4
Non-performing	0.1	0.5	1.0	0.7	0.7	0.9	—	—	3.9
Total	3.8	20.2	113.7	48.9	68.6	66.1	—	—	321.3
Consumer direct and advance lines:
Performing	31.0	30.7	16.1	7.6	5.6	7.2	23.5	1.0	122.7
Non-performing	0.1	0.2	0.2	0.1	0.1	0.2	—	—	0.9
Total	$31.1	$30.9	$16.3	$7.7	$5.7	$7.4	$23.5	$1.0	$123.6

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Residential:
Performing	$45.6	$35.5	$71.5	$394.6	$449.2	$596.8	$494.2	$7.4	$2,094.8
Non-performing	0.4	1.1	1.0	4.4	2.2	4.8	0.1	—	14.0
Total	46.0	36.6	72.5	399.0	451.4	601.6	494.3	7.4	2,108.8
Consumer indirect:
Performing	30.8	169.6	74.5	102.1	39.9	54.9	—	—	471.8
Non-performing	0.7	1.4	1.2	1.0	0.6	0.8	—	—	5.7
Total	31.5	171.0	75.7	103.1	40.5	55.7	—	—	477.5
Consumer direct and advance lines:
Performing	47.7	25.6	13.3	9.9	5.3	5.0	23.9	0.1	130.8
Non-performing	0.1	0.2	0.1	0.1	—	0.1	—	0.1	0.7
Total	$47.8	$25.8	$13.4	$10.0	$5.3	$5.1	$23.9	$0.2	$131.5

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following tables summarize the current-period gross charge-offs by class of receivable and portfolio segment as of the dates indicated:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$0.8	$—	$1.1	$—	$0.3	$—	$—	$2.2
Residential	—	0.1	0.1	0.5	1.0	0.2	—	—	1.9
Agricultural	—	—	—	—	—	—	0.1	—	0.1
Total real estate	—	0.9	0.1	1.6	1.0	0.5	0.1	—	4.2
Consumer:
Indirect	—	0.9	1.8	0.8	1.1	1.2	—	—	5.8
Direct and advance lines	0.1	0.6	0.6	0.4	0.1	1.6	—	0.1	3.5
Total consumer	0.1	1.5	2.4	1.2	1.2	2.8	—	0.1	9.3
Commercial	0.2	1.9	1.0	0.5	1.0	0.5	2.2	0.2	7.5
Agricultural	—	6.7	1.4	0.5	—	—	—	2.8	11.4
Total current-period gross charge-offs	$0.3	$11.0	$4.9	$3.8	$3.2	$3.8	$2.3	$3.1	$32.4

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted To Term	Total
Real estate:
Commercial	$—	$0.4	$0.1	$16.2	$5.1	$0.2	$—	$—	$22.0
Residential	0.1	0.5	0.1	0.4	0.2	0.1	—	—	1.4
Agricultural	—	—	0.2	—	—	—	—	—	0.2
Total real estate	0.1	0.9	0.4	16.6	5.3	0.3	—	—	23.6
Consumer:
Indirect	0.6	2.4	2.4	2.4	0.8	1.0	—	—	9.6
Direct and advance lines	0.4	1.2	0.6	0.2	0.1	1.9	—	—	4.4
Credit card	—	—	—	—	—	—	3.5	—	3.5
Total consumer	1.0	3.6	3.0	2.6	0.9	2.9	3.5	—	17.5
Commercial	0.7	1.0	2.5	1.3	0.3	0.4	2.5	0.2	8.9
Agricultural	2.0	2.9	—	—	—	—	0.1	—	5.0
Total current-period gross charge-offs	$3.8	$8.4	$5.9	$20.5	$6.5	$3.6	$6.1	$0.2	$55.0

In the normal course of business, there were no material purchases of portfolio loans and no material sales of loans held for investment during the three and the nine months ended September 30, 2026 or 2025.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company sells residential mortgage loans on either a best efforts or mandatory delivery basis. The Company charges a fee for these transactions, which is included in mortgage banking revenues on the consolidated statements of income which were not material for the periods ended September 30, 2026 and 2025.
The Company also enters into derivative contracts related to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with a third-party financial institution. The Company charges a fee for these transactions, which is included in other service charges, commissions, and fees on the consolidated statements of income which were not material for the periods ended September 30, 2026 and 2025.
For more information regarding our use of derivative instruments and related accounting policies, see Note 8 of our Form 10-K for the year ended December 31, 2025.
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

	September 30, 2026			December 31, 2025
	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value	Notional Amount	Consolidated Balance Sheet Location	Estimated Fair Value
Derivatives not designated as accounting hedges:
Interest rate swap contracts	$1,055.1		$41.6	$1,199.0		$26.6
Interest rate lock commitments	6.8		—	1.0		—
Forward loan sales contracts	6.1		0.1	1.0		—
Derivative assets	$1,068.0	Other assets	$41.7	$1,201.0	Other assets	$26.6

Derivatives not designated as accounting hedges:
Interest rate swap contracts	$1,055.1		$104.7	$1,204.9		$77.3
Risk participation agreements	58.8		—	64.6		—
Derivative liabilities	$1,113.9	Accounts payable and accrued expenses	$104.7	$1,269.5	Accounts payable and accrued expenses	$77.3
There was no unrealized fair value gain or loss on cash flow hedging derivative instruments recognized in other comprehensive income during the three and the nine months ended September 30, 2026, and no unrealized fair value gain or loss on cash flow hedging derivative instruments recognized in other comprehensive income during the three months ended September 30, 2025 and an unrealized fair value loss of $1.9 million for the nine months ended September 30, 2025. All derivatives are carried at fair value in either other assets or other liabilities and all related cash flows are reported in the operating section of the consolidated statements of cash flows.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The tables below present the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the dates indicated:

	September 30, 2026
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received (1)	Net Amount
Interest rate swap and collar contracts	$41.6	$—	$41.6	$—	$41.6	$—
Forward loan sales contracts	0.1	—	0.1	—	—	0.1
Total derivatives	41.7	—	41.7	—	41.6	0.1
Total assets	$41.7	$—	$41.7	$—	$41.6	$0.1
(1) Netting adjustments represent the amounts recorded to convert derivatives assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	Gross Liabilities Recognized	Gross Liabilities Offset in the Balance Sheet	Net Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap and collar contracts	$104.7	$—	$104.7	$—	$—	$104.7
Total derivatives	104.7	—	104.7	—	—	104.7
Repurchase agreements(2)	484.2	—	484.2	—	—	484.2
Total liabilities	$588.9	$—	$588.9	$—	$—	$588.9
(2) Repurchase agreements are fully collateralized by investment securities.

	December 31, 2025
	Gross Assets Recognized	Gross Assets Offset in the Balance Sheet	Net Assets in the Balance Sheet	Financial Instruments	Cash Collateral Received(1)	Net Amount
Interest rate swap and collar contracts	$26.6	$—	$26.6	$—	$26.4	$0.2
Total derivatives	26.6	—	26.6	—	26.4	0.2
Total assets	$26.6	$—	$26.6	$—	$26.4	$0.2
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at September 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.
As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position that have contingent features described above was zero. As of September 30, 2026 and December 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted excess collateral. At September 30, 2026 and December 31, 2025, the Company had not breached any of the settlement acceleration provisions.
(6)    CAPITAL STOCK
The Company’s common stock is traded on the NASDAQ stock market under the symbol “FIBK.”
As of September 30, 2026, the Company is authorized to issue an aggregate of 150,100,000 shares of capital stock, of which 150,000,000 shares are designated as common stock, and 100,000 are designated as preferred stock. Our common stock is uncertificated and has one vote per share.
The Company had 93,514,753 shares and 101,105,745 shares of common stock outstanding as of September 30, 2026 and December 31, 2025, respectively, and no shares of preferred stock outstanding as of September 30, 2026 and December 31, 2025.
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
During the three months ended September 30, 2026, 2,041,198 shares of common stock were repurchased under the stock repurchase program at a total cost of $76.3 million or at a weighted-average price of $37.37 per share. During the nine months ended September 30, 2026, 6,363,860 shares of common stock were repurchased under the stock repurchase program at a total cost of $229.0 million or at a weighted-average price of $35.98 per share. As of September 30, 2026, following these repurchases, approximately $103.4 million remained available for future purchases under the program. The additional stock repurchases during the three and the nine months ended September 30, 2026 and 2025, were redemptions of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s equity compensation plans.
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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$62.2	$71.4	$206.3	$193.3
Weighted-average common shares outstanding for basic earnings per share computation	94,804,869	103,153,579	96,741,358	103,169,158
Dilutive effects of stock-based compensation	287,261	233,412	292,794	235,643
Weighted-average common shares outstanding for diluted earnings per common share computation	95,092,130	103,386,991	97,034,152	103,404,801

Basic earnings per common share	$0.66	$0.69	$2.13	$1.87
Diluted earnings per common share	0.65	0.69	2.13	1.87

Anti-dilutive unvested time restricted stock	—	4,135	—	6,014
The Company had 488,480 and 768,247 shares of unvested restricted stock as of September 30, 2026 and 2025, respectively, that were not included in the computation of diluted earnings per common share because performance conditions for vesting had not been met.
(8)    REGULATORY CAPITAL
As of September 30, 2026 and December 31, 2025, the Company exceeded all capital adequacy requirements to which it is subject. Actual capital amounts and ratios for the Company and its subsidiary Bank, as of September 30, 2026 and December 31, 2025 are presented in the following tables:

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,821.6	17.16%	$1,315.6	8.00%	$1,726.8	10.50%	$1,644.6	10.00%
FIB	2,489.4	15.20	1,310.4	8.00	1,719.9	10.50	1,638.0	10.00
Tier 1 risk-based capital:
Consolidated	2,361.9	14.36	986.7	6.00	1,397.9	8.50	1,315.6	8.00
FIB	2,299.6	14.04	982.8	6.00	1,392.3	8.50	1,310.4	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,361.9	14.36	740.0	4.50	1,151.2	7.00	1,069.0	6.50
FIB	2,299.6	14.04	737.1	4.50	1,146.6	7.00	1,064.7	6.50
Leverage capital ratio:
Consolidated	2,361.9	9.46	998.2	4.00	998.2	4.00	1,247.7	5.00
FIB	2,299.6	9.23	996.2	4.00	996.2	4.00	1,245.3	5.00

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer(1)		Minimum to Be Well Capitalized Under Prompt Corrective Action Requirements(2)
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$2,976.5	17.06%	$1,396.1	8.00%	$1,832.3	10.50%	$1,745.1	10.00%
FIB	2,656.6	15.26	1,392.3	8.00	1,827.4	10.50	1,740.4	10.00
Tier 1 risk-based capital:
Consolidated	2,508.8	14.38	1,047.1	6.00	1,483.3	8.50	1,396.1	8.00
FIB	2,458.8	14.13	1,044.2	6.00	1,479.3	8.50	1,392.3	8.00
Common equity tier 1 risk-based capital:
Consolidated	2,508.8	14.38	785.3	4.50	1,221.6	7.00	1,134.3	6.50
FIB	2,458.8	14.13	783.2	4.50	1,218.3	7.00	1,131.3	6.50
Leverage capital ratio:
Consolidated	2,508.8	9.61	1,043.7	4.00	1,043.7	4.00	1,304.7	5.00
FIB	2,458.8	9.44	1,041.6	4.00	1,041.6	4.00	1,302.0	5.00
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
As of September 30, 2026, the Company had commitments under construction contracts of $5.1 million.
Based on the specific terms stated in the agreements, the Company did not have a significant amount of sold residential mortgage loans with recourse provisions still in effect as of September 30, 2026. The Company did not repurchase a significant amount of loans from secondary market investors under the terms of loan sales agreements during the period ended September 30, 2026. The risk of recourse and the subsequent requirement of loan repurchase to the Company is not significant, and accordingly no liabilities have been established related to such. In addition, the Company made various representations and warranties associated with the sale of loans. The Company has not incurred significant losses resulting from these provisions during the period ended September 30, 2026.

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
The following table presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$6.9	$4.8	$5.9	$5.2
Provision for off-balance sheet credit losses	1.4	1.5	2.4	1.1
Ending balance	$8.3	$6.3	$8.3	$6.3

	September 30, 2026	December 31, 2025
Commitments to extend credit	$2,643.1	$2,638.8
Standby letters of credit	55.6	60.4
(11)    OTHER COMPREHENSIVE INCOME
The gross amounts of each component of other comprehensive (loss) income and the related tax effects for the periods indicated are as follows:

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Investment securities available-for-sale:
(Increase) decrease in unrealized losses during the period	$(147.6)	$38.1	$36.9	$(9.5)	$(110.7)	$28.6
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	0.3	0.1	(0.1)	—	0.2	0.1
Cash flow hedge:
Reclassification adjustment for derivatives net losses included in net income	(0.1)	0.2	—	(0.1)	(0.1)	0.1
Total other comprehensive (loss) income	$(147.4)	$38.4	$36.8	$(9.6)	$(110.6)	$28.8

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)

	Pre-tax		Tax (Expense) Benefit		Net of Tax
Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
Investment securities available-for-sale:
(Increase) decrease in unrealized losses during the period	$(181.5)	$153.5	$45.3	$(38.3)	$(136.2)	$115.2
Net change in unamortized gains on available-for-sale securities transferred into held-to-maturity	0.5	—	(0.1)	—	0.4	—
Cash flow hedge:
Change in unrealized gains on derivatives	—	1.9	—	(0.4)	—	1.5
Reclassification adjustment for derivatives net losses included in net income	(0.2)	1.6	—	(0.5)	(0.2)	1.1
Total other comprehensive (loss) income	$(181.2)	$157.0	$45.2	$(39.2)	$(136.0)	$117.8

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2026	December 31, 2025
Net unrealized loss on investment securities available-for-sale	$(308.8)	$(172.6)
Net unrealized loss on investment securities transferred to held-to-maturity	(5.3)	(5.7)
Net unrealized gain on derivatives	—	0.2
Net accumulated other comprehensive loss	$(314.1)	$(178.1)
(12)    FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For more information about our valuation methodologies for assets and liabilities measured at fair value, as well as the fair value hierarchy, see Note 23 of our Form 10-K for the year ended December 31, 2025.
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment debt securities available-for-sale:
U.S. Treasury notes	$236.6	$—	$236.6	$—
State, county, and municipal securities	203.7	—	203.7	—
Obligations of U.S. government agencies	165.7	—	165.7	—
U.S. agency commercial mortgage-backed securities	778.2	—	778.2	—
U.S. agency residential mortgage-backed securities	2,686.1	—	2,686.1	—
U.S. agency collateralized mortgage obligations	776.2	—	776.2	—
Private mortgage-backed securities	149.8	—	149.8	—
Collateralized loan obligations	785.3	—	785.3	—
Corporate securities	104.4	—	104.4	—
Loans held for sale	2.2	—	2.2	—
Derivative assets:
Interest rate swap contracts	41.6	—	41.6	—
Interest rate lock commitments	—	—	—	—
Derivative liabilities:
Interest rate swap contracts	104.7	—	104.7	—
Deferred compensation plan assets	21.6	21.6	—	—

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

As of September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent loans	$54.5	$—	$—	$54.5
Long-lived assets to be disposed of by sale	3.4	—	—	3.4

As of December 31, 2025
Collateral-dependent loans	$21.5	$—	$—	$21.5
Long-lived assets to be disposed of by sale	1.3	—	—	1.3

Collateral-dependent Loans. Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. The collateral-dependent loans are reported at fair value through specific valuation allowance allocations. When it is determined that the fair value of a collateral-dependent loan is less than the recorded investment in the loan, an allowance for credit losses is recognized on the loan for the difference between the recorded investment and the fair value of the collateral less costs to sell. Collateral values are estimated using independent appraisals and management estimates of current market conditions. As of September 30, 2026 and December 31, 2025, the Company had collateral-dependent loans with a carrying value of $120.1 million and $102.1 million, respectively.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
Long-lived Assets to be Disposed of by Sale. Long-lived assets to be disposed of by sale are carried at the lower of carrying value or fair value less estimated costs to sell. The fair values of long-lived assets to be disposed of by sale are based upon observable market data and management estimates of current market conditions. As of September 30, 2026, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $5.0 million. As of December 31, 2025, the Company had long-lived assets to be disposed of by sale with carrying and fair values aggregating $6.1 million.
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair values:

As of September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
Collateral-dependent loans	$54.5	Appraisal	Appraisal adjustment	3%	-	89%	(37%)
Long-lived assets to be disposed of by sale	3.4	Appraisal	Appraisal adjustment	—	-	—	—

As of December 31, 2025
Collateral-dependent loans	$21.5	Appraisal	Appraisal adjustment	2%	-	99%	(33%)
Long-lived assets to be disposed of by sale	1.3	Appraisal	Appraisal adjustment	—	-	—	—

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

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
The estimated fair values of financial instruments that are reported in the Company’s consolidated balance sheets, and are segregated by the level of the valuation inputs within the fair value hierarchy that are utilized to measure fair value, are as follows:

			Fair Value Measurements at Reporting Date Using
As of September 30, 2026	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,252.6	$1,252.6	$1,252.6	$—	$—
Investment debt securities held-to-maturity	2,159.2	1,885.8	—	1,885.8	—
Accrued interest receivable	104.0	104.0	—	104.0	—
Mortgage servicing rights, net	21.5	27.9	—	—	27.9
Net loans held for investment	13,804.0	13,599.8	—	—	13,599.8
Total financial assets	$17,341.3	$16,870.1	$1,252.6	$1,989.8	$13,627.7

Financial liabilities:
Total deposits, excluding time deposits	$19,259.6	$19,259.6	$19,259.6	$—	$—
Time deposits	2,128.9	2,112.2	—	2,112.2	—
Securities sold under repurchase agreements	484.2	484.2	—	484.2	—
Accrued interest payable	30.8	30.8	—	30.8	—
Long-term debt	146.8	151.3	—	151.3	—
Subordinated debentures held by subsidiary trusts	149.9	141.9	—	141.9	—
Total financial liabilities	$22,200.2	$22,180.0	$19,259.6	$2,920.4	$—

			Fair Value Measurements at Reporting Date Using
As of December 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$1,309.7	$1,309.7	$1,309.7	$—	$—
Investment debt securities held-to-maturity	2,342.1	2,136.6	—	2,136.6	—
Accrued interest receivable	102.6	102.6	—	102.6	—
Mortgage servicing rights, net	23.1	32.3	—	—	32.3
Net loans held for investment	15,010.2	14,769.1	—	—	14,769.1
Total financial assets	$18,787.7	$18,350.3	$1,309.7	$2,239.2	$14,801.4

Financial liabilities:
Total deposits, excluding time deposits	$19,450.0	$19,450.0	$19,450.0	$—	$—
Time deposits	2,638.3	2,629.2	—	2,629.2	—
Securities sold under repurchase agreements	479.6	479.6	—	479.6	—
Accrued interest payable	36.9	36.9	—	36.9	—
Long-term debt	146.3	153.4	—	153.4	—
Subordinated debentures held by subsidiary trusts	149.8	140.0	—	140.0	—
Total financial liabilities	$22,900.9	$22,889.1	$19,450.0	$3,439.1	$—

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
(14)    SUBSEQUENT EVENTS
Subsequent events have been evaluated for potential recognition and disclosure through the date the Company’s financial statements were filed with the SEC. On October 21, 2026, the Company declared a quarterly dividend to common shareholders of $0.47 per share, to be paid on November 13, 2026 to shareholders of record as of November 3, 2026.
On October 1, 2026, the Company redeemed in full the trust securities of FI Statutory Trust V at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through September 30, 2026. The redemption included all of the outstanding debt securities ($10.3 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($10.0 million aggregate principal amount of capital securities and $0.3 million aggregate principal amount of common securities), included in the consolidated balance sheet caption “subordinated debentures held by subsidiary trusts”.
On October 1, 2026, the Company redeemed in full the trust securities of FI Statutory Trust VI at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through September 30, 2026. The redemption included all of the outstanding debt securities ($10.3 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($10.0 million aggregate principal amount of capital securities and $0.3 million aggregate principal amount of common securities), included in the consolidated balance sheet caption “subordinated debentures held by subsidiary trusts”.

FIRST INTERSTATE BANCSYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share data)
On October 6, 2026, the Company caused a redemption notice to be sent to holders of the trust securities of HF Financial Capital Trust V. The Company expects to redeem in full those trust securities on December 1, 2026, at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through November 30, 2026. The redemption would include all of the outstanding debt securities ($5.3 million aggregate principal amount), which would obligate the issuer trust to concurrently redeem all of the outstanding trust securities ($5.0 million capital securities and $0.3 million common securities), included in the consolidated balance sheet caption “subordinated debentures held by subsidiary trusts”.
From October 1, 2026 to October 30, 2026, the Company purchased approximately 935 thousand shares of common stock at a total cost of approximately $33.2 million under the stock repurchase program. Shares purchased since inception of the stock repurchase program from August 2025 through October 30, 2026 totaled approximately 11.0 million shares of common stock at a total cost of approximately $379.7 million.
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
Cautionary Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance, financial condition, results of operations, investment portfolio, market position, or events constitute forward-looking statements. Such statements are identified by words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trends,” “objectives,” “views,” “continues,” “projected,” as well as the negative forms of those words or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “seek,” “might,” “may,” as well as the negative forms of those words or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. A detailed discussion of risks that may cause actual results to differ materially from current expectations in the forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2025, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.
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
Executive Overview
We are a financial and bank holding company focused on community banking. Since our incorporation in Montana in 1971, we have grown both organically and through strategic acquisitions. As of October 30, 2026, we operated 270 banking offices, including branches and detached drive-up facilities, in communities across ten states—Colorado, Idaho, Iowa, Missouri, Montana, Nebraska, Oregon, South Dakota, Washington, and Wyoming. Through our bank subsidiary, First Interstate Bank, we deliver a comprehensive range of banking products and services—including online and mobile banking—to individuals, businesses, government entities, and others throughout our market areas. We are proud to provide financial services and products to clients that participate in a wide variety of industries, including:

•Agriculture	•Healthcare	•Professional services	•Technology
•Construction	•Hospitality	•Real Estate Development	•Tourism
•Education	•Housing	•Retail	•Wholesale trade
•Governmental services
As of September 30, 2026, we had consolidated assets of $25.8 billion, deposits of $21.4 billion, net loans held for investment of $13.8 billion, and total stockholders’ equity of $3.2 billion.
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
Stock Repurchase Program
On August 28, 2025, the board of directors of the Company adopted a new stock repurchase program, pursuant to which the Company has been authorized to repurchase up to $150.0 million of its issued and outstanding shares of common stock on or prior to March 31, 2027, which is the expiration date of the program. On January 27, 2026, the board of directors authorized an increase to the repurchase program of an additional $150.0 million and on July 22, 2026, the board of directors authorized an additional increase to the repurchase program of an additional $150.0 million, or a total of $450.0 million authorized since its adoption in August of 2025. Any repurchased shares will be returned to authorized but unissued shares of common stock, as permitted under applicable Delaware law. As of October 30, 2026, approximately $70.3 million remained available for future purchases under the $450.0 million authorized.
Sale of Certain Nebraska Branches
On April 10, 2026, the Bank closed the transaction with Security First Bank (“Security First”) for a gain of $19.5 million, pursuant to which Security First acquired eleven Nebraska branches from the Bank, including approximately $244.2 million in deposits and loans with outstanding balances of $64.1 million and the owned real estate, the fixed assets and other assets associated with the branches.
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
Closure of Iowa Branch, Oregon Branch, and Washington Branch
The Company closed three branches, one branch in Iowa, one branch in Oregon, and one branch in Washington during the third quarter of 2026.
Pending Closure of Colorado Branch, South Dakota Branch, and Oregon Branch
As previously announced, following a strategic review, the Company intends to close three branches, one branch in Colorado, one branch in South Dakota, and one branch in Oregon during the fourth quarter of 2026. These branch closures are intended to enhance operational efficiency and better position the Company for long-term success.
Redemption of Trust Preferred Securities
On October 1, 2026, the Company redeemed in full the trust securities of FI Statutory Trust V at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through September 30, 2026. The redemption included all of the outstanding debt securities ($10.3 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($10.0 million of capital securities and $0.3 million of common securities).
On October 1, 2026, the Company redeemed in full the trust securities of FI Statutory Trust VI at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through September 30, 2026. The redemption included all of the outstanding debt securities ($10.3 million aggregate principal amount) which obligated the issuer trust to concurrently redeem all of the outstanding trust securities ($10.0 million of capital securities and $0.3 million of common securities).

On October 6, 2026, the Company caused a redemption notice to be sent to holders of the trust securities of HF Financial Capital Trust V. The Company expects to redeem in full those trust securities on December 1, 2026, at a redemption price of 100% of the principal amount of the issued and outstanding debt securities plus accrued and unpaid interest through November 30, 2026. The redemption would include all of the outstanding debt securities ($5.3 million aggregate principal amount), which would obligate the issuer trust to concurrently redeem all of the outstanding trust securities ($5.0 million capital securities and $0.3 million common securities).
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
Indirect Loans
In January 2025, we announced our plans to stop originating indirect loans as of February 28, 2025. Under our indirect lending program, indirect loans were created when we purchased consumer loan contracts advanced for the purchase of automobiles, boats, recreational vehicles, and other consumer goods from the consumer product dealer network within the market areas we serve. Since discontinuing new originations, the indirect loan portfolio has continued to decline through scheduled amortization and normal portfolio runoff. This runoff is expected to continue over the remaining contractual terms of the existing loans, which generally mature in seven years or less. At September 30, 2026, the Company’s $321.3 million of indirect loans represented approximately 2.3% of loan balances and 72.2% of our consumer loan portfolio.
Economic Conditions
The Company has ample liquidity, and its capital ratios exceed all regulatory requirements to be deemed “well-capitalized” as of September 30, 2026. Our deposit base is diversified, including by depositor, which includes individuals, businesses across multiple industries, governmental units, and other entities, as well as geographically, across the communities we serve in our 10-state footprint.
As of September 30, 2026, our FDIC insured deposits were 63.5% of total deposits, including accounts eligible for pass-through insurance. As of October 30, 2026, the Bank had available borrowing capacity of $4.8 billion with the Federal Home Loan Bank (“FHLB”) and $5.3 billion with the Federal Reserve Bank (“FRB”) based on pledged investment securities and loan collateral.
The Company’s quarterly yield on interest earning assets increased to 4.68% for the three months ended September 30, 2026 from 4.65% for the three months ended June 30, 2026, and decreased from 4.73% for the three months ended September 30, 2025.
Short-term interest rates have benefited the Company’s cost of funds, primarily resulting in reduced rates on variable rate debt and deposits. The Company’s cost of funds decreased to 1.19% during the three months ended September 30, 2026 from 1.23% during the three months ended June 30, 2026, and decreased from 1.45% during the three months ended September 30, 2025.
During the third quarter of 2026, the changes in the mix and cost of funds were partially supported by the changes in the mix and yield on earning assets, resulting in an increase in the Company’s net interest margin to 3.53% during the three months ended September 30, 2026, from 3.45% during the three months ended June 30, 2026 and 3.34% during the three months ended September 30, 2025. The Company’s net FTE interest margin, a non-GAAP financial measure, increased to 3.55% during the three months ended September 30, 2026, from 3.48% during the three months ended June 30, 2026 and 3.36% during the three months ended September 30, 2025.
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

A slowdown, downturn, or recession in the U.S. economy or changes in U.S. trade policies could impact the Company, including by impacting the level of deposits held by our clients, whether through a higher volume of withdrawals or through a lower volume of deposits. Client deposits are one of the Company’s primary lending sources. The credit quality of the Company’s loans may also be impacted if clients must weather adverse economic conditions which could result in an increase in credit losses or other related expenses. For example, the estimated effects of current and forecasted economic conditions are reflected in the Company’s provision for credit losses and allowance for credit losses. During the third quarter of 2026, the Company recorded a $10.5 million provision for credit losses, and the allowance for credit losses increased to 1.30% of loans held for investment at September 30, 2026, from 1.28% at June 30, 2026. During the same period, non-performing assets decreased approximately 6.1% while criticized loans increased 0.2%. For additional information regarding non-performing assets, allowance for credit losses, and credit quality indicators, see “Note – Loans Held for Investment – Credit Quality Indicators” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.
Primary Factors Used in Evaluating Our Business
As a banking institution, we manage and evaluate our financial condition and our results of operations. We monitor and evaluate the levels and trends of the line items included in our balance sheets and statements of income, as well as the various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against both our own historical levels as well as the financial condition and performance of comparable banking institutions in our region and nationally.
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
Critical Accounting Estimates and Significant Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, and are also referenced in “Note 1 – Basis of Presentation” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report. There have been no material changes during the third quarter of 2026 in our critical accounting estimates and policies from the critical accounting estimates and policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Net Income
Net income decreased $9.2 million to $62.2 million, or $0.65 per diluted share, during the three months ended September 30, 2026, as compared to net income of $71.4 million, or $0.69 per diluted share, for the same period in 2025, which is primarily attributable to the $10.5 million provision for credit losses recorded during the third quarter of 2026.

Net income increased $13.0 million to $206.3 million, or $2.13 per diluted share, during the nine months ended September 30, 2026, as compared to net income of $193.3 million, or $1.87 per diluted share, for the same period in 2025, which is primarily attributable to the $19.5 million gain recorded from the sale of the eleven Nebraska branches during the second quarter of 2026, partially offset by lower net interest income for the 2026 period.
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

Average Balance Sheets, Yields and Rates	Three Months Ended
(Dollars in millions)	September 30, 2026			September 30, 2025
	Average Balance	Interest(3) (6)	Average Rate	Average Balance	Interest(3) (6)	Average Rate
Interest earning assets:
Loans (1)	$14,165.6	$202.3	5.67%	$16,419.0	$235.0	5.68%
Investment securities:
Taxable (2)	7,879.4	61.0	3.07	7,144.7	47.8	2.65
Tax-exempt	173.8	0.7	1.60	180.0	0.9	1.98
Investment in FHLB and FRB stock	106.3	1.4	5.23	107.9	1.3	4.78
Interest bearing deposits in banks	857.3	8.2	3.79	737.8	8.4	4.52
Federal funds sold	—	—	—	0.1	—	—
Total interest earning assets	$23,182.4	$273.6	4.68%	$24,589.5	$293.4	4.73%
Noninterest earning assets	2,642.2			2,702.9
Total assets	$25,824.6			$27,292.4
Interest bearing liabilities:
Demand deposits	$6,152.3	$13.3	0.86%	$6,326.4	$15.7	0.98%
Savings deposits	7,685.7	32.7	1.69	7,841.2	37.8	1.91
Time deposits	2,164.8	14.2	2.60	2,782.1	23.4	3.34
Repurchase agreements	476.1	1.0	0.83	490.8	1.2	0.97
Other borrowed funds	—	—	—	23.0	0.4	6.90
Long-term debt	146.8	2.6	7.03	201.1	3.8	7.50
Subordinated debentures held by subsidiary trusts	149.9	2.5	6.62	163.1	2.9	7.05
Total interest bearing liabilities	$16,775.6	$66.3	1.57%	$17,827.7	$85.2	1.90%
Noninterest bearing deposits	5,360.4			5,548.7
Other noninterest bearing liabilities	414.8			468.2
Stockholders’ equity	3,273.8			3,447.8
Total liabilities and stockholders’ equity	$25,824.6			$27,292.4
Net FTE interest income (non-GAAP)(4)		$207.3			$208.2
Less FTE adjustments(3)		(1.1)			(1.4)
Net interest income from consolidated statements of income		$206.2			$206.8
Interest rate spread			3.11%			2.83%
Net interest margin			3.53			3.34
Net FTE interest margin (non-GAAP)(4)			3.55			3.36
Cost of funds, including noninterest bearing demand deposits (5)			1.19			1.45

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
(6) Dividends on FHLB and FRB stock.
Net interest income decreased $0.6 million during the three months ended September 30, 2026, as compared to the same period in 2025.
Net interest income included interest accretion related to the fair value of acquired loans of $2.4 million during the three months ended September 30, 2026, compared to interest accretion of $3.5 million during the three months ended September 30, 2025.

Our net interest margin ratio increased 19 basis points to 3.53% for the three months ended September 30, 2026, as compared to 3.34% for the same period in 2025 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 19 basis points for the three months ended September 30, 2026, as compared to the same period in 2025. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 21 basis points to 3.51% during the three months ended September 30, 2026, as compared to 3.30% for the same period in 2025. The increases in the net interest margin ratio were primarily as a result of lower cost of deposits and an improved funding mix, partially offset by lower average loan balances.

Average Balance Sheets, Yields and Rates	Nine Months Ended
(Dollars in millions)	September 30, 2026			September 30, 2025
	Average Balance	Interest(3) (6)	Average Rate	Average Balance	Interest(3) (6)	Average Rate
Interest earning assets:
Loans (1)	$14,570.9	$613.4	5.63%	$17,042.5	$718.7	5.64%
Investment securities
Taxable (2)	7,819.9	175.0	2.99	7,286.7	148.7	2.73
Tax-exempt	175.0	2.4	1.83	181.3	2.6	1.92
Investment in FHLB and FRB stock	106.4	3.9	4.90	140.8	6.3	5.98
Interest bearing deposits in banks	837.0	23.5	3.75	619.4	20.9	4.51
Federal funds sold	0.1	—	—	0.1	—	—
Total interest earning assets	$23,509.3	$818.2	4.65%	$25,270.8	$897.2	4.75%
Noninterest earning assets	2,626.1			2,726.8
Total assets	$26,135.4			$27,997.6
Interest bearing liabilities:
Demand deposits	$6,201.4	$40.1	0.86%	$6,380.3	$45.1	0.95%
Savings deposits	7,783.4	98.3	1.69	7,814.4	110.1	1.88
Time deposits	2,339.8	48.9	2.79	2,816.8	72.1	3.42
Repurchase agreements	471.9	2.9	0.82	513.6	3.5	0.91
Other borrowed funds	1.3	—	—	753.5	26.2	4.65
Long-term debt	146.7	7.8	7.11	164.1	8.2	6.68
Subordinated debentures held by subsidiary trusts	149.9	7.3	6.51	163.1	8.6	7.05
Total interest bearing liabilities	$17,094.4	$205.3	1.61%	$18,605.8	$273.8	1.97%
Noninterest bearing deposits	5,288.9			5,572.5
Other noninterest bearing liabilities	393.3			417.6
Stockholders’ equity	3,358.8			3,401.7
Total liabilities and stockholders’ equity	$26,135.4			$27,997.6
Net FTE interest income (non-GAAP)(3)		$612.9			$623.4
Less FTE adjustments (3)		(3.8)			(4.4)
Net interest income from consolidated statements of income		$609.1			$619.0
Interest rate spread			3.04%			2.78%
Net interest margin			3.46			3.27
Net FTE interest margin (non-GAAP)(4)			3.49			3.30
Cost of funds, including noninterest bearing demand deposits (5)			1.23			1.51

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
(6) Dividends on FHLB and FRB stock.

Net interest income decreased $9.9 million during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to lower interest income on loans as a result of a decrease in average rates and average loan balances driven by the sale of the Arizona and Kansas branches during the fourth quarter of 2025 and the sale of eleven Nebraska branches during the second quarter of 2026, partially offset by a decrease in interest expense resulting from decreased rates on other borrowed funds and deposits along with a decrease in average other borrowed funds balances and higher interest income on investment securities as a result of an increase in average rates and average investment security balances.
Net interest income included interest accretion related to the fair value of acquired loans of $9.0 million during the nine months ended September 30, 2026, compared to interest accretion of $12.4 million during the nine months ended September 30, 2025.
Our net interest margin ratio increased 19 basis points to 3.46% for the nine months ended September 30, 2026, as compared to 3.27% for the same period in 2025 and our net FTE interest margin ratio, a non-GAAP financial measure, increased 19 basis points for the nine months ended September 30, 2026, as compared to the same period in 2025. Exclusive of the impact of interest accretion on acquired loans, the net FTE interest margin ratio increased 20 basis points to 3.43% during the nine months ended September 30, 2026, as compared to 3.23% for the same period in 2025. The increases in the net interest margin ratio were primarily a result of lower interest expense resulting from decreased other borrowed funds balances.
The table below sets forth a summary of the changes in interest income and interest expense resulting from estimated changes in average asset and liability balances (volume) and estimated changes in average interest rates (referred to as “rate”) for the three and the nine months ended September 30, 2026 and 2025. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

Analysis of Interest Changes Due to Volume and Rates
(Dollars in millions)	Three Months Ended September 30, 2026 compared with Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 compared with Nine Months Ended September 30, 2025
	Volume	Rate(2)	Net	Volume	Rate(2)	Net
Interest earning assets:
Loans (1)	$(32.3)	$(0.4)	$(32.7)	$(104.3)	$(1.0)	$(105.3)
Investment securities (1)	4.8	8.2	13.0	10.7	15.4	26.1
Investment in FHLB and FRB stock	—	0.1	0.1	(1.5)	(0.9)	(2.4)
Interest bearing deposits in banks	1.4	(1.6)	(0.2)	7.3	(4.7)	2.6
Total change	(26.1)	6.3	(19.8)	(87.8)	8.8	(79.0)
Interest bearing liabilities:
Demand deposits	(0.4)	(2.0)	(2.4)	(1.3)	(3.7)	(5.0)
Savings deposits	(0.7)	(4.4)	(5.1)	(0.4)	(11.4)	(11.8)
Time deposits	(5.2)	(4.0)	(9.2)	(12.2)	(11.0)	(23.2)
Repurchase agreements	—	(0.2)	(0.2)	(0.3)	(0.3)	(0.6)
Other borrowed funds	(0.4)	—	(0.4)	(26.2)	—	(26.2)
Long-term debt	(1.0)	(0.2)	(1.2)	(0.9)	0.5	(0.4)
Subordinated debentures held by subsidiary trusts	(0.2)	(0.2)	(0.4)	(0.7)	(0.6)	(1.3)
Total change	(7.9)	(11.0)	(18.9)	(42.0)	(26.5)	(68.5)
Increase in net FTE interest income (1)	$(18.2)	$17.3	$(0.9)	$(45.8)	$35.3	$(10.5)
(1)Interest income and average rates for tax-exempt loans and securities are presented on a FTE basis.
(2)Dividends on FHLB and FRB stock are used to determine the rate.

Non-GAAP Reconciliations
The table below provides a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measure.

		Three Months Ended			Nine Months Ended
(In millions, except % and per share data)		September 30, 2026	June 30, 2026	September 30, 2025	Sep 30, 2026	Sep 30, 2025
Net interest income	(A)	$206.2	$202.2	$206.8	$609.1	$619.0
FTE interest income		1.1	1.4	1.4	3.8	4.4
Net FTE interest income (Non-GAAP)	(B)	207.3	203.6	208.2	612.9	623.4
Less purchase accounting accretion on acquired loans		2.4	3.5	3.5	9.0	12.4
Adjusted net FTE interest income (Non-GAAP)	(C)	$204.9	$200.1	$204.7	$603.9	$611.0

Average interest earning assets	(D)	$23,182.4	$23,484.9	$24,589.5	$23,509.3	$25,270.8

Net interest margin (GAAP)	(A*) / (D)	3.53%	3.45%	3.34%	3.46%	3.27%
Net FTE interest margin ratio (Non-GAAP)	(B*) / (D)	3.55	3.48	3.36	3.49	3.30
Adjusted net FTE interest margin ratio (Non-GAAP)	(C*) / (D)	3.51	3.42	3.30	3.43	3.23
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
The Company recorded a $10.5 million provision for credit losses, resulting from a provision for credit losses of $9.1 million on loans held for investment and a provision for credit losses for unfunded commitments of $1.4 million during the three months ended September 30, 2026, as compared to no provision for credit losses during the same period in 2025. Net charge-offs were $9.9 million or an annualized 0.28% of average loans outstanding during the three months ended September 30, 2026, as compared to net charge-offs of $2.3 million, or an annualized 0.06% of average loans outstanding during the same period in 2025. Net loan charge-offs in the third quarter of 2026 were composed of charge-offs of $11.9 million, which were partially offset by recoveries of $2.0 million.
The provision for credit losses during the nine months ended September 30, 2026 of $14.0 million included a provision for credit losses on loans held for investment of $12.0 million, a provision for credit losses on unfunded commitments of $2.4 million, and a reduction of credit losses on investment securities of $0.4 million. This compares to a provision for credit losses of $19.7 million during the same period in 2025. Net charge-offs were $22.0 million or an annualized 0.20% of average loans outstanding during the nine months ended September 30, 2026, as compared to net charge-offs of $17.1 million, or an annualized 0.13% of average loans outstanding during the same period in 2025. Net loan charge-offs during the nine months ended September 30, 2026 were composed of charge-offs of $32.4 million, which were partially offset by recoveries of $10.4 million.
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

Noninterest Income
Noninterest income also contributes to our operating results with fee-based revenues such as payment services, mortgage banking and wealth management revenues, service charges on deposit accounts, and other service charges, commissions and fees. The following table presents the composition of our noninterest income for the periods indicated:

Noninterest Income	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2026	2025			2026	2025
Payment services revenues	$16.7	$16.8	$(0.1)	(0.6)%	$49.1	$51.7	$(2.6)	(5.0)%
Mortgage banking revenues	1.5	1.5	—	—	4.3	4.7	(0.4)	(8.5)
Wealth management revenues	11.1	10.4	0.7	6.7	32.2	29.9	2.3	7.7
Service charges on deposit accounts	6.4	7.0	(0.6)	(8.6)	19.5	20.5	(1.0)	(4.9)
Other service charges, commissions and fees	2.1	2.1	—	—	6.1	6.5	(0.4)	(6.2)
Other income	5.5	5.9	(0.4)	(6.8)	15.4	13.5	1.9	14.1
Gain on sale of branches, net	—	—	—	—	19.5	—	19.5	100.0
Total noninterest income	$43.3	$43.7	$(0.4)	(0.9)	$146.1	$126.8	$19.3	15.2
Noninterest income decreased $0.4 million during the three months ended September 30, 2026 compared to the same period in 2025. For the nine months ended September 30, 2026, noninterest income increased $19.3 million, as compared to the same period in 2025 driven by an increase of $19.5 million related to the gain recorded on the sale of the eleven Nebraska branches during the second quarter of 2026 and an increase in wealth management revenues mainly as a result of increased trust and estate fees, partially offset by a decrease in payment services revenues which was mainly the result of outsourcing the consumer credit card portfolio in the second quarter of 2025.
Noninterest Expense
The following table presents the composition of our noninterest expense for the periods indicated:

Noninterest Expense	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(Dollars in millions)	2026	2025			2026	2025
Salaries and wages	$65.9	$66.2	$(0.3)	(0.5)%	$199.3	$199.8	$(0.5)	(0.3)%
Employee benefits	19.5	18.2	1.3	7.1	59.7	56.1	3.6	6.4
Outsourced technology services	16.7	14.9	1.8	12.1	49.3	42.4	6.9	16.3
Occupancy, net	13.4	13.2	0.2	1.5	40.4	40.3	0.1	0.2
Furniture and equipment	4.4	5.3	(0.9)	(17.0)	14.0	15.5	(1.5)	(9.7)
OREO expense, net of income	(0.1)	—	(0.1)	—	(0.6)	0.5	(1.1)	NM
Professional fees	5.1	6.1	(1.0)	(16.4)	16.1	17.3	(1.2)	(6.9)
FDIC insurance premiums	3.2	3.7	(0.5)	(13.5)	9.4	12.0	(2.6)	(21.7)
Other intangibles amortization	3.2	3.4	(0.2)	(5.9)	9.8	10.2	(0.4)	(3.9)
Other expenses	25.8	26.9	(1.1)	(4.1)	76.2	79.5	(3.3)	(4.2)
Total noninterest expense	$157.1	$157.9	$(0.8)	(0.5)	$473.6	$473.6	$—	—
Noninterest expense decreased $0.8 million during the three months ended September 30, 2026 compared to the same period in 2025, and was stable during the nine months ended September 30, 2026.
Employee benefits expense increased $1.3 million during the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher health insurance costs of $1.4 million during the third quarter of 2026. Employee benefits expense increased $3.6 million during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher health insurance costs of $5.4 million, partially offset by lower long-term incentives of $1.5 million during the 2026 period.
Outsourced technology services increased $1.8 million during the three months ended September 30, 2026 as compared to the same period in 2025, and increased $6.9 million during the nine months ended September 30, 2026 primarily due to increases in account processing software costs and an increase in software service costs.

Furniture and equipment decreased $0.9 million during the three months ended September 30, 2026 as compared to the same period in 2025, and decreased $1.5 million during the nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to a decrease in depreciation expense.
Other Real Estate Owned (“OREO”) expense, net decreased $0.1 million during the three months ended September 30, 2026 as compared to the same period in 2025, and decreased $1.1 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease during the nine months ended September 30, 2026 was primarily due to a positive fair value adjustment to a commercial property during the first quarter of 2026.
Professional fees decreased $1.0 million during the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to decreases in legal and consulting services. Professional fees decreased $1.2 million during the nine months ended September 30, 2026, as compared to the same period in 2025 primarily due to a decrease in legal services.
FDIC insurance premiums decreased $0.5 million during the three months ended September 30, 2026 as compared to the same period in 2025, and decreased $2.6 million during the nine months ended September 30, 2026, primarily attributable to lower FDIC assessment rates in 2026 due to lower average assets and as a result of an adjustment to our special assessment accrual in the first quarter of 2026 to cover the losses incurred by the Deposit Insurance Fund (“DIF”) in response to the 2023 bank failures.
Other expenses primarily include advertising and public relations costs; office supply, postage, freight, telephone, and travel expenses; donations expense; debit and credit card expenses; board of director fees; legal expenses; and other losses. Other expenses decreased $1.1 million during the three months ended September 30, 2026 compared to the same period in 2025, primarily resulting from decreases in donation and credit card reward expenses, partially offset by an increase in advertising costs. Other expenses decreased $3.3 million during the nine months ended September 30, 2026, primarily resulting from decreases in donation and credit card reward expenses and losses on sale of fixed assets, partially offset by an increase in advertising costs.
Income Tax Expense
Our effective federal tax rate was 19.0% for the three months ended September 30, 2026 compared to 17.8% for the three months ended September 30, 2025, and was 18.0% for the nine months ended September 30, 2026 compared to 18.3% for the same period in 2025. Fluctuations in effective federal income tax rates are primarily driven by changes in actual and forecasted pre-tax income.
State income tax applies primarily to pretax earnings generated within Colorado, Idaho, Iowa, Missouri, Montana, Oregon, and South Dakota. Our effective state tax rate was stable at 5.0% for the three months ended September 30, 2026 and for the three months ended September 30, 2025 and was 4.9% and 5.1% for the nine months ended September 30, 2026 and 2025, respectively.
Financial Condition
Total Assets
Total assets decreased $871.0 million, or 3.3%, to $25,769.6 million as of September 30, 2026, from $26,640.6 million as of December 31, 2025, primarily due to decreases in loans and cash and cash equivalents which were partially offset by an increase in investment securities. Significant fluctuations in balance sheet accounts are discussed below. More information regarding the results as of December 31, 2025 can be found in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 96.3% and 94.5% of the investment portfolio’s available-for-sale and held-to-maturity segments, respectively, at September 30, 2026.
Investment securities increased $415.0 million, or 5.4%, to $8,045.2 million, or 31.2% of total assets, as of September 30, 2026, from $7,630.2 million, or 28.6% of total assets, as of December 31, 2025. The increase primarily resulted from purchases of investment securities, partially offset by pay-downs, maturities, called securities, and a $181.5 million decrease in fair market values during the period.
As of September 30, 2026 and December 31, 2025, the estimated duration of our investment portfolio was 3.3 years.
As of September 30, 2026 and December 31, 2025, we had $4,773.8 million and $5,645.8 million, respectively, of investment securities that had been in a continuous loss position for more than twelve months. Gross unrealized losses on these securities attributable to changes in interest rates totaled $581.8 million and $443.2 million, respectively, as of September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had no allowance for credit losses on available-for-sale securities and an allowance for credit losses on held-to-maturity securities classified as corporate and municipal securities of $0.1 million and $0.5 million, respectively.
Loans Held for Investment, Net of Deferred Fees and Costs
Loans held for investment, net of deferred fees and costs, decreased $1,216.2 million to $13,985.4 million as of September 30, 2026 as compared to $15,201.6 million as of December 31, 2025.
The following table presents the composition and comparison of loans held for investment for the periods indicated:

	September 30, 2026	December 31, 2025	$ Change	% Change
Real estate:
Commercial	$7,876.3	$8,144.4	$(268.1)	(3.3)%
Construction	541.7	837.2	(295.5)	(35.3)
Residential	2,007.9	2,108.8	(100.9)	(4.8)
Agricultural	553.5	629.0	(75.5)	(12.0)
Total real estate	10,979.4	11,719.4	(740.0)	(6.3)
Consumer:
Indirect	321.3	477.5	(156.2)	(32.7)
Direct and advance lines	123.6	131.5	(7.9)	(6.0)
Total consumer	444.9	609.0	(164.1)	(26.9)
Commercial	2,223.5	2,359.6	(136.1)	(5.8)
Agricultural	346.4	520.2	(173.8)	(33.4)
Other, including overdrafts	0.3	1.7	(1.4)	(82.4)
Deferred loan fees and costs	(9.1)	(8.3)	(0.8)	9.6
Loans held for investment, net of deferred loan fees and costs	$13,985.4	$15,201.6	$(1,216.2)	(8.0)
The Company discontinued accepting applications to originate indirect loans during the first quarter of 2025, which resulted in $156.2 million of continued amortization for the indirect portfolio as of September 30, 2026. The remaining decline in loan balances is due to loan paydowns and payoffs during the nine months ended September 30, 2026.

Non-Performing Assets
Non-performing assets include non-performing loans and OREO.
Non-Performing Loans. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.
Non-accrual loans. We generally place loans on non-accrual status when they become 90 days past due unless they are well secured and in the process of collection or if the collection of principal and interest is in doubt. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Non-accrual loans increased approximately $16.6 million, or 12.4%, to $150.1 million as of September 30, 2026, from $133.5 million as of December 31, 2025, primarily due to a single client relationship comprised of commercial and commercial real estate loans. As of September 30, 2026, there were approximately $60.4 million of non-accrual loans for which there was no related allowance for credit losses, as these loans had sufficient collateral securing the loan for repayment.
Loans contractually past due 90 days or more and still accruing interest. Loans past due 90 days or more accruing interest were $1.0 million as of September 30, 2026 compared to $1.4 million as of December 31, 2025.
Other Real Estate Owned (OREO). OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. We record OREO at fair value less estimated selling costs. Any excess of loan carrying value over the fair value of the real estate at the time it is acquired, is recorded as a charge against the allowance for credit losses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings in the period in which they are identified. OREO increased $0.5 million, or 14.7%, to $3.9 million as of September 30, 2026, from $3.4 million as of December 31, 2025.
The following table sets forth information regarding non-performing assets as of the dates indicated:

Non-Performing Assets
(Dollars in millions)	September 30, 2026	December 31, 2025
Non-performing loans:
Non-accrual loans	$150.1	$133.5
Accruing loans past due 90 days or more	1.0	1.4
Total non-performing loans	151.1	134.9
OREO	3.9	3.4
Total non-performing assets	$155.0	$138.3

Non-accrual loans to loans held for investment	1.07%	0.88%
Non-performing assets to loans held for investment and OREO	1.11	0.91
Non-performing assets to total assets	0.60	0.52
Allowance for credit losses to non-performing loans	120.05	141.88

The following table sets forth the allocation of our non-performing loans among our various loan categories as of the dates indicated.

Non-Performing Loans by Loan Type
(Dollars in millions)	September 30, 2026	Percent of Total	December 31, 2025	Percent of Total
Real estate:
Commercial	$57.0	37.7%	$35.9	26.6%
Construction	4.5	3.0	4.3	3.2
Residential	11.4	7.5	14.0	10.4
Agricultural	22.3	14.8	27.1	20.1
Total real estate	95.2	63.0	81.3	60.3
Consumer
Indirect	3.9	2.6	5.7	4.2
Direct	0.9	0.6	0.7	0.5
Total consumer	4.8	3.2	6.4	4.7
Commercial	36.7	24.3	22.6	16.8
Agricultural	14.4	9.5	24.6	18.2
Total non-performing loans	$151.1	100.0%	$134.9	100.0%

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
Our allowance for credit losses was $181.4 million, or 1.30% of loans held for investment as of September 30, 2026 compared to $191.4 million, or 1.26% of loans held for investment, as of December 31, 2025. The percentage increase reflected changes related to the specific valuation allowance on non-accrual loans, partially offset by changes in the mix of loan balances. The Company’s allowance for off-balance sheet credit losses was $8.3 million as of September 30, 2026, compared to $5.9 million as of December 31, 2025.
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

The following table sets forth information regarding our allowance for credit losses as of the dates and for the periods indicated:

Allowance for Credit Losses	Three Months Ended			Nine Months Ended
(Dollars in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Allowance for credit losses on loans:
Beginning balance	$182.2	$205.8	$209.6	$191.4	$204.1
Provision for (reduction of) credit losses	9.1	7.7	(1.5)	12.0	18.8
Charge-offs:
Real estate
Commercial	1.8	19.0	0.2	2.2	3.0
Residential	0.9	0.3	0.4	1.9	1.1
Agricultural	—	—	0.2	0.1	0.2
Consumer	3.1	3.4	3.8	9.3	14.1
Commercial	3.2	1.7	2.1	7.5	7.2
Agricultural	2.9	0.1	—	11.4	4.9
Total charge-offs	11.9	24.5	6.7	32.4	30.5
Recoveries:
Real estate
Commercial	—	0.1	0.2	3.3	5.0
Construction	0.1	0.1	1.3	0.1	1.3
Residential	0.1	0.1	—	0.8	0.3
Agricultural	—	0.5	—	—	0.2
Consumer	1.2	0.8	2.2	3.3	4.9
Commercial	0.4	0.7	0.7	2.5	1.6
Agricultural	0.2	0.1	—	0.4	0.1
Total recoveries	2.0	2.4	4.4	10.4	13.4
Net charge-offs	9.9	22.1	2.3	22.0	17.1
Ending balance	$181.4	$191.4	$205.8	$181.4	$205.8

Allowance for off-balance sheet credit losses:
Beginning balance	$6.9	$6.3	$4.8	$5.9	$5.2
Provision for (reduction of) off-balance sheet credit losses	1.4	(0.4)	1.5	2.4	1.1
Ending balance	$8.3	$5.9	$6.3	$8.3	$6.3

Allowance for credit losses on investment securities:
Beginning balance	$0.1	$0.7	$0.7	$0.5	$0.9
Reduction of credit losses on investment securities	—	(0.2)	—	(0.4)	(0.2)
Ending balance	$0.1	$0.5	$0.7	$0.1	$0.7

Total allowance for credit losses	$189.8	$197.8	$212.8	$189.8	$212.8
Total provision for credit losses	10.5	7.1	—	14.0	19.7
Loans held for investment, net of deferred fees and costs	13,985.4	15,201.6	15,834.4	13,985.4	15,834.4
Average loans	14,165.6	15,540.5	16,419.0	14,570.9	17,042.5
Net loans charged-off to average loans, annualized	0.28%	0.56%	0.06%	0.20%	0.13%
Allowance to non-accrual loans	120.85	143.37	113.33	120.85	113.33
Allowance to loans held for investment	1.30	1.26	1.30	1.30	1.30

Total Liabilities
Total liabilities decreased $579.0 million, or 2.5%, to $22,614.6 million as of September 30, 2026, from $23,193.6 million as of December 31, 2025, primarily due to a decrease in deposits, partially offset by an increase in accounts payable and accrued expenses related to a $102.7 million accrual for unsettled investment securities.

Deposits
Our deposits consist of noninterest bearing and interest bearing demand, savings, individual retirement, and time deposit accounts. Total deposits decreased $699.8 million, or 3.2%, to $21,388.5 million as of September 30, 2026, from $22,088.3 million as of December 31, 2025, with decreases across all interest bearing deposit categories partly due to $244.2 million of deposits sold with the eleven Nebraska branches in the second quarter of 2026, partially offset by an increase in noninterest bearing deposits.
The following table summarizes our deposits as of the dates indicated:

Deposits
(Dollars in millions)	September 30, 2026	Percent of Total	December 31, 2025	Percent of Total
Noninterest bearing demand	$5,446.4	25.5%	$5,286.8	23.9%
Interest bearing:
Demand	6,112.0	28.6	6,319.7	28.6
Savings	7,701.2	36.0	7,843.5	35.5
Time, $250,000 or more	584.7	2.7	792.9	3.6
Time, other (1)	1,544.2	7.2	1,845.4	8.4
Total interest bearing	15,942.1	74.5	16,801.5	76.1
Total deposits	$21,388.5	100.0%	$22,088.3	100.0%

(1)Included in “Time, other” are IntraFi Network Deposits of $4.9 million and $13.4 million as of September 30, 2026 and December 31, 2025, respectively.
Deposit Insurance
The deposits of the Bank are insured up to the applicable limits by the DIF of the FDIC, generally up to $250,000 per insured depositor. The Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The estimated amount of deposits in excess of the FDIC insurance limit at September 30, 2026 was $7.8 billion, or 36.5% of total deposits. Estimates of uninsured deposits are based on the methodologies and assumptions used in the Bank’s call reports and do not necessarily reflect an evaluation of all scenarios that potentially would determine the availability of deposit insurance to customer accounts based on FDIC regulations.
Capital Resources and Liquidity Management
Capital Resources. Stockholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities. Stockholders’ equity decreased $292.0 million, or 8.5%, to $3,155.0 million as of September 30, 2026, from $3,447.0 million as of December 31, 2025, due to cash dividends paid, stock repurchases of vested restricted shares tendered in lieu of cash for payment of income tax withholding amounts by participants, stock repurchases as part of the stock repurchase program, and an increase to the unrealized losses on available-for-sale securities through other comprehensive income, partially offset by the retention of retained earnings.
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

During the nine months ended September 30, 2026, 6,363,860 shares of common stock were repurchased under the stock repurchase program at a total cost of $229.0 million or at a weighted-average price of $35.98 per share. As of September 30, 2026, following these repurchases, approximately $103.4 million remained available for future purchases under the program. From October 1, 2026 to October 30, 2026, the Company purchased approximately 935 thousand shares of common stock, for a total repurchase of approximately $33.2 million. As of October 30, 2026, following these 2026 repurchases and the January 2026 and July 2026 increases in the authorized aggregate dollar value of shares to be repurchased under the repurchase program, approximately $70.3 million remained available for future purchases under the program.
On October 21, 2026, the Company’s board of directors declared a dividend of $0.47 per common share, payable on November 13, 2026, to common stockholders of record as of November 3, 2026. The dividend equates to a 5.0% annual yield based on the $37.82 average closing price of the Company’s common stock as reported on NASDAQ during the third quarter of 2026.
As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of September 30, 2026 and December 31, 2025, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.” For additional information regarding our capital levels, see “Note – Regulatory Capital” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report.

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
For the nine months ended September 30, 2026, net cash provided by operating activities was $218.6 million, net cash provided by investing activities was $546.9 million and net cash used in financing activities was $822.6 million. Major uses of cash were $455.7 million in outflows of deposits and $488.1 million in investment security purchases, net of investment security maturities and paydowns. Major sources of cash included $1,199.1 million in net loan repayments. Total cash and cash equivalents were $1,252.6 million as of September 30, 2026, compared to $1,309.7 million as of December 31, 2025. For additional information regarding our operating, investing, and financing cash flows, see the unaudited “Consolidated Statements of Cash Flows,” included in Part I – Financial Information, “Item 1 – Financial Statements.” For additional information regarding our deposits, see “–Financial Condition – Deposits,” above.
As of September 30, 2026, the Company had $125.0 million of aggregate principal amount of fixed-to-floating rate subordinated notes due June 15, 2035, and available borrowing capacity of $4,750.5 million with the FHLB. The Company has unused federal fund lines of credit with third parties amounting to $235.0 million, subject to funds availability. These lines are subject to cancellation without notice. The Company also has an unused line of credit with the FRB for borrowings up to $5,148.3 million secured by government and agency backed securities and a blanket pledge of agricultural and commercial loans.
As of September 30, 2026, the Company sponsored twelve wholly-owned business trusts. The trusts were formed for the exclusive purpose of issuing an aggregate of $149.9 million of 30-year floating rate mandatorily redeemable capital trust preferred securities (“Trust Preferred Securities”) to third-party investors. The Trusts also issued, in aggregate, $4.9 million of common equity securities to First Interstate BancSystem, Inc. Proceeds from the issuance of the Trust Preferred Securities and common equity securities were invested in 30-year junior subordinated deferrable interest debentures (“Subordinated Debentures”) issued by First Interstate BancSystem, Inc.

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

	September 30, 2026			December 31, 2025
(Dollars in billions)	FHLB	FRB	Total	FHLB	FRB	Total
Total borrowing capacity	$4.8	$5.1	$9.9	$5.4	$3.6	$9.0
Borrowings outstanding	—	—	—	—	—	—
Remaining Capacity, at period end	$4.8	$5.1	$9.9	$5.4	$3.6	$9.0

Cash and due from banks			0.3			0.4
Interest bearing deposits			0.9			1.0
Total available liquidity			$11.1			$10.4

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
The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in total deposit pricing for a given change in market interest rates. In up-rate scenarios, the total deposit beta is 29% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the total deposit beta is 28% over the 12-month simulation with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to deposit pricing may vary significantly from this simulation due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. The net interest income simulations at September 30, 2026 indicate a balanced repricing dynamic between interest earning assets and interest bearing liabilities.

Change in Interest Rate	Percent Change in Net Interest Income
(basis points)	September 30, 2026
+200	1.63%
+100	0.94
-100	(1.24)
-200	(2.67)
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.
As of September 30, 2026, the Company does not have any active interest rate derivatives designated as cash flow hedges. Amounts previously deferred in accumulated other comprehensive income (AOCI) related to cash flow hedges will be reclassified to income over time as the previously hedged, forecasted transactions remain probable of occurring. The Company continues to monitor its interest rate risk exposure and may enter into new derivative contracts in the future as part of its ongoing risk management activities.
Refer to “Note – Derivatives and Hedging Activities” in the accompanying “Notes to Unaudited Consolidated Financial Statements” included in this report for further discussion on how we manage interest rate risk.

Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, such control.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the three months ended September 30, 2026.
(b) Not applicable.
(c) The following table provides information with respect to purchases made of our common stock by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2026.

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs(1)
July 1, 2026 to July 31, 2026
Stock Repurchase Program(1)	287,572	$38.12	287,572	$168,765,608
August 1, 2026 to August 31, 2026
Stock Repurchase Program(1)	776,510	37.74	776,510	139,461,269
September 1, 2026 to September 30, 2026
Stock Repurchase Program(1)	977,116	36.87	977,116	103,439,153
Total	2,041,198	$37.37	2,041,198	$103,439,153
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
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.3
Amended and Restated Bylaws of First Interstate BancSystem, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34653, filed on May 23, 2025).

10.1	Transition and Separation Agreement by and between First Interstate BancSystem, Inc. and Kirk Jensen, dated July 9, 2026.

10.2	Employment Agreement, dated September 14, 2026, between Jeffery Lee, the Company and the Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, File No. 001-34653, filed on September 16, 2026)

10.3	Amendment, dated June 8, 2026, to Lease Agreement between Billings 401 Joint Venture and First Interstate Bank Montana dated September 20, 1985.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32**	18 U.S.C. Section 1350 Certifications.

101.INS	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the inline XBRL document (included in Exhibit 101)

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INTERSTATE BANCSYSTEM, INC.

Date:	November 2, 2026	By:	/S/ JAMES A. REUTER
James A. Reuter President and Chief Executive Officer

Date:	November 2, 2026	By:	/S/ DAVID P. DELLA CAMERA
David P. Della Camera Executive Vice President and Chief Financial Officer